Form 10-Q
period 1995-09-30
CHEMEX PHARMACEUTICALS INC
filed 1995-11-14
CIK 318306

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                            Commission File
-----------------                            ---------------
SEPTEMBER 30, 1995                           NUMBER 0-9314


                          CHEMEX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                               83-0221517
------------------------                 ---------------------------
(State of Incorporation)                 (I.R.S. Employer I.D. No.)

              660 WHITE PLAINS RD., SUITE 400, TARRYTOWN, NY 10591
              ----------------------------------------------------
                    (Address of principal executive offices)

Telephone Number  (914) 332-8633

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

          Yes  X         No
             ----           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of November  3, 1995                      8,737,788  shares, $0.04 par value
   -----------------                      ---------
                           Total No. of Pages  12
                                               --

                         PART I -- FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

In June 1991, the Company entered into a Joint Venture agreement with the Block Drug Company, Inc. ("Block") for the development, manufacture and marketing of certain dermatological products. Effective December 31, 1994, Block and Chemex mutually agreed to dissolve the Joint Venture in its then current form. Block and Chemex had concluded several agreements as part of the Joint Venture dissolution: (1) Asset Distribution Agreement ("ADA") which specified the distribution of assets of the Joint Venture; (2)
Product Development Agreement ("PDA") and Manufacturing, Marketing and Distribution Agreement ("MMS") which established the joint ownership of Amlexanox (a drug developed by Block and Chemex for the treatment of canker sores) and the responsibilities of each party; and (3) a separate agreement (the "Chemex Option") giving Chemex an option to transfer its share of the ownership rights to Amlexanox to Block for a non-refundable upfront payment plus future royalties on sales of the drug. On May 30, 1995, Chemex exercised its right under the Chemex Option and entered into an Asset Purchase and Royalty Agreement (the "APR") for the sale of Ainlexanox rights to Block on June 7, 1995. Chemex received consent from the licensor, Takeda Chemicals, and pursuant to a condition in the APR, received shareholder approval on September 14, 1995 for the sale of its rights to Amlexanox to Block.

The effect of these transactions was to return the ownership of the dermatology drug development portfolio to Chemex with the exception of Amlexanox, which remained jointly owned by Block and Chemex until the sale of Amlexanox rights by Chemex to Block which was effected in September 1995.
However, the balance of the dermatology drug development portfolio (with the exception of Chemex's share of its rights to Penederm's retinoid acid product which was returned to Block) was returned to Chemex and accordingly, the Company became solely responsible to fund any research and development expenses for these products. As a result, the Company's cash
"burn rate" increased as of January 1, 1995 (see Liquidity and Capital Resources section on page 3).


RECENT DEVELOPMENTS

Due to financial constraints, the Company has stopped all drug development of its drug portfolio. On October 4, 1995, Chemex announced the signing of a definitive agreement to merge the Company with Access Pharmaceuticals, Inc. ("Access"). Under the terms of the agreement, Access will be merged into Chemex which will be the surviving legal entity. All of the outstanding shares of Access will be exchanged for approximately 13,750,000 shares of registered common stock of Chemex. The Chemex name will be changed to Access Pharmaceuticals, Inc. and the operations of the consolidated company will be based in Dallas, Texas. The board of directors of both companies have approved the transaction and the closing of the merger is subject to shareholder approval by both companies shareholders by January 30, 1996.

Pursuant to the terms of the Merger Agreement, Chemex is obligated to loan, at any time prior to the closing of the transaction, an aggregate amount of up to $250,000 to Access, upon request of Access. On October 4, 1995, Chemex made a loan to Access of $100,000 which is evidenced by a convertible promissory note, convertible at Chemex's option upon a default under the note into shares of Series A Convertible Preferred Stock of Access.

Effective as of November 2, 1995, Chemex terminated its lease agreement with DAL Associates for its principal office space located in Fort Lee, New Jersey, pursuant to a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Chemex paid DAL Associates approximately $79,000 in consideration of termination of the lease. Pending the consummation of the Merger, Chemex has leased limited office space on a temporary basis at 660 White Plains Road, Suite 400, Tarrytown, New York 10591. The settlement for the termination of the lease of $79,000 has been reflected in the financial statements for the period ended September 30, 1995.



                        LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 1995 was $2,246,000 an increase of $989,000 as compared to the working capital as of December 31, 1994 of $1,257,000. The increase in working capital was principally due to the sale of Amlexanox rights to Block for $2,500,000 less the operating losses incurred to date. The Company received the $2,500,000 less advances previously made by Block of $250,000, upon receiving Chemex shareholder approval of the sale of Amlexanox in September 1995. The Company has ceased all research spending and intends to conserve cash in anticipation of the merger with Access which will transfer the operations to Dallas, Texas. If the Company does not receive shareholder approval for the Merger, it will consider liquidating its assets and dissolving the Company. The Company's common stock has traded on the Over-the-Counter ("OTC") Bulletin Board under the stock symbol "CHMX" since April 27, 1995.

                               THIRD QUARTER 1995
                                  COMPARED TO
                               THIRD QUARTER 1994


Third quarter revenues were $2,543,000 as compared to $442,000 in 1994, an increase of $2,101,000. The increase in revenues for the third quarter of 1995 as compared to the comparable 1994 period was entirely due to the sale of Amlexanox rights to Block for a one-time upfront prepaid royalty of $2,500,000. The proceeds of $2,500,000 represented a prepaid non-refundable royalty of 10% on the first $25 million of sales of Amlexanox oral products. Proceeds from research project revenues that had been shared 50150 with Block decreased from $412,000 in 1994 to $38,000 in 1995. The decrease principally reflected the termination of the Joint Venture with Block as of December 31, 1994 for all projects other than Amlexanox.

Total research spending was $206,000 as compared to $728,000 for the same period in 1994, a decrease of $522,000. The decrease in spending was principally due to the lack of funding for development spending due to the lack of cash, and a winding up of all research projects during the third quarter of 1995. During the third quarter of 1995, all development projects were terminated.

Total general and administrative expenses were $340,000 for the current quarter of 1995, an increase of $41,000 as compared to the same period in 1994. The increase in spending was due to the following: settlement of the New Jersey lease termination- $79,000; higher legal fees associated with the completion of the Amlexanox sale agreement with Block and the associated proxy for a special shareholder meeting to approve the transaction- $54,000; partially offset by compensation due to reduction in staff- $41,000; elimination of litigation fees from 1994- $24,000; reduced Board of Directors' fees- $13,000; the elimination of product liability insurance- $12,000; and other general expense reductions- $16,000.

There were no professional fees paid to related parties during the third quarter of 1995 as compared to $4,000 paid in the comparable period in 1994.

Accordingly, total expenses were $546,000, a reduction of $485,000 from the same period in 1994.

Third quarter net profit was $1,997,000, or $.23 per share as compared to a net loss of $589,000, or $.07 per share for the third quarter of 1994.

                      NINE MONTHS ENDED SEPTEMBER 30. 1995
                                  COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1994

Net revenues for the nine months ended September 30, 1995 were $2,885,000, $16,000 lower than the 1994 comparable period. The change in revenues from year to year is explained as follows: the one-time non-refundable receipt of upfront royalties for the sale of Amlexanox rights by Chemex to Block of $2,500,000; offset by the one time sale of 10% of a Joint Venture between Chemex and Block in the amount of $1,700,000 in June 1994; and the reduction of joint venture project research revenues of $775,000 principally due to the termination of the Chemex/Block Joint Venture in December 1994 which effectively reduced research reimbursement (of 50%) of a majority of Chemex development projects (with the exception of Amlexanox which was funded 50/50 until the sale of Amlexanox rights by Chemex to Block in September 1995).

Research and development expenses were $1,131,000 for the nine months ended September 30, 1995 as compared to $2,077,000 for the same period in 1994. The reduction of overall research and development spending in 1995 from 1994 of $946,000 was principally due to the completion of Phase III clinical trials in the third quarter of 1994 for Amlexanox which was the most expensive phase in the development of the drug. The Company has terminated all other research and development during the third quarter of 1995 due to the lack of financial resources and the decision to merge the Company with Access Pharmaceuticals, Inc.

General and administrative expenses were $885,000 in 1995, a reduction of $172,000 as compared to the prior year. The reduction in spending may be summarized as follows: the elimination of litigation fees which were incurred in 1994- $131,000; (2) lower compensation expenses due to a voluntary salary reduction of the CEO/Chairman and elimination of positions-
$94,000; the elimination of investment banking fees incurred in 1994-
$92,000; the elimination of product liability insurance in 1995- $15,000; partially offset by higher legal fees due to the termination agreement for the Joint Venture and the agreement to sale the rights to Amlexanox to Block- $102,000; and the settlement as to the termination of the New Jersey lease- $79,000.

Related party expenses were $6,000 for the nine months ended September 30, 1995, a reduction of $5,000 from the prior year.

Accordingly, total expenses were $2,022,000 for year to date 1995, a reduction of $1,123,000 from 1994.

Net profit was $863,000, or $.10 per share as compared to a loss of $244,000, or $.03 per share in 1994.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          None

ITEM 2    CHANGES IN SECURITIES
          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of stockholders was held on September 14, 1995 for the purpose of approving the sale of the Company's interest in Amlexanox, a drug for the treatment of aphthous ulcers or cankers sores to Block Drug.

          The vote for the approval of the above transaction was as follows:

               For:        5,606,770
               Against:      177,056
               Abstain:       44,876

ITEM 5   OTHER INFORMATION

         As of October 3, 1995, the Company entered into an Agreement of Merger and Plan of Reorganization (as amended and restated as of October 31, 1995) whereby Access Pharmaceuticals, Inc. will be merged with an into Chemex and the Access common stock will be converted into approximately 13,750,000 shares of common stock of Chemex (subject to certain adjustments described in the Merger Agreement). The Merger is expected to be closed on or before January 30, 1996 and such closing is subject to certain conditions as set forth in the Merger Agreement.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          2.1 Agreement of Merger and Plan of Reorganization between
          Chemex Pharmaceuticals, Inc. and Access Pharmaceuticals, Inc. dated as of October 3, 1995 and amended and restated as of October 31, 1995, incorporated by reference of the Company's Registration Statement on Form S-4 filed on November 7, 1995 (No.
          33-64031).


          Reports on Form 8-K:     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHEMEX PHARMACEUTICALS, INC.


Date: November 10, 1995             By: /s/ Herbert H. McDade, Jr.
     ------------------                ----------------------------
                                    Herbert H. McDade, Jr.
                                    (Chairman and Chief Executive Officer)

                          CHEMEX PHARMACEUTICALS, INC.
                         Notes to Financial Statements

                 Nine Months Ended September 30, 1995 and 1994

(1)  INTERIM FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1995 and the statements of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994 were prepared by Chemex Pharmaceuticals, Inc. (the "Company") without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for such periods, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results which may be expected for a full year. The balance sheet as of December 31, 1994 contains financial information taken from the audited financial statements as of that date.

(2)  On June 7, 1995, the Company entered into an agreement with Block
     Drug Company, Inc. to sell its rights to Amlexanox (the "Sale") for a non-refundable upfront payment of $2,500,000 plus future royalties, if any, which was approved by the Chemex shareholders on September 14, 1995. Block had advanced the Company a total of $250,000 in the months of June and July 1995 while Chemex waited for shareholder approval. Accordingly, the net cash proceeds at the closing of this transaction to Chemex was $2,250,000.

(3)  THE COMPANY
     The Company has incurred losses in all fiscal years with the exception of 1992, the year it received FDA approval for ACTINEX
     (a drug developed by Chemex and sold to the Block Drug Company, Inc. ("Block") in 1990 for an upfront payment and future milestones and royalties) which triggered milestone payments from Block of $6 million. In view of these losses even with the sale of its rights to Amlexanox to Block, the Company could not continue operations for an extended period of time.

                          CHEMEX PHARMACEUTICALS, INC.
                         Notes to Financial Statements
                                  (continued)
                 Nine Months Ended September 30, 1995 and 1994


(4)  SUBSEQUENT EVENTS

     On October 3, 1995, the Company signed a definitive agreement to merge the Company with Access Pharmaceuticals, Inc. ("Access"). Under the terms of the agreement, Access will be merged into Chemex which will be the surviving legal entity. All of the outstanding shares of Access will be exchanged for approximately 13,750,000 shares of registered common stock of Chemex. The Chemex name will be changed to Access Pharmaceuticals, Inc. and the operations of the consolidated company will be based in Dallas, Texas. The board of directors of both companies have approved the transaction and the closing of the merger is subject to shareholder approval by shareholders of both companies by January 30, 1996, subject to
     extension under certain circumstances. The Company filed   with the
     Securities and Exchange Commission a preliminary Registration Statement relating to the issurance of Chemex Common Stock pursuant to the terms of the Agreement of Merger and Plan of Reorganization on Form S-4 on November 7, 1995.

     Pursuant to the terms of the Merger Agreement, Chemex is obligated to loan, at any time prior to the closing of the transaction, an aggregate amount of up to $250,000 to Access, upon request of Access. On October 4, 1995, Chemex made a loan to Access of $100,000 which is evidenced by a convertible promissory note, convertible at Chemex's option upon a default under the note into shares of Series A Convertible
     Preferred Stock of Access.

     Effective as of November 2, 1995, Chemex terminated its lease agreement with DAL Associates for its principal office space located in Fort Lee, New Jersey, pursuant to a settlement agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Chemex paid DAL Associates approximately $79,000 in consideration of termination of the lease. Pending the consummation of the Merger, Chemex has leased limited office space on a temporary basis at 660 White Plains Road, Suite 400, Tarrytown, New York 10591. The settlement for the termination of the lease of $79,000 has been reflected in the financial statements for the period ended September 30,1995.

CHEMEX  PHARMACEUTICALS, INC.

                      Balance Sheets

                                                              Unaudited
                                                              Sept. 30,         December 31,
                          Assets                                1995               1994
         ---------------------------------------------      -------------      ------------
Current Assets:
    Cash and cash equivalents                               $  2,348,000       $  1,335,000
    Accounts receivable                                           12,000            136,000
    Prepaid expenses and other assets                             25,000            151,000
                                                            ------------       ------------
        Total current assets                                   2,385,000          1,622,000
                                                            ------------       ------------
Furniture, Equipment and Leasehold
    Improvements, at cost                                         95,000            123,000
    Less accumulated depreciation
       and amortization                                          (64,000)           (61,000)
                                                            ------------       ------------
                                                                  31,000             62,000
Other Assets                                                       1,000             20,000
                                                            ------------       ------------
    Total Assets                                            $  2,417,000       $  1,704,000
                                                            ============       ============

             Liabilities and Stockholders' Equity
         ---------------------------------------------

Current Liabilities:
    Accounts payable                                        $    126,000       $    190,000
    Lease termination obligation                                  60,000                  -
    Financed insurance Premium                                         -             90,000
    Accrued liabilities                                           13,000             85,000
                                                            ------------       ------------
        Total current liabilities                                199,000            365,000
                                                            ------------       ------------

Other long-term liabilities                                       10,000             12,000
                                                            ------------       ------------
        Total liabilities                                        209,000            377,000
                                                            ------------       ------------

Stockholders' Equity
    Preferred stock, $.01 par value.
       5,000,000 shares; none outstanding                             --                 --
    Common stock, $.04 par value.
       22,000,000 shares; outstanding
       and 8,524,076 shares                                      350,000            347,000
    Additional paid-in capital                                40,367,000         40,352,000
    Treasury stock, 1,677 shares                                  (5,000)            (5,000)
    Deficit                                                  (38,504,000)       (39,367,000)
                                                            ------------       ------------
        Total Stockholders' Equity                             2,208,000          1,327,000
                                                            ------------       ------------
        Total Liabilities and Stockholders' Equity          $  2,417,000       $  1,704,000
                                                            ============       ============

See accompanying notes to financial statements.

    CHEMEX PHARMACEUTICALS, INC.

    Statements of Operations
    (Unaudited)


                                                   Quarter Ended September 30,       Nine months ended September 30,
                                                   ---------------------------        ----------------------------
                                                      1995             1994             1995              1994
                                                   ----------       ----------        ----------        ----------
Revenues:
    Joint Venture project revenue                           -       $  412,000        $   10,000        $1,127,000
    Sale of partial Joint Venture interest                  -                -                 -         1,700,000
    Sale of Amlexanox rights                       $2,500,000                -         2,500,000                 -
    Amlexanox project revenue                          38,000                -           342,000                 -
    Actinex royalty                                         -           10,000             7,000            25,000
    Interest and dividend income                        5,000           20,000            26,000            49,000
                                                   ----------       ----------        ----------        ----------
                                                    2,543,000          442,000         2,885,000         2,901,000
                                                   ----------       ----------        ----------        ----------

Expenses:
    Research and Development:
          Amlexanox/Joint Venture                      81,000          688,000           578,000         1,932,000
          Chemex proprietary                          125,000           40,000           553,000           145,000
    General and Administrative and Other:
          Operating expenses                          340,000          299,000           885,000         1,057,000
          Professional fees-related parties                 -            4,000             6,000            11,000
          Amortization of stock awards                                       -                                   -
                                                   ----------       ----------        ----------        ----------
                                                      546,000        1,031,000         2,022,000         3,145,000
                                                   ----------       ----------        ----------        ----------
    Income (loss) before income taxes               1,997,000         (589,000)          863,000          (244,000)
    Provision for income taxes                              -                -                 -                 -
                                                   ----------       ----------        ----------        ----------
    Net income (loss)                              $1,997,000       $ (589,000)       $  863,000        $ (244,000)
                                                   ==========       ==========        ==========        ==========

    Net income (loss) per common share                  $0.23           $(0.07)            $0.10            $(0.03)
                                                   ==========       ==========        ==========        ==========

    Average number of common and equivalent
          common shares outstanding                 8,713,000        8,547,000         8,713,000         8,542,000
                                                   ==========       ==========        ==========        ==========

See accompanying notes to financial statements

     CHEMEX PHARMACEUTICALS, INC.

     Statement of Cash Flows
     (Unaudited)
                                                                      Nine months ending September 30,
                                                                      --------------------------------
                                                                          1995               1994
                                                                       ----------          ----------
Cash Flows from Operating Activities:
     Net profit (Loss)                                                 $  863,000          $ (244,000)
     Adjustments to reconcile net income/(loss)
         to cash used by operating activities:
           Depreciation and amortization                                   19,000              19,000
           Common stock contributed to
              Employee Stock Ownership Plan                                20,000              32,000
           Stock amortization reclassified to PIC                          (2,000)                  -
           Stock amortization expense                                           -              61,000
           Change in assets and liabilities:
              Decrease in receivables                                     124,000              75,000
              Decrease in prepaid
                 expenses and other current assets                        126,000             141,000
              Decrease in other assets                                     19,000                   -
              Increase (decrease) in accounts payable                     (64,000)           (103,000)
              Increase in lease termination                                60,000                   -
              Decrease in litigation settlement                                 -            (475,000)
              Increase (decrease) in other liabilities                   (162,000)           (165,000)
                                                                       ----------          ----------
                    Net cash provided by (used by)
                      operating activities                              1,003,000            (659,000)
                                                                       ----------          ----------

Cash Flows from Investing Activities:
     Capital expenditures                                                       -                   -
                                                                       ----------          ----------
                    Net cash used by
                        investing activities                                    -                   -
                                                                       ----------          ----------

Cash Flows from Financing Activities:
     Proceeds from sale of fixed assets                                    12,000                   -
     Principal payments on leases                                          (2,000)             (2,000)
                                                                       ----------          ----------
                    Net cash provided by
                        financing activities                               10,000              (2,000)
                                                                       ----------          ----------

Net increase (decrease) in cash and cash
   equivalents                                                         $1,013,000          $ (661,000)
                                                                       ----------          ----------

Cash and cash equivalents at beginning of period                       $1,335,000          $2,362,000
                                                                       ----------          ----------

Cash and cash equivalents at end of period                             $2,348,000          $1,701,000
                                                                       ==========          ==========


     See accompanying notes to financial statements