Form 10-Q
period 1996-03-31
ACCESS PHARMACEUTICALS INC
filed 1996-05-15
CIK 318306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                               Commission File
March 31, 1996                                                    Number 0-9314

                          ACCESS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          83-0221517
- -----------------------                           -------------------------
(State of Incorporation)                          (I.R.S. Employer I.D. No.)

                2600 N Stemmons Frwy, Suite 210, Dallas, TX 75207
                -------------------------------------------------
                    (Address of principal executive offices)

Telephone Number   (214) 905-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

            Yes_X_          No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of       May 10, 1996                        31,377,610 shares, $0.04 par value
   -------------------                       ----------

                              Total No. of Pages 13

                         PART I -- FINANCIAL INFORMATION



ITEM 1      FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the merger of ACCESS Pharmaceuticals, Inc., a Texas corporation ("API") with and into the Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, the name of Chemex was changed to ACCESS Pharmaceuticals, Inc. ("ACCESS" or the "Company").

Until the sale of its results to the drug Amlexanox in September 1995 to Block Drug Company ("Block"), Chemex focused on the development of novel drugs for the treatment of various skin diseases and had a diversified portfolio of drugs under development.

As consideration for the sale of the Company's share of Amlexanox, Block (a) made an initial non-refundable upfront royalty payment of $2.5 million; (b) is obligated to pay the Company $1.5 million as a prepaid royalty at the end of the calendar month during which Block together with any sublicensee has achieved cumulative worldwide sales of Amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay the Company a royalty for all sales in excess of cumulative worldwide sales of Amlexanox oral products of $45 million, as defined in the agreement.

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

Subsequent to the Merger of API into ACCESS, the Company has been managed by the former management of API and the focus of the Company changed to the development of enhanced delivery of parental therapeutic and diagnostic imaging agents through the utilization of its patented and proprietary endothelial binding technology which selectively targets sites of disease. The Company has a broad platform technology for enhancing the site targeting of intravenous therapeutic drugs, MRI contrast agents and radiopharmaceutical diagnostic and therapeutic agents. The ACCESS technology is based on natural carbohydrate carriers.

The technology development of the Company is currently focused on increasing the therapeutic benefit of oncology agents and improving the efficiency of oncology diagnosis by selectively targeting sites of disease and accelerating drug clearance.

The Company has developed four possible product candidates, two of which are anticipated to be ready to be advanced into human testing in the first half of 1997. These product candidates are new formulations of existing compounds which increase therapeutic efficacy and reduce toxicity, designed to address the clinical shortfalls of available treatments.

As a result of the merger and immediately after the merger, the former API Stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger is being accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

The unaudited balance sheet, statement of operations and statement of cash flow have been prepared using "purchase" accounting with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets was written off in the first quarter of 1996. The accompanying balance sheet at December 31, 1995 and the related statements of operations and cash flow for the three months ended March 31, 1995 are the financial statements of API.


RECENT DEVELOPMENTS

On April 26, 1996, ACCESS executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close in the next 60-90 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock valued at up to a maximum of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.


                         Liquidity and Capital Resources

Working capital as of March 31, 1996 was $6,309,000, an increase of $6,824,000 as compared to the working capital as of December 31, 1995 of $(515,000). The increase in working capital was principally due to the $6 million in proceeds from private placement of 8.57 million shares of common stock in March 1996 and the addition of $1.84 million in working capital of Chemex resulting from the Merger between Chemex and API net. Based on completion of the private placement, $480,000 was paid to a consultant. The net cash infusion from the private placement will be used to continue the development of the ACCESS technology which focuses on increasing the therapeutic development benefit and improving the efficiency of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered; however, the Company has agreed to file a registration statement within 90 days of the date of issuance. The investors have agreed not to sell any of the shares purchased in the private placement until 180 days after the closing.

Management believes its working capital will cover planned operations through December 1997.

Currently royalty revenues are not expected during 1996. Research and development expenditures to advance product capabilities to human testing will remain high for several years and there can be no assurance that the Company will be successful in attaining a partner or future equity financing to complete the testing of its products.

                               First Quarter 1996
                                   Compared to
                               First Quarter 1995

First quarter 1996 revenues were $165,000 as compared to $135,000 in 1995, an increase of $30,000. The increase in revenues for the first quarter of 1996 as compared to the comparable 1995 period was principally due to $165,000 of option payments received as income in the first quarter related to a third-party evaluation of certain of the Company's technology. The company performing the evaluation elected not to extend the option period beyond March 29, 1996. An additional $110,000 option payments was converted to a non-interest bearing loan due the pharmaceutical company. First quarter 1995 revenues were sponsored research and development revenues.

Total research spending for the first quarter of 1996 was $181,000 as compared to $215,000 for the same period in 1995, a decrease of $34,000. The decrease in expenses was the result of a decrease in external research expenditures. Research spending will increase in the future quarters as the Company has initiated the hiring of additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $336,000 for the first quarter of 1996, an increase of $182,000 as compared to the same period in 1995. The increase in spending was due to the following: legal expenses due to the Merger, Private Placement offering costs and legal costs of being a public company- $100,000; director fees and director and officer insurance- $39,000; general business consulting fees and expenses- $15,000; and other increases totalling $28,000.

Excess purchase price over the fair value of Chemex's assets of $8,314,000 was recorded and correspondingly written off in the first quarter due to the merger between API and Chemex.

Accordingly, total expenses were $8,880,000, which resulted in a loss for the quarter of $8,685,000, or $.34 per share.

Certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to research and development focus, uncertainties associated with research and development activities, future capital requirements and dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          PART II -- OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS
         None


ITEM 2   CHANGES IN SECURITIES

         In connection with the merger of ACCESS Pharmaceuticals, Inc. a Texas corporation ("API") with and into the Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, API stock was exchanged for 13.92 million shares of Chemex common stock. In addition, Chemex changed its name to "ACCESS Pharmaceuticals, Inc."

         In connection with a $6 million private placement, 8.57 million shares of common stock were issued in March 1996. The shares issued in the private placement have not been registered; however, the Company has agreed to file a registration statement within 90 days of the date of issuance. The investors have agreed not to sell any of the shares purchased in the offering until 180 days after the closing.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting in lieu of the 1995 Annual Meeting of Stockholders of the Company was held at 10:00 a.m., January 25, 1996 to consider and vote upon proposals to (i) approve and adopt that certain Agreement of Merger and Plan of Reorganization, dated as of October 3, 1995, as amended and restated as of October 31, 1995 (the "Merger Agreement") by and between the Company and API, pursuant to which, among other matters, API would be merged with and into the Company with the Company the surviving corporation (the "Merger") and each share of API's common stock, $.01 par value per share, would be converted into approximately
         3.7744 shares of the Company's common stock, $.04 par value per share ("the Company Common Stock") (subject to adjustment as provided in the Merger Agreement); (ii) approve an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of the Company Common Stock to 40,000,000 shares and the number of authorized shares of the preferred stock, $.01 par value per share, of the Company to 10,000,000 shares; (iii) approve an amendment to the Certificate of Incorporation of the Company to effect a change of the name of the Company from Chemex Pharmaceuticals, Inc. to "ACCESS Pharmaceuticals, Inc."; (iv) approve the establishment of the ACCESS 1995 Stock Option Plan (the "1995 Stock Option Plan"), under which an aggregate of 2,000,000 shares of ACCESS Common Stock will be issuable pursuant to the terms of such plan; (v) ratify the selection by the Board of Directors of ACCESS of ACCESS' independent auditors; (vi) elect three directors; and (vii) approve an adjournment of the Special Meeting, if necessary, to permit further solicitation of proxies in the event that there are not sufficient votes at the Special Meeting to consider and approve any or all of the above proposals. All proposals were approved by the stockholders.

         The voting with respect to each of such matters was as follows:

                             For                  Withhold
                            ----                  --------
         Item 1

         Greetham          7,587,633               232,047
         Taylor            7,586,547               233,133
         Woolard           7,587,633               232,047

                              For                  Against
                             ----                  -------
         Item 2            5,146,576                49,075
         Item 3            5,097,671                84,407
         Item 4            7,708,188                62,635
         Item 5            4,849,452               537,159
         Item 6            7,717,348                65,156


ITEM 5   OTHER INFORMATION

         On April 26, 1996, ACCESS executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close in the next 60-90 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock valued at up to a maximum of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:   (27) Financial Data Schedule.

         Reports on Form 8-K:

            8-K filed on January 25, 1996 reporting information under Item 2 and 4.

            8-K filed on March 5, 1996 reporting information under Item 2.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          ACCESS PHARMACEUTICALS, INC.





Date:         May 15, 1996                 By: /s/ Kerry P. Gray
       --------------------------              -----------------
                                               Kerry P. Gray
                                               (President and Chief Executive
                                               Officer)

                          ACCESS PHARMACEUTICALS, INC.
                          a development stage company

                                 Balance Sheets

Assets                                                      March 31, 1996      December 31, 1995
- ------                                                     --------------       -----------------
 Current Assets
   Cash and cash equivalents                                 $6,813,000               $   30,000
   Accounts receivable                                          -                          3,000
   Prepaid expenses and other current assets                     65,000                    4,000
                                                             ----------               ----------

      Total current assets                                    6,878,000                   37,000
                                                             ----------               ----------


Property and Equipment, at cost                                 559,000                  558,000
   Less accumulated depreciation                               (209,000)                (173,000)
                                                            -----------               ----------
                                                                350,000                  385,000
                                                            -----------               ----------


Other Assets                                                      2,000                    2,000
                                                            -----------               ----------

      Total Assets                                           $7,230,000               $  424,000
                                                            ===========               ==========





Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable and accrued expenses                       $317,000                 $169,000
   Unearned revenue                                                  -                   150,000
   Note payable due to Chemex Pharmaceuticals, Inc.                  -                   100,000
   Current portion of obligations under
     capital leases                                             142,000                  133,000
                                                           -------------             -----------
      Total current liabilities                                 569,000                  552,000
                                                           -------------             -----------

Obligations under capital leases,
                                                                190,000                  220,000
   net of current portion                                  -------------             -----------

   Note payable                                                 110,000                       -

      Total liabilities                                         759,000                  772,000
                                                           -------------             -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock, at March 31, $.01 par value, authorized
     10,000,000 shares, none issued or outstanding;
     at December 31, 1995, $.10 par value, authorized                -                        -
     1,000,000 shares, none issued or outstanding
   Common stock, at March 31, $.04 par value, authorized
     40,000,000 shares, issued and outstanding 31,290,182
     shares; at December 31, 1995 $.01 par value,
     authorized 10,000,000 shares, issued and
     outstanding 3,639,928 shares                             1,252,000                   36,000
   Additional paid-in capital                                17,748,000                3,460,000
   Deficit accumulated during the development stage         (12,529,000)              (3,844,000)
                                                           ------------              -----------
      Total Stockholders' Equity (Deficit)                    6,471,000                 (348,000)
                                                           ------------              -----------

      Total Liabilities and Stockholders' Equity (Deficit)   $7,230,000              $  424,000
                                                           ============              ===========

- ----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          ACCESS PHARMACEUTICALS, INC.
                           a development stage company

                            Statements of Operations

                                              Three months ended March 31,     February 24, 1988
                                             -----------------------------       (Inception) to
                                                  1996           1995           March 31, 1996
                                             -----------------------------     ------------------
Revenues
   Sponsored research and development        $          -       $  135,000       $2,711,000
   Option income                                  165,000                -        2,037,000
                                              ------------      ----------       ----------
      Total Revenues                              165,000          135,000        4,748,000
                                              ------------      ----------       ----------

Expenses
   Sponsored research and development                   -          187,000        2,172,000
   Proprietary research and development           181,000           28,000        2,535,000
   General and administrative                     336,000          154,000        3,772,000
   Interest                                        13,000           21,000           89,000
   Depreciation and amortization                   36,000           31,000          807,000
                                              ------------      ----------       ----------
      Write-off of Total Expenses               8,880,000          421,000       17,640,000
                                              ------------      ----------       ----------

Net loss from operations                        8,765,000        (286,000)     (12,892,000)
                                              ------------      ----------       ----------

Other Income
   Interest and miscellaneous income               30,000            3,000          489,000
   Excess purchase price                        8,314,000                -        8,314,000
                                              ------------      -----------      ----------

Net loss                                       (8,685,000)        (283,000)     (12,403,000)

Provision for income taxes                              -                -          127,000
                                              -----------       -----------      ----------
Net loss after income taxes                   ($8,685,000)        ($283,000)   ($12,530,000)
                                              ===========       ===========      ==========

Net loss per common share                          ($0.34)          ($0.10)
                                              ============      ===========

Average number of common and equivalent
   common shares outstanding                   25,535,239        2,918,328
                                              ============      ===========



See accompanying notes to financial statements

                          ACCESS PHARMACEUTICALS, INC.
                          a development stage company

                            Statements of Cash Flows

                                                    Three months ended March 31,     February 24, 1988
                                                    ---------------------------       (Inception) to
                                                         1996            1995          March 31, 1996
                                                    ---------------------------      -----------------
Cash Flows from Operating Activities
Net loss                                            $(8,685,000)     $ (283,000)        ($12,530,000)
Adjustments to reconcile net loss to
   cash used in operating activities:
      Write-off of Excess purchase price              8,314,000               -            8,314,000
      Depreciation and amortization                      36,000          31,000              817,000
      Change in assets and liabilities:
         Accounts receivable                              3,000               -                    -
         Prepaid expenses and other current assets      (61,000)         15,000              (67,000)
         Accounts payable and accrued expenses           (4,000)         11,000              118,000
         Unearned revenue                              (150,000)       (135,000)                   -
                                                       --------      ----------         ------------
Net Cash Used in Operating Activities                  (547,000)       (361,000)          (3,348,000)
                                                       --------      ----------         -------------

Cash Flows From Investing Activities
   Capital expenditures                                  (1,000)              -           (1,120,000)
                                                       --------      ----------         -------------
Net Cash Used In Investing Activities                    (1,000)              -           (1,120,000)
                                                       --------      ----------         -------------


Cash Flows From Financing Activities
   Repayment of notes payable                            (21,000)       (38,000)            (170,000)
   Proceeds from notes payable                            10,000                             612,000
   Cash acquired in Merger                             1,839,000              -            1,839,000
   Proceeds from stock issuances, net                  5,503,000              -            9,000,000
                                                       ---------     -----------         -----------
Net Cash Provided By (Used In) Financing Activities    7,533,000        (38,000)          11,281,000
                                                       ---------    ------------         -----------


Net Increase (Decrease) in Cash and
   Cash Equivalents                                    6,783,000       (399,000)           6,813,000
Cash and Cash Equivalents at Beginning of Period          30,000        533,000                    -
                                                      ----------     -----------         -----------
Cash and Cash Equivalents at End of Period            $6,813,000       $134,000           #6,813,000
                                                      ==========     ===========         ===========




Supplemental disclosure of non cash transaction:
   Elimination of note payable to Chemex
   Pharmaceuticals due to Merger                       $100,000              -


See accompanying notes to financial statements

                          ACCESS PHARMACEUTICALS, INC.
                          Notes to Financial Statements

                   Three Months Ended March 31, 1996 and 1995


(1)    Interim Financial Statements

       The balance sheet as of March 31, 1996 and the statements of operations and cash flows for the three months ended March 31, 1996 and 1995 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made, except for the merger accounting discussed below.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results which may be expected for a full year. The balance sheet as of December 31, 1995 contains financial information taken from the audited financial statements as of that date.

       ACCESS Pharmaceuticals, Inc., a Texas corporation ("API") merged with and into Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996. Under the terms of the agreement, API was merged into Chemex with Chemex as the surviving legal entity. The name of Chemex was changed to ACCESS Pharmaceuticals, Inc. ("ACCESS" or the "Company"). Chemex acquired all of the outstanding shares of API in exchange for 13,919,979 shares of registered common stock of Chemex.

       The Company is engaged in research and development activities with a broad platform technology for enhancing the site targeting of intravenous therapeutic drugs, MRI contrast agents and radiopharmaceutical diagnostic and therapeutic agents. The ACCESS technology is based on natural carbohydrate carriers.

       As a result of the merger, immediately after the merger, the former API stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger was accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes. However, the name of Chemex was changed to ACCESS Pharmaceuticals, Inc. ("ACCESS" or the "Company").

       The unaudited balance sheet, statement of operations and statement of cash flow have been prepared using "purchase" accounting with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between companies and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets of $8,314,000 was written off in the first quarter of 1996. The balance sheet at December 31, 1995 and the related statements of operations and cash flows at March 31, 1995 are the statements of API.

       Proforma condensed results of operations "as of" the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows:

                                Three months ended March 31
                                ---------------------------
                                   1996             1995
                                   ----             ----
Revenues                        $ 195,000       $  388,000
Expenses                          566,000        1,268,000
                                ---------       ----------
Net income (loss)                (371,000)        (880,000)
                                =========       ==========

Earnings per share                 ($0.01)          ($0.04)
                                =========       ==========

                          ACCESS PHARMACEUTICALS, INC.
                          Notes to Financial Statements

                   Three Months Ended March 31, 1996 and 1995


(2)    The Company
       On January 25, 1996, the Company's Shareholders, at a Special Shareholders Meeting, approved the merger with API. Under the terms of the agreement, API was merged into Chemex with Chemex as the surviving legal entity. Chemex acquired all of the outstanding shares of API in exchange for 13,919,979 shares of registered common stock of Chemex. Chemex also changed its name to ACCESS Pharmaceuticals, Inc. and the operations of the consolidated company are now based in Dallas, Texas.

       ACCESS is engaged in research and development activities with a broad platform technology for enhancing the site targeting of intravenous therapeutic drugs, MRI contrast agents and radiopharmaceutical diagnostic and therapeutic agents. The ACCESS technology is based on natural carbohydrate carriers.

       In March 1996 the Company concluded a $6 million Private Placement of
       8.57 million shares of common stock. The cash infusion will be used to continue the advancement of the ACCESS technology which focuses on increasing the therapeutic benefit and improving the efficiency of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered, however the Company has agreed to file a registration statement within 90 days of the issuance covering such shares. The investors have agreed not to sell any of the shares purchased in the offering until 180 days after the closing.

(3) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement January 1, 1996, and the adoption of SFAS No. 121 did not have material impact on the financial condition of the Company for the quarter ended March 31, 1996.

(4) SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995 established financial, accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected to account for employee stock compensation plans under APB 25 and accordingly only selected the disclosure requirements of FASB 123. Such additional disclosure requirements will be presented by the Company in its 1996 Form 10-K.

(5) On April 26, 1996, ACCESS executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close in the next 60-90 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock up to a maximum of $14,000,000 could be payable over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.