Form 10-Q/A
period 1995-09-30
ACCESS PHARMACEUTICALS INC
filed 1996-05-17
CIK 318306

AMENDMENT WITH FINANCIAL DATA SCHEDULE

           1
- -------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-Q/A
                                Amendment No. 1


/x/    Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1995, or

/ /    Transition report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
            for the transition period from        to

                              ---------------------
                         COMMISSION FILE NUMBER 000-9314
                             ----------------------

                          ACCESS PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                       (State or other jurisdiction of
                         incorporation or organization)

                        2600 N. Stemmons Frwy, Suite 210
                                  Dallas, TX
                    (Address of principal executive offices)

                                   83-0221517
                      (IRS Employer Identification Number)

                                     75207
                                   (Zip Code)

                                 (214) 905-5100
              (Registrant's telephone number, including area code)


                           CHEMEX PHARMACEUTICALS, INC.
                         600 White Plains Rd., Suite 400
                               Tarrytown, NY  10591
            (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                          Yes  /x/              No

       The number of shares outstanding of each of the issuer's
classes of common stock was 8,737,788 shares of common stock, par value, $.04, outstanding as at November 3, 1995.
- -------------------------------------------------------------------

                                     PART II
Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits
       (27) Financial Data Schedule

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date        May 16, 1996                     By: /s/ Kerry P. Gray
            ------------                     ---------------------
                                                     Kerry P. Gray
                                                    (President and
                                                   Chief Executive
                                                   Officer)