Form 10-Q/A
period 1996-03-31
ACCESS PHARMACEUTICALS INC
filed 1996-05-17
CIK 318306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                Amendment No. 1

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


Until the sale of its rights to the drug Amlexanox in September 1995 to Block Drug Company ("Block"), Chemex focused on the development of novel drugs for the treatment of various skin diseases and had a diversified portfolio of drugs under development.


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


Subsequent to the Merger of API into ACCESS, the Company has been managed by the former management of API and the focus of the Company changed to the development of enhanced delivery of parenteral therapeutic and diagnostic imaging agents through the utilization of its patented and proprietary endothelial binding technology which selectively targets sites of disease. The Company has a broad platform technology for enhancing the site targeting of intravenous therapeutic drugs, MRI contrast agents and radiopharmaceutical diagnostic and therapeutic agents. The ACCESS technology is based on natural carbohydrate carriers.


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


                         Liquidity and Capital Resources


Working capital as of March 31, 1996 was $6,419,000, an increase of $6,934,000 as compared to the working capital as of December 31, 1995 of $(515,000). The increase in working capital was principally due to the $6 million in proceeds from private placement of 8.57 million shares of common stock in March 1996 and the addition of $1.84 million in working capital of Chemex resulting from the Merger between Chemex and API net. Based on completion of the private placement, $480,000 in issuance costs was paid to a consultant. The net cash infusion from the private placement will be used to continue the development of the ACCESS technology which focuses on increasing the therapeutic benefit and improving the efficiency of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered; however, the Company has agreed to file a registration statement within 90 days of the date of issuance. The investors have agreed not to sell any of the shares purchased in the private placement until 180 days after the closing.


Management believes its working capital will cover planned operations through December 1997.


Currently royalty revenues are not expected during 1996. Research and development expenditures to advance product candidates to human testing will remain high for several years and there can be no assurance that the Company will be successful in attaining a partner or future equity financing to complete the testing of its products.

                               First Quarter 1996
                                   Compared to
                               First Quarter 1995


First quarter 1996 revenues were $165,000 as compared to $135,000 in 1995, an increase of $30,000. The increase in revenues for the first quarter of 1996 as compared to the comparable 1995 period was principally due to $165,000 of option payments recorded as income in the first quarter related to a third-party evaluation of certain of the Company's technology. The company performing the evaluation elected not to extend the option period beyond March 29, 1996. An additional $110,000 option payments was converted to a non-interest bearing loan due the pharmaceutical company. First quarter 1995 revenues were comprised of sponsored research and development revenues.


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


Total general and administrative expenses were $336,000 for the first quarter of 1996, an increase of $182,000 as compared to the same period in 1995. The increase in spending was due to the following: professional expenses due to the Merger, Private Placement offering costs and legal costs of being a public company-$100,000; director fees and director and officer insurance- $39,000; general business consulting fees and expenses- $15,000; and other increases totalling $28,000.


Excess purchase price over the fair value of Chemex's assets of $8,314,000 was recorded and correspondingly written off in the first quarter due to the merger between API and Chemex.


Accordingly, total expenses were $8,880,000, including $8,314,000 of excess purchase price written off, which resulted in a loss for the quarter of $8,685,000, or $.34 per share.


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





Date:         May 17, 1996                 By: /s/ Kerry P. Gray
       --------------------------              -----------------
                                               Kerry P. Gray
                                               (President and Chief Executive
                                               Officer)

                          ACCESS PHARMACEUTICALS, INC.
                          a development stage company

                                 Balance Sheets


Assets                                                      March 31, 1996      December 31, 1995
- ------                                                     --------------       -----------------
 Current Assets
   Cash and cash equivalents                                 $6,813,000               $   30,000
   Accounts receivable                                          -                          3,000
   Prepaid expenses and other current assets                     65,000                    4,000
                                                             ----------               ----------

      Total current assets                                    6,878,000                   37,000
                                                             ----------               ----------


Property and Equipment, at cost                                 559,000                  558,000
   Less accumulated depreciation                               (209,000)                (173,000)
                                                            -----------               ----------
                                                                350,000                  385,000
                                                            -----------               ----------


Other Assets                                                      2,000                    2,000
                                                            -----------               ----------

      Total Assets                                           $7,230,000               $  424,000
                                                            ===========               ==========





Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable and accrued expenses                       $317,000                 $169,000
   Unearned revenue                                                  -                   150,000
   Note payable due to Chemex Pharmaceuticals, Inc.                  -                   100,000
   Current portion of obligations under
     capital leases                                             142,000                  133,000
                                                           -------------             -----------
      Total current liabilities                                 459,000                  552,000
                                                           -------------             -----------

Obligations under capital leases,
   net of current portion                                       190,000                  220,000

   Note payable                                                 110,000                       -
                                                           -------------             ------------

      Total liabilities                                         759,000                  772,000
                                                           -------------             -----------

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

                          ACCESS PHARMACEUTICALS, INC.
                           a development stage company

                            Statements of Operations

                                              Three months ended March 31,     February 24, 1988
                                             -----------------------------       (Inception) to
                                                  1996           1995           March 31, 1996
                                             -----------------------------     ------------------
Revenues
   Sponsored research and development        $          -       $  135,000       $2,711,000
   Option income                                  165,000                -        2,037,000
                                              ------------      ----------       ----------
      Total Revenues                              165,000          135,000        4,748,000
                                              ------------      ----------       ----------

Expenses
   Sponsored research and development                   -          187,000        2,172,000
   Proprietary research and development           181,000           28,000        2,535,000
   General and administrative                     336,000          154,000        3,723,000
   Interest                                        13,000           21,000           89,000
   Depreciation and amortization                   36,000           31,000          807,000
   Write off of excess purchase price            8,314,000                -        8,314,000
                                              ------------      ----------       ----------
      Write-off of Total Expenses               8,880,000          421,000       17,640,000
                                              ------------      ----------       ----------

Net loss from operations                       (8,715,000)        (286,000)     (12,892,000)
                                              ------------      ----------       ----------

Other Income
   Interest and miscellaneous income               30,000            3,000          489,000
                                              ------------      -----------      ----------

Net loss before income taxes                   (8,685,000)        (283,000)     (12,403,000)

Provision for income taxes                              -                -          127,000
                                              -----------       -----------      ----------
Net loss after income taxes                   ($8,685,000)        ($283,000)   ($12,530,000)
                                              ===========       ===========      ==========

Net loss per common share                          ($0.34)          ($0.10)
                                              ============      ===========

Average number of common and equivalent
   common shares outstanding                   25,535,239        2,918,328
                                              ============      ===========



See accompanying notes to financial statements

                          ACCESS PHARMACEUTICALS, INC.
                          a development stage company

                            Statements of Cash Flows

                                                    Three months ended March 31,     February 24, 1988
                                                    ---------------------------       (Inception) to
                                                         1996            1995          March 31, 1996
                                                    ---------------------------      -----------------
Cash Flows from Operating Activities
Net loss                                            $(8,685,000)     $ (283,000)        ($12,530,000)
Adjustments to reconcile net loss to
   cash used in operating activities:
      Write-off of Excess purchase price              8,314,000               -            8,314,000
      Depreciation and amortization                      36,000          31,000              817,000
      Change in assets and liabilities:
         Accounts receivable                              3,000               -                    -
         Prepaid expenses and other current assets      (61,000)         15,000              (67,000)
         Accounts payable and accrued expenses          148,000          11,000              270,000
         Unearned revenue                              (150,000)       (135,000)                   -
                                                       --------      ----------         ------------
Net Cash Used in Operating Activities                  (395,000)       (361,000)          (3,196,000)
                                                       --------      ----------         -------------

Cash Flows From Investing Activities
   Capital expenditures                                  (1,000)              -           (1,120,000)
                                                       --------      ----------         -------------
Net Cash Used In Investing Activities                    (1,000)              -           (1,120,000)
                                                       --------      ----------         -------------


Cash Flows From Financing Activities
   Repayment of notes payable                            (21,000)       (38,000)            (170,000)
   Proceeds from notes payable                           110,000                             612,000
   Cash acquired in Merger                               587,000              -            1,839,000
   Proceeds from stock issuances, net                  5,503,000              -            9,000,000
                                                       ---------     -----------         -----------
Net Cash Provided By (Used In) Financing Activities    7,179,000        (38,000)          11,281,000
                                                       ---------    ------------         -----------


Net Increase (Decrease) in Cash and
   Cash Equivalents                                    6,783,000       (399,000)           6,813,000
Cash and Cash Equivalents at Beginning of Period          30,000        533,000                    -
                                                      ----------     -----------         -----------
Cash and Cash Equivalents at End of Period            $6,813,000       $134,000           #6,813,000
                                                      ==========     ===========         ===========




Supplemental disclosure of non cash transaction:
   Elimination of note payable to Chemex
   Pharmaceuticals due to Merger                       $100,000              -


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

       The unaudited balance sheet at March 31, 1996 and statement of operations and statement of cash flow have been prepared using "purchase" accounting with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets of $8,314,000 was written off in the first quarter of 1996. The balance sheet at December 31, 1995 and the related statements of operations and cash flows per the three months ended March 31, 1995 are the statements of API.

       Proforma condensed results of operations "as if" the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows:

                                Three months ended March 31
                                ---------------------------
                                   1996             1995
                                   ----             ----
Revenues                        $ 195,000       $  388,000
Expenses                          566,000        1,268,000
                                ---------       ----------
Net income (loss)                (371,000)        (880,000)
                                =========       ==========

Earnings (loss) per share          ($0.01)          ($0.04)
                                =========       ==========

                          ACCESS PHARMACEUTICALS, INC.
                          Notes to Financial Statements

                   Three Months Ended March 31, 1996 and 1995



(2)    In March 1996 the Company concluded a $6 million Private Placement of
       8.57 million shares of common stock. The cash infusion will be used to continue the advancement of the ACCESS technology which focuses on increasing the therapeutic benefit and improving the efficiency of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered, however the Company has agreed to file a registration statement within 90 days of the issuance covering such shares. The investors have agreed not to sell any of the shares purchased in the offering until 180 days after the closing.


(3) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement January 1, 1996, and the adoption of SFAS No. 121 did not have material impact on the financial condition of the Company.


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