Form 10-Q
period 1996-06-30
ACCESS PHARMACEUTICALS INC
filed 1996-08-14
CIK 318306

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q


          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                       Commission File Number 0-9314


                         ACCESS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                      83-0221517
- ------------------------                    --------------------------
(State of Incorporation)                    (I.R.S. Employer I.D. No.)

                    2600 Stemmons Frwy, Suite 210, Dallas, TX 75207
                   ------------------------------------------------
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

                          Yes    X                 No
                              ------                  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of  August 12, 1996                     31,391,324 shares, $0.04 par value
   ----------------                     ----------

                         Total No. of Pages   12

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

Subsequent to the merger of API into Access (the "Merger"), the Company has been managed by the former management of API and the focus of the Company has changed to the development of enhanced parenteral therapeutic and diagnostic imaging agents through the utilization of its patented and proprietary endothelial binding technology which selectively targets sites of disease. The Company has a broad platform technology for enhancing the site targeting of intravenous therapeutic drugs, MRI contrast agents and radiopharmaceutical diagnostic and therapeutic agents. The Access technology is based on natural carbohydrate carriers.

The technology development of the Company is currently focused on increasing the therapeutic benefit of oncology agents and improving the efficiency of oncology diagnosis by selectively targeting sites of disease and accelerating drug clearance.

The Company has developed four possible product candidates, two of which are anticipated to be ready to be advanced into human testing in the next twelve months. These product candidates are new formulations of existing compounds which increase therapeutic efficacy and reduce toxicity, designed to address the clinical shortfalls of available treatments.

As a result of the Merger and immediately after the Merger, the former API stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the Merger is being accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex (now called Access) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

The unaudited balance sheets, statements of operations and statements of cash flows have been prepared using "purchase" accounting for the Merger, with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets was written off in the first quarter of 1996. The accompanying balance sheet at December 31, 1995 and the related statements of operations and cash flows for the six months ended June 30, 1995 are the statements of API.

RECENT DEVELOPMENTS

On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the next 30-60 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.

                       Liquidity and Capital Resources

Working capital as of June 30, 1996 was $5,796,000, an increase of $6,311,000 as compared to the working capital as of December 31, 1995 of $(515,000). The ncrease in working capital was principally due to $6 million in proceeds from the private placement of 8.57 million shares of common stock in March 1996 and the addition of $1.69 million in working capital of Chemex resulting from the Merger between Chemex and API, offset by payments for 1996 operating expenses, $56,000 for 1996 capital lease payments and $480,000 for payment to a consultant as a result of the completion of the private placement. The net cash infusion from the private placement will be used to continue the development of the Access technology. The shares issued in the private placement have been registered and the investors have agreed not to sell any of the shares purchased in the offering until September 5, 1996.

Management believes its working capital will cover planned operations through December 1997.

Currently royalty revenues are not expected during 1996. Research and development expenditures to advance products into human testing will remain high for several years and there can be no assurance that the Company will be successful in attaining a partner or future equity financing to complete the testing of its products.

                            Second Quarter 1996
                                Compared to
                            Second Quarter 1995

The Company had no revenue in the second quarter 1996 as compared to $395,000 in 1995. Second quarter 1995 revenues were comprised of sponsored research and development revenues from an agreement that was terminated in June 1995.

Total research spending for the second quarter of 1996 was $243,000 as compared to $204,000 for the same period in 1995, an increase of $39,000. The increase in expenses was the result of the increase staffing for the projects. Research spending will increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $388,000 for the second quarter of 1996, an increase of $255,000 as compared to the same period in 1995. The increase in spending was due primarily to the following: increased professional expenses due to the Merger, Private Placement offering and public company reporting and compliance requirements $79,000; salaries and moving expenses of recently hired employees $53,000; patent expenses of $37,000; director fees and director and officer insurance- $31,000; general business consulting fees and expenses- $20,000; and other increases of $35,000.

Accordingly, total expenses were $681,000, with interest income of $50,000 resulting in a loss for the quarter of $631,000, or $.02 per share.

                        Six Months ended June 30, 1996
                                  Compared to
                        Six Months ended June 30, 1995

Net revenues for the six months ended June 30, 1996 were $165,000 as compared to the same period in 1995 of $530,000 a decrease of $365,000. 1996 revenues related entirely to an option agreement for rights to certain of the Company's technology that terminated in April 1996. 1995 revenues were entirely comprised of sponsored research and development revenues from an agreement that was terminated in June 1995.

Research spending for the six months ended June 30, 1996 was $424,000 as compared to $419,000 for the same period in 1995, an increase of $5,000. Research spending will increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

General and administrative expenses were $724,000 for the six months ended June 30, 1996, an increase of $437,000 as compared to the same period in 1995. The increase was due to the following: increased professional expenses due to the Merger, Private Placement offering and public company reporting and compliance requirements - $188,000; director fees and director and officer insurance- $72,000; salaries and moving expenses of newly hired employees $71,000; general business consulting fees and expenses -$35,000; patent expenses of $27,000;
and other increases of $44,000.

Excess purchase price over the fair value of Chemex's assets of $8,314,000 was recorded in the first quarter due to the merger between API and Chemex.

Accordingly, total expenses were $9,561,000, including $8,314,000 of excess purchase price written off in the first quarter, which resulted in a loss for the six months ended June 30, 1996 of $9,316,000, or $.33 per share.

Certain statements in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to the Company's research and development focus, uncertainties associated with research and development activities, future capital requirements and dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, but not limited to including the Company's Annual report on Form 10-K for the year ended December 31, 1995.

                      PART II -- OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS
          None


ITEM 2    CHANGES IN SECURITIES
          None


ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on June 21,1996 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. All such proposals were approved by the stockholders, as follows:

          * Dr. Max Link was elected as a Director for a three year term. The votes were 24,761,046 for and 69,310 against.

          * A proposal to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock of the Company from 40,000,0000 to 60,000,000 shares was approved with 24,528,599 for, 245,155 against, 29,452 abstained and 27,150 did not vote.

          * An amendment to the Company's 1995 Stock Option Plan that provides that for each year that a non-employee director serves as a director of the Company, the director would receive a non-statutory option to purchase 6,667 shares of Common Stock, but would no longer receive a non-statutory option to purchase 20,000 shares of Common Stock upon any re-election to the Board of Directors of the Company was approved with 23,454,779 for, 316,287 against, 59,440 abstained and 999,850 did not vote.

          * A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for fiscal year December 31, 1996 was approved with 24,705,988 for, 104,613 against and 19,755 abstained.


ITEM 5    OTHER INFORMATION

          On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the next 30-60 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones.
          Stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


          Exhibits:     2.1     -       Amended and Resulted Bylaws
                       10.18    -       Amended Stock Option Plan

          Reports on Form 8-K: None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACCESS PHARMACEUTICALS, INC.




Date:    August 12, 1996              By: /s/ Kerry P. Gray
         ---------------                  -----------------------------
                                          Kerry P. Gray
                                          President and Chief Executive Officer


Date:    August 12, 1996              By: /s/ Stephen B. Thompson
         ---------------                  -----------------------------
                                          Stephen B. Thompson
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                        ACCESS PHARMACEUTICALS, INC.
                        a development stage company

                               Balance Sheets


Assets                                     June 30, 1996   December 31, 1995
- ------                                     -------------   -----------------
Current Assets
   Cash and cash equivalents                $5,980,000        $ 30,000
   Accounts receivable                               -           3,000
   Prepaid expenses and other current assets   146,000           4,000
                                            ----------      ----------
     Total current assets                    6,126,000          37,000
                                            ----------      ----------
Property and Equipment, at cost                559,000         558,000
   Less accumulated depreciation              (245,000)       (173,000)
                                            ----------      ----------
                                               314,000         385,000
                                            ----------      ----------
Other Assets                                     2,000           2,000
                                            ----------      ----------
    Total Assets                            $6,442,000        $424,000
                                            ==========      ==========



Liabilities and Stockholders' Equity (Deficit)
- ----------------------------------------------
Current Liabilities
   Accounts payable and accrued expenses      $184,000       $169,000
   Unearned revenue                                  -        150,000
   Note payable due to Chemex
      Pharmaceuticals, Inc.                          -        100,000
    Current portion of obligations under
      capital leases                           146,000        133,000
                                             ---------      ---------
      Total current liabilities                330,000        552,000
                                             ---------      ---------

Obligations under capital leases,
   net of current portion                      151,000        220,000
Note payable                                   110,000              -
                                             ---------      ---------
      Total liabilities                        591,000        772,000
                                             ---------      ---------
Stockholders' Equity (Deficit)
   Preferred stock, at June 30, 1996 $.01
      par value, authorized 10,000,000 shares,
      none issued or outstanding; at
      December 31, 1995, $.10 par value,
      authorized 1,000,000 shares, none
      issued or outstanding                          -              -
   Common stock, at June 30, 1996 $.04
      par value, authorized 60,000,000 shares,
      issued and outstanding 31,377,610 shares;
      at December 31, 1995 $.01 par value,
      and outstanding 3,639,928 shares       1,255,000         36,000
   Additional paid-in capital               17,756,000      3,460,000
    Deficit accumulated during the
      development stage                    (13,160,000)    (3,844,000)
                                            ----------      ---------
      Total Stockholders' Equity (Deficit)   5,851,000       (348,000)
                                            ----------       ---------
   Total Liabilities and Stockholder's
      Equity (Deficit)                      $6,442,000       $424,000
                                             =========      =========

- ----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                               ACCESS PHARMACEUTICALS, INC.
                               a development stage company

                                 Statements of Operations

                                     Three Months ended June 30,  Six Months ended June 30,     February 24, 1988
                                     ---------------------------  -------------------------      (inception) to
                                          1996           1995        1996           1995          June 30, 1996
                                     -----------    -----------   -----------    -----------     -----------------
                                                                                                      Revenues
  Research and development           $         -    $   395,000   $         -     $   530,000      $ 2,711,000
  Option income                                -              -       165,000               -        2,037,000
                                     -----------    -----------   -----------     -----------     ------------
    Total Revenues                             -        395,000       165,000         530,000        4,748,000
                                     -----------    -----------   -----------     -----------     ------------
  Research and development               243,000        204,000       424,000         419,000        4,950,000
  General and administrative             388,000        133,000       724,000         287,000        4,111,000
   Interest                               14,000         15,000        27,000          36,000          103,000
   Depreciation and amortization          36,000         31,000        72,000          62,000          843,000
   Writeoff of excess purchase price           -              -     8,314,000              -         8,314,000
                                     -----------    -----------   -----------     -----------       ----------
     Total Expenses                      681,000        383,000     9,561,000         804,000       18,321,000
                                     -----------    -----------   -----------     -----------       ----------

Net income (loss) from operations       (681,000)        12,000    (9,396,000)       (274,000)     (13,573,000)
                                     -----------    -----------   -----------     -----------       ----------
Other Income
  Interest and miscellaneous income       50,000          1,000        80,000           4,000          539,000
                                     -----------    -----------   -----------     -----------       ----------

Net income (loss) before income taxes   (631,000)        13,000    (9,316,000)       (270,000)     (13,034,000)
  Provision for income taxes                   -              -             -               -          127,000
                                     -----------    -----------   -----------     -----------       ----------
Net income (loss) after income taxes   $(631,000)       $13,000   $(9,316,000)      $(270,000)    $(13,161,000)
                                     ===========    ===========   ===========     ===========       ==========

Net income (loss) per common share        $(0.02)         $0.00        $(0.33)         $(0.09)
                                     ===========    ===========   ===========     ===========


Average number of common and equivalent
   common shares outstanding          31,346,866      2,918,328    28,285,296       2,918,328
                                     ===========    ===========   ===========     ===========


- ----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations

                               ACCESS PHARMACEUTICALS, INC.
                                a development stage company

                                 Statements of Cash Flows



                                 Six Months ended June 30,   February 24, 1988
                                  ----------     ----------   (inception) to
                                    1996           1995        June 30, 1996
                                 ----------     ----------   ---------------

Cash Flows form Operating Activities
Net loss                         $(9,316,000)   $  (270,000)  $(13,161,000)
 Adjustments to reconcile net
 loss to cash used in
 operating activities:
   Write off of excess
     purchase price                8,314,000              -      8,314,000
   Depreciation and amortization      72,000         62,000        843,000
    Change in assets and liabilities:
    Accounts receivable                3,000              -              -
    Prepaid expenses and other
      current assets                (142,000)        15,000       (147,000)
    Accounts payable and accrued
      expenses                        15,000        (17,000)       137,000
    Unearned revenue                (150,000)      (135,000)             -
                                  ----------     ----------     ----------
Net Cash Used in
  Operating Activities            (1,204,000)      (345,000)    (4,014,000)
                                  ----------     ----------     ----------

Capitalized expenditures              (1,000)             -     (1,111,000)
                                   ----------    ----------     ----------
Net Cash Used in
  Investing Activities                (1,000)             -     (1,111,000)
                                   ----------    ----------     ----------

Cash Flows From Financing Activities
  Payments on obligations under
    capital leases                   (56,000)       (67,000)      (205,000)
  Proceeds from notes payable        110,000              -        712,000
  Proceeds from Merger with
    Chemex Pharmaceuticals         1,587,000              -      1,587,000
  Proceeds from stock issuances,
    net                            5,514,000              -      9,011,000
                                  ----------     ----------     ----------
Net Cash Provided By (Used in)
   Financing Activities            7,155,000        (67,000)    11,105,000
                                  ----------     ----------     ----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                5,950,000       (412,000)     5,980,000
Cash and Cash Equivalents at
   Beginning of Year                  30,000        533,000              -
                                  ----------     ----------     ----------
Cash and Cash Equivalents at
   End of Period                  $5,980,000       $121,000     $5,980,000
                                  ==========     ==========     ==========

Supplemental disclosure of
 non cash transactions:
   eliminations of note payable
   to Chemex Pharmaceutical
   due to Merger                     100,000

- ----------------------------------------------
See accompanying notes to financial statements and Managements Discussion and Analysis of Financial Conditions and Results of Operations

                             ACCESS PHARMACEUTICALS, INC.
                             a development stage company
                            Notes to Financial Statements
                      Six Months Ended June 30, 1996 and 1995

(1)  Interim Financial Statements

     The balance sheet as of June 30, 1996 and the statements of operations and cash flows for the six months ended June 30, 1996 and 1995 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made, except for the merger accounting discussed below.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results which may be expected for a full year. The balance sheet as of December 31, 1995 contains financial information taken from the audited financial statements of Access Pharmaceuticals, Inc., a Texas corporation, ("API") as of that date.

     API merged with and into Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996. Under the terms of the agreement, API was merged into Chemex with Chemex as the surviving legal entity. The name of changed to Access Pharmaceuticals, Inc. ("Access" or the "Company"). The Company acquired all of the outstanding shares of API in exchange for 13,919,979 shares of its registered common stock.

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

                            ACCESS PHARMACEUTICALS, INC.
                            a development stage company
                           Notes to Financial Statements
                       Six Months Ended June 30, 1996 and 1995

      The unaudited financial statements at June 30, 1996 have been prepared using "purchase" accounting for the merger with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets of $8,314,000 was written off in the first quarter of 1996. The balance sheet at December 31, 1995 and the related statements of operations and cash flows for the six months ended June 30, 1995 are the statements of API.

      Proforma condensed results of operations "as if" the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows:

                                        Six months ended June 30
                                       ------------------------
                                           1996          1995
                                        ---------     ---------
                        Revenues         $245,000      $876,000
                        Expenses        1,228,000     2,280,000
                                        ---------     ---------
                        Net (loss)       (983,000)   (1,404,000)
                                        =========     =========
                         Lossper share     $(0.03)       $(0.06)
                                        =========     =========

(2)   In March 1996 the Company concluded a $6 million Private Placement of
      8.57 million shares of common stock. The cash infusion will be used to continue the advancement of the Access technology which focuses on increasing the therapeutic benefit and improving the efficacy of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance.

(3) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement January 1, 1996, and the adoption of SFAS No. 121 did not have material impact on the financial statements of the Company.

                       ACCESS PHARMACEUTICALS, INC.
                        a development stage company
                       Notes to Financial Statements
                 Six Months Ended June 30, 1996 and 1995

(4) SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995 established financial, accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected to account for employee stock compensation plans under APB 25 will disclose the required pro forma effect on net income and earnings per share in the Company's year ending December 31, 1996 financial statements.

(5) On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the next 30-60 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation ofdefinitive documents and approval of the stockholders of Tacora Corp.