Form 10-Q
period 1996-09-30
ACCESS PHARMACEUTICALS INC
filed 1996-11-14
CIK 318306

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                          Commission File Number 0-9314


                          ACCESS PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)


       Delaware                                             83-0221517
------------------------                           --------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. No.)

               2600 Stemmons Frwy, Suite 176, Dallas, TX  75207
              --------------------------------------------------
                   (Address of principal executive offices)

Telephone Number   (214) 905-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                        Yes    X               No
                            ------                ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of   November 12, 1996                     31,391,324 shares, $0.04 par value
     -----------------                     ----------

                          Total No. of Pages   12

                    PART I -- FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the merger of Access Pharmaceuticals, Inc., a Texas corporation ("API") with and into Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, the name of Chemex was changed to Access Pharmaceuticals, Inc. ("Access" or the "Company").

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

The Company has developed four possible product candidates, two of which are anticipated to be ready to be advanced into human testing in the next nine to twelve months. These product candidates are new formulations of existing compounds which increase therapeutic efficacy and reduce toxicity, designed to address the clinical shortfalls of currently available treatments.

As a result of the Merger and immediately after the Merger, the former API stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the Merger has been accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex (now called Access) remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

The unaudited balance sheets, statements of operations and statements of cash flows have been prepared using "purchase" accounting for the Merger, with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets was written off in the first quarter of 1996. The accompanying balance sheet at December 31, 1995 and the related statements of operations and cash flows for the nine months ended September 30, 1995 are the statements of API.

RECENT DEVELOPMENTS

On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the fourth quarter of 1996. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.

                      Liquidity and Capital Resources

Working capital as of September 30, 1996 was $4,920,000, an increase of $5,435,000 as compared to the working capital as of December 31, 1995 of $(515,000). The increase in working capital was principally due to $6 million in proceeds from the private placement of 8.57 million shares of common stock in March 1996 and the addition of $1.69 million in working capital of Chemex resulting from the Merger between Chemex and API, offset by payments for 1996 operating expenses, $89,000 for 1996 capital lease payments and $480,000 for payment to a consultant as a result of the completion of the private placement. The net cash infusion from the private placement will be used to continue the development of the Access technology. The shares issued in the private placement have been registered for resale by the holders.

Management believes its working capital will cover planned operations through December 1997.

Currently, royalty revenues are not expected during the remainder of 1996. Research and development expenditures to advance products into human testing will remain high for several years and there can be no assurance that the Company will be successful in attaining a partner or future equity financing to complete the testing of its products.

                           Third Quarter 1996
                               Compared to
                           Third Quarter 1995

The Company had no revenue in the third quarter 1996 as compared to $45,000 in 1995. Third quarter 1995 revenues were comprised of sponsored research and development revenues from an agreement that was terminated in June 1995.

Total research spending for the third quarter of 1996 was $430,000 as compared to $106,000 for the same period in 1995, an increase of $324,000. The increase in expenses was the result of the increase in staffing for projects in 1996. Research spending will increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $454,000 for the third quarter of 1996, an increase of $359,000 as compared to the same period in 1995. The increase in spending was due primarily to the following:
increased professional expenses due to the Merger, Private Placement offering and public company reporting and compliance requirements- $108,000; salaries of recently hired employees- $122,000; patent expenses- $51,000; travel and entertainment expenses- $30,000; general business consulting fees and expenses- $21,000; director fees and director and officer insurance-
$14,000;  and other miscellaneous increases- $13,000.

Accordingly, total expenses were $930,000, with interest income of $58,000 resulting in a loss for the quarter of $872,000, or $.03 per share.

                  Nine Months ended September 30, 1996
                              Compared to
                  Nine Months ended September 30, 1995

Net revenues for the nine months ended September 30, 1996 were $165,000 as compared to $575,000 in the same period in 1995, representing a decrease of $410,000. 1996 revenues related entirely to an option agreement for rights to certain of the Company's technology that terminated in April 1996. 1995 revenues were entirely comprised of sponsored research and development revenues from an agreement that was terminated in June 1995.

Research spending for the nine months ended September 30, 1996 was $887,000 as compared to $547,000 for the same period in 1995, an increase of $340,000. Research spending will increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

General and administrative expenses were $1,145,000 for the nine months ended September 30, 1996, an increase of $785,000 as compared to the same period in 1995. The increase was due to the following: increased professional expenses due to the Merger, Private Placement offering and public company reporting and compliance requirements- $300,000; salaries of newly hired employees- $159,000; director fees and director and officer insurance- $86,000;
patent expenses- $78,000; travel and entertainment expenses- $62,000;
general business consulting fees and expenses- $56,000; and other miscellaneous increases- $44,000.

Excess purchase price over the fair value of Chemex's assets of $8,314,000 was recorded in the first quarter due to the merger of API and Chemex.

Accordingly, total expenses were $10,491,000, including $8,314,000 of excess purchase price written off in the first quarter, which resulted in a loss for the nine months ended September 30, 1996 of $10,188,000, or $.35 per share.

Certain statements in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to the Company's research and development focus, uncertainties associated with research and development activities, future capital requirements and dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's
Annual Report on Form 10-K for the year ended December 31, 1995.

                      PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          None


ITEM 2    CHANGES IN SECURITIES
          None


ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5    OTHER INFORMATION

          On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the fourth quarter of 1996. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:  10.19  Lease Agreement with Pollock Realty Corporation dated July 25, 1996.

          Reports on Form 8-K: None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ACCESS PHARMACEUTICALS, INC.



Date:    November 14, 1996         By:    /s/ Kerry P. Gray
                                          -----------------------------
                                          Kerry P. Gray
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    November 14, 1996         By:    /s/ Stephen B. Thompson
                                          -----------------------------
                                          Stephen B. Thompson
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                       ACCESS PHARMACEUTICALS, INC.
                       a development stage company

                             Balance Sheets

Assets                                   September 30, 1996  December 31, 1995
------                                   ------------------  -----------------

Current Assets
   Cash and cash equivalents                $  5,160,000         $     30,000
   Accounts receivable                                 -                3,000
   Prepaid expenses and other current assets     124,000                4,000
                                            -------------        -------------
      Total current assets                     5,284,000               37,000
                                            -------------        -------------
Property and Equipment, at cost                  572,000              558,000
   Less accumulated depreciation                (281,000)            (173,000)
                                            -------------        -------------
                                                 291,000              385,000
                                            -------------        -------------
Other Assets                                       8,000                2,000
                                            -------------        -------------
   Total Assets                             $  5,583,000         $    424,000
                                            =============        =============


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable and accrued expenses    $    210,000         $    169,000
   Unearned revenue                                    -              150,000
   Note payable due to Chemex
      Pharmaceuticals, Inc.                            -              100,000
   Current portion of obligations under
      capital leases                             154,000              133,000
                                            -------------        -------------
      Total current liabilities                  364,000              552,000
                                            -------------        -------------
Obligations under capital leases,
   net of current portion                        119,000              220,000
Note payable                                     110,000                    -
                                            -------------        -------------
Total Liabilities                                593,000              772,000
                                            -------------        -------------
Stockholders' Equity (Deficit)
    Preferred stock, at September 30, 1996
      $.01 par value, authorized 10,000,000
      shares, none issued or outstanding;
      at December 31, 1995, $.10 par value,
      authorized 1,000,000 shares, none
      issued or outstanding                            -                    -
    Common stock, at September 30, 1996
      $.04 par value, authorized 60,000,000
      shares, issued and outstanding
      31,391,324 shares; at December 31,
      1995 $.01 par value, authorized
      10,000,000 shares, issued and
      outstanding 3,639,928 shares             1,256,000               36,000
   Additional paid-in capital                 17,766,000            3,460,000
   Deficit accumulated during the
      development stage                      (14,032,000)          (3,844,000)
                                            -------------        -------------
      Total Stockholders' Equity (Deficit)     4,990,000             (348,000)
                                            -------------        -------------
Total Liabilities and Stockholder's
   Equity (Deficit)                         $  5,583,000         $    424,000
                                            =============        =============

---------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                        Statements of Operations


                                 Three Months ended       Nine Months ended
                                    September 30            September 30,       February 24, 1988
                                ----------------------   ----------------------    (inception)
                                   1996        1995         1996        1995      Sept 30, 1996
                                ----------  ----------   ----------  ----------   -------------
Revenues
Research and development        $        -  $   45,000   $        -  $  575,000   $ 2,711,000
Option income                            -           -      165,000           -     2,037,000
                                ----------  ----------   ----------  ----------   -----------
Total Revenues                           -      45,000      165,000     575,000     4,748,000
                                ----------  ----------   ----------  ----------   -----------

Expenses
Research and development           430,000     106,000      887,000     547,000     5,413,000
General and administrative         454,000      95,000    1,145,000     360,000     4,532,000
Interest                            10,000      13,000       37,000      49,000       113,000
Depreciation and amortization       36,000      31,000      108,000      93,000       879,000
Write off of excess purchase price       -           -    8,314,000           -     8,314,000
                                ----------  ----------   ----------  ----------   -----------
Total Expenses                     930,000     245,000   10,491,000   1,049,000    19,251,000
                                ----------  ----------   ----------  ----------   -----------
Loss from operations              (930,000)   (200,000) (10,326,000)   (474,000)  (14,503,000)
                                ----------  ----------   ----------  ----------   -----------
Other Income
Interest and miscellaneous income   58,000           -      138,000       4,000       597,000
                                ----------  ----------   ----------  ----------   -----------
Loss before income taxes          (872,000)   (200,000) (10,188,000)   (470,000)  (13,906,000)

Provision for income taxes               -           -            -           -       127,000
                                ----------  ----------   ----------  ----------   -----------
Net after income taxes          $ (872,000)  $(200,000)$(10,188,000) $ (470,000) $(14,033,000)
                                ==========  ==========  ===========  ==========   ===========

Loss per common share               $(0.03)     $(0.07)      $(0.35)     $(0.16)
                                ==========  ==========   ==========  ==========

Average number of common and equiivalent
   common shares outstanding    31,386,405   2,925,983   29,326,544   2,925,983
                                ==========  ==========   ==========  ==========

----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations

                       ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                       Statements of Cash Flows


                             Nine Months ended September 30,  February 24, 1988
                             ------------------------------    (inception) to
                                  1996             1995         Sept 30, 1996
                              ------------     ------------    ---------------
Cash Flows form Operating Activities
Net loss                      $(10,188,000)    $   (470,000)    $(14,033,000)
Adjustments to reconcile
net loss to cash used in
operating activities:
  Write off of excess
    purchase price               8,314,000                -        8,314,000
  Depreciation and amortization    108,000           93,000          879,000
  Change in assets and liabilities:
    Accounts receivable              3,000         (138,000)               -
    Prepaid expenses and other
      current assets              (126,000)          20,000         (131,000)
    Accounts payable and accrued
      expenses                      41,000           39,000          163,000
    Unearned revenue              (150,000)        (180,000)               -
                                ----------        ---------        ---------
Net Cash Used in
  Operating Activities          (1,998,000)        (636,000)      (4,808,000)
                               -----------        ---------        ---------

Cash Flows From Investing Activities
  Capitalized expenditures         (14,000)               -       (1,124,000)
                               -----------        ---------        ---------
Net Cash Used in
  Investing Activities             (14,000)               -       (1,124,000)
                               -----------        ---------        ---------

Cash Flows From Financing Activities
  Payments on obligations
    under capital leases           (89,000)         (67,000)        (238,000)
  Proceeds from notes payable      119,000                -          722,000
  Proceeds from Merger with
    Chemex Pharmaceuticals       1,587,000                -        1,587,000
  Proceeds from stock issuances,
    net                          5,525,000          170,000        9,021,000
                                ----------        ---------        ---------
Net Cash Provided By (Used in)
  Financing Activities           7,142,000          103,000       11,092,000
                                ----------        ---------       ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents           5,130,000         (533,000)       5,160,000
Cash and Cash Equivalents at
  Beginning of Year                 30,000          533,000                -
                                ----------        ---------       ----------
Cash and Cash Equivalents at
  End of Period                 $5,160,000        $       -       $5,160,000
                                ==========        =========       ==========

Supplemental disclosure of
  non cash transactions:
    eliminations of note payable
    to Chemex Pharmaceutical
    due to Merger               $  100,000

----------------------------------------------
See accompanying notes to financial statements and Managements Discussion and Analysis of Financial Conditions and Results

                       ACCESS PHARMACEUTICALS, INC.
                        a development stage company
                       Notes to Financial Statements
             Nine Months Ended September 30, 1996 and 1995

(1)    Interim Financial Statements

       The balance sheet as of September 30, 1996 and the statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made, except for the merger accounting discussed below.

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

       Certain numbers have been reclassified to conform with the current presentation.

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company
                     Notes to Financial Statements
               Nine Months Ended September 30, 1996 and 1995

       The unaudited financial statements at September 30, 1996 have been prepared using "purchase" accounting for the merger with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets of $8,314,000 was written off in the first quarter of 1996. The balance sheet at December 31, 1995 and the related statements of operations and cash flows for the nine months ended September 30, 1995 are the statements of API.

       Proforma condensed results of operations "as if" the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows:

                                         Nine months ended September 30
                                         ------------------------------
                                              1996          1995
                                           ----------   ----------
          Revenues                           $303,000   $3,464,000
          Expenses                          2,135,000    3,071,000
                                           ----------   ----------
          Net income (loss)                (1,832,000)     393,000
                                           ==========   ==========
          Net income (loss) per share          $(0.06)       $0.02
                                           ==========   ==========

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

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company
                      Notes to Financial Statements
              Nine Months Ended September 30, 1996 and 1995

(4) SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995 established financial, accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected to continue to account for employee stock compensation plans under APB 25 but will disclose the required pro forma effect on net income and earnings per share in the Company's year ending December 31, 1996 financial statements.


(5) On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is currently scheduled to close in the fourth quarter of 1996. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. Stock valued at up to a maximum of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.