Form 10-Q/A
period 1996-03-31
ACCESS PHARMACEUTICALS INC
filed 1997-01-27
CIK 318306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-Q/A
                         AMENDMENT No. 2

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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
                        Yes    X               No
                            ------                ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of May 10, 1996                  31,377,610 shares, $0.04 par value
  --------------                 ----------

                   Total No. of Pages   13

                   PART I -- FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a consideration for the sale of the Company's share of Amlexanox, Block (a) made an initial non-refundable upfront royalty payment of $2.5 million; (b) is obligated to pay the Company $1.5 million as a prepaid royalty at the end the calendar month during which Block together with any sublicensee has achieved cumulative worldwide sales of Amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay the Company a royalty for all sales in excess of cumulative worldwide sales of Amlexanox oral products of $45 million, as defined in the agreement.

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

The technology development of the Company is currently focused on increasing the therapeutic benefit of oncology agents and improving the efficacy of oncology diagnosis by selectively targeting sites of disease and accelerating drug clearance.

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

                    Liquidity and Capital Resources

Working capital as of March 31, 1996 was $6,419,000, an increase of $6,934,000 as compared to the working capital as of December 31, 1995 of $(515,000). The increase in working capital was principally due to the $6 million in proceeds from private placement of 8.57 million shares of common stock in March 1996 and the addition of $1.84 million in working capital of Chemex resulting from the Merger between Chemex and API. Based on completion of the private placement, $480,000 was paid to a consultant. The net cash infusion from the private placement will be used to continue the development of the ACCESS technology which focuses on increasing the therapeutic benefit and improving the efficacy of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered; however, the Company has agreed to file a registration statement within 90 days of the date of issuance. The investors have agreed not to sell any of the shares purchased in the private placement until 180 days after the closing.

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

Total research spending for the first quarter of 1996 was $181,000 as compares to $215,000 for the same period in 1995, a decrease of $34,000. The decrease in expenses was the result of a decrease in external research expenditures. Research spending will increase in the future quarters as the Company has initiated the hiring of additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

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

Accordingly, total expenses were $8,880,000, including $8,314,000 of excess purchase price written off, which resulted in a loss for the quarter of $8,686,000, or $.34 per share.

Certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties, including but not limited to research and development focus, uncertainties associated with research and development activities, future capital requirements and dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGE IN SECURITIES

          In connection with the merger of Access Pharmaceuticals, Inc., a Texas corporation ("API") with and into Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, API stock was exchanged for
          13.92 million shares of Chemex common stock. In addition, Chemex changed its name to ACCESS Pharmaceuticals, Inc. and API was dissolved.

          In connection with the $6 million private placement, 8.57 million shares of common stock were issued in March 1996. The shares issued in the private placement have not been registered; however, the Company has agreed to file a registration statement within 90 days of the date issuance. The investors have agreed not to sell any of the shares purchased in the offering until 180 days after the closing.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Special Meeting in lieu of the 1995 Annual Meeting of Stockholders of the Company was held at 10:00 a.m., January 25, 1996 to consider and vote upon proposals to (i) approve and adopt that certain Agreement of Merger and Plan of Reorganization, dated as of October 3, 1995, as amended and restated as of October 31, 1995 (the "Merger Agreement") by and between the Company and API, pursuant to which, among other matters, API would be merged with and into the Company with the Company the surviving corporation (the "Merger") and each share of API's common stock, $.01 par value per share, would be converted into approximately 3.7744 shares of the Company's common stock, $.04 par value per share ("the Company Common Stock") (subject to adjustment as provided in the Merger Agreement); (ii) approve an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares of the Company Common Stock to 40,000,000 shares and the number of authorized shares of the preferred stock, $.01 par value per share, of the Company to 10,000,000 shares; (iii) approve an amendment to the Certificate of Incorporation of the Company to effect a change of the name of the Company from Chemex Pharmaceuticals, Inc. to "ACCESS Pharmaceuticals, Inc."; (iv) approve the establishment of the ACCESS 1995 Stock Option Plan (the "1995 Stock Option Plan"), under which an aggregate of 2,000,000 shares of ACCESS Common Stock will be issuable pursuant to the terms of such plan; (v) ratify the selection by the Board of Directors of ACCESS of ACCESS' independent auditors; (vi) elect three directors; and (vii) approve adjournment of the Special Meeting, if necessary, to permit further solicitation of proxies in the event that there are not sufficient votes at the Special Meeting to consider and approve any or all of the proposals. All proposals were approved by the stockholders.

          The voting with respect to each of such matters was as follows:

                               For          Withhold
                           ---------        ---------
          Item 1
            Greetham       7,587,633          232,047
            Taylor         7,586,547          233,133
            Woolard        7,587,633          232,047

                               For           Against
                           ---------        ---------
          Item 2           5,146,576           49,075
          Item 3           5,097,671           84,407
          Item 4           7,708,188           62,635
          Item 5           4,849,452          537,159
          Item 6           7,717,348           65,156


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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:   -  (EX-18)  Letter re change in accounting principles
                      -  (EX-27)  Financial Data Schedule


          Reports on Form 8-K:

                      - 8-K filed on January 25, 1996 reporting information under Item 2 and 4.
                      - 8-K filed on March 5, 1996 reporting information under Item 2.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ACCESS PHARMACEUTICALS, INC.



Date: January 24, 1997       By:    /s/ Kerry P. Gray
                                 ------------------------
                                    Kerry P. Gray
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)

Date: January 24, 1997      By:   /s/ Stephen B. Thompson
                                 -------------------------
                                    Stephen B. Thompson
                                    Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)

                       ACCESS PHARMACEUTICALS, INC.
                       a development stage company

                             Balance Sheets


Assets                                   March 31, 1996    December 31, 1995
------                                 ------------------  -----------------
Current Assets
  Cash and cash equivalents              $  6,813,000        $     30,000
  Accounts receivable                               -               3,000
  Prepaid expenses and
    other current assets                       65,000               4,000
                                         -------------       -------------
      Total current assets                  6,878,000              37,000
                                         -------------       -------------

Property and Equipment, at cost               559,000             558,000
  Less accumulated depreciation              (209,000)           (173,000)
                                         -------------       -------------
                                              350,000             385,000
                                         -------------       -------------

Other Assets                                    2,000               2,000
                                         -------------       -------------
   Total Assets                          $  7,230,000        $    424,000
                                         =============       =============


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable and
    accrued expenses                   $    317,000         $    169,000
   Unearned revenue                               -              150,000
   Note payable due to Chemex
     Pharmaceuticals, Inc.                        -              100,000
   Current portion of obligations
     under capital leases                   142,000              133,000
                                       -------------        -------------
      Total current liabilities             459,000              552,000
                                         -----------        -------------
Obligations under capital leases,
  net of current portion                    190,000              220,000
Note payable                                110,000                    -
                                       -------------        -------------
Total Liabilities                           759,000              772,000
                                       -------------        -------------
Stockholders' Equity (Deficit)
  Preferred stock, at March 31,
    $.01 par value, authorized 10,000,000
    shares, none issued or outstanding;
    at December 31, 1995, $.10 par value,
    authorized 1,000,000 shares, none
    issued or outstanding                         -                    -
  Common stock, at March 31,
    $.04 par value, authorized 40,000,000
    shares, issued and outstanding
    31,290,182 shares; at December 31,
    1995 $.01 par value, authorized
    10,000,000 shares, issued and
    outstanding 3,639,928 shares           1,252,000               36,000
   Additional paid-in capital             17,748,000            3,460,000
   Deficit accumulated during the
     development stage                   (12,529,000)          (3,844,000)
                                        -------------        -------------
    Total Stockholders' Equity (Deficit)   6,471,000             (348,000)
                                        -------------        -------------
Total Liabilities and Stockholder's
   Equity (Deficit)                     $  7,230,000         $    424,000
                                        =============        =============

---------------------------------------------
See accompanying notes to financial statements and Management's
Discussion and Analysis of Financial Conditions and Results of
Operations.

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                        Statements of Operations


                                      Three Months ended
                                          March 31,           February 24, 1988
                                   ------------------------     (inception)
                                      1996           1995      March 31, 1996
                                   -----------    -----------    -------------
Revenues
Sponsored research and development $         -    $   135,000    $ 2,711,000
Option income                          165,000              -      2,037,000
                                   -----------     ----------     ----------
Total Revenues                         165,000        135,000      4,748,000
                                   -----------     ----------     ----------

Expenses
Sponsored research and development           -        187,000      2,172,000
Proprietary research and development   181,000         28,000      2,535,000
General and administrative             336,000        154,000      3,723,000
Interest                                13,000         21,000         89,000
Depreciation and amortization           36,000         31,000        807,000
Write off of excess purchase price   8,314,000              -      8,314,000
                                   -----------    -----------     ----------
Total Expenses                       8,880,000        421,000     17,640,000
                                   -----------    -----------     ----------
Loss from operations                (8,715,000)      (286,000)   (12,892,000)
                                   -----------    -----------     ----------
Other Income
Interest and miscellaneous income       30,000          3,000        489,000
                                   -----------    -----------     ----------
Net loss before income taxes        (8,685,000)      (283,000)   (12,403,000)

Provision for income taxes                   -              -        127,000
                                   -----------    -----------    -----------
Net loss after income taxes        $(8,685,000)   $  (283,000)  $(12,530,000)
                                   ===========    ===========    ===========

Net loss per common share               $(0.34)        $(0.10)
                                   ===========    ===========

Average number of common and equivalent
   common shares outstanding        25,535,239      2,918,328
                                   ===========    ===========

----------------------------------------------
See accompanying notes to financial statements

                       ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                       Statements of Cash Flows


                             Three Months ended March 31,     February 24, 1988
                             ------------------------------     (inception) to
                                  1996             1995         March 31, 1996
                              ------------     ------------     ------------
Cash Flows form Operating Activities
Net loss                      $(8,685,000)     $  (283,000)     $(12,530,000)
Adjustments to reconcile
net loss to cash used in
operating activities:
  Write off of excess
    purchase price              8,314,000                -        8,314,000
  Depreciation and amortization    36,000           31,000          817,000
  Change in assets and liabilities:
    Accounts receivable             3,000                -                -
    Prepaid expenses and other
      current assets              (61,000)          15,000          (67,000)
    Accounts payable and accrued
      expenses                    148,000           11,000          270,000
    Unearned revenue             (150,000)        (135,000)               -
                              ------------     ------------     ------------
Net Cash Used in
  Operating Activities           (395,000)        (361,000)      (3,196,000)
                              ------------     ------------     ------------

Cash Flows From Investing Activities
  Capitalized expenditures         (1,000)               -       (1,120,000)
                              ------------     ------------     ------------
Net Cash Used in
  Investing Activities             (1,000)               -       (1,120,000)
                             -------------     ------------     ------------

Cash Flows From Financing Activities
  Repayment of notes payable      (21,000)         (38,000)        (170,000)
  Proceeds from notes payable     110,000                -          712,000
  Proceeds from Merger with
    Chemex Pharmaceuticals      1,587,000                -        1,587,000
  Proceeds from stock
    issuances, net              5,503,000                -        9,000,000
                             -------------     ------------     ------------
Net Cash Provided By (Used in)
  Financing Activities          7,179,000          (38,000)      11,129,000
                             -------------     ------------     ------------
Net Increase (Decrease) in Cash
  and Cash Equivalents          6,783,000         (399,000)       6,813,000
Cash and Cash Equivalents at
  Beginning of Year                30,000          533,000                -
                             -------------     ------------     ------------
Cash and Cash Equivalents at
  End of Period                $6,813,000       $  134,000       $6,813,000
                             =============     ============     ============

Supplemental disclosure of
  non cash transactions:
    Elimination of note payable
    to Chemex Pharmaceutical
    due to Merger             $  100,000

----------------------------------------------

See accompanying notes to financial statements

                       ACCESS PHARMACEUTICALS, INC.
                        a development stage company
                       Notes to Financial Statements
             Three Months Ended March 31, 1996 and 1995

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

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company
                     Notes to Financial Statements
                Three Months Ended March 31, 1996 and 1995

       The unaudited financial statements at March 31, 1996 have been prepared using "purchase" accounting for the merger with API as the acquirer. The values used in the preparation of the financial statements were determined based on negotiations between Chemex and API and comparable values for companies at API's stage of development. As a result, common stock and paid in capital of API was recorded at a $10.0 million valuation. The excess purchase price over the fair value of Chemex's assets of $8,314,000 was written off in the first quarter of 1996. The balance sheet at December 31, 1995 and the related statements of operations and cash flows for the three months ended March 31, 1995 are the statements of API.

       Proforma condensed results of operations "as if" the acquisition had been made on January 1, 1996 and 1995, respectively, are as follows:

                                           Three months ended March 31,
                                          ------------------------------
                                               1996           1995
                                           ------------   ------------
          Revenues                         $   195,000    $   388,000
          Expenses                             566,000      1,268,000
                                           ------------   ------------
          Net income (loss)                   (371,000)      (880,000)
                                           ============   ============
          Earnings (loss) per share             $(0.01)         $0.04
                                           ============   ============

(2)    In March 1996 the Company concluded a $6 million Private Placement of
       8.57 million shares of common stock. The cash infusion will be used to continue the advancement of the Access technology which focuses on increasing the therapeutic benefit and improving the efficacy of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have not been registered, however the Company has agreed to file a registration statement within 90 days of issuance covering such shares. The investors have agreed not to sell any of the shares purchased in the offering until 180 days after the closing.

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

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company
                      Notes to Financial Statements
               Three Months Ended March 31, 1996 and 1995

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

(6) During the first quarter of 1996, the Company changed from deferring and amortizing patent and application costs to recording them as expenses as incurred because, even though the Company believes the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Accordingly, the new accounting method has been adopted in recognition of a possible change in estimated future benefits. Since the effect of this change in accounting principle is inseparable from the effect of the change in accounting estimate, such change has been accounted for as a change in estimate in accordance with Opinion No. 20 of the Accounting Principles Board. Future patent and application costs are expected to be expensed since the benefits to be derived therefrom are likely to be uncertain.