Form 10-K
period 1996-12-31
ACCESS PHARMACEUTICALS INC
filed 1997-03-28
CIK 318306

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                         Commission File Number 0-9314

                          ACCESS PHARMACEUTICALS, INC.
                          ----------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                    83-0221517
   ------------------------                         ---------------
   (State of Incorporation)                     (I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX               75207
---------------------------------------------             -------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90
days.    Yes  /x/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 18, 1997 was approximately $10,414,000.

As of March 18, 1997 there were 31,391,324 shares of Access Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                            PART I - FINANCIAL INFORMATION

ITEM 1.     BUSINESS

Overview of Current Operations

Access Pharmaceuticals, Inc. ("Access" or the "Company") was founded in 1974 as Chemex Corporation, a Wyoming corporation, and in 1983 changed its name to Chemex Pharmaceuticals, Inc ("Chemex"). Chemex changed its state of incorporation from Wyoming to Delaware on June 30, 1989. In connection with the merger of Access Pharmaceuticals, Inc., a Texas Corporation ("API"), with and into the Company on January 25, 1996, the name of the Company was changed to Access Pharmaceuticals, Inc.

Access' principal executive office is at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; its telephone number is (214) 905-5100.

Company Profile

Access is a Polymer Based Therapeutics Company providing a new dimension in drug delivery through the rational design of polymer/drug complexes to control site directed targeting, localized release and clearance of therapeutic drugs, imaging agents and radiopharmaceuticals. Through patented technology and core competencies in polymer/drug formulation, product and technology development, Access technology platforms have the potential to significantly enhance the therapeutic efficacy and reduce the toxicity of products via novel formulation and drug delivery solutions.

Company Vision

Lead the industry in advanced drug delivery by surpassing currently available technology through the utilization of Smart Bioresponsive Polymers as pharmaceutical carriers that take advantage of the body's own mechanisms to significantly enhance the clinical effectiveness of a broad spectrum of products which have a poor therapeutic index.

Drug Development Strategy

Part of Access' integrated drug development strategy is to form creative alliances in centers of excellence so drug delivery opportunities can be fully maximized. Access has recently signed agreements with The School of Pharmacy, University of London in platinate polymer technology, Dow
Chemical in chelation technology for imaging products and radiopharmaceuticals, and Strakan Ltd in the delivery of topical therapeutic agents which exploit the Access zinc patent.

The Access strategy is to initially focus on utilizing its technology in combination with approved drug substances to develop novel patentable formulations of potential therapeutic and diagnostic products. It is anticipated that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, Access is directing its resources to the preclinical and early clinical phase of development and plans to outlicense to, or co-develop with, marketing partners its current product candidates during the clinical development phases.

Access has initiated and will continue to expand its internal core capabilities of chemistry, formulation, analytical methods development, initial process scale up, carbohydrate analysis, drug/diagnostic targeting screens and project management capability to maximize product opportunities in a timely manner.
The manufacturing scale-up, pre-clinical testing and product production will be contracted to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, Access does not currently plan to become a fully integrated pharmaceutical company.

Consequently, Access expects to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, it is believed that the Access technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion of effective drug delivery is to control and optimize the localized release of drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained released, transdermal systems, etc., are based on a physical erosion process for enhancing active product into the systemic circulation with the objective of improving patient compliance. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity. The Access technology platforms are differentiated from conventional drug delivery systems in that it applies a disease specific approach to improve the drug delivery process with polymer carrier formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products. This is achieved by utilizing Smart Bioresponsive Polymers as novel drug delivery solutions to match the specific physical properties of each drug with the biological characteristics of each disease and targeting sites of disease activity. The ability to achieve physiological triggering of drug release at the desired site of action, enables the Access Smart Polymers to have broad therapeutic applications in the site specific delivery of chemotherapeutic agents in cancer, infection, inflammation, drugs for other autoimmune diseases, proteins, peptides and gene therapy.

Smart Bioresponsive Polymers mimic the natural transport mechanisms in the body which are involved in the localized delivery of biological mediators and cellular trafficking. Access uses a multi-faceted approach through the use of both natural carbohydrates and synthetic polymers. Access' central focus is to use bioresponsive polymer systems that can respond to normal biochemical or disease-induced signals to localize drug carrier and release drug in a highly selective fashion. These polymeric drug carriers can be applied to a wide range of drug molecules including proteins and nucleotides and can be engineered to control pharmacokinetics and body distribution, site- selectivity, site-release of drug and drug clearance from non-target sites.

Access Core Technology Platforms

Access' current technology platforms take advantage of the following biological mechanisms to improve drug delivery:

  * disease specific carbohydrate recognition by vascular endothelial cells and underlying tissue

  *  enhanced permeability and retention in tumors

  *  triggered secretion of biological mediators

Access Carbohydrate Polymer Drug Delivery Technology

The Access carbohydrate polymer drug delivery technology exploits specific changes in the vascular endothelium that occur during disease processes.
These carriers mimic disease-specific, carbohydrate recognition by vascular endothelium cells and underlying tissue. It has been well established that white blood cells can recognize, target and permeate disease sites by means of surface carbohydrates which bind to cytokine-induced endothelium plus underlying tissue and cells. A number of receptors on the endothelium and on underlying tissue are known to bind sulfated glycosaminoglycans, such as heparin and dermatan sulfate. Access has developed glycosaminoglycan carriers to selectively image and treat diseases involving the neovascular endothelium. Access glycosaminoglycan technology has broad potential in a number of therapeutic applications including cancer, inflammation and infection.

Access Synthetic Soluble Polymer Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, Access has developed a number of synthetic polymers, including hydroxypropylmethacrylamide co-polymers and polyamidoamines that can be used to exploit EPR ("enhanced permeability and retention") in tumor cells and control drug release. Many solid tumor cells possess vasculature that is hyperpermeable (i.e., "leaky") to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently they selectively accumulate circulating macromolecules (up to 10% of an intravenous dose per gram in mice). This effect has been termed EPR, and is thought to constitute the mechanism of action of SMANCS (styrene-maleic/anhydride-neocarzinostatin), which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability with the drug carrying polymers getting trapped in tumors and then being taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Drug is released inside the tumor mass while polymer/drug not trapped in tumors is renally cleared from the body. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, e.g. cisplatin.

Access Condensed Phase Smart Polymer Drug Delivery Technology

The Access condensed phase polymer system is based on the Smart Polymer Matrixes of Secretory Granules from secretory cells such as the mast cell or goblet cell. The matrix in the secretory granule of the mouse mast cell contains a negatively charged, heparin proteoglycan network which condenses in the presence of divalent cations, such as calcium and histamine, and monovalent cations, such as sodium. This matrix has a number of unique electrical and mechanical properties in response to biochemical or electrical signals. The heparin gel expands several-fold when a secretory granule fuses with a cell membrane, allowing ions from outside the cell to rush in, causing release of contents. Thus, nature has evolved a highly advanced "smart polymer" gel to control the storage and release of molecules destined for exocytosis. These ubiquitous natural mechanisms can be mimicked by engineering smart polymer matrices to deliver a wide range of molecules, including proteins and genes, in response to specific triggering stimuli. This natural mechanism provides the basis of a novel technology for releasing drugs on demand, with avoidance of systemic toxicities. Access has commenced the development of a system to mimic the secretory granule matrix to meet the biological requirement of different drugs, delivery routes and disease processes. In a unique inventive step, bioengineered, pore-forming proteins, with triggers and switches that self assemble in membranes, can be incorporated into coated particles to control drug release. This represents a logical step in the development of the next generation of Access drug delivery technology platforms towards commercialization of systems that can trigger the release of drug, at site, in response to disease-specific signals. Initial proof of concept will focus on the triggered release of chemotherapeutic cancer and anti-inflammatory agents and vaccines.

Research Projects and Products in Development

                            ACCESS DRUG PORTFOLIO

                                                                 Clinical
  Compound        Originator    Indication       FDA Filing      Stage (1)
------------     ------------  -------------    ------------   ------------
Cancer
------
AP 4010              Access   Anti-tumor         Development    Pre-Clinical
AP 5070              Access   Anti-tumor         Development    Pre-Clinical
AP 2011              Access   MRI Contrast Agent Development    Research
Radiopharmaceutical  Access   Cancer Diagnosis   Development    Research
Amlexanox(2)         Takeda   Mucositis          IND            Phase I

Anti-Fungal
-----------
AP 1110              Access   Anti-fungal        Development    Pre-Clinical

Topical Delivery
----------------
Amlexanox(2)         Takeda   Oral ulcers        FDA Approved   Completed
   (CHX-3673)
Zinc compound(3)     Access   Enhancing drug     Development    Pre-clinical
                              penetration and
                              retention in the
                              skin (acne)

Dermatology
-----------
ActinexTM(2)         Access   Actinic keratosis  FDA approved   Completed

  (1)   See "Government Regulations" for description of clinical stages.

  (2)   Sold to Block.  Subject to a Royalty Agreement.
  (3)   Licensed to Strakan Limited.

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

Once the product candidate has been successfully screened in pilot testing, Access' scientists together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scale-up manufacturing facilities are selected in conjunction with Company consultants. Access does not plan to have an extensive clinical development organization as this is planned to be conducted by a development partner.

Research Projects and Products in Development

With all of Access' product development candidates, there can be no assurance that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these products candidates are tested in humans. There can be no assurance that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

The Company (both Chemex and API) expended approximately $1,405,000, $1,981,000 and $3,355,000 on research and development during the years 1996, 1995 and 1994, respectively. Expenditures on research and development are expected to increase during 1997 and subsequent years.

Development Programs Cancer

Approximately one-fourth of all deaths in the United States are due to malignant tumors. More than 85% of these are solid tumors, and approximately half of the patients with these tumors die of their disease. The cause of death is usually metastatic disease distant from the original tumor, although uncontrolled primary tumors can also be fatal. The distant metastases are treated systematically with anti-cancer drugs and biological agents, but these attempts are often unsuccessful. The cost of treating these patients is enormous, and in 1995 the estimated bill was $50 billion or 5% of the nation's total medical bill. As the population ages and new sophisticated diagnostic tests are launched, incidence of detected cancer continues to rise.

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

For chemotherapeutic agents to be effective in treating cancer patients, the agent must reach the target cells in effective quantities with minimal toxicity in normal tissues.

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

The Access anti-cancer program is designed to overcome the physiological barriers to penetration of drugs into tumor tissue by targeting potent drugs into sites of disease activity and clearing the non-targeted fraction.

Polymer Cisplatin, AP-5070 - Access in conjunction with The School of Pharmacy, University of London, is developing a soluble, synthetic polymer conjugate formulation of cisplatin for the first line treatment of solid tumors in indications where cisplatin is currently approved. Animal studies indicate:

   *   improved efficacy over standard cisplatin at maximum tolerated dose
   *   reduced toxicity over standard cisplatin
   *   enhanced tumor access and retention of polymer

The Company intends to apply to the EORTC (the European Organization for Research and Treatment of Cancer) to enter into human trials. It is anticipated that Phase I trials will commence within the next 12 months.

Glycopolymer Doxorubicin, AP-4010 - Access is developing a glycopolymer formulation of doxorubicin for the first line treatment of solid tumors in tumor types where increased amounts of standard doxorubicin without rate limiting toxicity would be clinically beneficial. Animal studies indicate:

   *   improved efficacy over standard doxorubicin at equal dosing levels
   *   enhanced tumor permeation as indicated by histological evidence
   *   reduced toxicity over standard doxorubicin

Due to resource limitations and the need to focus on a limited number of opportunities it is not anticipated that this product will advance to clinical development until 1998 at the earliest.

Development Programs MRI Imaging Agents

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

Access is focused on expanding the utility of MRI imaging to include body imaging by developing a site-selective intravenous contrast agent with improved localization and performance outside as well as within the central nervous system. Access believes that improved site selectivity, longer site contrast with rapid blood clearance, the ability to clearly delineate tumor boundaries and metastases and the opportunity to obtain additional valuable information on prognosis, function, therapeutic response monitoring and anatomy at high resolution, could be major competitive advantages of the technology.

Access is developing a site selective, MRI Contrast Agent for the detection, staging and monitoring of tumors. Access recently signed a letter of intent to enter a collaboration with the Dow Chemical Company for the development of products incorporating Dow's chelation technology and Access' Smart Bioresponsive Polymer Systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostic and therapeutics. The agreement will provide Access with extensive chelation technology, chelation chemistry and assistance over a broad range of research and development activities. Dow Chemical will actively participate in the development of the product candidates.

Development Programs Infectious Diseases

Systemic fungal infections are a major problem for patients with impaired immune defense mechanisms, particularly cancer patients, diabetics and AIDS patients. Candidiasis accounts for 70% of all fungal infections and is fatal in 30% to 40% of cases. Aspergillus is more severe, with a 90% fatality rate. Amphotericin B is the only member of the polyene class of antifungals that can be administered parenterally and has been considered the drug of choice primarily because of its broad spectrum of activity. However, its incidence of adverse reactions, particularly renal toxicity, limits the maximum intravenous dosage.

Glycopolymer Amphotericin B, AP-1110 - Access is currently developing a glycopolymer formulation of amphotericin B for the first line treatment of deep seated fungal infections. Animal studies indicate a superior therapeutic index and pharmacokinetic profile that will provide significantly better efficacy and reduced toxic side effects. An IND (Investigational New Drug Application) is anticipated to be submitted within 12 months.

Dermatology Assets

Access has a Zinc patent for enhancing drug penetration and retention in the skin which it has licensed to Strakan Limited. A number of compounds are known to enhance the ability of pharmacologically active agents to penetrate the skin, but have the disadvantage of allowing rapid systemic dispersion away from the site of infection. There is a need for a method of enhancing the ability of such agents to penetrate the skin so that a lesser total dosage may be used, while at the same time retarding their ability to move from the skin to the systemic circulation. The Zinc patent is based on this principle and Strakan has an option to develop and market products under this patent.
Access
will receive royalties and also share in any sub-licensing milestone payments. Strakan has initiated a product development program in the acne field as the first of several planned programs.

Patents

Access believes that the value of technology both to Access and to potential corporate partners is established and enhanced by its broad intellectual property positions. Consequently, Access already has issued and seeks to obtain additional U.S. and foreign patent protection for products under development and for new discoveries. Patent applications are filed with the U.S. Patent and Trademark Office and, when appropriate, with the Paris Convention's Patent Cooperation Treaty (PCT) Countries (most major countries in Western Europe and the Far East) for its inventions and prospective products.

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

These patents and applications broadly cover the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selections, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

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

The intellectual property around which API was founded was originally licensed by way of a License Agreement from the inventor and principal shareholder Dr. David Ranney. A Patent Purchase Agreement dated April 5,
1994, (the "Patent Purchase Agreement") terminated the License Agreement and provided for assignment of the rights to the original patents to Access. The terms of the Patent Purchase Agreement were amended effective January 23, 1996 reducing the minimum royalty payments due to Dr. David Ranney.
Additional patents covering the technology were purchased from the University of Texas system on October 31, 1990 and applied for directly by Access. The technology was developed by Dr. David Ranney during his tenure at the University of Texas Southwestern Medical School which retains a royalty free non-exclusive right to use the patent rights for its own research, teaching and other educationally-related purposes.

Dr. David Ranney has signed an Assignment of Intellectual Property
Agreement whereby all rights, title and interest in and to all subsequent inventions and confidential information will become the sole and exclusive property of Access at the earlier of the date of conception or development, while he remains an employee of Access and for a period of two years after he ceases employment for inventions relating to the Access technology. Since May 31, 1996, Dr. Ranney is no longer an employee of Access.

Under the terms of the Patent Purchase Agreement as amended, Dr. David
Ranney has retained certain rights and interests in the intellectual property, including a non-exclusive right to use the inventions and technology covered by or relating to the patents for his own research, teaching or other academic related purposes, and after he is no longer a full-time employee of Access for research and development of uses or implementations of the inventions and technology improvements. Access maintains the first right to negotiate the acquisition of any new inventions or technology improvements developed by Dr. David Ranney relating to the technology. Beginning in 1994, Access has agreed to pay Dr. David Ranney a royalty of three quarters of one percent (0.75%) of Access' gross revenues derived from products covered by the patents and to pay certain minimum payments.

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

Access also has or has the license to certain dermatological patents. A Zinc patent for penetration and retention in the skin has been licensed to Strakan Limited.

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

The principal current competitors to Access' technology fall into two categories: monoclonal antibodies and liposomes. Access believes its technology represents a significant advance over these older technologies because its technology provides the only system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to deeply penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to older technologies.

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

Employees

As of March 3, 1997 Access has 15 full time employees, six of whom have advanced scientific degrees. Access believes that it maintains good relations with its personnel. In addition, to complement its internal expertise, Access contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including toxicology, sterility testing and preclinical testing to complement its internal expertise.

Operations Prior to January 1996

Access operated as Chemex prior to the merger, on January 25, 1996. On September 14, 1995, at a Special Meeting of Stockholders, the Chemex Stockholders approved the sale of its rights to Amlexanox, a drug for canker sores, to Block Drug Company ("Block"), retaining the right to receive royalties from future sales of Amlexanox.

As a consideration for the sale of the Company's share of Amlexanox, Block
(a) made a nonrefundable upfront royalty payment of $2.5 million; (b) is obligated to pay Access $1.5 million as a prepaid royalty at the end of the calendar month during which Block together with any sublicensee has achieved cumulative worldwide sales of Amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay royalties to Access for all sales in excess of cumulative worldwide sales of Amlexanox oral products of $45 million, as defined.

The Company announced on December 19, 1996 that Block has received approval from the U.S. Food and Drug Administration for Amlexanox. There have been no sales of Amlexanox to date. Amlexanox will be marketed under the name ApthasolTM.

In June 1990, the Company sold its then lead drug, ActinexTM, a drug developed by the Company for the treatment of actinic keratoses
(pre-malignant lesions to the skin) to Block for a total of $8 million in milestone payments plus future royalties which to date have not been significant.

Risk Factors

Certain of the statements contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties including but not limited to the risk factors set forth below:

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

     Absence of Operating Revenue Royalties received by Access for sales of ActinexTM and AmlexanoxTM have not been significant to date. There can be no assurance of revenue or profits in the future. Access currently has no products approved for sale and there can be no assurance as to the expenditures of time and resources that may be required to complete the development of potential Access products and obtain approval for sale or if such completion and approval can be realized.

    History of Losses; Probability of substantial additional future losses Access has sustained net operating losses since its inception. Since the development and commercialization of current and new products will require substantial expenditures for the foreseeable future, Access expects to incur further losses. If Access' losses continue, its ability to continue its operations will depend upon its ability to secure additional funds. Access' revenue trend and future additional cash needs may display significant variations due to the introduction of new research and development agreements and licensing arrangements, the completion or termination of those agreements and arrangements, the timing and amounts of milestone payments, and the timing of regulatory approvals and market introduction of products.

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

      No Marketing, Sales, Clinical Testing or Regulatory Compliance Activities In view of the development stage of the Company and its research and development programs, the Company has restricted hiring to research scientists and a small administrative staff and has made no investment in marketing, product sales or regulatory compliance resources. If the Company successfully develops any commercially marketable pharmaceutical products, it may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or it may choose to pursue the commercialization of such products on its own. There can be no assurance, however, that the Company will be able to enter into such marketing arrangements on acceptable terms, if at all. Further, the Company will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if it develops pharmaceutical products with commercial potential that it determines to commercialize itself. There can be no assurance, however, that it will be able to acquire such resources or personnel.

      Protection of Proprietary Technology Access' ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although Access has been awarded eight patents involving glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial-binding and targeting carriers in combination with drugs and diagnostic agents patents will not be declared invalid or circumvented, or that pending patents will be issued. In addition, there may be other patents issued covering technologies and products which may be required by Access to manufacture, use or sell any potential products. There can be no assurance that Access could obtain a license under any such patent on commercially acceptable terms or at all. To protect their rights in these areas, Access generally requires its respective employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for Access' trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. Litigation may be necessary to protect trade secrets or know-how currently owned by Access to determine the scope and validity of the proprietary rights of others and could result in substantial cost and diversion of effort by Access.

       Regulation by Government Agencies The pharmaceutical industry is subject to regulation by the U.S. Food and Drug Administration ("FDA") and comparable agencies in foreign countries prior to commercial marketing. The process of obtaining approvals from such agencies for any potential products of Access can be costly, complicated and time consuming and there can be no assurance that such approvals will be granted on a timely basis, if ever. The regulatory process may delay the marketing of any new products for lengthy periods, impose substantial additional costs and furnish an advantage to competitors who have greater financial resources. In addition, the extent of potentially adverse governmental regulations which might arise from future legislative, administrative or judicial action cannot be determined. Access cannot predict at this time what effect FDA actions may have on the approval process to which Access' potential products may be subject.

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

     Dependence Upon Skilled Personnel The business of Access depends heavily upon the active participation of a number of key management and technical personnel. The loss of the services of one or more such employees could have a material adverse effect on the operation of Access' business, financial condition and results of operations. In addition, both the long and short term success of Access depend in large part upon its continued ability to attract and retain skilled scientific, and managerial employees, which may prove difficult because the market for the services of such individuals is highly competitive.

     Possible Volatility of Stock Price Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to Access and outside its control also could affect the market price of the Common Stock.

     Limited Market for Common Stock Trading in Access' securities is presently conducted in the over-the-counter market in what are more commonly referred to as the "pink sheets." As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, the Company's securities are subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally with assets of $1,000,000, or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the securities of the Company and may effect the ability of purchasers to sell their securities in the secondary market.

     Effect of One-For-Four Reverse Stock Split Proposal The proposal expected to be put before the shareholders to approve a one-for-four reverse stock split is subject to shareholder approval. If the proposal is approved and the reverse stock split is implemented, there can be no assurances the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on any exchange or the NASDAQ SmallCap Market.

     Effect of Certain Charter and By-Law Provisions; Possible Issuance of Preferred Stock Access' Certificate of Incorporation and Bylaws contain provisions that may discourage acquisition bids for Access. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of Access Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine (including, for example, rights to convert into Common Stock). The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Access Preferred Stock that may be issued in the future. The issuance of Access Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting Common Stock of Access.

     Market Impact of Future Sales of Common Stock Sales of substantial amounts of shares of Access Common Stock in the public market could adversely affect the market price of the Common Stock. As of the date of this Form 10-K, all shares of Common Stock are unrestricted and freely tradable. There also are outstanding options, warrants and rights to purchase up to approximately 3.8 million shares of the Common Stock. The sale of a substantial amount of these shares could have a material adverse effect on the future market price of Common Stock.

ITEM 2.     PROPERTIES

Access maintains one facility of administrative offices and laboratories in Dallas, Texas. Access has a lease agreement for the facility which has approximately 9,100 square feet, which terminates in November 2002, however the Company has an option for early termination. Adjacent space is available for expansion which the Company believes would accommodate growth for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Access is not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

None

                          PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

The Company's Common Stock, since February 1, 1996, trades on the NASD Over-the-Counter ("OTC") Bulletin Board and trades under the trading symbol AXCS. Prior to this date the common stock traded under the trading symbol CHMX. The Common Stock was traded on the National Association of
Securities Dealers, Inc. Automated Quotation System ("NASDAQ") SmallCap market under the trading symbol CHMX until April 27, 1995. Access' securities were delisted from the NASDAQ SmallCap Market on April 27, 1995 for failure to meet certain financial requirements. The following tables set forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the OTC and NASDAQ for the Company's past two fiscal years.

                                                 Common Stock
                                              ------------------
                                              High          Low
                                            --------      --------
Fiscal Year Ended December 31, 1996
-----------------------------------
First quarter                               $2-11/16       $  7/8
Second quarter                               2-9/16         1-5/8
Third quarter                                1-11/16          7/8
Fourth quarter                               1-5/16           3/4

Fiscal Year Ended December 31, 1995
-----------------------------------
First quarter                               $  3/4         $  7/16
Second quarter(1)                              1/2            7/16
Second quarter(2)                              9/16           1/16
Third quarter                                 19/32           9/32
Fourth quarter                               1-1/8            1/4

(1)    Through April 27, 1995 on NASDAQ SmallCap Market.
(2)    After April 27, 1995 on OTC Bulletin Board.

The Company has never declared or paid any cash dividends on its Preferred Stock or Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on Access' earnings, its capital requirements and financial condition and other relevant facts. The Company currently intends to retain all future earnings, if any, to finance the development and growth of the Company's business.

The number of record holders of Access Common Stock at March 18, 1997 was approximately 5,200 and the closing price on that date was $.6875. In June 1996 the stockholders authorized an increase from 40,000,000 to 60,000,000 shares of common stock. As of March 18, 1997, there were 31,391,324 shares of common stock outstanding.

In January 1996 the stockholders authorized an increase from five to ten million shares of preferred stock as part of the merger with API. To date, no preferred shares have been issued.

Recent Sales of Unregistered Securities

On March 4, 1996, the Company completed a private placement of Common
Stock to certain investors (the "Private Placement"). The Company issued 8,571,415 shares of Common Stock at $0.70 per share for the aggregate gross proceeds of $6.0 million. Such sales were pursuant to an exemption under
Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA
            (Thousands, Except for Net Loss Per Share)(1)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 1996, has been derived from the audited financial statements of Access and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and
Results of Operations" appearing elsewhere in this Form 10K.

                                                    For the
                                             Year Ended December 31,
                                   ------------------------------------------
                                    1996     1995     1994     1993     1992
                                   ------   ------   ------   ------   ------
Statement of Operations Data:
Total Revenues                    $   167  $   690  $ 1,039  $   322  $   589
Operating Loss                    (11,613)  (1,046)    (466)  (1,386)  (1,009)
Other Income                          196        5        9       34      106
Interest Expense                       45       58       19        -        -
Loss Before Income Taxes          (11,462)  (1,099)    (476)  (1,352)    (903)
Income taxes                            -        -        -       32      (44)
Net Loss                          (11,462)  (1,099)    (476)  (1,384)    (859)

Common Stock Data:
Net Loss Per Share                  $(.38)   $(.09)   $(.04)   $(.12)   $(.08)
Weighted Average Number of
Common Shares Outstanding          29,845   11,846   11,160   11,160    11,160

                                                   December 31,
                                    1996     1995     1994     1993     1992
                                   ------   ------   ------   ------   ------
Balance Sheet Data:
Total Assets                      $ 4,928  $   424  $ 1,261  $ 1,079  $ 2,444
Notes Payable                         110      100        -        -        -
Total Liabilities                     868      773      731       71       53
Stockholders' Equity (Deficit)      4,060     (349)     531    1,007    2,391

(1) - Reflects Company data for 1996 and API data for the years 1995, 1994, 1993 and 1992. Net Loss Per Share and Weighted Average Number of Common Shares Outstanding are adjusted by the conversion factor
      3.824251 used for the merger of API with the Company.

On January 25, 1996, the Company Shareholders, at a Special Meeting, approved the merger with Access Pharmaceuticals, Inc. ("API"), a Texas corporation. Under the terms of the agreement, API was merged into Chemex with Chemex as the surviving entity. Chemex also changed its name to Access Pharmaceuticals, Inc. and the operations of the consolidated company are now based in Dallas, Texas. Shareholders of both companies approved the merger.

As a result of the merger, and at time of the merger, the former API stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger is being accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition", the Company remains the continuing legal entity and registrant for Securities and Exchange reporting purposes.

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


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In connection with the merger ("Merger") of Access Pharmaceuticals, Inc., a Texas corporation ("API"), with and into Chemex Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, the name of Chemex was changed to Access Pharmaceuticals, Inc. ("Access" or the "Company").

As a result of the merger and immediately after the merger, the former API Stockholders owned approximately 60% of the issued and outstanding shares of the Company. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger was accounted for as a "reverse acquisition" for financial reporting purposes and API was deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

Subsequent to the Merger of API into Access, the Company has been managed by the former management of API and the focus of the Company has changed to a polymer based therapeutics company providing drug delivery by controlling site directed targeting, localized release and clearance of therapeutic drugs, imaging agents and radiopharmaceuticals.

In March 1996, the Company managed a private placement that raised gross proceeds of $6.0 million, net of issuance costs of $497,500, from the placement of 8.57 million shares of common stock.

On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close in the next 30 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones.
In addition to cash of $250,000 and $100,000 of common stock paid at closing, stock up to a maximum of $14,000,000 could be payable to Tacora's
Shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.

On July 22, 1996 Access licensed to Strakan Limited its Zinc patent for enhancing drug penetration and retention in the skin. The agreement provides for Access to share in milestone payments and receive a royalty on all marketed products. Strakan will be responsible for all product costs.

On December 4, 1996 the Company announced the signing of a licensing agreement with the School of Pharmacy, University of London (the "School") for polymer platinum compounds. The Company in conjunction with the School through research and development funding is developing a soluble, synthetic polymer conjugate formulation of cisplatin for the first line treatment of solid tumors in indications where cisplatin is currently approved.

Access operated as Chemex prior to the merger, January 25, 1996.  On
September 14, 1995, at a Special Meeting of Stockholders, the Company Stockholders approved the sale of its rights to Amlexanox, a drug for canker sores, to Block Drug Company ("Block"), retaining the right to receive royalties from future sales of Amlexanox.

As a consideration for the sale of the Company's share of Amlexanox, Block
(a) made a nonrefundable upfront royalty payment of $2.5 million; (b) is obligated to pay Access $1.5 million as a prepaid royalty at the end of the calendar month during which Block together with any sublicensee has achieved cumulative worldwide sales of Amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay royalties to Access for all sales in excess of cumulative worldwide sales of Amlexanox oral products of $45 million, as defined.

The Company announced on December 19, 1996 that Block has received approval from the U.S. Food and Drug Administration for Amlexanox. There have been no sales of Amlexanox to date. Amlexanox will be marketed under the name ApthasolTM.

                    Recent Developments

On February 6, 1997, the Company announced plans to request shareholder approval for a one for four reverse stock split. The Company believes that a reverse stock split will position Access more attractively with institutional investors and investment community members which generally have restrictions on investing in unlisted companies. In addition, if the proposal is approved by shareholders, the Company intends to submit an application for listing on the NASDAQ SmallCap Market if it meets all such qualifications. The Company believes that securing a NASDAQ listing along with the reverse split would improve Access' ability to finance the company's research activities under more favorable terms. There can be no assurances the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on any exchange or the NASDAQ SmallCap Market.

On February 5, 1997 the Company announced the signing of a letter of intent to enter into collaboration with The Dow Chemical Company ("Dow") for the development of products incorporating Dow's chelation technology and Access' bioresponsive polymer systems. The closing of the agreement is subject to negotiation of definitive documents and final approval by both parties. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

                   Liquidity and Capital Resources

The Company's principal source of liquidity as of December 31, 1996, is $4,428,000 of cash and cash equivalents. Working capital as of December 31, 1996 was $3,944,000, an increase of $4,459,000 as compared to the working capital as of December 31, 1995 of $(515,000). The increase in working capital was principally due to $6 million in proceeds from the private placement of
8.57 million shares of common stock in March 1996 and the addition of $1.59 million in working capital of Chemex resulting from the Merger between Chemex and API, offset by 1996 operating activities and consulting expenses of $480,000 associated with the completion of the private placement. The net cash infusion from the private placement will be used to continue the development and advancement of the Access technology which focuses on increasing the therapeutic benefit and improving the efficacy of oncology therapeutics and diagnostic agents by selectively targeting sites of disease and accelerating drug clearance. The shares issued in the private placement have been registered for resale, subject to certain restrictions. Such shares will become eligible for sale under Rule 144 (as revised) on April 29, 1997.

With the Company's current budget and it's anticipated option and licensing revenues, Management believes working capital will cover planned operations through the end of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development expenditures will be curtailed and working capital would cover operations only through approximately the end of 1998.

Currently royalty revenues are not expected during 1997. Research and development expenditures to advance products into human testing will remain high for several years and will require the Company to enter into collaborations with partners and/or to raise additional funds through equity financing. There can be no assurance that the Company will be successful in attaining a partner or future equity financing on acceptable terms to complete the testing of its products.

Results of Operations

Comparison of Years Ended December 31, 1996 and 1995

Revenues for 1996 were $167,000 as compared to $690,000 in 1995, a decrease of $523,000. The decrease in revenues for 1996 as compared to the comparable 1995 period was principally due to option payments recorded as income in the first quarter related to a third-party evaluation of certain of the Company's technology. The company performing the evaluation elected not to extend the option period beyond March 29, 1996. An additional $110,000 in option payments which had been recorded as unearned revenue was converted to a non-interest bearing loan due to the evaluating pharmaceutical company. Revenues for 1995 were comprised of sponsored research and development revenues.

Total research spending for 1996 was $1,405,000 as compared to $728,000 for the same period in 1995, an increase of $677,000. The increase in expenses was due to the following: increased salaries and related expenses- $353,000; increased external research expenditures- $133,000; increased equipment rental costs- $88,000; increased scientific consulting- $72,000; and other increases of $31,000. Research spending will increase in 1997 and the future as the Company has initiated the hiring of additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $1,938,000 in 1996, an increase of $1,297,000 as compared to the same period in 1995. The increase in spending was due to the following increases in: business consulting fees- $344,000; professional expenses due to the Merger and legal costs of being a public company- $301,000; salaries and related expenses- $184,000; general business consulting fees and expenses- $146,000; patent expenses- $142,000; director fees and director and officer insurance- $134,000; and other increases of $46,000.

Interest expense was $13,000 lower in 1996 versus 1995 due to the decrease of the outstanding balance of capital lease obligations.

Depreciation and amortization decreased to $123,000 in 1996 from $367,000 in 1995, a decrease of $244,000. The decrease is due to the write off of $246,000 capitalized patent and application costs in 1995.

Excess purchase price over the fair value of Chemex's net assets of $8,314,000 was recorded and written off in the first quarter of 1996 due to an immediate impairment of the excess purchase price.

Total expenses were $11,481,000, including $8,314,000 of excess purchase price written off, which resulted in a loss for the twelve months of $11,118,000, or $.37 per share.

Comparison of Years Ended December 31, 1995 and 1994

Revenues in 1995 were $690,000, as compared to $1,039,000 for the same period in 1994, a reduction of $349,000. The lower revenues in 1995 are due to a project cancellation by a pharmaceutical company in June 1995.

Research and development expenses for 1995 were $728,000 as compared to $764,000 for the same period in 1994, a decrease in spending of $36,000. The decrease is due mainly to: decreased salaries and related expenses-$93,000; and a decrease of other expenses of $4,000; offset by increased external research expenditures- $61,000.

General and administrative expenses were relatively constant from 1995 with expenses of $641,000 as compared to $626,000 in 1994. Patent expenses were $44,000 higher in 1995 as compared to 1994 while other expenses were $44,000 lower in 1995 as compared to 1994 due to a business development expense of $44,000 incurred in 1994.

Interest expense was $39,000 higher in 1995 versus 1994 due to additional capital lease obligations incurred late in 1994. A full year's interest expense was recognized in 1995 whereas only one quarter of a year of interest expense was recognized in 1994.

Depreciation and amortization increased to $367,000 in 1995 from $115,000 in 1994, an increase of $252,000. The increase was due to API changing its accounting for patent and patent application costs from capitalizing and amortizing initial patent and application costs (primarily legal and filing fees related to patents) to expensing these costs as incurred. As a result of the change, the Company wrote down capitalized patent and application costs by approximately $246,000 in the fourth quarter of 1995.

New Accounting Standard

SFAS No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that the adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

ITEM 8.     FINANCIAL AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report.

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             COMPANY

The information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1997 Annual Meeting of Stockholders to be held on June 20, 1997 and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

ITEM 11.     EXECUTIVE COMPENSATION

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

                          PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

a.  Financial Statements and Exhibits
                                                                         Page

1. Financial Statements. The following financial statements are submitted as part of this report:

      Independent Auditor's Report                                        F-1
      Independent Auditor's Report                                        F-2
      Balance Sheets at December 31, 1996 and 1995                        F-3
      Statements of Operations for the three years ended
        December 31, 1996 and the period from February 24, 1988
        (Inception) to December 31, 1996                                  F-4
      Statements of Stockholders' Equity (Deficit) for the period
         from February 24, 1988 (Inception) to December 31, 1996          F-5
      Statements of Cash Flows for the three years ended December 31,
         1996 and the period from February 24, 1988 (Inception) to
         December 31, 1996                                                F-6
      Notes to Financial Statements                                       F-7

2.         Financial Statement Schedule.

           No financial statment schedules are included because they are not required ot he information is included in the financial statments or notes thereto.

3.         Exhibits.

4.         Exhibit Number

   2.1    Amended and Restated Agreement of Merger and Plan of
          Reorganization between Access Pharmaceuticals, Inc and Chemex Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)
   3.0    Articles of incorporation and bylaws:
   3.1 Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of the Company's Form 8-B dated July 12, 1989, Commission File Number 9-9134)
   3.2 Bylaws (Incorporated by referenced to Exhibit 3(b) of the Company's Form 8-B dated July 12, 1989, Commission File Number 0-9314)
   3.3 Certificate of Amendment of Certificate of Incorporation filed August 21, 1992
   3.4 Certificate of Merger filed January 25, 1996. (Incorporated by reference to Exhibit E of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)
   3.5 Certificate of Amendment of Certificate of Incorporation filed January 25, 1996. (Incorporated by reference to Exhibit E of the Company's Registration Statement on Form S-4 dated December 21, 1995,
          Commission File No. 33-64031)
   3.6    Amended and Restated Bylaws (Incorporated by reference to Exhibit
          3.1 of the Company's Form 10-Q for the quarter ended June 30, 1996)
   3.7 Certificate of Amendment of Certificate of Incorporation filed July 18, 1996
  10.0    Material contracts:
* 10.1    Employee Stock Ownership Plan (Incorporated by the reference to
          Exhibit 10 of the Company's Form 10-K for the year ended December
          31, 1986, commission File Number 0-9314)

* 10.2    Employee Stock Ownership Trust (Incorporated by reference to
          Exhibit 10 of the Company's form 10-K for the year ended December
          31, 1986, commission File Number 0-9314)
* 10.3(a) Employment Agreement of Mr. Herbert H. McDade, Jr.
          (Incorporated by
          reference to Exhibit 10 of the Company's Form 10-K
          for the year ended December 31, 1988, Commission File Number
          0-9314)
* 10.3(b) First Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. Dated July 31, 1989 (Incorporated by reference to Exhibit 10.5(b) of the Company's Form S-1 dated November 7, 1989,
          Commission File Number 33-30685)
* 10.3(c) Second Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. dated December 13, 1989 (Incorporated by reference to
          Exhibit 10.3(a) of the Company's Form 10-K for the year ended
          December 31, 1990)
* 10.3(d) Third Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. dated July 11, 1990 (Incorporated by reference to Exhibit 10.3(a) of the Company's Form 10-K for the year ended December 31,
          1990)
* 10.3(e) Fourth Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. dated June 25, 1991 (Incorporated by reference to Exhibit 10 of the Company's Form 10-K for the year ended December 31,
          1991)
* 10.3(f) Fifth Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. Dated December 31, 1991 (Incorporated by reference to
          Exhibit 6 of the Company's Form 10-Q for the quarter ended June 30,
          1994)
* 10.3(g) Sixth Amendment to Employment Agreement of Mr. Herbert H.
          McDade, Jr. dated April 29, 1994 (Incorporated by reference to Exhibit 6 of the Company's Form 10-Q for the quarter ended June 30, 1994)
  10.4   Irrevocable Assignment of Proprietary Information with Dr. Charles
         G. Smith (Incorporated by reference to Exhibit 10.6 of the Access Form 10-K for the year ended December 31, 1991)
   10.5 Conversion Agreement with Sentinel Charitable Remainder Trust dated June 18, 1990 (Incorporated by reference to Exhibit 10 of the Company's Form 10-K for the year ended December 31, 1990)
* 10.6 1995 Stock Option Plan (Incorporated by reference to Exhibit F of the Company's Registration Statement on Form S-4 dated December 21,
         1995, Commission File No. 33-64031)
  10.7 Stockholder's Agreement dated October 1995 between Access Pharmaceuticals, Inc. and Dr. David F. Ranney (Incorporated by reference to Exhibit A of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031).
  10.8   Patent Purchase Agreement dated April 5, 1994 between David F.
         Ranney and Access Pharmaceuticals, Inc. (Incorporated by reference to
         Exhibit 10.16 of the Company's Form 10-K for the year ended
         December 31, 1995)
  10.9   First Amendment to Patent Purchase Agreement dated January 23,
         1996 between David F. Ranney and Access Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.17 of the Company's Form
         10-K for the year ended December 31, 1995)
  10.10  Lease Agreement between Pollock Realty Corporation and the
         Company dated July 25, 1996 (Incorporated by reference to Exhibit
         10.19 of the Company's Form 10-Q for the quarter ended September
         30, 1996)
  10.11 Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November
         19, 1996

  21.    Subsidiaries of the registrant
  23.0   Consent of Experts and Counsel
  23.1   Consent of KPMG Peat Marwick LLP
  23.2   Consent of Smith, Anglin & Co.
  27.1   Financial Data Schedule

  * Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 14(c) of the report

b.   Reports on Form 8-K.

     There were no reports on Form 8-K during the fourth quarter of 1996.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACCESS PHARMACEUTICALS, INC.



Date March 27, 1997                          By:  /s/ Kerry P. Gray
                                                  ----------------------
                                                  Kerry P. Gray
                                                  President and Chief Executive
                                                  Officer, Treasurer

Date March 27, 1997                          By: /s/ Stephen B. Thompson
                                                 -------------------------
                                                 Stephen B. Thompson
                                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date March 27, 1997                          By: /s/ Kerry P. Gray
                                                 --------------------------
                                                 Kerry P. Gray
                                                 President and Chief Executive
                                                 Officer, Treasurer, Director

Date March 27, 1997                          By: /s/ J. Michael Flinn
                                                ----------------------------
                                                 J. Michael Flinn, Director

Date March 27, 1997                          By:
                                                -----------------------------
                                                Elizabeth M. Greetham, Director

Date March 27, 1997                          By: /s/ Stephen B. Howell
                                                 -----------------------------
                                                 Stephen B. Howell, Director

Date March 27, 1997                          By: /s/ Max Link
                                                 ------------------------------
                                                 Max Link, Director

Date March 27, 1997                          By: /s/ Herbert H. McDade, Jr.
                                                 ------------------------------
                                              Herbert H. McDade, Jr., Director

                         Independent Auditors' Report


The Board of Directors and Stockholders
Access Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Access Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period February 24, 1988 (inception) to December 31, 1996 include amounts for the period from February 24, 1988 (inception) to December 31, 1988 and for each of the years in the six-year period ending December 31, 1994, which were audited by other auditors whose report has been furnished to us and is included herein, and our opinion, insofar as it relates to the amounts included for the period February 24, 1988 (inception) through December 31, 1994, is based solely on the report of the other auditors included herein.

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

In our opinion, based on our audits and report of the other auditors included herein, the 1996 and 1995 financial statements referred to above present fairly, in all material respects the financial position of Access Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                /s/ KPMG Peat Marwick, LLP
                               ---------------------------
                                   KPMG Peat Marwick LLP


Dallas, Texas
March 21, 1997

                        Independent Auditors' Report


The Board of Directors and Stockholders
of Access Pharmaceuticals, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Access Pharmaceuticals, Inc. (a development stage company) for the year then ended December 31, 1994 and the period February 24, 1988 (inception) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of Access Pharmaceuticals, Inc. for the year ended December 31, 1994 and the period February 24, 1988 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.


                                  /s/ Smith, Anglin & Co.
                                  ----------------------
                                      Smith, Anglin & Co.


Dallas, Texas
September 21, 1995

               ACCESS PHARMACEUTICALS, INC.
                a development stage company

                      BALANCE SHEETS

                                                       December 31,
                                                    1996         1995
                                                 ----------   ----------
Assets
   Current Assets
      Cash and cash equivalents                  $4,428,000   $   30,000
      Accounts receivable                             1,000        3,000
      Prepaid expenses and other current assets     190,000        4,000
                                                  ---------    ---------
         Total Current Assets                     4,619,000       37,000

   Property and Equipment, net (note 5)             300,000      385,000

   Other Assets                                       9,000        2,000
                                                  ---------    ---------
         Total Assets                            $4,928,000   $  424,000
                                                  =========    =========

Liabilities and Stockholders' Equity (Deficit)
   Current Liabilities
      Accounts payable and accrued expenses      $  449,000   $  169,000
      Accrued insurance premium                      74,000            -
      Unearned revenue (note 3)                           -      150,000
      Note payable (note 2)                               -      100,000
      Current portion of obligations under
        capital leases (note 6)                     152,000      134,000
                                                  ---------    ---------
         Total Current Liabilities                  675,000      553,000

   Obligations under capital leases, net of
     current portion (note 6)                        83,000      220,000
   Note payable (note 3)                            110,000            -
                                                  ---------    ---------
         Total Liabilities                          868,000      773,000

   Commitments and Contingencies (notes 6 & 10)

   Stockholders' Equity (Deficit) (note 7)
      Preferred stock, at December 31, 1996,
        $.01 par value, authorized 10,000,000
        shares, none issued or outstanding;
        at December 31, 1995, $.10 par value,
        authorized 1,000,000 shares, none
        issued or outstanding                              -           -
      Common stock, at December 31, 1996, $.04
        par value, authorized 60,000,000 shares,
        issued and outstanding 31,391,324 shares;
        at December 31, 1995, $.01 par value,
        authorized 10,000,000 shares, issued and
        outstanding 3,639,928 shares              1,256,000       36,000
      Additional paid-in capital                 18,111,000    3,460,000
      Deficit accumulated during the
        development stage                       (15,307,000)  (3,845,000)
                                                 ----------    ---------
         Total Stockholders' Equity (Deficit)     4,060,000     (349,000)

         Total Liabilities and
           Stockholders' Equity                 $ 4,928,000   $  424,000
                                               ===========   ==========

____________________________________________

See Accompanying Notes to Financial Statements

                        ACCESS PHARMACEUTICALS, INC.
                        a development stage company

                         STATEMENTS OF OPERATIONS

                                               Year Ended December 31,        February
24, 1988
                                      ----------------------------------------  (Inception) to
                                           1996         1995          1994         December
31, 1996
                                      ------------  ------------  ------------  ------------
Revenues (note 3)
  Research and development            $          -  $    690,000  $    439,000  $
2,711,000
  Option income                            167,000             -       600,000
2,039,000
                                      ------------  ------------  ------------  ------------
    Total Revenues                         167,000       690,000     1,039,000
4,750,000
                                      ------------  ------------  ------------  ------------

Expenses
  Research and development               1,405,000       728,000       764,000
6,176,000
  General and administrative             1,938,000       641,000       626,000
5,079,000
  Depreciation and amortization            123,000       367,000       115,000
894,000
Write-off of excess purchase price       8,314,000             -             -
8,314,000
                                      ------------  ------------  ------------  ------------
    Total Expenses                      11,780,000     1,736,000     1,505,000
20,463,000
                                      ------------  ------------  ------------  ------------

Loss From Operations                   (11,613,000)   (1,046,000)     (466,000)
(15,713,000)
                                      ------------  ------------  ------------  ------------

Other Income (Expense)
  Interest and miscellaneous income        196,000         5,000         9,000
655,000
  Interest expense                         (45,000)      (58,000)      (19,000)
(122,000)
                                      ------------  ------------  ------------  ------------
                                           151,000       (53,000)      (10,000)      533,000

Loss Before Income Taxes               (11,462,000)   (1,099,000)     (476,000)
(15,180,000)
Provision for Income Taxes                       -             -             -
127,000
                                      ------------  ------------  ------------  ------------
Net Loss                              $(11,462,000) $ (1,099,000) $   (476,000)
$(15,307,000)
                                      ============  ============
============  ============

Loss Per Share                              $(0.38)       $(0.09)       $(0.04)
                                      ============  ============
============
Weighted Average Common Shares
  Outstanding                           29,845,560    11,846,329     11,160,419
                                      ============  ============
============

___________________________________________________________________

See Accompanying Notes to Financial Statements

                          ACCESS PHARMACEUTICALS, INC.
                          a development stage company

                   Statements Of Stockholders' Equity (Deficit)

                                         Common Stock      Additional Deficit
Accumulated
                                       ----------------------    Paid-in    During the
                                        Shares      Amount       Capital   Development
Stage
                                       ----------  ----------  ----------  ----------
Balance, February 24, 1988                      -  $        -  $        -  $        -
Common stock issued, $0.33 per share      294,000       3,000      94,000
   -
Common stock issued, $0.08 per share      153,000       3,000       9,000
   -
Net loss for the period February 24,
  1988 to December 31, 1988                     -            -           -      (30,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1988                447,000        6,000     103,000
(30,000)
Common stock issued, $0.33 per share       87,000            -      29,000
   -
Common stock issued, $1.65 per share       75,000            -     124,000
   -
Common stock issued, $0.01 per share    1,950,000       20,000     (11,000)
   -
Net loss for the year                           -            -           -      (191,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1989              2,559,000       26,000     245,000
(221,000)
Common stock issued, $3.00 per share       73,000            -     218,000
   -
Common stock issued, $7.82 per share      284,000        3,000   2,222,000
   -
Net loss for the year                           -            -           -     (219,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1990              2,916,000       29,000   2,685,000
(440,000)
Common stock issued $3.00 per share         2,000            -       6,000
  -
Contribution of equipment by
   shareholder                                  -            -     468,000            -
Net income for the year                         -            -           -      413,000
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1991              2,918,000       29,000   3,159,000
(27,000)

Contribution of equipment by
   shareholder                                  -            -      89,000           -
Net loss for the year                           -            -           -    (859,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1992              2,918,000       29,000   3,248,000
(886,000)
Net loss for the year                           -            -           -   (1,384,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1993              2,918,000       29,000   3,248,000
(2,270,000)
Net loss for the year                           -            -           -     (476,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1994              2,918,000       29,000   3,248,000
(2,746,000)
Common stock issued $2.00 per share        25,000            -      50,000
  -
Exercise of stock options between
   $0.25 and $1.25 per share              623,000        6,000     163,000
-
Common Stock grants                        74,000        1,000      (1,000)
 -
Net loss for the year                           -            -           -  (1,099,000)
                                       ----------  -----------  ----------  -----------

Balance, December 31, 1995              3,640,000       36,000   3,460,000
(3,845,000)
Merger                                 19,018,000      871,000   9,130,000            -
Common stock issued $.70 share          8,571,000      343,000   5,160,000
     -
Exercise of stock options/SARs
  between $0.00 and $0.88 per share       162,000        6,000      17,000
    -
Warrants issued at $1.00 per share for
  consulting services                           -            -     344,000            -
Net loss for the year                           -            -           -  (11,462,000)
                                       ----------  -----------  ----------  -----------
Balance, December 31, 1996             31,391,000  $ 1,256,000 $18,111,000
$(15,307,000)
                                       ==========  ==========
==========  ==========

-----------------------------------------------
See Accompanying Notes to Financial Statements

                         ACCESS PHARMACEUTICALS, INC.
                         a development stage company

                         STATEMENTS OF CASH FLOWS

                                                                     February 24, 1988
                                             Year Ended December 31,    (Inception) to
                                          1996        1995        1994     December 31,
1996
                                       ----------   ----------   ----------   ----------
Cash Flows From Operating Activities:
Net Loss                             $(11,462,000) $(1,099,000) $  (476,000)
$(15,307,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Write off of excess purchase price      8,314,000            -            -
8,314,000
Consulting expense related to
warrants granted                          344,000            -            -       344,000
Depreciation and amortization             123,000      367,000      115,000
894,000
Change in assets and liabilities:
  Accounts receivable                       2,000       (3,000)           -        (1,000)
  Prepaid expenses and other
    current assets                       (186,000)      16,000      (20,000)
(191,000)
  Other assets                             (7,000)       1,000            -        (7,000)
  Accounts payable and
    accrued expenses                      354,000       43,000        7,000
476,000
  Unearned revenue                       (150,000)     (30,000)     180,000
   -
                                       ----------   ----------   ----------   ----------
Net Cash Used In Operating Activities  (2,668,000)    (705,000)    (194,000)
(5,478,000)
                                       ----------   ----------   ----------   ----------

Cash Flows From Investing Activities:
  Capital expenditures                    (38,000)           -     (112,000)
(1,148,000)
                                       ----------   ----------   ----------   ----------
Net Cash Used In Investing Activities     (38,000)           -     (112,000)
(1,148,000)
                                       ----------   ----------   ----------   ----------

Cash Flows From Financing Activities:
  Proceeds from notes payable             118,000      100,000      502,000
721,000
  Payments of principal on obligations
     under capital leases                (127,000)    (117,000)     (30,000)
(276,000)
Proceeds from merger with Chemex
  Pharmaceuticals representing
  cash acquired                         1,587,000            -            -    1,587,000
Proceeds from stock issuances           5,526,000      219,000            -
9,022,000
                                       ----------   ----------   ----------   ----------
Net Cash Provided by Financing
  Activities                            7,104,000      202,000      472,000   11,054,000
                                       ----------   ----------   ----------   ----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                  4,398,000     (503,000)     166,000
4,428,000

Cash and Cash Equivalents At
  Beginning of Period                      30,000      533,000      367,000
 -
                                       ----------   ----------   ----------   ----------

Cash and Cash Equivalents at
End of Period                          $4,428,000   $   30,000   $  533,000
$4,428,000
                                       ==========   ==========
==========   ==========

                                       ----------   ----------   ----------   ----------
Cash Paid for Interest                 $   45,000   $   58,000   $   19,000   $
121,000
Cash Paid for Income Taxes             $        -   $        -   $        -   $  127,000
Supplemental disclosure of
   noncash transaction
  Payable accrued for fixed
   asset purchase                      $        -   $   47,000   $        -   $    47,000
  Eliminations of note payable
   to Chemex Pharmaceuticals
   due to merger                       $  100,000    $       -   $        -    $  100,000

___________________________________________________________________

See Accompanying Notes to Financial Statements

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements
                     December 31, 1996, 1995 and 1994


 (1)  Summary of Significant Accounting Policies:

      (a)  Business

           Access Pharmaceuticals, Inc. ("Access" or the "Company") is a polymer based therapeutics company providing a new dimension in drug delivery through the rational design of polymer/drug complexes to control site directed targeting, localized release and clearance of therapeutic drugs, imaging agents and radiopharmaceuticals. The Company operates in a single industry segment.

           Access, formerly known as Chemex Pharmaceuticals, Inc. ("Chemex"), merged with Access Pharmaceuticals, Inc., a Texas corporation ("API") on January 25, 1996. Shareholders of both companies approved the merger. Under the terms of the merger agreement, API was merged into Chemex with Chemex as the surviving legal entity. Chemex acquired all of the outstanding shares of API in exchange for 13,919,979 shares of registered common stock of Chemex, a conversion factor of 3.824251 Chemex shares for each API share. The fair value of Chemex was $10.0 million. The excess of purchase price over the net assets acquired of $8,313,516 was recorded and written off during the first quarter of 1996 due to an immediate impairment of the excess purchase price. Chemex also changed its name to Access Pharmaceuticals, Inc. and the operations of the merged company are now based in Dallas, Texas.

           As a result of the merger and immediately after the merger, the former API Stockholders owned approximately 60% of the issued and outstanding shares of Chemex. Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger was accounted for as a "reverse acquisition" for financial reporting purposes and API was deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition," Chemex remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

           In March 1996 the Company concluded a $6.0 million private placement of 8.571 million shares of common stock.

           The Company's products will require clinical trials, U.S. Food and Drug Administration ("FDA") approval, or approval of similar authorities internationally and acceptance in the marketplace prior to commercialization. Although the Company believes its patents and patent applications are valid, the invalidation of its major patents would have a material adverse effect upon its business. The Company competes with specialized biotechnology companies and major pharmaceutical companies. Many of these competitors have substantially greater resources than does the Company.

           The Company is in the development stage and its efforts have been principally devoted to research and development and has incurred significant losses since inception on February 24, 1988.

      (b)  Cash and Cash Equivalents

           The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows.

      (c)  Property and Equipment

           Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years. Assets acquired pursuant to capital lease arrangements are amortized over the shorter of the estimated useful lives or the lease terms.

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

     (d)   Patents and Applications

           In the fourth quarter of 1995, the Company changed from deferring and amortizing patent and application costs to recording them as expenses as incurred because, even though the Company believes the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Accordingly, the new accounting method has been adopted in recognition of a possible change in estimated future benefits.
           Since the effect of this change in accounting principle is inseparable from the effect of the change in accounting estimate, such change has been accounted for as a change in estimate in accordance with Opinion No. 20 of the Accounting Principles Board. Future patent and application costs are expected to be expensed since the benefits to be derived therefrom are likely to be uncertain. As a result of the change, the Company wrote down capitalized patent and application costs by approximately $246,000 which amounts were included in depreciation and amortization expense in the accompanying Statement of Operations for 1995.

      (e)  Revenue Recognition

           Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts. Advance payments received are recorded as unearned revenue until the related research activities are performed. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

      (f)  Research and Development Expenses

           Research and development expenses are expensed as incurred.

      (g)  Income Taxes

           Tax credits related to research and development and to investments in equipment and improvements are reported as a reduction of income tax expense in the year realized. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (h)  Net Loss Per Share

           Net loss per common share is calculated based upon the weighted average number of common shares and common equivalent shares outstanding during the years ended December 31, 1996, 1995 and 1994 of 29,845,560, 11,846,329 and 11,160,419, respectively. In 1996,
           1995 and 1994 any common equivalent shares were either not material or anti-dilutive. Fiscal years 1995 and 1994 Weighted Average Common Shares Outstanding have been adjusted by the 3.824251 conversion factor used for the merger.

      (i)  Use of Estimates

           Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (j)  Accounting Pronouncements

           Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; SFAS No. 121, effective for fiscal

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

           years beginning after
           December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted this Statement on January 1, 1996, and the adoption of SFAS No. 121 did not have material impact on the financial condition of the Company.

           Stock Option Plan; SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995 established financial, accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected to account for employee stock compensation plans under APB 25 and accordingly, only selected the disclosure requirements of SFAS No. 123. (See Note 7).

           Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; SFAS No 125, effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that the adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

      (k)  Reclassifications

          Certain reclassifications have been made to prior year financial statements to conform with the December 31, 1996 presentation.

 (2)     Related Party Transactions:

         Under consulting agreements between Thoma Corporation ("Thoma") and the Company, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., the Chairman of the Board of Directors of the Company is an owner of Thoma Corp. During 1996, 1995 and 1994 Thoma received payments for consulting services of $60,000, $0, and $2,000 respectively. Thoma was also reimbursed for consulting expenses of $18,000, $3,000, and $3,000 respectively, in 1996, 1995 and 1994.

         On October 4, 1995, Chemex made a loan to API of $100,000 which was evidenced by a 7% promissory note. In addition, Chemex sold the remainder of its fixed assets to API at book value in the fourth quarter of 1995. A payable to Chemex for approximately $47,000 was recorded at December 31, 1995 for these fixed assets. The loan and payable were both eliminated on January 25, 1996, the date of the merger.

         See Note 10 "Commitments", for transactions regarding David F. Ranney, a major shareholder of the Company.

 (3)     Research and Development Agreements:

         A technology evaluation option agreement with a pharmaceutical company accounted for option proceeds of $150,000 and $125,000 in 1996 and 1995, respectively. Unearned revenue in the amount of $150,000 was reflected at December 31, 1995 pending completion of the earnings process under the terms of the agreement. This agreement was terminated March 29, 1996 at which point 40% of the $275,000
        ($150,000 in 1996 and $125,000 in 1995) in proceeds received, or $110,000 which was recorded as unearned income, converted to a loan due the pharmaceutical company. The note does not bear interest or have a stated due date until certain events occur. Upon the occurrence of such events, the note

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

        bears interest at prime and is due within three years of the date of such occurrence. The remaining 60%, or $165,000, was recognized as option income revenue in 1996 in accordance with the agreement.

        On April 26, 1994, the Company entered into agreements, as amended, with Corange International Ltd. (Corange) to develop drugs based on the Company's endothelial binding technology for use in the oncology area. Under the agreements, the Company granted Corange an option for a period up to two years, as defined, to exclusively license worldwide, any oncology agent developed pursuant to the terms of the common research agreement. In 1994, Corange made initial option payments of $600,000 which amounts were recognized as revenue in 1994. Corange also made $619,000 in payments for sponsored research and development of which $439,000 were revenues recognized in 1994 and $180,000 were advance payments recorded as unearned revenue at December 31, 1994.

        In 1995, Corange made $495,000 in payments to the Company for sponsored research and development which amounts were recognized as revenue in 1995. In addition, $180,000 of unearned revenue at December 31, 1994 was recognized as revenue in 1995 pursuant to the Corange agreements. The Corange agreements were terminated by Corange on June 30, 1995.

 (4)    Fair Value of Financial Instruments

        SFAS 107 requires disclosures of the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of instruments held by the
        Company:

           Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

           Note payable - The fair value has not been calculated due to the uncertainty regarding the timing and amounts of future cash payments.

 (5)    Property and Equipment:

        Property and equipment, of which a majority is held under capital leases, consists of the following:

                                                         December 31,
                                                      1996         1995
                                                   ----------   ----------
       Laboratory equipment                        $  448,000   $  442,000
       Laboratory and building improvements            23,000       14,000
       Furniture and equipment                        114,000      102,000
                                                   ----------   ----------
                                                      585,000      558,000
       Less accumulated depreciation and
          amortization                                285,000      173,000
                                                   ----------   ----------
       Net property and equipment                  $  300,000   $  385,000
                                                   ==========
==========

       Depreciation and amortization on property and equipment was $123,000, $115,000, and $110,000 for the years ended December 31,1996, 1995 and 1994, respectively.

 (6)   Obligations Under Capital and Operating Leases:

       At December 31, 1996, future minimum lease payments under capital lease obligations and commitments under noncancelable operating leases were as follows:

                                                Capital leases  Operating leases
                                                   ----------   ----------
           1997                                    $  178,000   $   74,000
           1998                                        85,000       77,000
           1999                                             -       81,000

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements


           2000                                             -       85,000
           2001                                             -       90,000
                                                   ----------   ----------
           Total future minimum lease payments        263,000    $ 407,000
           Less amount representing interest           28,000   ==========
                                                   ----------
           Present value of minimum capital
              lease payments                          235,000
           Less current portion                       152,000
                                                   ----------
           Obligations under capital leases,
              excluding current portion            $   83,000
                                                   ==========

       The Company leases certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $69,000, $59,000 and $50,000,
       respectively.

       In September 1994, pursuant to a sales leaseback transaction, the Company sold substantially all of its property and equipment for $426,000, which amount equaled the net book value of the property and equipment sold. The lease agreement is classified as a capital lease with an initial minimum obligation of $426,000, payable in 42 monthly installments plus interest. The agreement allows for the purchase of the equipment at the end of the lease term for $43,000. The Company also issued a warrant to the lessor for the purchase of 135,899 shares of the Company's common stock at an exercise price of $0.52 per share, subject to adjustment, as part of the transaction (see Note 7).

 (7)   Stockholders' Equity (Deficit):

  (a)  Preferred Stock

       The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock, none of which was issued or outstanding at December
       31, 1996. On January 25, 1996, the shareholders approved the change from 5,000,000 to 10,000,000 shares in the authorized number of shares. At December 31, 1995, API was authorized to issue 1,000,000 shares of $.10 par value preferred stock, none of which was issued or outstanding.

  (b)  Common Stock

       In 1990, the Company issued a two-for-one stock split for common stock thereby increasing the Company's issued and outstanding stock. The accompanying Statement of Stockholder's Equity (Deficit) has been retroactively restated to reflect the stock split. No dividends have been paid or declared by the Company.

  (c)  Warrants

       The Company has issued 500,000 Units, to the Sentinel
       Charitable Remainder Trust (the "Trust") consisting in the aggregate of 500,000 shares of Common Stock and warrants exercisable in the aggregate for 700,000 shares of Common Stock. The authorization of the Units was made in connection with a Conversion Agreement, dated June 18, 1990, as amended, by and between the Company and the Trust (the "Conversion Agreement"). Pursuant to the terms of the Conversion Agreement, each Unit has an exercise price of $2.50 and the rights to subscribe for the Units until January 1, 1999.

       Each warrant issuable in connection with the Units described above is exercisable for one share of Common Stock (subject to adjustment as provided in the warrant), with 500,000 of the warrants exercisable at $6.25 and the 200,000 warrants exercisable at $2.50, all upon terms and conditions set forth in the Conversion Agreement. The warrants expire on January 1, 2000.

       Under the terms of the 1994 lease agreement (described in Note 6), the leasing company received a warrant to purchase 135,899 shares of common stock. The warrant remains exercisable for seven years from the date of issuance and will expire on September 19, 2001. The warrant is exercisable at $.52 per share. The warrant may

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

       be adjusted under some conditions, as defined, for dividends, changes in stock price, reorganization, consolidation or merger and extraordinary events.

       On October 5, 1995 API entered into an agreement with a shareholder to purchase 47,803 Units of API equity. Each Unit consisted of one share of stock and one warrant. The exercise price for the warrants is $0.52 for two warrants, which entitles the holder to one share of common stock. The warrants are exercisable until October 5, 1999.

       Under the terms of the merger on January 25, 1996, a maximum of 750,000 warrants could have been issued to the former holders of record of API Common Stock upon the occurrence of certain conditions within twelve months of the merger. These warrants would have been exercisable at $0.75 per share with a 5 year expiration from the date of issue. These conditions did not occur by January 25, 1997, therefore these warrants were not issued and have expired.

       During 1996, under terms of a consulting agreement, a shareholder received warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share any time from March 5, 1997 until March 4, 2000, for compensation for consulting services. The fair value of the warrants was $0.77 on the date of the grant using the Black-Scholes pricing model with the following assumptions:
       1996-expected dividend yield 0.0%, risk-free interest rate 6.1%, expected volatility 100% and an expected life of 3 years. The portion of the total fair value of the warrants relating to the consulting services ($344,000) has been recorded as general and administrative expense and an increase to additional paid-in capital in the accompanying financial statements.

 (8)   Stock Option Plans and Employee Stock Ownership Plan

       The Company adopted a new stock option plan (the "1995 Stock Awards Plan") on January 25, 1996 and reserved 2,000,000 shares of the
       Company's authorized but unissued common stock for issuance to optionees including officers, employees, and other individuals performing services for the Company. The 1995 Stock Awards Plan replaced the previously approved stock options plan (the "1987 Stock Awards Plan")
       and API's stock option plan ("API Stock Option Plan"). Options granted under the plans are generally exercisable over a ten-year period from the date of grant, however, as a result of certain events occurring in 1995, all granted options in the 1987 Stock Awards Plan became vested and exercisable and all options in the API Stock Option Plan were
       exercised or forfeited.   No further grants have been or can be made
       under the 1987 Stock Awards Plan and the API Stock Option Plan has been canceled. New stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant. During 1995 there were no shares granted under the 1987 Stock Awards Plan and there were no shares exercisable at December 31, 1995 under the API
       Stock Option Plan.

       At December 31, 1996 there were 1,370,002 additional shares available for grant under the 1995 Stock Awards Plan. The per share weighted-average fair value of stock options granted during 1996 was $0.92 on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions: 1996- expected dividend yield 0.0%, risk-free interest rate 6.0%, expected volatility 100% and an expected life of 4 years. The per share weighted-average fair value of stock options granted during 1995 was $0.04 on the date of grant using the minimum value method with the following weighted-average assumptions: 1995-expected dividend yield 0.0%, and an expected life of 4 years. The minimum value method was used for options issued in 1995 as these option were for API, a nonpublic entity when such options were granted.

       The Company applies APB Opinion No. 25 in accounting for its 1995 Stock Awards Plan. Accordingly, no compensation expense has been recognized in the accompanying Statements of Operations for stock awards expense. At the date of grant for stock awards granted by the Company the market price of the underlying stock did not exceed the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements


                                                Years Ended December 31,
                                                  1996           1995
                                              ------------   ------------
         Net Loss
            As reported                       $ (11,462,000)  $ (1,099,000)
            Pro forma                           (11,563,000)    (1,101,000)
         Loss per share
            As reported                             $ (0.38)       $ (0.09)
            Pro forma                               $ (0.39)       $ (0.09)

       Pro forma net loss and loss per share amounts reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts and loss per share presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

  (a)  1995 Stock Awards Plan
       Summarized information for the 1995 Stock Awards Plan is as follows:

                           1995 Stock Awards Plan
                           ----------------------
                                                     Stock     Weighted-Average
                                                    Options     Exercise Price
                                                  ------------   ------------
       Outstanding options at December 31, 1995              0   $          0
       Granted                                         665,998           1.32
       Forfeited                                       (36,000)         (1.44)
       Exercised                                             0              0
                                                  ------------   ------------
       Outstanding options at December 31, 1996        629,998           1.31

       At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.15 - $1.81 and 9 years, respectively.

       At December 31, 1996, the number of options exercisable was 94,998 and the weighted-average exercise price of those options was $1.31.

  (b) 1987 Stock Awards Plan

       Chemex adopted the 1987 Stock Awards Plan in 1987. All issued options and stock appreciation rights ("SAR's") became vested and exercisable due to the merger on January 25, 1996. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

                                          1987 Stock Awards Plan
                                        -------------------------
                                                              1987 Non-    Weighted-
                                       Incentive               Employee    Average
                                       Stock                   Director    Exercise
                                       Options      SARs       Plan        Price

                                     ----------  ----------  ----------  ----------
    Outstanding awards, from Chemex
        at December 31, 1995            976,097     338,665     279,117      $ 1.99
    Granted                                   0           0           0           0
    Forfeited                          (151,375)          0    (100,900)       2.57
    Exercised                           (27,428)   (134,714)          0         .15
                                     ----------  ----------  ----------  ----------
    Outstanding awards at
       December 31, 1996                797,294     203,951     178,217      $ 2.04
                                     ==========  ==========
==========  ==========

       At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding awards was $0.00 - $9.00 and 6 years respectively.

       At December 31, 1996, the number of awards exercisable was 1,179,462 and the weighted-average exercise price of those awards was $2.04.

  (c)  Warrants

       Summarized information for warrants issued in 1996 for services other than employee services is as follows (see also Note 7):

                                                     Weighted-Average
                                      1996 Warrants   Exercise Price
                                       ------------   ------------
       Outstanding warrants at
          December 31, 1995                       0   $          0
       Granted                              600,000           1.00
       Forfeited                                  0              0
       Exercised                                  0              0
                                       ------------   ------------
       Outstanding warrants at
          December 31, 1996                 600,000   $       1.00
                                       ============   ============

       At December 31, 1996, the exercise price and weighted average remaining contractual life of outstanding warrants was $1.00 and 3 years respectively.

       At December 31, 1996, the number of warrants exercisable was 0 and the weighted-average exercise price of those warrants was $1.00.

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

 (9)  Income Taxes:

       The Company follows Statement of Financial Accounting Standards
       Number 109 - Accounting for Income Taxes ("FASB 109"). No provision for federal income taxes has been made in fiscal years 1996, 1995 and 1994 due to the operating losses incurred for income tax purposes. At December 31, 1996, 1995 and 1994, the Company had deferred tax assets primarily comprised of the tax benefits of net operating loss carry-forwards. Because the Company has a history of losses, a 100% provision against the deferred tax assets was recorded in the form of a valuation allowance increases which amounted to $954,000, $360,000 and $162,000 during 1996, 1995 and 1994, respectively. At December 31, 1996, the Company's regular and alternative minimum tax net operating loss carry-forwards for federal income tax purposes approximated $40 million, which if not utilized, will expire in varying amounts through the year 2010. As a result of the merger on January 25, 1996, a change in control occurred for federal income tax purposes which limited the utilization of pre-merger net operating loss carry-forwards related to Chemex to approximately $530,000 per year.

(10)   Commitments and Contingencies:

       The Company is not currently a party to any material legal proceedings.

       Under the terms of the "Patent Purchase Agreement" dated April 5, 1994, as amended on January 23, 1996 between Dr. David F. Ranney and the Company, Dr. Ranney, a majority stockholder, is entitled to yearly cash royalty payments as consideration for the assignment of patents to the Company as follows:

                       ACCESS PHARMACEUTICALS. INC.
                      (a development stage company)

                       Notes To Financial Statements

                             Royalty Payments
                           Date             Amount
                    -----------------     ---------
                    April 15, 1994          $7,500
                    January 31, 1995       $15,000
                    January 31, 1996       $25,000
                    January 31, 1997       $50,000

       Thereafter each January 31, payments equal to 105% of the payment made in the immediately preceding calendar year will be paid to Dr. Ranney through the life of the patents. Access will also pay Dr. Ranney a royalty of three quarters of one percent (0.75%) of gross revenues derived from products covered by the patents. All payments due Dr. Ranney under this agreement have been paid as of February 28, 1997.


       Under the terms of the "Exclusive Technology License Agreement" between Dr. David F. Ranney and the Company, which was terminated
       April 5, 1994, Dr. Ranney, was entitled to royalties equal to the greater of: (i) four percent (4%) of its Net Product Revenues (as defined), or
       (ii) one percent (1%) of Gross Product Revenues (as defined). No payments were made under this agreement in 1994.

(11)  Liquidity:

       With the Company's current budget and it's anticipated option and licensing revenues, Management believes working capital will cover planned operations through the end of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development expenditures will be curtailed and working capital would cover operations through approximately the end of 1998.

(12)   Proposed Acquisition:

       On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close in the next 30 days. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 of common stock paid at closing, stock up to a maximum of $14,000,000 could be payable to Tacora's Shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing including completion of due diligence, negotiation of definitive documents and approval of the stockholders of Tacora Corp.

(13)   Subsequent Events:

       On February 6, 1997 the Company announced plans to request shareholder approval for a one-for-four reverse stock split. In addition, if the proposal is approved by shareholders, the Company intends to submit an application for listing on the NASDAQ SmallCap Market if it meets all such qualifications. There can be no assurances that the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on any exchange or the NASDAQ SmallCap Market.