Form 10-Q
period 1997-03-31
ACCESS PHARMACEUTICALS INC
filed 1997-05-15
CIK 318306

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-Q

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                  Commission File Number 0-9314


                  ACCESS PHARMACEUTICALS, INC.
   (Exact name of registrant as specified in its charter)


        Delaware                       83-0221517
-------------------------      --------------------------
 (State of Incorporation)      (I.R.S. Employer I.D. No.)

       2600 Stemmons Frwy, Suite 176, Dallas, TX  75207
       ------------------------------------------------
            (Address of principal executive offices)

Telephone Number   (214) 905-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

             Yes   X                No
                --------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock outstanding as
of May 14, 1997        31,391,324 shares, $0.04 par value
   ------------        ----------

                      Total No. of Pages   11

                       PART I -- FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On April 25, 1997, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission requesting shareholder approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one for four reverse stock split of Access common stock (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million to 25.0 million.
This proposal, if approved, would decrease the number of outstanding shares of Common Stock from approximately 31.4 million to 7.9 million.

If the proposal is approved by shareholders, the Company intends to submit an application for listing on the NASDAQ SmallCap Market or an exchange if it meets all qualifications for such listing. The Company believes that securing a NASDAQ or an exchange listing along with the reverse split would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members which generally have restrictions on investing in unlisted companies. There can be no assurances the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or an exchange.

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

On April 26, 1996, Access Pharmaceuticals, Inc. ("Access" or "the Company") executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close shortly. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in common stock paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing and approval of the stockholders of Tacora Corp.

           Liquidity and Capital Resources

Working capital as of March 31, 1997 was $3,175,000, a decrease of $769,000 as compared to the working capital as of December 31, 1996 of $3,944,000. The decrease in working capital was anticipated and was due to operating expenses for research and development and general and administrative expenses offset by licensing revenue and interest income.

Royalty revenues and other significant revenues are not expected during the remainder of 1997. Research and development expenditures to advance products into human testing will remain high for several years and will require the Company to enter into collaborations with partners and/or to raise additional funds through equity financing. There can be no assurance that the Company will be successful in attaining a partner or future equity financing on acceptable terms to complete the testing of its products.

With the Company's current budget and it's anticipated option and licensing revenues, management believes working capital will cover planned operations through the end of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development and general and administrative expenditures would be curtailed so that working capital would cover operations through approximately the end of 1998.

                   First Quarter 1997
                      Compared to
                   First Quarter 1996

The Company had $138,000 in licensing revenue in the first quarter 1997 as compared to $165,000 in option income in 1996. First quarter 1997 revenues were comprised of licensing income from an ongoing agreement while 1996 option revenues were from an option agreement for rights to certain of the Company's technology that terminated in April 1996.

Total research spending for the first quarter of 1997 was $504,000 as compared to $208,000 for the same period in 1996, an increase of $296,000. The increase in expenses was the result of the increase in staffing for projects and external contract research costs. Research spending is expected to increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $405,000 for the first quarter of 1997, an increase of $96,000 as compared to the same period in 1996.
The increase in spending was due primarily to the following: salaries and salary related expenses of recently hired employees-$60,000; increased general business consulting fees-$34,000; director fees and director and officer insurance- $17,000; offset by other net miscellaneous decreases- $15,000.

Excess purchase price over the fair value of Chemex Pharmaceuticals, Inc.'s ("Chemex") net assets of $8,314,000 was recorded and written off in the first quarter of 1996 due to an immediate impairment of the excess purchase price.

Interest and miscellaneous income was $47,000 for the first quarter of 1997 as compared to $30,000 for the same period in 1996, an increase of $17,000. The increase was due to interest income from higher cash balance due to $6 million in gross proceeds from a private placement of 8.57 million shares of common stock in March 1996.

Total expenses in the first quarter of 1997 were $941,000, with licensing income and interest income of $185,000, resulting in a loss for the quarter of $764,000, or $.02 per share.

Certain statements in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to the Company's research and development focus, uncertainties associated with research and development activities, future capital requirements, anticipated option and licensing revenues, dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                PART II -- OTHER INFORMATION


ITEM 1       LEGAL PROCEEDINGS

             None

ITEM 2       CHANGES IN SECURITIES

             None

ITEM 3       DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             None

ITEM 5       OTHER INFORMATION

      On April 25, 1997, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission requesting shareholder approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one for four reverse stock split of Access common stock (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million to 25.0 million. This proposal, if approved, would decrease the number of outstanding shares of Common Stock from approximately
      31.4 million to 7.9 million.

      If the proposal is approved by shareholders, the Company intends to submit an application for listing on the NASDAQ SmallCap Market or an exchange if it meets all qualifications for such listing. The Company believes that securing a NASDAQ or an exchange listing along with the reverse split would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members which generally have restrictions on investing in unlisted companies. There can be no assurances the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or any exchange.

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

     On April 26, 1996, Access Pharmaceuticals, Inc. ("Access" or "the Company") executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close shortly. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in common stock paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing and approval of the stockholders of Tacora Corp.


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K


      Exhibits:    None

      Reports on Form 8-K:       None

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          ACCESS PHARMACEUTICALS, INC.





Date: May 14, 1997             By:  /s/ Kerry P. Gray
      ------------                 -------------------
                                   Kerry P. Gray
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)

Date: May 14, 1997             By:  /s/ Stephen B. Thompson
      ------------                 ------------------------
                                   Stephen B. Thompson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

               ACCESS PHARMACEUTICALS, INC.
               a development stage company

                      Balance Sheets

Assets                                     March 31, 1997   December 31, 1996
                                              -----------   -----------
Current Assets
 Cash and cash equivalents                    $ 3,485,000   $ 4,428,000
 Accounts receivable                                2,000         1,000
 Prepaid expenses and other current assets        171,000       190,000
                                              -----------   -----------
  Total current assets                          3,658,000     4,619,000
                                              -----------   -----------
Property and Equipment, at cost                   590,000       585,000
 Less accumulated depreciation                   (317,000)     (285,000)
                                              -----------   -----------
                                                  273,000       300,000
                                              -----------   -----------
Other Assets                                        9,000         9,000
                                              -----------   -----------
    Total Assets                              $ 3,940,000   $ 4,928,000
                                              ===========   ===========

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses      $   282,000   $   449,000
   Accrued insurance premium                       55,000        74,000
   Current portion of obligations under
     capital leases                               146,000       152,000
                                              -----------   -----------
    Total current liabilities                     483,000       675,000
                                              -----------   -----------

Obligations under capital leases,
   net of current portion                         51,000        83,000
Note payable                                     110,000       110,000
                                             -----------   -----------
Total liabilities                                644,000       868,000
                                             -----------   -----------

Stockholders' Equity
  Preferred stock, at March 31, 1997
    and December 31, 1996, $.01 par value,
    authorized 10,000,000 shares, none
    issued or outstanding                              -            -
  Common stock, at March 31, 1997
    and December 31, 1996 $.04 par value,
    authorized 60,000,000 shares, issued
    and outstanding  31,391,324 shares         1,256,000    1,256,000
  Additional paid-in capital                  18,111,000   18,111,000
  Deficit accumulated during the
    development stage                        (16,071,000) (15,307,000)
                                             -----------  -----------
Total Stockholders' Equity                     3,296,000    4,060,000
                                             -----------  -----------

Total Liabilities and Stockholders' Equity   $ 3,940,000  $ 4,928,000
                                             ===========  ===========

----------------------------------------------
See accompanying notes to financial statements

                ACCESS PHARMACEUTICALS, INC.
                a development stage company

                  Statements of Operations

                              Three Months ended March 31,   February 24, 1988
                             ---------------------------     (inception) to
                                 1997             1996       March 31, 1997
                             -------------    -------------    -------------
Revenues
Sponsored research and
     development              $         -      $         -      $ 2,711,000
Licensing revenue                 138,000                -          138,000
Option income                           -          165,000        2,039,000
                             -------------    -------------    -------------
Total Revenues                    138,000          165,000        4,888,000
                             -------------    -------------    -------------

Expenses
Research and development          504,000          208,000        6,680,000
General and administrative        405,000          309,000        5,484,000
Depreciation and amortization      32,000           36,000          926,000
Write-off of excess purchase
    price                               -        8,314,000        8,314,000
                             -------------    -------------    -------------
Total Expenses                    941,000        8,867,000       21,404,000
                             -------------    -------------    -------------

Loss from operations             (803,000)      (8,702,000)     (16,516,000)
                             -------------    -------------    -------------

Other Income (Expense)
  Interest and miscellaneous
     income                        47,000           30,000          702,000
  Interest expense                 (8,000)         (13,000)        (130,000)
                             -------------    -------------    -------------

Loss before income taxes         (764,000)      (8,685,000)     (15,944,000)
Provision for income taxes              -                -          127,000
                             -------------    -------------    -------------

Net Loss                      $  (764,000)    $ (8,685,000)    $(16,071,000)
                             =============    =============    =============
Loss per share                     ($0.02)          ($0.34)
                             =============    =============

Average number of common
   and equivalent common
   shares outstanding          31,391,324       25,535,239
                             =============    =============

----------------------------------------------
See accompanying notes to financial statements

                 ACCESS PHARMACEUTICALS, INC.
                 a development stage company

                  Statements of Cash Flows

                              Three Months ended March 31,   February 24, 1988
                              ----------------------------    (inception) to
                                   1996           1997         March 31, 1997
                              -------------    -------------    -------------
Cash Flows form Operating Activities
Net loss                       $  (764,000)     $(8,685,000)    $(16,071,000)
Adjustments to reconcile net
  loss to cash used in
  operating activities:
Write-off of excess purchase price       -        8,314,000        8,314,000
Consulting expense related
 to warrants granted                     -                -          344,000
Depreciation and amortization       32,000           36,000          926,000
Change in assets and liabilities:
  Accounts receivable               (1,000)           3,000           (2,000)
  Prepaid expenses and other
    current assets                  19,000          (61,000)        (172,000)
  Other assets                           -                -           (7,000)
  Accounts payable and
    accrued expenses              (186,000)         148,000          290,000
  Unearned revenue                       -         (150,000)               -
                              -------------    -------------    -------------
Net Cash Used in
  Operating Activities            (900,000)        (395,000)      (6,378,000)
                              -------------    -------------    -------------

Cash Flows From Investing Activities
  Capital expenditures              (5,000)          (1,000)      (1,153,000)
                              -------------    -------------    -------------
Net Cash Used in
 Investing Activities               (5,000)          (1,000)      (1,153,000)
                              -------------    -------------    -------------

Cash Flows From Financing Activities
  Payments of principal on obligations
    under capital leases           (38,000)         (21,000)        (314,000)
  Proceeds from notes payable            -          110,000          721,000
  Proceeds from merger with Chemex
    Pharmaceuticals                      -        1,587,000        1,587,000
  Proceeds from stock
    issuances, net                       -        5,503,000        9,022,000
                              -------------    -------------    -------------
Net Cash Provided By (used in)
   Financing Activities            (38,000)       7,179,000       11,016,000
                              -------------    -------------    -------------
Net Increase (Decrease) in Cash and
   Cash Equivalents               (943,000)       6,783,000        3,485,000
Cash and Cash Equivalents
 at Beginning of Period          4,428,000           30,000               -
                              -------------    -------------    ------------
Cash and Cash Equivalents
 at End of Period             $  3,485,000     $  6,813,000     $  3,485,000
                              =============    =============    =============

Supplemental disclosure of non cash transactions:
  eliminations of note payable to Chemex
      Pharmaceutical due
          to merger           $         -      $    100,000

----------------------------------------------
See accompanying notes to financial statements

                     ACCESS PHARMACEUTICALS, INC.
                     a development stage company
                    Notes to Financial Statements
              Three Months Ended March 31, 1997 and 1996

(1)     Interim Financial Statements

        The balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three months ended March 31, 1997 and 1996 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.
        Certain reclassifications have been made to prior year financial statements to conform with the March 31, 1997 presentation.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to the SEC on Form
        10-K for the year ended December 31, 1996. The results of operations for the period ended March
        31, 1997 are not necessarily indicative of the operating results which may be expected for a full year. The balance sheet as of December 31, 1996 contains financial information taken from the audited financial statements as of that date.

(2) With the Company's current budget and it's anticipated option and licensing revenues, management believes working capital will cover planned operations through the end of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development and general and administrative expenditures would be curtailed so that working capital would cover operations through approximately the end of 1998.

(3)     SFAS No. 125. "Accounting For Transfers and
        Servicing of Financial Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 was adopted by the Company and does not have a material impact on the Company's financial position, results of operations, or liquidity.
        This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

(4)     On April 25, 1997, the Company filed a Definitive
        Proxy Statement with the Securities and
        Exchange Commission requesting shareholder approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one for four reverse stock split of Access common stock
        (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million to 25.0 million. This proposal, if approved, would decrease the number of outstanding shares of Common Stock from approximately 31.4 million to 7.9 million.

         If the proposal is approved by shareholders, the Company intends to submit an application for listing on the NASDAQ SmallCap Market or an exchange if it meets all qualifications for such listing. The Company believes that securing a NASDAQ or an exchange listing along with the reverse split would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members which generally have restrictions on investing in unlisted companies. There can be no assurances the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on NASDAQ SmallCap Market or an exchange.

(5) On February 5, 1997 the Company announced the signing of a letter of intent to enter into collaboration with The Dow Chemical Company
        ("Dow") for the development of products
        incorporating Dow's chelation technology and
        Access' bioresponsive polymer systems. The closing of the agreement is subject to negotiation of definitive documents and final approval by both parties. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

(6) On April 26, 1996, Access executed a letter of intent to acquire Tacora Corp., a privately-held pharmaceutical company based in Seattle. The transaction is expected to close shortly. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in common stock paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The consummation of the transaction is subject to customary conditions to closing and approval of the stockholders of Tacora Corp.