Form 10-Q
period 1997-06-30
ACCESS PHARMACEUTICALS INC
filed 1997-08-14
CIK 318306

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

Common stock outstanding as
of   August 14, 1997                        31,991,324 shares, $0.04 par value
     ----------------                       ----------

                          Total No. of Pages   12

                         PART I -- FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to Access Pharmaceuticals Inc.'s ("Access" or the "Company") research and development focus, uncertainties associated with research and development activities, future capital requirements, anticipated option and licensing revenues, dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Since its inception in February 1988, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At June 30, 1997, the Company's accumulated deficit was approximately
$17.0 million.

RECENT DEVELOPMENTS

On August 1, 1997, the Company announced that it had signed an agreement to enter into collaboration with The Dow Chemical Company ("Dow") for the development of products incorporating Dow's chelation technology and Access' bioresponsive polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

On May 29, 1997, the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization (the "Recapitalization") of the Company through a one-for-four reverse stock split of Access common stock (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million shares, par value $.04 per share to 25.0 million shares, par value $.01 per share. The reduction in authorized shares of Common Stock would in fact proportionately increase the number of authorized but unissued shares when compared with the number of issued and outstanding shares before and after the Recapitalization. This proposal, when effective, would decrease the number of outstanding shares of Common Stock from approximately 31.4 million to 7.9 million. As of August 14, 1997 the

Recapitalization is not effective.

The Company intends to submit an application for listing on the NASDAQ SmallCap Market or an exchange when it meets all qualifications for such listing and the reverse stock split becomes effective. The Company believes that securing a NASDAQ or an exchange listing together with the Recapitalization would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members generally have restrictions on investing in unlisted companies. There can be no assurances that the market price immediately after the implementation of the proposed Recapitalization will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or any exchange.

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

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger with Chemex Pharmaceuticals, Inc. At June 30, 1997, the Company had working capital of $2.2 million and cash, cash equivalents and short-term investments of $2.5 million.

The Company expects its cash requirements to increase in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements will depend on many factors, including the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners, continued scientific progress in the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing and scale-up and the ability to establish and maintain effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income, will be sufficient to meet the Company's operating expenses and capital requirements into the second half of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

The Company intends to seek additional funding through research and development arrangements with potential corporate partners, public or private financing, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process, uncertainty associated with obtaining and enforcing patents and risks associated with dependence on corporate partners. Although certain of the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, or be precluded from commercialization by proprietary rights of third parties. Further, there can be no assurance that any collaborations will be initiated, continued or result in successfully commercialized products.

Second Quarter 1997 Compared to Second Quarter 1996

The Company had $50,000 in licensing revenue in the second quarter 1997 as compared to no revenues in 1996. Second quarter 1997 revenues were comprised of licensing income from an ongoing agreement.

Total research spending for the second quarter of 1997 was $538,000 as compared to $268,000 for the same period in 1996, an increase of $270,000. The increase in expenses was the result of the increase in external contract research costs- $136,000; additional staffing for projects- $92,000; increased equipment lease costs- $21,000; and other costs- $21,000. Research spending is expected to increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

Total general and administrative expenses were $424,000 for the second quarter of 1997, an increase of $61,000 as compared to the same period in 1996. The increase in spending was due primarily to the following: increased general business consulting fees- $78,000; salaries and salary related expenses of recently hired employees- $35,000; and other costs- $2,000; offset by decreases in patent costs- $54,000.

Interest and miscellaneous income was $37,000 for the second quarter of 1997 as compared to $50,000 for the same period in 1996, a decrease of $13,000. The decrease was due to interest income from higher cash balances in 1996 due to $6 million in gross proceeds from a private placement of 8.57 million shares of common stock in March 1996.

Accordingly, total expenses exceeded revenues, resulting in a loss for the second quarter of $912,000, or $.03 per share.

Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1996

Net revenues for the six months ended June 30, 1997 were $188,000 as compared to $165,000 in the same period in 1996, an increase of $23,000. 1997 revenues were comprised of licensing income from an ongoing agreement where 1996 revenues were from an option agreement for rights to certain of the Company's technology that terminated in April 1996.

Research spending for the six months ended June 30, 1997 was $1,042,000 as compared to $476,000 for the same period in 1996, an increase of $566,000. The increase in expenses was due to: increased external research spending- $247,000; additional scientific staff- $233,000; increased equipment lease costs- $45,000; additional travel expenses- $38,000; and other increases of $3,000. Research spending will increase in future quarters as the Company has hired additional scientific management and staff and is accelerating activities to develop the Company's product candidates.

General and administrative expenses were $829,000 for the six months ended June 30, 1997, an increase of $157,000 as compared to the same period in 1996. The increase was due to the following: general business consulting fees and expenses- $117,000; salaries and moving expenses of newly hired employees $90,000, director fees and director and officer insurance- $33,000; offset by lower patent expenses- $67,000; and other decreases- $16,000.

Excess purchase price over the fair value of Chemex Pharmaceuticals, Inc.'s ("Chemex") net assets of $8,314,000 was recorded and written off in the first quarter of 1996, due to an immediate impairment of the excess purchase price.

Accordingly, total expenses exceeded revenues which resulted in a loss for the six months ended June 30, 1997 of $1,676,000, or $.05 per share.


                      	PART II -- OTHER INFORMATION


ITEM 1 	LEGAL PROCEEDINGS

       	None

ITEM 2 	CHANGES IN SECURITIES

        None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders was held on May 28, 1997 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. All such proposals were approved by the stockholders, as follows:

        * Elizabeth M. Greetham and Stephen B. Howell were elected Directors for three year terms. The votes were Greetham 18,932,986 -
        For and 5,534,068 - Withheld Authority; and, Howell, 18,951,297 - For and 5,515,756 - Withheld Authority.

        * A proposal to amend the Company's Certificate Incorporation to effect the recapitalization was approved with 18,107,276 - For, 5,598,034 - Against, 6,233 - Abstain and 0 - Non-votes.

        * A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for fiscal year December 31, 1997 was approved with 24,425,863 - For, 18,689 - Against and 22,501 - Abstain.

ITEM 5 	OTHER INFORMATION

        None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

       	Exhibits:    None

       	Reports on Form 8-K:	None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ACCESS PHARMACEUTICALS, INC.


Date:    August 14, 1997         By:    /s/ Kerry P. Gray
         ---------------                -----------------------------
                                          Kerry P. Gray
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    August 14, 1997         By:    /s/ Stephen B. Thompson
         ---------------                -----------------------------
                                          Stephen B. Thompson
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                       ACCESS PHARMACEUTICALS, INC.
                       a development stage company

                             Balance Sheets

Assets                                     June 30, 1997     December 31, 1996
------                                   ------------------  -----------------

Current Assets
   Cash and cash equivalents                $  2,462,000         $  4,428,000
   Accounts receivable                            10,000                1,000
   Prepaid expenses and other current assets     144,000              190,000
                                            -------------        -------------
      Total current assets                     2,616,000            4,619,000
                                            -------------        -------------
Property and Equipment, at cost                  681,000              585,000
   Less accumulated depreciation                (347,000)            (285,000)
                                            -------------        -------------
                                                 334,000              300,000
                                            -------------        -------------
Other Assets                                       9,000                9,000
                                            -------------        -------------
   Total Assets                             $  2,959,000         $  4,928,000
                                            =============        =============


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses    $    209,000         $    449,000
   Accrued insurance premium                      26,000               74,000
   Current portion of obligations under
     capital leases                              176,000              152,000
                                            -------------        -------------
          Total current liabilities              411,000              675,000
                                            -------------        -------------
Obligations under capital leases,
   net of current portion                         54,000               83,000
Note payable                                     110,000              110,000
                                            -------------        -------------
          Total liabilities                      575,000              868,000
                                            -------------        -------------
Stockholders' Equity
    Preferred stock, at June 30, 1997 and
      December 31, 1996 $.01 par value,
      authorized 10,000,000 shares,
      none issued or outstanding                       -                    -
    Common stock, at June 30, 1997 and
      December 31, 1996 $.04 par value,
      authorized 60,000,000 shares, issued
      and outstanding 31,391,324 shares        1,256,000            1,256,000
    Additional paid-in capital                18,111,000           18,111,000
    Deficit accumulated during the
      development stage                      (16,983,000)         (15,307,000)
                                            -------------        -------------
      Total Stockholders' Equity               2,384,000            4,060,000
                                            -------------        -------------
      Total Liabilities and Stockholder's
        Equity                               $ 2,959,000         $  4,928,000
                                            =============        =============

---------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                        Statements of Operations


                                 Three Months ended        Six Months ended
                                       June 30                  June 30,        February 24, 1988
                              ----------------------   ----------------------    (inception) to
                                   1997        1996         1997        1996      June 30, 1997
                                ----------  ----------   ----------  ----------   -------------
Revenues
Sponsored Research and
development                     $        -  $        -   $        -  $        -   $ 2,711,000
Licensing revenue                   50,000           -      188,000           -       188,000
Option income                            -           -            -     165,000     2,039,000
                                ----------  ----------   ----------  ----------   -----------
Total Revenues                      50,000           -      188,000     165,000     4,938,000
                                ----------  ----------   ----------  ----------   -----------

Expenses
Research and development           538,000     268,000    1,042,000     476,000     7,218,000
General and administrative         424,000     363,000      829,000     672,000     5,908,000
Depreciation and amortization       30,000      36,000       62,000      72,000       956,000
Write off of excess purchase price       -           -            -   8,314,000     8,314,000
                                ----------  ----------   ----------  ----------   -----------
Total Expenses                     992,000     667,000    1,933,000   9,534,000    22,396,000
                                ----------  ----------   ----------  ----------   -----------
Loss from operations              (942,000)   (667,000)  (1,745,000) (9,369,000)  (17,458,000)
                                ----------  ----------   ----------  ----------   -----------
Other Income (Expense)
Interest and miscellaneous income   37,000      50,000       84,000      80,000        739,000
Interest expense                    (7,000)    (14,000)     (15,000)    (27,000)      (137,000)
                                ----------  ----------    ---------  ----------    ----------
                                    30,000      36,000       69,000      53,000       602,000
                                ----------  ----------    ---------  ----------   -----------
Loss before income taxes          (912,000)   (631,000)  (1,676,000) (9,316,000)  (16,856,000)

Provision for income taxes               -           -            -           -       127,000
                                ----------  ----------   ----------  ----------   -----------
Net loss                        $ (912,000)  $(631,000)$ (1,676,000)$(9,316,000) $(16,983,000)
                                ==========  ==========  ===========  ==========   ===========

Loss per share                      $(0.03)     $(0.02)      $(0.05)     $(0.33)
                                ==========  ==========   ==========  ==========

Average number of common and equivalent
   common shares outstanding    31,391,324  31,346,866   31,391,324  28,285,296
                                ==========  ==========   ==========  ==========

----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations

                       ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                       Statements of Cash Flows


                             Six Months ended June 30,     February 24, 1988
                             ------------------------------    (inception) to
                                  1997             1996         June 30, 1997
                              ------------     ------------    ---------------
Cash Flows form Operating Activities
Net loss                       $(1,676,000)   $  (9,316,000)    $(16,983,000)
Adjustments to reconcile
net loss to cash used in
operating activities:
  Write off of excess
    purchase price                       -        8,314,000        8,314,000
  Consulting expense related
    to warrants granted                  -                -          344,000
  Depreciation and amortization     62,000           72,000          956,000
  Change in assets and liabilities:
    Accounts receivable             (9,000)           3,000          (10,000)
    Prepaid expenses and other
      current assets                46,000         (142,000)        (145,000)
    Other assets                         -                -           (7,000)
    Accounts payable and accrued
      expenses                    (288,000)          15,000          188,000
    Unearned revenue                     -         (150,000)               -
                                ----------        ---------        ---------
Net Cash Used in
  Operating Activities          (1,865,000)      (1,204,000)      (7,343,000)
                               -----------        ---------        ---------

Cash Flows From Investing Activities
  Capitalized expenditures         (96,000)          (1,000)      (1,244,000)
                               -----------        ---------        ---------
Net Cash Used in
  Investing Activities             (96,000)          (1,000)      (1,244,000)
                               -----------        ---------        ---------

Cash Flows From Financing Activities
  Payments of principal on obligations
    under capital leases           (77,000)         (56,000)        (353,000)
  Proceeds from notes payable
    and capital leases              72,000          110,000          793,000
  Proceeds from merger with
    Chemex Pharmaceuticals               -        1,587,000        1,587,000
  Proceeds from stock issuances,
    net                                  -        5,514,000        9,022,000
                                ----------        ---------        ---------
Net Cash Provided By (Used in)
  Financing Activities              (5,000)       7,155,000       11,049,000
                                ----------        ---------       ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents          (1,966,000)       5,950,000        2,462,000
Cash and Cash Equivalents at
  Beginning of Period            4,428,000           30,000                -
                                ----------        ---------       ----------
Cash and Cash Equivalents at
  End of Period                 $2,462,000       $5,980,000       $2,462,000
                                ==========        =========       ==========

Supplemental disclosure of
  non cash transactions:
    eliminations of note payable
    to Chemex Pharmaceutical
    due to merger               $        -       $  100,000       $  100,000

----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Conditions and Results

                      		ACCESS PHARMACEUTICALS, INC.
                       	a development stage company
                       	Notes to Financial Statements
                  	Six Months Ended June 30, 1997 and 1996

(1)	Interim Financial Statements

The balance sheet as of June 30, 1997 and the statements of operations and cash flows for the six months ended June 30, 1997 and 1996 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. Certain reclassifications have been made to prior year financial statements to conform with the June 30, 1997 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results, which may be expected for a full year. The balance sheet as of December 31, 1996 contains financial information taken from the audited financial statements as of that date.

(2)	With the Company's current budget and it's anticipated option and licensing revenues, management believes working capital will cover planned operations into the second half of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development and general and administrative expenditures would be curtailed so that working capital would cover operations through approximately the end of 1998.

(3)	SFAS No. 125. "Accounting For Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 was adopted by the Company and does not have a material impact on the Company's financial position, results of operations, or liquidity. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

(4) SFAS No. 128. "Earnings Per Share", which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. When adopted by the Company, during the quarter ending December 31, 1997, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

(5) On May 29, 1997, the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization (the "Recapitalization") of the Company through a one-for-four reverse stock split of Access common stock (the "Common
Stock") and decrease the number of authorized shares of Common Stock from
60.0 million shares, par value $.04 per share to 25.0 million shares, par value $.01 per share. The reduction in authorized shares of Common Stock would in fact proportionately increase the number of authorized but unissued shares when compared with the number of issued and outstanding shares before and after the Recapitalization. This proposal, when effective, would decrease the number of outstanding shares of Common Stock from approximately 31.4 million to 7.9 million. As of August 14, 1997 the Recapitalization is not effective.

The Company intends to submit an application for listing on the NASDAQ SmallCap Market or an exchange when it meets all qualifications for such listing and the reverse stock split becomes effective. The Company believes that securing a NASDAQ or an exchange listing together with the Recapitalization would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members generally have restrictions on investing in unlisted companies. There can be no assurances that the market price immediately after the implementation of the proposed Recapitalization will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or any exchange.

(6)	On August 1, 1997, the Company announced that it had signed an agreement to enter into collaboration with The Dow Chemical Company ("Dow") for the development of products incorporating Dow's chelation technology and Access' bioresponsive polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

(7)	On April 26, 1996, Access executed a letter of intent to acquire Tacora
Corp., a privately held pharmaceutical company based in Seattle. The transaction is expected to close shortly. Under the terms of the letter of intent, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in common stock paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over milestone period. The consummation of the transaction is subject to customary conditions to closing and approval of the stockholders of Tacora Corp.