Form 10-Q
period 1997-09-30
ACCESS PHARMACEUTICALS INC
filed 1997-11-14
CIK 318306

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

Common stock outstanding as
of   November 14, 1997                     31,991,324 shares, $0.04 par value
     ----------------                      ----------

                          Total No. of Pages   12

                       PART I -- FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc, ("Access" or the "Company") is a Delaware corporation in the development stage. The Company is a polymer based therapeutics company providing a new dimension in drug delivery through the rational design of polymer/drug complexes to control site directed targeting, localized release and clearance of therapeutic drugs, imaging agents and radiopharmaceuticals. Through patented technology and core competencies in polymer/drug delivery formulation, product and technology development, Access technology platforms have the potential to significantly enhance the therapeutic efficacy and reduce the toxicity of products via novel formulation and drug delivery solutions.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to Access's research and development focus, uncertainties associated with research and development activities, future capital requirements, anticipated option and licensing revenues, dependence on others, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Since its inception in February 1988, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At September 30, 1997, the Company's accumulated deficit was approximately $18.1 million.

RECENT DEVELOPMENTS

On May 29, 1997, the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization (the "Recapitalization") of the Company through a one-for-four reverse stock split of Access common stock (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million shares, par value $.04 per share to 25.0 million shares, par value $.01 per share. The Recapitalization would in fact proportionately increase the number of authorized but unissued shares when compared with the number of issued and outstanding shares before and after the Recapitalization. This proposal, when effective, would decrease the number of outstanding shares of Common Stock from approximately 32.0 million to 8.0 million. As of November 14, 1997 the Recapitalization has not been implemented and the Company does not intend to implement the Recapitalization unless and until it meets all of the qualifications for listing on the NASDAQ SmallCap Market or an exchange.

The Company believes that securing a NASDAQ or an exchange listing together with the Recapitalization would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members generally have restrictions on investing in unlisted companies. If the Company implements the Recapitalization, there can be no assurances that the market price of the Company's Common Stock immediately after the implementation of the proposed Recapitalization will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. The Company currently does not meet the listing requirements for the NASDAQ SmallCap Market and there can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or any exchange.

On May 23, 1997, Access executed a definitive agreement to acquire Tacora Corp., a privately-held pharmaceutical Company based in Seattle. The transaction is expected to close shortly. Under the terms of the definitive agreement, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in Common Stock to be paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The closing of the transaction is subject to customary conditions to closing.

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

                    Liquidity and Capital Resources

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $18,095,000 at September 30, 1997. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger with Chemex Pharmaceuticals, Inc. At September 30, 1997, the Company had working capital of $1.2 million and cash, cash equivalents and short-term investments of $1.3 million. Net cash used in the Company's operating activities was $2.9 million for the nine months ended September 30, 1997.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

Based on its current plans, the Company believes that its available cash, and anticipated option and licensing revenues including proceeds from projected interest income, will be sufficient to meet the Company's operating expenses and capital requirements into the second quarter of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover operations into the second quarter of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors including: the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up; and, the ability to establish and maintain effective commercialization activities and arrangements.

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

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

Third Quarter 1997 Compared to Third Quarter 1996
-------------------------------------------------

The Company had $113,000 in licensing revenue in the third quarter of 1997 as compared to no revenues in the third quarter 1996. Third quarter 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which provides for royalty payments if a product is developed from this technology.

Total research and development spending for the third quarter of 1997 was $787,000 as compared to $430,000 for the same period in 1996, an increase of $357,000. The increase in research and development spending was the result of the increase in external contract research costs- $362,000, primarily due to the new Dow Agreement; additional staffing for projects- $25,000; increased internal lab costs- $23,000; and other costs- $15,000; offset by lower relocation costs for scientists in the third quarter 1997 of $68,000. If the Company is successful in raising additional capital and receives anticipated licensing revenues, research spending is expected to increase in future quarters as the Company has hired additional scientific management and staff and will accelerate activities to develop the Company's product candidates.
If the Company is not successful in raising additional capital or does not receive anticipated licensing revenues, research spending will be curtailed.

Total general and administrative expenses were $425,000 for the third quarter of 1997, a decrease of $29,000 as compared to the same period in 1996. The decrease in spending was due primarily to the following: decreased professional fees- $25,000; salaries and salary related expenses- $10,000; shareholder expenses- $10,000; and other costs- $9,000; offset by increases in patent costs- $25,000. If the Company is not successful in raising additional capital or does not receive anticipated licensing revenues, general and administrative spending will be curtailed.

Interest and miscellaneous income was $23,000 for the third quarter of 1997 as compared to $58,000 for the same period in 1996, a decrease of $35,000. The decrease was due to lower interest income resulting from lower cash balances in the 1997 period.

Accordingly, total expenses exceeded revenues, resulting in a loss for the third quarter of $1,112,000, or $.04 per share.

Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996
------------------------------------------------------------------

Net revenues for the nine months ended September 30, 1997 were $301,000 as compared to $165,000 in the same period in 1996, an increase of $136,000. 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which provides for royalty payments if a product is developed from the technology whereas 1996 revenues were from an option agreement for rights to certain of the Company's radiopharmaceutical technology that terminated in April 1996.

Research and development spending for the nine months ended September 30, 1997 was $1,829,000 as compared to $887,000 for the same period in 1996, an increase of $942,000. The increase in research and development expenses was due to: increased external research spending- $587,000, primarily due to the new Dow Agreement; additional scientific staff- $243,000; additional project travel expenses- $50,000; increased equipment costs- $39,000; internal lab costs- $27,000 and other increases of $40,000 offset by lower relocation costs for scientists in 1997- $44,000. If the Company is successful in raising additional capital and receives anticipated licensing revenues, research spending is expected to increase in future quarters as the Company has hired additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital or does not receive anticipated licensing revenues, research spending will be curtailed.

General and administrative expenses were $1,254,000 for the nine months ended September 30, 1997, an increase of $109,000 as compared to the same period in 1996. The increase was due to the following: salaries and related expenses of newly hired employees- $101,000; general business consulting fees and expenses- $73,000; and other increases- $7,000; offset by lower patent expenses- $42,000; and lower moving costs during 1997- $30,000. If the Company is not successful in raising additional capital or does not receive its anticipated revenues general and administrative spending will be curtailed.

Excess purchase price over the fair value of Chemex Pharmaceuticals, Inc.'s ("Chemex") net assets of $8,314,000 was recorded and written off in the first quarter of 1996, due to an immediate impairment of the excess purchase price.

Accordingly, total expenses exceeded revenues, which resulted in a loss for the nine months ended September 30, 1997 of $2,788,000, or $.09 per share.

                       PART II -- OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          On July 11, 1997 the Company issued 600,000 shares of Common Stock to The Dow Chemical Company in connection with the License Agreement. The Company relied on Rule 506 and Section 4(2) of the Securities
          Act of 1933 as exemption from the Registration thereunder.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:    EX 10.12 License Agreement between The Dow Chemical
                       Company and the Company dated June 30, 1997.
                       (Confidential Treatment Requested)

          Reports on Form 8-K:     None

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ACCESS PHARMACEUTICALS, INC.





Date:  November 14, 1997             By:  /s/ Kerry P. Gray
       ---------------                  -------------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  November 14, 1997              By:  /s/ Stephen B. Thompson
       --------------                    -------------------------
                                         Stephen B. Thompson
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                       ACCESS PHARMACEUTICALS, INC.
                       a development stage company

                             Balance Sheets

Assets                                   September 30, 1997     December 31,
1996
------                                   ------------------  -----------------

Current Assets
   Cash and cash equivalents                $  1,348,000         $  4,428,000
   Accounts receivable                            88,000                1,000
   Prepaid expenses and other current assets     130,000              190,000
                                            -------------        -------------
      Total current assets                     1,566,000            4,619,000
                                            -------------        -------------
Property and Equipment, at cost                  673,000              585,000
   Less accumulated depreciation                (371,000)            (285,000)
                                            -------------        -------------
                                                 302,000              300,000
                                            -------------        -------------
Licenses                                         500,000                    -
Other Assets                                       8,000                9,000
                                            -------------        -------------
   Total Assets                             $  2,376,000         $  4,928,000
                                            =============        =============


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses    $    214,000         $    449,000
   Accrued insurance premium                           -               74,000
   Current portion of obligations under
     capital leases                              134,000              152,000
                                            -------------        -------------
      Total current liabilities                  348,000              675,000
                                            -------------        -------------
Obligations under capital leases,
   net of current portion                         46,000               83,000
Note payable                                     110,000              110,000
                                            -------------        -------------
      Total Liabilities                          504,000              868,000
                                            -------------        -------------
Stockholders' Equity
    Preferred stock, at September 30, 1997 and
      December 31, 1996 $.01 par value,
      authorized 10,000,000 shares,
      none issued or outstanding;                      -                    -
    Common stock, $.04 par value,
      60,000,000 shares authorized,
      31,691,324 and 31,391,324 shares issued
      and outstanding for 09/30/97
      and 12/31/96, respectively               1,280,000            1,256,000
    Additional paid-in capital                18,687,000           18,111,000
    Deficit accumulated during the
      development stage                      (18,095,000)         (15,307,000)
                                            -------------        -------------
      Total Stockholders' Equity               1,872,000            4,060,000
                                            -------------        -------------
      Total Liabilities and Stockholder's
        Equity                               $ 2,376,000         $  4,928,000
                                            =============        =============

---------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                        Statements of Operations


                                 Three Months ended       Nine Months ended
                                    September 30,            September 30,      February 24, 1988
                               ----------------------   ----------------------  (inception) to
                                   1997        1996         1997        1996     September 30, 1997
                                ----------  ----------   ----------  ----------  -------------
Revenues
Sponsored Research and
development                     $        -  $        -   $        -  $        -  $ 2,711,000
Licensing revenue                  113,000           -      188,000           -      188,000
Option income                            -           -            -           -          -
                                ----------  ----------   ----------  -----------   ---------
                                   113,000           -      301,000      165,000   2,039,000
                                ----------  ----------   ----------  -----------   ----------

Expenses
Research and development           787,000     430,000    1,829,000      887,000   8,005,000
General and administrative         425,000     454,000    1,254,000    1,145,000   6,333,000
Depreciation and amortization       31,000      36,000       93,000      108,000     987,000
Write off of excess purchase price       -           -            -    8,314,000   8,314,000
                                ----------  ----------   ----------   ----------   -----------
Total Expenses                   1,243,000     920,000    3,176,000   10,454,000  23,639,000
                                ----------  ----------   ----------   ----------  -----------
Loss from operations            (1,130,000)   (920,000) (2,875,000) (10,289,000) (18,588,000)
                                ----------  ----------   ----------  -----------  -----------
Other Income (Expense)
Interest and miscellaneous income   23,000      58,000      107,000     138,000      762,000
Interest expense                    (5,000)    (10,000)     (20,000)    (37,000)    (142,000)
                                ----------  ----------   ----------  -----------  -----------
                                    18,000      48,000       87,000     101,000      620,000

Loss before income taxes        (1,112,000)   (872,000)  (2,788,000)(10,188,000) (17,968,000)

Provision for income taxes               -           -            -           -      127,000
                                ----------  ----------   ----------  ----------  -----------
Net loss                       $(1,112,000) $(872,000) $(2,788,000)$(10,188,000)$(18,095,000)
                                ==========  ==========  ===========  ==========  ===========

Loss per share                      $(0.04)     $(0.03)      $(0.09)     $(0.35)
                                ==========  ==========   ==========  ==========

Average number of common and equivalent
   common shares outstanding    31,919,585  31,386,405   31,569,346  29,326,544
                                ==========  ==========   ==========  ==========

----------------------------------------------
See accompanying notes to financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                       ACCESS PHARMACEUTICALS, INC.
                      a development stage company

                       Statements of Cash Flows


                            Nine Months ended September 30,     February 24,
1988
                             ------------------------------    (inception) to
                                  1997             1996         June 30, 1997
                              ------------     ------------    ---------------
Cash Flows form Operating Activities
Net loss                      $(2,788,000)    $ (10,188,000)    $ (18,095,000)
Adjustments to reconcile
net loss to cash used in
operating activities:
  Write off of excess
    purchase price                       -        8,314,000        8,314,000
  Consulting expense related
    to warrants granted                  -                -          344,000
  Research expenses related
    to stock granted               100,000                -          100,000
  Depreciation and amortization     93,000          108,000          987,000
  Change in assets and liabilities:
    Accounts receivable            (87,000)          (3,000)         (88,000)
    Prepaid expenses and other
      current assets                60,000         (126,000)        (131,000)
    Other assets                     1,000                -           (6,000)
    Accounts payable and accrued
      expenses                    (309,000)          41,000          167,000
    Unearned revenue                     -         (150,000)               -
                                ----------        ---------        ---------
Net Cash Used in
  Operating Activities          (2,930,000)      (1,998,000)      (8,408,000)
                               -----------        ---------        ---------

Cash Flows From Investing Activities
  Capitalized expenditures         (95,000)         (14,000)      (1,243,000)
                               -----------        ---------        ---------
Net Cash Used in
  Investing Activities             (95,000)         (14,000)      (1,243,000)
                               -----------        ---------        ---------

Cash Flows From Financing Activities
  Payments of principal on obligations
    under capital leases          (127,000)         (89,000)        (403,000)
  Proceeds from notes payable       72,000          119,000          793,000
  Proceeds from merger with
    Chemex Pharmaceuticals               -        1,587,000        1,587,000
  Proceeds from stock issuances,
    net                                  -        5,525,000        9,022,000
                                ----------        ---------        ---------
Net Cash Provided By (Used in)
  Financing Activities             (55,000)       7,142,000       10,999,000
                                ----------        ---------       ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents          (3,080,000)       5,130,000        1,348,000
Cash and Cash Equivalents at
  Beginning of Period            4,428,000           30,000                -
                                ----------        ---------       ----------
Cash and Cash Equivalents at
  End of Period                 $1,348,000       $5,160,000       $1,348,000
                                ==========        =========       ==========

Supplemental disclosure of
  non cash transactions:
    Eliminations of note payable
      to Chemex Pharmaceutical
      due to merger             $        -       $  100,000       $  100,000
    Licensing fee               $  500,000       $        -       $  500,000

----------------------------------------------
See accompanying notes to financial statements and Managements Discussion and Analysis of Financial Condition and Results

                        ACCESS PHARMACEUTICALS, INC.
                        a development stage company
                       Notes to Financial Statements
              Nine Months Ended September 30, 1997 and 1996

(1)  Interim Financial Statements

      The balance sheet as of September 30, 1997 and the statements of operations and cash flows for the nine months ended September 30, 1997 and 1996 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. Certain reclassifications have been made to prior year financial statements to conform with the September 30, 1997 presentation.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results, which may be expected for a full year. The balance sheet as of December 31, 1996 contains financial information taken from the audited financial statements as of that date.

(2) The Company expects that its existing capital resources will not be adequate to fund the Company's operations through the next twelve months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

Based on its current plans, the Company believes that its available cash, and anticipated option and licensing revenues including proceeds from projected interest income, will be sufficient to meet the Company's operating expenses and capital requirements into the second quarter of 1998. If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, research and development and general and administrative expenditures would be curtailed so that working capital would cover operations into the second quarter of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

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

(4) On May 29, 1997, the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization (the "Recapitalization") of the Company through a one-for-four reverse stock split of Access common stock (the "Common Stock") and decrease the number of authorized shares of Common Stock from 60.0 million shares, par value $.04 per share to 25.0 million shares, par value $.01 per share. The Recapitalization would in fact proportionately increase the number of authorized but unissued shares when compared with the number of issued and outstanding shares before and after the Recapitalization. This proposal, when effective, would decrease the number of outstanding shares of Common Stock from approximately 32.0 million to 8.0 million.
As of November 14, 1997 the Recapitalization has not been implemented and the Company does not intend to implement the Recapitalization unless and until it meets all of the qualifications for listing on the NASDAQ
SmallCap Market or an exchange.

The Company believes that securing a NASDAQ or an exchange listing together with the Recapitalization would improve Access' ability to finance the Company's research activities under more favorable terms since institutional investors and investment community members generally have restrictions on investing in unlisted companies. If the Company implements the Recapitalization, there can be no assurances that the market price of the Company's Common Stock immediately after the implementation of the proposed Recapitalization will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate four times the market price before the proposed reverse stock split. The Company currently does not meet the listing requirements for the NASDAQ SmallCap Market and there can be no assurances that the Company will be listed on the NASDAQ SmallCap Market or any exchange.

(5) On August 1, 1997, the Company announced that it had signed an agreement to enter into collaboration with The Dow Chemical Company ("Dow") for the development of products incorporating Dow's chelation technology and Access' bioresponsive polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

(6) On May 23, 1997, Access executed a definitive agreement to acquire Tacora Corp., a privately-held pharmaceutical Company based in Seattle. The transaction is expected to close shortly. Under the terms of the definitive agreement, the purchase price is contingent upon the achievement of certain milestones. In addition to cash of $250,000 and $100,000 in Common Stock paid at closing, stock up to a maximum value of $14,000,000 could be payable to Tacora's shareholders over a 30 month period on an escalating value over the milestone period. The closing of the transaction is subject to customary conditions to closing.