Form 10-K
period 1997-12-31
ACCESS PHARMACEUTICALS INC
filed 1998-04-01
CIK 318306

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                       Commission File Number 0-9314

                        ACCESS PHARMACEUTICALS, INC.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                          83-0221517
------------------------                              ----------------
(State of Incorporation)                         (I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX                75207
--------------------------------------------              ---------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code:(214) 905-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, Four Cents ($0.04) Par Value
             ------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.    Yes /x/    No
                                                     -----      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 27, 1998 was approximately $5,957,000.

As of March 27, 1998 there were 37,442,343 shares of Access
Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                     PART I - FINANCIAL INFORMATION

ITEM 1.     BUSINESS

Overview of Current Operations

Access Pharmaceuticals, Inc. (together with its subsidiary, "Access" or the "Company") was founded in 1974 as Chemex Corporation, a Wyoming corporation, and in 1983 changed its name to Chemex Pharmaceuticals, Inc. ("Chemex"). Chemex changed its state of incorporation from Wyoming to Delaware on June 30, 1989. In connection with the merger of Access
Pharmaceuticals, Inc., a Texas corporation ("API"), with and into the Company on January 25, 1996, (the
"Merger"), the name of the Company was changed to Access Pharmaceuticals, Inc.

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in
Seattle, Washington, whereby Tacora became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, based upon the achievement of certain milestones enumerated in the merger agreement, the Company currently may be required to issue up to approximately 2,750,000 shares of Common Stock to the former stockholders of Tacora. Such shares of Common
Stock are payable at an escalating value over the milestone period.

Access's principal executive office is at 2600
Stemmons Freeway, Suite 176, Dallas, Texas 75207; its telephone number is (214) 905-5100.

Business Summary

Access is a drug delivery company using advanced polymer technology for application in cancer treatment, dermatology and imaging. In addition, the Company has developed a drug to treat canker sores that was sold to Block Drug Company ("Block") and is currently being marketed in the United States by Block subject to a royalty agreement with the Company. The
Company's lead compounds are as follows:

Polymer Platinate (AP 5070) - Platinum compounds are one of the largest selling categories of chemotherapeutic agents with annual sales in excess of $800 million. As is the case with all chemotherapeutic drugs, the use of Cisplatin is associated with serious systemic side effects. The drug delivery goal therefore is to enhance delivery of the drug to the tumor and minimize the amount of drug affecting normal organs in the body. The Company's
Polymer Platinate, (as to which the Company has applied for patents) seeks to achieve this goal by attaching a large polymer to a small Platinum molecule, taking advantage of the fact that the cells lining the walls of blood vessels that feed tumors are usually leaky or hyperpermeable, allowing the large
Polymer Platinate molecule to enter the tumor in preference to other tissue, which does not have leaky or hyperpermeable blood vessels. On the other hand, the capillary/lymphatic drainage system of tumors is not well developed and limited, so the drug gets trapped in the tumor. This effect is called enhanced permeability and retention (EPR). In addition, the polymer is designed to shield the Platinate to minimize interactions with normal cells, thereby reducing toxicity. The proposed mechanism of drug uptake by tumor cells bypasses known membrane associated mechanisms for development of tumor resistance, which could provide a further significant clinical advantage in treating drug resistant patients and avoiding drug resistance.

In animal models, the Company's Polymer Platinate has delivered up to 63 times the amount of Platinum to tumors compared with Cisplatin alone at the maximum tolerated dose, and the Company's Polymer Platinate was approximately 2.5 times more effective in inhibiting tumor growth than Cisplatin alone. In terms of dosing, in animal studies, up to 15 times more Platinum has been injected using the Company's
Polymer Platinate, which could be clinically significant as Platinum has a steep dose response curve. Consequently, clinical outcome could be greatly improved as a result of the ability to deliver additional drug to the tumor.

The Company plans to commence human clinical trials for its Polymer Platinate in the next 12 months, if the results of additional ongoing activities are successful.

Zinc Clindamycin - The addition of zinc to a drug has the effect of enhancing the penetration of the drug into the skin, yet holding the drug in the skin, making zinc effective for the delivery of dermatological drugs. The Company has a broad patent covering the use of zinc for such purposes.

The first zinc drug being developed by Access, in conjunction with its licensing partner, is Zinc
Clindamycin for the treatment of acne. Acne drugs constitute an approximately $700 million dollar per year market. Clindamycin is a widely prescribed drug for the treatment of acne, and Access believes that the addition of zinc could potentially significantly increase the effectiveness of the drug through the reservoir effect of zinc, the activity of zinc and Clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance. Clinical trials for Zinc Clindamycin are planned to commence in the second half of 1998.

The Company believes that its zinc technology could provide a broad development platform for improved delivery of many topically applied products. The next product to be developed is expected to be zinc with Bethamethazone, for applications in a variety of inflammatory dermatological conditions. Additional developments are planned using vitamin D, retanoids and anti-fungals.

Access had entered into a license agreement with Strakan Limited ("Strakan") relating to its zinc technology. Strakan has agreed to fund the development costs of Zinc Clindamycin and any additional compounds developed utilizing the zinc patent, and will share equally all milestones payments received from the sublicensing of the compound. In addition, Access will receive a royalty on sales of products based on this technology.

MRI Imaging Agent - Magnetic resonance imaging (MRI) is a non-radioactive method of producing imaging for the diagnosis of a broad range of diseases and conditions. To date, for the diagnosis of cancer, the sensitivity of MRI has been insufficient to pick up very small tumors. The Company is developing an imaging agent that may greatly enhance the ability of MRI to detect certain small tumors. Currently, gadolinium, a rare earth metal, is used as an imaging agent in MRI, but its use is restricted to imaging brain tumors and the central nervous system. The problem is that gadolinium alone defuses much too rapidly throughout the body and is eliminated very quickly. The Access imaging agent consists of gadolinium bound to a chelate and attached to a polymer that selectively binds to tumors. Animal studies have indicated that the use of this imaging agent can result in up to 40% brighter images and the ability to detect tumors significantly smaller than currently available techniques. In addition, in animal studies, the imaging agent has increased the time period during which images can be taken by factor of up to four, which would be a major practical advantage in diagnosing patients.

Access has a collaboration with The Dow Chemical
Company ("Dow Chemical") to develop an improved compound utilizing Dow Chemical's chelation technology to bind gadolinium and attach to the polymer. In prior formulations of the imaging agent, the chelator was considered insufficiently pure for purposes of clinical development.

Amlexanox - This is currently the only compound approved by the FDA for the treatment of canker sores.
Independent market research sponsored by the Company indicates that more than 7 million patients visit doctors or dentists per year in the United States with complaints of canker sores. In 1995, Access sold amlexanox to Block subject to a retained royalty.
Access is currently in negotiations with Block for the international rights to the product (except for Japan). On the closing of such an agreement Access has agreed to grant Strakan rights to the product for the United Kingdom and Ireland. Strakan has commenced the European registration process for the product. It is anticipated that the product will be registered throughout Europe in 1999. An international outlicensing program is ongoing.

Access has commenced work on developing an over-the-
counter version of amlexanox, which could have
significantly higher sales potential than the
prescription drug.  In addition, Block has an
Investigational New Drug Application ("IND") to
commence clinical trials to expand the number of
indications for amlexanox.   The Company expects that
such trials will initially focus on treatment of mucositis in chemotherapy patients.

Access owns additional patented advanced technologies designed to deliver drug in response to specific diseases or take advantage of biological mechanisms.
This technology includes potential vaccine delivery and recognition of disease sites, including cancer.
These technologies are designed to provide the Company's next advanced drug delivery product development candidates.

Company Profile

Access is a Site-Directed Targeting Company using biresponsive drug carriers to target and control the release of therapeutic agents into sites of disease activity and clear the non-targeted fraction.

Company Vision

Lead the industry in the Site-Directed Targeting and Controlled Release of therapeutic agents that take advantage of the body's biological mechanisms to enhance the clinical effectiveness and reduce the toxicity of a broad range of potent drugs.

Drug Development Strategy

Part of Access' integrated drug development strategy is to form creative alliances with centers of excellence so drug delivery opportunities can be fully maximized. Access has signed agreements with The
School of Pharmacy, University of London for platinate polymer technology, Dow Chemical in chelation technology for imaging products and radiopharmaceuticals, Strakan Ltd for the delivery of topical therapeutic agents which exploit the Access zinc patent and Duke University for advanced drug delivery systems.

The Access strategy is to initially focus on utilizing its technology in combination with approved drug substances to develop novel patentable formulations of potential therapeutic and diagnostic products. The
Company believes that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, Access is directing its resources to the preclinical and early clinical phase of development and plans to outlicense to, or co-develop with, marketing partners its current product candidates during the clinical development phases.

Access has initiated and will continue to expand its internal core capabilities of chemistry, formulation, analytical methods development, initial process scale up, carbohydrate analysis, drug/diagnostic targeting screens and project management capability to maximize product opportunities in a timely manner. The manufacturing scaleup, preclinical testing and product production will be contracted to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, Access does not currently plan to become a fully integrated pharmaceutical company.

Consequently, Access expects to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, it is believed that the Access technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion of effective drug delivery is to control and optimize the localized release of drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems, etc., are based on a physical erosion process for enhancing active product into the systemic circulation with the objective of improving patient compliance. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity. The Access technology platforms are differentiated from conventional drug delivery systems in that they seek to apply a disease specific approach to improve the drug delivery process with polymer carrier formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products. This is achieved by utilizing
Bio~Responsive TM Polymers as novel drug delivery solutions to match the specific physical properties of each drug with the biological characteristics of each disease and targeting sites of disease activity. The
Company believes that the ability to achieve physiological triggering of drug release at the desired site of action could enable the Access
Bio~Responsive TM Polymers to potentially have broad therapeutic applications in the site specific delivery of chemotherapeutic agents in cancer, infection, inflammation, drugs for other autoimmune diseases, proteins, peptides and gene therapy.

Bio~Responsive TM Polymers mimic the natural transport mechanisms in the body which are involved in the localized delivery of biological mediators and cellular trafficking. Access uses a multi-faceted approach through the use of both natural carbohydrates and synthetic polymers. Access' central focus is to use Bio~Responsive TM Polymers systems that can respond to normal biochemical or disease-induced signals to localize drug carrier and release drug in a highly selective fashion. These polymeric drug carriers can be applied to a wide range of drug molecules including proteins and nucleotides and can be engineered to control pharmacokinetics and body distribution, site-selectivity, site-release of drug and drug clearance from non-target sites.

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

   * disease specific carbohydrate recognition by vascular endothelial cells and underlying tissue

   *   enhanced permeability and retention in tumors

   *   triggered secretion of biological mediators

Access Carbohydrate Polymer Drug Delivery Technology

The Access carbohydrate polymer drug delivery technology exploits specific changes in the vascular endothelium that occur during disease processes. These carriers mimic disease-specific, carbohydrate recognition by vascular endothelium cells and underlying tissue. It has been well established that white blood cells can recognize, target and permeate disease sites by means of surface carbohydrates which bind to cytokine-induced endothelium plus underlying tissue and cells. A number of receptors on the endothelium and on underlying tissue are known to bind sulfated glycosaminoglycans, such as heparin and dermatan sulfate. Access has developed glycosaminoglycan carriers to selectively image and treat diseases involving the neovascular endothelium.
Access believes that its glycosaminoglycan technology has broad potential in a number of therapeutic applications including cancer, inflammation and infection.

Access Synthetic Soluble Polymer Drug Delivery
Technology

In collaboration with The School of Pharmacy,
University of London, Access has developed a number of synthetic polymers, including hydroxypropylmethacrylamide co-polymers and polyamidoamines designed to be used to exploit EPR ("enhanced permeability and retention") in tumor cells and control drug release. Many solid tumor cells possess vasculature that is hyperpermeable (i.e., "leaky") to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently they selectively accumulate circulating macromolecules (up to 10% of an intravenous dose per gram in mice). This effect has been termed EPR, and is thought to constitute the mechanism of action of SMANCS (styrene-maleic/anhydride-neocarzinostatin), which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability with the drug carrying polymers getting trapped in tumors and then being taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Drug is released inside the tumor mass while polymer/drug not trapped in tumors is renally cleared from the body. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, e.g. cisplatin.

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

Access Topical Delivery Technology

Access has granted a license to Strakan, for the development of compounds that utilize zinc ions to produce a reservoir of drug in the skin to increase the efficacy of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systemic circulation. This latter factor is especially important after trying to minimize unwanted side-effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one which can produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by the complexation of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This
"reservoir effect" is defined as an enhancement of the skin or membrane's ability to both absorb and retain pharmacological agents, i.e.:

   -   To increase skin or membrane residence time
   -   To decrease drug transit time
   -   To reduce transdermal flux

A number of compounds are known to enhance the ability of pharmacologically active agents to penetrate the skin, but have the disadvantage of allowing rapid systemic dispersion away from the site of disease.
Many topical agents, such as the retinoids used in the treatment of acne, and methotrexate, used in the treatment of psoriasis, are systemically toxic. There is therefore a need for a method of enhancing the ability of such agents to penetrate the skin so that a lesser total dosage may be used, while at the same time retarding their ability to move from the skin to the systemic circulation.

Under the terms of this agreement Strakan has agreed to fund the development costs of Zinc Clindamycin and any additional compounds developed utilizing the zinc patent, and will share equally in all milestone payments received from sublicensing of the compound.
In addition, the Company will receive a royalty on sales of products based on this technology.

Research Projects, Products and Products in
Development


                       ACCESS DRUG PORTFOLIO

                                                     FDA       Clinical
Compound           Originator  Indication          Filing      Stage(1)
--------            --------    --------          --------     --------
Cancer
------
AP 4010             Access    Anti-tumor          Development    Pre-Clinical
AP 5070             Access    Anti-tumor          Development    Pre-Clinical
AP 2011             Access    MRI Contrast Agent  Development    Research
Radiopharmaceutical Access    Cancer Diagnosis    Development    Research
Amlexanox(2)        Takeda    Mucositis           IND Phase      Phase I

Topical Delivery
----------------
Amlexanox(2)
(CHX-3673)          Takeda    Oral ulcers         FDA Approved   Completed
Zinc compound(3)    Access    Enhancing drug      Development    Pre-Clinical
                              penetration and
                              retention in the
                              skin (acne)

(1) See "Government Regulations" for description of clinical stages.
(2)  Sold to Block.  Subject to a Royalty Agreement.
(3)  Licensed to Strakan.

Access begins the product development effort by screening and formulating potential product candidates, selecting an optimal active and formulation approach and developing the processes and analytical methods. Pilot stability, toxicity and efficacy testing are conducted prior to advancing the product candidate into formal preclinical development.
Specialized skills are required to produce these product candidates utilizing the Access technology.
Access has a core internal development capability with significant experience in these formulations.

Once the product candidate has been successfully screened in pilot testing, Access' scientists together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with Company consultants. Access does not plan to have an extensive clinical development organization as this is planned to be conducted by a development partner.

With all of Access's product development candidates, there can be no assurance that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. There can be no assurance that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

The Company (both Chemex and API) expended approximately $2,433,000, $1,405,000 and $1,981,000 on research and development during the years 1997, 1996 and 1995, respectively. Expenditures on research and development are expected to increase during 1998 and subsequent years, subject to funding.

Approved Product Amlexanox

Amlexanox is the first and only prescription medication indicated specifically for the treatment of canker sores, in patients with normal immune systems.
There are numerous OTC products available which will temporarily relieve the pain associated with canker sores, however, amlexanox is the only prescription medication specifically indicated to treat canker sores. Current estimates indicate approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim their canker sores recur.

Block has the worldwide rights to the product and have launched the product in the United States in December
1997. Access is currently in negotiations with Block with respect to the international rights to the product (expect Japan). On the closing of such an agreement, Access has agreed to grant Strakan rights to the product for the United Kingdom and Ireland.
Strakan has commenced the European registration process for the product. It is anticipated that the product will be registered throughout Europe in 1999.
An international outlicensing program is ongoing.

Development Program Topical Delivery

Access has a patent for enhancing drug penetration and retention in the skin utilizing zinc ions, which is licensed to Strakan. A wide range of agents are potentially suitable for complexing with zinc ions, with examples from all of the major dermatological product groups including, anti-bacterials, anti-fungals, steroids, anti-histamins, analgesics, anti-inflammatories and anti-psoriasis agents.

Zinc clindamycin - the most advanced development
(scheduled for clinical testing commencing in the second half of 1998) is a combination of zinc and clindamycin in the treatment of acne. The market for acne treatments exceeds $700 million in Europe and the USA. The potential product advantage of this development is anticipated to be improved efficacy and/or reduced dosing.

Zinc steroid - formulation development has commenced on incorporating a steroid in a zinc complex. It is anticipated that preclinical development will be concluded in 1998, with clinical testing commencing in early 1999. Due to the serious side effects of corticosteroids, potent steroids are used only when a condition is unresponsive to milder treatment. A broader usage of more potent steroids could be achieved utilizing zinc ions to reduce uptake in circulatory systems and consequently significantly reduce side effects.

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

Polymer Platinate, AP-5070 - Access, in conjunction with The School of Pharmacy, University of London, is developing a soluble, synthetic polymer conjugate formulation of cisplatin for the first line treatment of solid tumors in indications where cisplatin is currently approved. Preliminary animal studies indicate:

* improved efficacy over standard cisplatin at maximum tolerated dose
*   reduced toxicity over standard cisplatin
*   enhanced tumor uptake and retention of polymer

The Company has applied to the EORTC (the European
Organization for Research and Treatment of Cancer) to enter into human trials. It is anticipated that Phase
I trials will commence in the next twelve months.

Glycopolymer Doxorubicin, AP-4010 - Access has developed a glycopolymer formulation of doxorubicin for the potential use in first line treatment of solid tumors in tumor types where increased amounts of standard doxorubicin without rate limiting toxicity would be clinically beneficial. Preliminary animal studies indicate:

* improved efficacy over standard doxorubicin at equal dosing levels
* enhanced tumor permeation as indicated by histological evidence
*   reduced toxicity over standard doxorubicin

Due to resource limitations and the need to focus on a limited number of opportunities this project is currently on hold and subject to funding. It is not anticipated that this product will advance to clinical development until 1999 at the earliest.

Amlexanox Mucositis - Mucositis is often a significant complication of chemotherapy and can be severe enough to limit therapy. In addition to causing debilitating pain, which adversely affects the patients' ability to eat and speak, the mucositis may promote portals of entry for harmful microorganisms in patients whose immune systems can often be compromised. Any treatment that would accelerate their healing and/or diminish their rate of appearance would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. Mucositis appears to have many clinical similarities to oral aphthous ulcers and since amlexanox has been proven to accelerate their healing, the Company believes it could also have clinical benefit in chemotherapy-induced mucositis. Therefore, amlexanox is now in Phase I clinical studies for this indication with a newer, more suitable formulation.
These studies are being conducted by our partner Block
Drug Company.

Development Programs MRI Imaging Agents

Preoperative diagnostic imaging technologies are used to determine the existence and the extent of disease.
The principal diagnostic imaging technologies are CT
Scanning and Magnetic Resonance Imaging ("MRI"). Both methods produce images that show anatomic boundaries between the tissue suspected of being malignant and the surrounding tissue, to reveal potential disease.
Neither method gives information allowing a clear distinction of malignant from nonmalignant tissue. A more recently developed technology, immunoscintigraphy, uses a gamma ray detection camera externally to identify internally localized radiolabeled antibodies potentially specific to certain cancers. Although immunoscintigraphy with certain radiolabeled antibodies appears capable of distinguishing malignant tumors from nonmalignant lesions and surrounding tissues, none of the external imaging technologies, including immunoscintigraphy, is effective in consistently identifying primary tumors smaller than one centimeter, in precisely locating the site or margins of the tumor, in consistently identifying all metastatic tumor nodules, or in distinguishing pre-invasive from functionally invasive tumor behaviors.

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

Access has formulated a site selective, MRI Contrast
Agent for the detection, staging and monitoring of tumors. Access entered a collaboration with the Dow
Chemical Company for the development of products incorporating Dow's chelation technology and Access'
Bio~Responsive TM Polymers. The collaboration is focused on the development of MRI contrast agents and radiopharmaceutical diagnostic and therapeutics. The agreement provides Access with extensive chelation technology, chelation chemistry and assistance over a broad range of research and development activities.
Dow Chemical is actively participating in the development of the product candidates.

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

A United States patent has issued and two European patents are pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patent covers the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic pharmacologically active agents. The patent also relates to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

Access acquired the license to two provisional patent applications for polymer platinum compounds. These two provisional patent applications are the result of a collaboration between the Company and the School of Pharmacy, University of London, from whom the technology has been licensed. The patents include a number of synthetic polymers, including hydroxypropylmethacrylamide and polyamidoamines, that can be used to exploit enhanced permeability and retention and control drug release. The provisional patent application includes a pharmaceutical composition for use in tumor treatment comprising polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which accumulates at a tumor site.
The patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

Access has recently acquired one U.S. patent and three patent applications (two U.S. and one European) in condensed-phase microparticles. These patents are licensed from the Mayo Clinic and were acquired by Access through the merger with Tacora in December
1997. This technology is based on the Smart Polymer
Matrices of Secretory Granules from secretory cells such as the mast cell or goblet cell. The technology has the following properties to control the storage and release of molecules within the body: 1) encapsulation of high concentration of small molecules, nucleotides and proteins; 2) highly stable storage medium for a variety of naturally occurring biological molecules; and 3) release of stored products in response to environments, external or internal signals to ensure correct location, timing and concentration of secreted products in the body.

Access holds U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Nine patents have issued commencing in 1990
(eight U.S. and one European) and an additional five patent applications are pending (two U.S. and three
European).

These patents and applications relate to the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selectins, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

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

Dr. Ranney has signed an Assignment of Intellectual
Property Agreement whereby all rights, title and interest in and to all subsequent inventions and confidential information will become the sole and exclusive property of Access at the earlier of the date of conception or development, or May 31, 1998.

Under the terms of the Patent Purchase Agreement as amended, Dr. Ranney has retained certain rights and interests in the intellectual property, including a non-exclusive right to use the inventions and technology covered by or relating to the patents for his own research, teaching or other academic related purposes, and for research and development of uses or implementations of the inventions and technology improvements. Access maintains the first right to negotiate the acquisition of any new inventions or technology improvements developed by Dr. Ranney relating to the technology. Beginning in 1994, Access has agreed to pay Dr. Ranney a royalty of three-quarters of one percent (0.75%) of Access' gross revenues derived from products covered by the patents and to pay certain minimum payments.

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

Government Regulations

Access is subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by other federal and state agencies as well as comparable agencies in foreign countries where registration of products will be pursued. Although a number of Access' formulations incorporate extensively tested drug substances, because the resulting formulations make claims of enhanced efficacy and/or improved side effect profiles they are expected to be classified as new drugs by the FDA.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern the testing, manufacturing, safety, labeling, storage, shipping and record keeping of Access' products. The FDA has the authority to approve or not approve new drug applications and inspect research and manufacturing records and facilities.

Among the requirements for drug approval and testing is that the prospective manufacturer's facilities and methods conform to the FDA's Code of Good
Manufacturing Practices ("GMP") regulations which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during the production process and the facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, and the FDA approval of an NDA prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. Clinical trials typically involve a three-phase process. Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages as well as preliminary evidence of efficacy in humans. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found effective in Phase II, it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit or risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

The process of doing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period. In some cases tests may have to be redone or new tests instituted to comply with FDA requests. Review by the FDA may also take a considerable time period and there is no guarantee an NDA will be approved. Hence, Access cannot with any certainty estimate how long the approval cycle may take.

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

The principal current competitors to Access' polymer targeting technology fall into two categories:
monoclonal antibodies and liposomes. Access believes its technology potentially represents a significant advance over these older technologies because its technology provides a system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to other technologies.

Even if Access' products are fully developed and receive required regulatory approval, of which there is no assurance, Access believes that its products can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area. Consequently, Access does not currently plan to establish an internal marketing organization. By forming strategic alliances with major pharmaceutical and diagnostic medical imaging companies, management believes that Access' development risks should be minimized and the technology will potentially be more rapidly developed and successfully introduced into the marketplace.

Employees

As of January 1, 1998 Access has 18 full time employees, ten of whom have advanced scientific degrees. Access believes that it maintains good relations with its personnel.
In addition, to complement its internal expertise, Access contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including toxicology, sterility testing and preclinical testing to complement its internal expertise.

Operations Prior to January 1996

Access operated as Chemex prior to the Merger, on January 25, 1996. On September 14, 1995, at a Special
Meeting of Stockholders, the Chemex Stockholders approved the sale of its rights to amlexanox to Block, retaining the right to receive royalties from future sales of amlexanox. As a consideration for the sale of the Company's share of amlexanox, Block (a) made a nonrefundable up-front royalty payment of $2.5 million; (b) is obligated to pay

Access $1.5 million as a prepaid royalty at the end of the calendar month during which Block together with any sublicensee has achieved cumulative worldwide sales of amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay royalties to Access for all sales in excess of cumulative worldwide sales of amlexanox oral products of $45 million, as defined.

The Company announced on December 19, 1996 that Block has received approval from the U.S. Food and Drug
Administration for amlexanox. Amlexanox is marketed under the name Apthasol TM.

Risk Factors

Certain of the statements contained in this Annual
Report on Form 10-K are forward looking statements within the meaning of Section 27a of the Securities
Act of 1933, as amended, that involves risks and uncertainties including but not limited to the risk factors set forth below:

History of Losses and Expectation of  Future Losses;
Uncertainty of Future Profitability The Company has incurred a cumulative operating loss of approximately
$19.7 million through December 31, 1997. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop target candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, pre-clinical and clinical trials and development of manufacturing capabilities. In the next few years, the Company's revenues may be limited to any amounts received under research or drug development collaborations that the Company will establish. There can be no assurance, however, that the Company will be able to establish any collaborative relationships on terms acceptable to the Company. The Company's ability to achieve significant revenue or profitability is dependent on its ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for the drug candidates and to manufacture and commercialize the resulting drugs.
The Company will not receive revenues or royalties from commercial sales for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations would impair the Company's ability to sustain operations. There can be no assurance that the Company will ever successfully identify, develop, commercialize, patent, manufacture and market any products, obtain required regulatory approvals or achieve profitability.

Research and Development Focus Access' focus is on commercializing proprietary biopharmaceutical patents.
Although Access may in the future have some royalty income, it is still in the development stage, and its proposed operations are subject to all the risks inherent in the establishment of a new business enterprise, including the need for substantial capital. Access has recorded minimal revenue to date.
It is anticipated that Access will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time. As a non-revenue producing company, normal credit arrangements are unavailable to Access and, therefore, it is likely that Access would be forced to accept unfavorable terms if it should attempt to raise additional needed funds through borrowing. There can be no assurance that any such credit arrangements would be available. Further, it is anticipated that additional losses will be incurred in the future, and there can be no assurances that Access will ever achieve significant revenues.

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

Absence of Operating Revenue  Royalties received by
Access for sales of Actinex TM and Amlexanox TM have not been significant to date. There can be no assurance of revenue or profits in the future. Access currently has no products approved for sale and there can be no assurance as to the expenditures of time and resources that may be required to complete the development of potential Access products and obtain approval for sale or if such completion and approval can be realized.

Going Concern Uncertainty The Company's audited consolidated financial statements at and for the twelve months ended December 31, 1997 contain a reference to the Company's ability to meet its obligations as they occur and indicate that the Company may be unable to continue as a going concern.

Early Stage of Product Development; No Assurance of
Successful Commercialization The Company's potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that any or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such drugs; or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, operating results and financial condition.

Additional Financing Requirements; Uncertainty of
Available Funding. The Company will require substantial additional funds for its development programs, for operating expenses, for pursing regulatory clearances, and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company believes that existing capital resources, interest income and revenue from possible collaborative agreements, will be sufficient to fund its operating expenses and capital requirements as currently planned for two to six months. However, there can be no assurance that such funds will be sufficient to fund its operating expenses and capital requirements during such period.
The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical trials, the ability of the Company to maintain existing and establish new collaborative agreements with other companies to provide funding to the Company, the technological advances and activities of competitors and other factors. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through issuance of equity securities or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require the Company to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that the Company would not otherwise issue or relinquish in order to continue independent operations.

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

No Marketing, Sales, Clinical Testing or Regulatory
Compliance Activities In view of the development stage of the Company and its research and development programs, the Company has restricted hiring to research scientists and a small administrative staff and has made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If the Company successfully develops any commercially marketable pharmaceutical products, it may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or it may choose to pursue the commercialization of such products on its own. There can be no assurance, however, that the Company will be able to enter into such marketing arrangements on acceptable terms, if at all. Further, the Company will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if it develops pharmaceutical products with commercial potential that it determines to commercialize itself. There can be no assurance, however, that it will be able to acquire such resources or personnel.

Manufacturing Limitations The Company intends to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if its potential products are approved for commercialization. If the Company is unable to contract for a sufficient supply of its potential pharmaceutical products on acceptable terms, the

Company's preclinical and human clinical testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which may have a material adverse effect on the Company. If the Company encounters delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute its finished pharmaceutical or other medical products (if any), market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices ("GMP") required by the FDA. Manufacturing facilities must pass a preapproval plant inspection before the FDA will issue a pre-market approval or product and establishment licenses, where applicable, for the products. If the Company is unable to obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. The
Company has no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes. In addition, there can be no assurance that the Company will be able to manufacture or enter into arrangements with third parties for the manufacture of any products successfully and in a cost-effective manner.

Hazardous Materials; Environmental Matters  The
Company's research and development processes involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for storing, using, handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.
Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Impact of Extensive Government Regulation. The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's drug candidates will require governmental approvals for commercialization, none of which have been obtained.
Preclinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities.
Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. There can be no assurance as to when the Company, independently or with its collaborative partners, might first submit an Investigational New
Drug Application ("IND") for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

The effect of government regulation may be to delay marketing of the Company's potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing as well as the Company's ability to generate significant revenues from commercial sales. There can be no assurance that FDA or other regulatory approvals for any drug candidates developed by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for the Company's drug candidates are obtained, the Company, its drugs and its manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The FDA has developed two "fast track" policies for certain new drugs (including anti-cancer agents), one policy for expedited development and review and one policy for accelerated approval. The expedited development and review policy applies to new drug therapies that are intended to treat persons with life-threatening and severely-debilitating illnesses, especially where no satisfactory alternative therapy exists. The accelerated approval policy applies to certain new drugs that are intended to treat persons with serious or life-threatening illnesses that provide a meaningful therapeutic benefit to patients over existing treatments. See "Business-Government
Regulation." There can be no assurance that any drug candidate contemplated by the Company will qualify for the FDA's various fast track or priority approval policies. Nor can there by any assurance that such policies will remain as currently implemented by the FDA.

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

Potential Product Liability and Availability of
Insurance. The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's drug candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does not have product liability insurance but intends to obtain such coverage if and when its drug candidates are tested in clinical trials. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, if at all, or that a product liability claim would not adversely affect the Company's business, operating results or financial condition.

Reimbursement and Drug Pricing Uncertainty. The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of the Company's drug candidates will depend substantially on reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United
States or elsewhere will be available for any drugs the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's drugs, thereby adversely affecting the Company's business. If reimbursement is not available or is available only to limited levels, there can be no assurance that the Company will be able to obtain collaborative partners to manufacture and commercialize its drugs, or would be able to obtain a sufficient financial return on its own manufacture and commercialization of any future drugs.

Third-party payors are increasingly challenging the prices charged for medical products and services.
Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices of pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell any of its drugs if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

Uncertainty of Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. Because of the length of time and expense associated with bringing new drug candidates through the development and regulatory approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. Although Access has fourteen
U.S. patents and is either the owner or licensee of technology and there are six U.S. patent applications now pending, there can be no assurance that any additional patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted to third parties, or may be granted, covering products or processes that are necessary or useful to the development of the Company's drug candidates. If the Company's drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacturer and sale of such drug candidates could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. There has been significant litigation regarding patents and other proprietary rights. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation (regardless of the strength of the Company's legal position) and the potential damages that the Company could be required to pay could be substantial.

In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees and consultants.
There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

Intense Competition. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United
States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive.

In addition, some of the Company's competitors have greater experience than the Company in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, the
Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulation agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

Uncertainty Associated with Preclinical and Clinical
Testing. Before obtaining regulatory approvals for the commercial sale of any of the Company's potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. The
Company is dependent on its collaborative partners to conduct clinical trials for its drug candidates.
Furthermore, there can be no assurance that preclinical or clinical trials of any future drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and would have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Government
Regulation."

No Assurance of Market Acceptance. There can be no assurance that any drugs successfully developed by the Company, independently or with its collaborative partners, if approved for marketing, will achieve market acceptance. The drugs which the Company is attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the Company's drug candidates, their potential advantage over existing therapies and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients or the medical community in general will accept and utilize any drugs that may be developed by the Company independently or with its collaborative partners.

Dependence on Key Personnel. The Company is highly dependent upon the efforts of its senior management and scientific team, including its President and Chief
Executive Officer. The Company does not maintain key man life insurance for any of its key employees and does not intend to obtain such insurance. The loss of the services of one or more of these individuals might impede the achievement of the Company's development objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific and technical personnel.
There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities.

Concentration of Ownership  Dr. David Ranney and
Nicholas Madonia currently beneficially own approximately 24.4% and 17.1%, respectively, of the issued and outstanding Common Stock. Dr. Ranney subject to the terms of a certain Stockholder's
Agreement between Dr. Ranney and the Company (the
"Stockholder's Agreement") which provides that so long as he beneficially owns fifteen percent or more of the capital stock of Access, he will, subject to certain conditions and exceptions, vote all of his shares of the capital stock of Access as recommended by the Board of Directors of Access for any proposal presented to the Access Stockholders for approval.
Nicholas Madonia does not have a Stockholders
Agreement with the Company. In addition, each of Dr.
Ranney and Mr. Madonia has agreed not to sell any shares of Common Stock of the Company for a period of twenty-four months. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain
Relationships and Related Transactions."

Possible Volatility of Stock Price Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to Access and outside its control also could affect the market price of the Common
Stock. See "Per Share Prices of and Dividends on
Common Stock."

Limited Market for Common Stock Trading in Access' securities is presently conducted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, the Company's securities are subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors
(generally with assets of $1,000,000, or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the securities of the Company and may effect the ability of purchasers to sell their securities in the secondary market.

Effect of Recapitalization of the Company through a
Proposed One-For-Twenty Reverse Stock Split and
Decrease in the Number of Authorized Shares   The
Company will propose to its shareholders at its shareholders meeting, to be held on April 14, 1998, an amendment to its Certificate of Incorporation, as amended, to effect a recapitalization (the
"Recapitalization") of the Company through a one-for-twenty reverse stock split of its Common Stock and decrease the number of authorized shares of Common
Stock from 60.0 million shares, par value $.04 per share to 20.0 million shares, par value $.01 per share. The Recapitalization would in fact proportionately increase the number of authorized but unissued shares when compared with the number of issued and outstanding shares before the Recapitalization. This proposal, if approved, would decrease the number of outstanding shares of Common
Stock from approximately 37.4 million to 1.9 million.
This proposal has not been approved as of the date of this report.

If the Company implements the Recapitalization, there can be no assurances that the market price of the

Company's Common Stock immediately after the implementation of the proposed Recapitalization will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate twenty times the market price before the proposed reverse stock split. The Company currently does not meet the listing requirements for the NASDAQ
SmallCap Market and there can be no assurances that the Company will be listed on the NASDAQ SmallCap
Market or any exchange.

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

Market Impact of Future Sales of Common Stock Sales of substantial amounts of shares of Access Common
Stock in the public market could adversely affect the market price of the Common Stock. As of the date of this report, all outstanding shares of Common Stock are unrestricted and freely tradable or tradable under Rule 144, however, shareholders holding approximately
17.6 shares of Common Stock have agreed not to sell such shares for a period up to twenty-four months.
There also are outstanding options, warrants and rights to purchase up to approximately 8.5 million shares of the Common Stock. The sale of a substantial amount of these shares could have a material adverse effect on the future market price of the Common
Stock.

Absence of Dividends. Access has not paid cash dividends on its Common Stock does not anticipate paying cash dividends on Common Stock in the foreseeable future. See "Share Prices of and Dividends on Common Stock.

NASD Requirements. The Company's shares were delisted from the NASDAQ Small Cap Market effective April 27,
1995 for failure to meet certain financial criteria.
The Common Stock continues to be traded in the over-the-counter market and reported in the OTC Bulletin
Board. As such, the Common Stock, when recommended by a broker-dealer, is subject to the limitations of rule
15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Stock (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association) and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Shares or
(2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience and investment objectives and, based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent adviser) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Stock, will have to comply with the disclosure requirements of Rule 15g-2, 15g-3, 15g-4, 15g-5 and
15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Stock.

Penny Stock Regulations; Illiquid Securities The regulations of the Securities and Exchange Commission
("Commission") promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors
(generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market


ITEM 2.     PROPERTIES

Access maintains one facility of approximately 9,100 square feet of administrative offices and laboratories in Dallas, Texas. Access has a lease agreement for the facility, which terminates in November 2002, however, the Company has an option for early termination.
Adjacent space is available for expansion which the Company believes would accommodate growth for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Access is not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                         PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

Since February 1, 1996, the Company's Common Stock trades on the OTC Bulletin Board under the trading symbol AXCS. Prior to this date the Common Stock traded under the trading symbol CHMX. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the OTC Bulletin Board for the Company's past two fiscal years.

                         Common Stock
                        --------------

                                               High     Low
                                              ------   ------
Fiscal Year Ended December 31, 1997
First quarter                                 $1-9/32   $ 23/32
Second quarter                                 55/64       3/8
Third quarter                                   1/2        3/16
Fourth quarter                                 45/64      13/64

Fiscal Year Ended December 31, 1996
First quarter                                 $2-11/16   $  7/8
Second quarter                                 2-9/16     1-5/8
Third quarter                                  1-11/16      7/8
Fourth quarter                                 1-5/16       3/4

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

The number of record holders of Access Common Stock at March 13, 1998 was approximately 5,000. Also on March
27, 1998, the closing sale price for the Common Stock as quoted on the OTC Bulletin Board was $0.28. There were 37,442,343 shares of common stock outstanding at March 27, 1998.

To date, no preferred shares have been issued.

Recent Sales of Unregistered Securities

On March 20, 1998, the Company, assisted by an investment bank, raised $725,000 in gross proceeds, less issuance costs of $47,250, from the placement of 29 Units. Each Unit consists of 166,667 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share. The funds will be used to fund the Company's activities until further funds are raised. The investment bank has been engaged to assist the Company in raising up to a total of $8,000,000 to fund the Company's research and development activities.

Effective December 31, 1997 the Company issued 200,000 shares of
Common Stock to The Dow Chemical Company in connection with the License Agreement. The Company relied on Rule
506 and Section 4(2) of the Securities Act of 1933 as exemption from the registration thereunder.

Effective December 31, 1997 the Company issued 417,686 shares of Common Stock to creditors of Tacora Corporation in connection with the Merger Agreement between the Company and Tacora Corporation. The Company relied on
Rule 506 and Section 4(2) of the Securities Act of
1933 as exemption from the registration thereunder.

ITEM 6.SELECTED FINANCIAL DATA (Thousands, Except for
Net Loss Per Share) (1)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 1997, has been derived from the audited financial statements of Access and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10K.

                                     For the Year Ended December 31,
                              -------------------------------------------
                              1997      1996      1995      1994     1993
                            --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:
Total Revenues              $   435       $167      $690     $1,039       $322
Operating Loss               (4,524)   (11,613)   (1,046)      (466)    (1,386)
Other Income                    119        196         5          9         34
Interest Expense                 36         45        58         19          -
Loss Before Income Taxes     (4,441)   (11,462)   (1,099)      (476)    (1,352)
Income taxes                     -           -         -          -         32
Net Loss                     (4,441)   (11,462)   (1,099)      (476)    (1,384)

Common Stock Data:
Net Loss Per Basic and
  Diluted Common Share        $(.14)     $(.38)    $(.09)     $(.04)    $(.12)
Weighted Average Basic and
  Diluted Common Shares
  Outstanding                 31,676     29,845    11,846     11,160    11,160


                                                 December 31,
                             -------------------------------------------------
                               1997      1996      1995      1994      1993
                             --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Total Assets                  $1,447    $4,928      $424     $1,261   $1,079
Notes Payable                      -       110       100          -        -
Total Liabilities                848       868       773        731       71
Stockholders' Equity (Deficit)   599     4,060      (349)       531    1,007

(1) - Reflects Company data for 1997 and 1996 and API data for the years 1995, 1994 and 1993. Net Loss Per Basic and Diluted Common Share and Weighted Average Basic and Diluted Common Shares Outstanding are adjusted by the conversion factor 3.824251 used for the merger of API with the Company.

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in
Seattle, Washington, whereby Tacora became a wholly-owned subsidiary of the Company. Operations have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma disclosure relating to the Tacora acquisition is not presented as the impact is immaterial to the Company.
The Company used the purchase method of accounting for the investment in Tacora. The aggregate purchase price was $733,000 payable in $124,000 in cash and $192,000 in stock. Additionally, the Company assumed $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations. Based upon the achievement of certain milestones enumerated in the merger agreement, the Company may be required to issue up to approximately 2,750,000 shares of common stock of the Company ("Common Stock") to the former stockholders of Tacora. Such shares of Common Stock are payable at an escalating value over the milestone period. The excess purchase price of the fair value of Tacora's net assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.

On January 25, 1996, the Company shareholders, at a
Special Meeting, approved the merger with Access
Pharmaceuticals, Inc. ("API"), a Texas corporation.
Under the terms of the agreement, API was merged into the Company with Chemex as the surviving entity.
Chemex also changed its name to Access
Pharmaceuticals, Inc. and the operations of the consolidated company are now based in Dallas, Texas.
Shareholders of both companies approved the merger.

As a result of the merger, and at time of the merger, the former API stockholders owned approximately 60% of the issued and outstanding shares of the Company.
Generally accepted accounting principles require that a company whose stockholders retain the controlling interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the merger is being accounted for as a "reverse acquisition" for financial reporting purposes and API has been deemed to have acquired an approximate 60% interest in Chemex. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition", the Company remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

Subsequent to the Merger of API into Access, the Company is now managed by the former management of API and the focus of the Company has changed to the development of enhanced delivery of parenteral therapeutic and diagnostic imaging agents and topical delivery systems through the utilization of its patented and proprietary technology.


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

Subsequent to the Merger of API into Access, the Company has been managed by the former management of API and the focus of the Company has changed to a drug delivery company using advanced drug carrier technology for application in cancer treatment, dermatology and imaging. In addition, the Company has developed a drug to treat canker sores that was sold to Block Drug Company ("Block") and is currently being marketed in the United States by Block subject to a royalty agreement with the Company.

In August 1997, the Company entered into an agreement to enter into a collaboration with The Dow Chemical
Company ("Dow Chemical") for the development of products incorporating Dow Chemical's chelation technology and Access' Bio~Responsive TM polymer systems.
The collaboration focus is on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in
Seattle, Washington, whereby Tacora became a wholly-owned subsidiary of the Company. Operations have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma disclosure relating to the Tacora acquisition is not presented as the impact is immaterial to the Company.
The Company used the purchase method of accounting for the investment in Tacora. The aggregate purchase price was $730,000 in $124,000 in cash and $192,000 in stock. Additionally, the Company assumed $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations. Based upon the achievement of certain milestones enumerated in the merger agreement, the Company may be required to issue up to approximately 2,750,000 shares of common stock of the Company ("Common Stock") to the former stockholders of Tacora. Such shares of Common Stock are payable at an escalating value over the milestone period. The excess purchase price of the fair value of Tacora's net assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an immediate of the excess purchase price based on estimated cash flows.

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis if at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At December 31, 1997, the
Company's accumulated deficit was approximately $19.7 million.


                         Recent Developments

On March 20, 1998, the Company, assisted by an investment bank raised $725,000 in gross proceeds, less issuance costs of $47,250, from the placement of 29 Units. Each unit consists of 166,667 shares Common
Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share. The funds will be used to fund the Company's activities until further funds are raised. The investment bank has been engaged to assist the Company in raising up to $8,000,000 to fund the Company's research and development activities.

On April 14, 1998 the Company will hold a special shareholders meeting of stockholders to consider a proposal to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share (the "Common Stock"), decrease the number of authorized shares of Common
Stock from 60.0 million to 20.0 million and decrease the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the
"Recapitalization"). This proposal will decrease the number of outstanding shares of Common Stock from approximately 37.4 million to 1.9 million.

In addition, if the proposal is approved by shareholders, the Company intends to submit an application for listing on NASDAQ or an alternate exchange if it meets all such listing qualifications.
There can be no assurances that the market price of the Common Stock immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate twenty times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

On February 26, 1998, the Company entered into a license agreement with Strakan Limited ("Strakan") relating to the Company's zinc technology. Strakan has agreed to fund the development costs of Zinc
Clindamycin, for the treatment of acne, and any additional compounds developed utilizing the zinc patent, and will share equally all milestones payments received from the sublicensing of the compound. In addition, Access will receive a royalty on sales of products based on this technology.


                    Liquidity and Capital Resources

The Company's principal source of liquidity as of March 27, 1998, is $229,000 of cash and cash equivalents. Working deficit as of December 31, 1997 was $(216,000), a decrease of $4,160,000 as compared to the working capital as of December 31, 1996 of $3,944,000. The decrease in working capital was principally due to the current year's operations and the assumption of liabilities from the Tacora acquisition.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $19,748,000 at December 31, 1997. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger with Chemex Pharmaceuticals, Inc.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the next two to six months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the third quarter of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

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

The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process, uncertainty associated with obtaining and enforcing patents and risks associated with dependence on corporate partners.
Although certain of the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, be precluded from commercialization by proprietary rights of third parties or competitive technology is more effective than product developed by the Company.
Further, there can be no assurance that any collaborations will be initiated, continued or result in successfully commercialized products.

Year 2000 Issue

The Company has developed a plan to modify its information technology to be ready for the year 2000.
The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year
2000 compliant systems in its internal operations. The
Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

Comparison of Years Ended December 31, 1997 and 1996

Revenues for 1997 were $435,000 as compared to $167,000 in 1996, an increase of $158,000. Revenues for 1997 were comprised of $325,000 of licensing income from an ongoing agreement with an emerging pharmaceutical company. The agreement provides for royalty payments if a product is developed from the technology. There was also $110,000 of option income recorded in 1997. Revenues for 1996 were comprised of option income with a pharmaceutical company.

Total research and development spending for 1997 was $2,433,000 as compared to $1,405,000 for the same period in 1996, an increase of $1,028,000. The increase in research and development expenses was due to the following: external research expenditures-
$683,000 primarily due to additional funding of Polymer Platinate at University of London and research at Duke University; salaries and related expenses-
$158,000 due to hiring of additional scientists;
equipment rental and maintenance costs- $82,000;
travel and entertainment- $44,000 due to project management of external research; scientific consulting-
 $43,000 due to additional consulting and manpower for the ongoing projects; and other net increases totaling
$83,000. The increase in research and development expenses is offset by lower moving expenses- $65,000 due to the relocation of scientists in 1996. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $1,784,000 in 1997, a decrease of $154,000 as compared to the same period in 1996. The decrease in spending was due to the following decreases in: business consulting fees- $109,000 primarily due to the fair value of warrants issued in 1997 for consulting being less than the fair value of the warrants issued in 1996; patent expenses- $74,000 due to fewer initial patent filings in 1997 as compared to 1996; lower moving expenses- $44,000 due to the moving expenses associated with the hiring of a business development vice president in 1996; and other decreases of $27,000. The decreases are offset by higher salaries and related expenses- $111,000 due to a full twelve months of salaries in 1997 for all administrative employees as compared to a partial period in 1996. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Interest expense of $36,000 was $9,000 lower in 1997 versus 1996 due to the decrease of the outstanding balance of capital lease obligations. Interest expense will increase in 1998 due to the addition of capital leases from the Tacora acquisition.

Depreciation and amortization increased to $162,000 in 1997 from $123,000 in 1996, an increase of $39,000.
The increase is due to the amortization of $25,000 of licenses and one month of depreciation and amortization of the Tacora assets.

Excess purchase price over the fair value of Tacora's net assets of $580,000 was recorded and written off in the fourth quarter of 1997. In 1996, excess purchase price over the fair value of Chemex's net assets of $8,314,000 was recorded and written off due to an immediate impairment of the excess purchase price.

Total expenses were $4,849,000, including $580,000 of excess purchase price written off for the Tacora purchase, which resulted in a loss for the twelve months of $4,441,000, or $.14 per share.

Comparison of Years Ended December 31, 1996 and 1995

Revenues for 1996 were $167,000 as compared to $690,000 in 1995, a decrease of $523,000. The decrease in revenues for 1996 as compared to the comparable
1995 period was principally due to option payments recorded as income related to a third-party evaluation of certain of the Company's technology. The company performing the evaluation elected not to extend the option period beyond March 29, 1996. An additional
$110,000 in option payments was recorded as unearned revenue. Revenues for 1995 were comprised of sponsored research and development revenues.

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

Total expenses were $11,780,000, including $8,314,000 of excess purchase price written off, which resulted in a loss for the twelve months of $11,462,000, or $.38 per share.

New Accounting Standard

In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS") which are effective for financial statements for periods beginning after December 15, 1997 and which will apply to tghe Company beginning with its fiscal year ending December 31, 1998. Management of the Company does not expect that the adoption of either pronouncement will have a material impact on the Company's financial position, results of operations, or liquidity.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. Examples of comprehensive income, other than net income, include unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

SFAS No. 131. "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.


ITEM 8.     FINANCIAL AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report.

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY

The information requested by this item will be contained in the Company's definitive Proxy Statement
("Proxy Statement") for its 1998 Annual Meeting of
Stockholders to be held on June 12, 1998 and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 11.     EXECUTIVE COMPENSATION

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange
Commission not later than 120 days subsequent to December 31, 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange
Commission not later than 120 days subsequent to December 31, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange
Commission not later than 120 days subsequent to December 31, 1997.



                            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

a.  Financial Statements and Exhibits                                  Page

1. Financial Statements. The following financial statements are submitted as part of this report:

Independent Auditors' Report of KPMG Peat Marwick LLP                   F-1
Independent Auditors' Report of Smith Anglin and Company                F-2
Consolidated Balance Sheets at December 31, 1997 and 1996               F-3
Consolidated Statements of Operations for the three
   years ended December 31, 1997 and the period from
   February 24, 1988 (Inception) to December 31, 1997                   F-4
Consolidated Statements of Stockholders' Equity
   (Deficit) for the period from February 24, 1988
   (Inception) to December 31, 1997                                     F-5
Consolidated Statements of Cash Flows for the three
   years ended December 31, 1997 and the period from
   February 24, 1988 (Inception) to December 31, 1997                   F-6
Notes to Consolidated Financial Statements                              F-7

2.  Financial Statement Schedule.

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

3.   Exhibits.

4.   Exhibit Number

2.1   Amended and Restated Agreement of Merger and
      Plan of Reorganization between Access Pharmaceuticals,
      Inc. and Chemex Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to
      Exhibit A of the Company's Registration Statement on
      Form S-4 dated December 21, 1995, Commission File No. 33-64031)
3.0   Articles of incorporation and bylaws:
3.1   Certificate of Incorporation (Incorporated by
      Reference to Exhibit 3(a) of the Company's Form 8-B dated July 12, 1989, Commission File Number 9-9134)
3.2   Bylaws (Incorporated by referenced to Exhibit
      3(b) of the Company's Form 8-B dated July 12, 1989,
      Commission File Number 0-9314)
3.3   Certificate of Amendment of Certificate of
      Incorporation filed August 21, 1992
3.4   Certificate of Merger filed January 25, 1996.
      (Incorporated by reference to Exhibit E of the Company's Registration Statement on Form S-4 dated
      December 21, 1995, Commission File No. 33-64031)
3.5   Certificate of Amendment of Certificate of
      Incorporation filed January 25, 1996. (Incorporated by reference to Exhibit E of the Company's
      Registration Statement on Form S-4 dated December 21,
      1995, Commission File No. 33-64031)
3.6 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended June 30, 1996)
3.7   Certificate of Amendment of Certificate of
      Incorporation filed July 18, 1996
10.0  Material contracts:

10.1  Irrevocable Assignment of Proprietary
      Information with Dr. Charles G. Smith (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1991)
10.2  Conversion Agreement with Sentinel Charitable
      Remainder Trust dated June 18, 1990 (Incorporated by reference to Exhibit 10 of the Company's Form 10-K for the year ended December 31, 1990)
10.3  Asset Purchase and Royalty Agreement between
      Block Drug Company, Inc. and the Company dated June 7,
      1995 (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-Q for the quarter ended June 30, 1995)
*10.4 1995 Stock Option Plan (Incorporated by reference to Exhibit F of the Company's Registration Statement on Form S-4 dated December 21, 1995,
      Commission File No. 33-64031)
10.5 Stockholder's Agreement dated October 1995 between Access Pharmaceuticals, Inc. and Dr. David F.
      Ranney (Incorporated by reference to Exhibit A of the Company's Registration Statement on Form S-4 dated
      December 21, 1995, Commission File No. 33-64031).
10.6 Patent Purchase Agreement dated April 5, 1994 between David F. Ranney and Access Pharmaceuticals,
      Inc. (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended December 31, 1995)
10.7 First Amendment to Patent Purchase Agreement dated January 23, 1996 between David F. Ranney and
      Access Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1995)
10.8  Lease Agreement between Pollock Realty
      Corporation and the Company dated July 25, 1996
      (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 1996)
10.9 Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November 19, 1996
10.10 License Agreement between The Dow Chemical
      Company and the Company dated June 30, 1997.
      (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 1997)
10.11 Agreement of Merger and Plan of
      Reorganization, dated May 23, 1997 among the Company,
      Access Holdings, Inc and Tacora Corporation
21.   Subsidiaries of the registrant
23.0  Consent of Experts and Counsel
23.1  Consent of KPMG Peat Marwick LLP
23.2  Consent of Smith, Anglin & Co.
27.1  Financial Data Schedule

* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 14(c) of the report

b.   Reports on Form 8-K.

There were no reports on Form 8-K during the fourth quarter of 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACCESS PHARMACEUTICALS, INC.

Date March 30, 1998                  By: /s/ Kerry P. Gray
                                     ----------------------
                                     Kerry P. Gray
                                     President and Chief Executive
                                     Officer, Treasurer

Date March 30, 1998                  By: /s/ Stephen B. Thompson
                                     ---------------------------
                                     Stephen B. Thompson
                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date March 30, 1998                  By:/s/ Kerry P. Gray
                                     ---------------------------
                                     Kerry P. Gray
                                     President and Chief Executive
                                     Officer, Treasurer, Director

Date March 30, 1998                  By:/s/ J. Michael Flinn
                                     --------------------------
                                     J. Michael Flinn, Director

Date March 30, 1998                  By:/s/ Stephen B. Howell
                                     ---------------------------
                                     Stephen B. Howell, Director

Date March 30, 1998                  By:/s/ Max Link
                                     -----------------
                                     Max Link, Director

Date March 30, 1998                  By:/s/ Herbert H. McDade, Jr.
                                     --------------------------------
                                     Herbert H. McDade, Jr., Director

                  Independent Auditors' Report

The Board of Directors and Stockholders
Access Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiary
(a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997 and for the period February 24, 1988
(inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period February 24, 1988 (inception) to December 31, 1997 include amounts for the period from February 24, 1988 (inception) to December 31, 1988 and for each of the years in the six-year period ending
December 31, 1994, which were audited by other auditors whose report has been furnished to us and is included herein, and our opinion, insofar as it relates to the amounts included for the period
February 24, 1988 (inception) through December 31,
1994, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and report of the other auditors included herein, the consolidated financial statements for the three-year period ended
December 31, 1997 referred to above present fairly, in all material respects the financial position of Access
Pharmaceuticals, Inc. and subsidiary (a development stage company) as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997 and for the period February 24, 1988
(inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.
Management's plan's in regard to these matters are also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ KPMG Peat Marwick LLP
                                   -------------------------
                                      KPMG Peat Marwick LLP


Dallas, Texas
March 24, 1998

                         Independent Auditors' Report

The Board of Directors and Stockholders
of Access Pharmaceuticals, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Access Pharmaceuticals, Inc. (a development stage company) for the period February 24, 1988 (inception) through December 31, 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the period February 24, 1988 (inception) through December
31, 1994, in conformity with generally accepted accounting principles.

                                   /s/ Smith, Anglin & Co.
                                   -----------------------
                                      Smith, Anglin & Co.


Dallas, Texas
September 21, 1995

             ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                     a development stage company

                     CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                      1997          1996
                                                    ----------   ----------
Assets
   Current Assets
      Cash and cash equivalents                     $ 438,000    $4,428,000
      Accounts receivable                               1,000         1,000
      Prepaid expenses and other current assets        51,000       190,000
                                                    ----------   ----------
         Total Current Assets                         490,000     4,619,000

   Property and equipment, net (note 5)               422,000       300,000
   Licenses, net (note 1)                             475,000             -
   Other assets                                        60,000         9,000
                                                    ----------    ----------
         Total Assets                              $1,447,000    $4,928,000
                                                   ===========    ==========

Liabilities and Stockholders' Equity
   Current Liabilities
      Accounts payable and accrued expenses         $ 434,000     $ 399,000
      Royalties payable (note 10)                        53,000        50,000
      Accrued insurance premium                        38,000        74,000
      Current portion of obligations
         under capital leases (note 6)                181,000       152,000
                                                    ----------    ----------
         Total Current Liabilities                    706,000       675,000

Obligations under capital leases, net of
   current portion (note 6)                           142,000        83,000
Unearned revenue (note 3)                                   -       110,000
                                                    ----------    ----------
         Total Liabilities                            848,000       868,000

Commitments and Contingencies (notes 6, 10 & 11)

Stockholders' Equity (note 7)
Preferred stock, at December 31, 1997 and 1996,
$.01 par value, Authorized 10,000,000 shares,
none issued or outstanding                                  -            -
Common stock, $.04 par value, authorized
60,000,000 shares, 32,609,010 and 31,391,324
issued and outstanding at December 31, 1997
and 1996, respectively                              1,304,000     1,256,000
Additional paid-in capital                         19,043,000    18,111,000
Deficit accumulated during the development stage  (19,748,000)  (15,307,000)
                                                   ----------    ----------
Total Stockholders' Equity                            599,000     4,060,000

Total Liabilities and Stockholders' Equity         $1,447,000    $4,928,000
                                                   ==========    ==========

----------------------------------------------
See Accompanying Notes to Consolidated Financial Statements

               ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                      a development stage company

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,       (Inception) to
                                            1997         1996         1995      December 31, 1997
                                         ----------   ----------   ----------   ----------
Revenues (note 3)
Research and development                 $        -   $        -   $  690,000   $2,711,000
Option income                               110,000      167,000            -    2,149,000
Licensing revenues                          325,000            -            -      325,000
                                         ----------   ----------   ----------   ----------
Total Revenues                              435,000      167,000      690,000    5,185,000

Expenses
Research and development                  2,433,000    1,405,000      728,000    8,609,000
General and administrative                1,784,000    1,938,000      641,000    6,863,000
Depreciation and amortization               162,000      123,000      367,000    1,056,000
Write-off of excess purchase price          580,000    8,314,000            -    8,894,000
                                         ----------   ----------   ----------   ----------
Total Expenses                            4,959,000   11,780,000    1,736,000   25,422,000

Loss From Operations                     (4,524,000) (11,613,000)  (1,046,000) (20,237,000)

Other Income (Expense)
Interest and miscellaneous income           119,000      196,000        5,000      774,000
Interest expense                            (36,000)     (45,000)     (58,000)    (158,000)
                                         ----------   ----------   ----------   ----------
                                             83,000      151,000      (53,000)     616,000

Loss Before Income Taxes                 (4,441,000) (11,462,000)  (1,099,000) (19,621,000)
Provision for Income Taxes                        -            -            -      127,000
                                         ----------   ----------   ----------   ----------
Net Loss                                $(4,441,000)$(11,462,000) $(1,099,000)$(19,748,000)
                                         ==========   ==========   ==========   ==========

Basic and Diluted Loss Per Common Share     $(0.14)      $(0.38)       $(0.09)
Weighted Average Basic and Diluted
   Common Shares Outstanding            31,675,708   29,845,560    11,846,329


----------------------------------------
See Accompanying Notes to Consolidated Financial Statements

                  ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                Deficit
                                              Common Stock         Additional  Accumulated
                                         ----------------------      Paid-in    During the
                                           Shares       Amount       Capital   Development Stage
                                         ----------   ----------   ----------   ----------
Balance, February 24, 1988                        -   $        -   $        -   $        -
Common stock issued, $0.33 per share        294,000        3,000       94,000            -
Common stock issued, $0.08 per share        153,000        3,000        9,000            -
Net loss for the period February 24,
   1988 to December 31, 1988                      -            -            -      (30,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1988                  447,000        6,000      103,000      (30,000)

Common stock issued, $0.33 per share         87,000            -       29,000            -
Common stock issued, $1.65 per share         75,000            -      124,000            -
Common stock issued, $0.01 per share      1,950,000       20,000      (11,000)           -
Net loss for the year                             -            -            -     (191,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1989                2,559,000       26,000      245,000     (221,000)

Common stock issued, $3.00 per share         73,000            -      218,000            -
Common stock issued, $7.82 per share        284,000        3,000    2,222,000            -
Net loss for the year                             -            -            -     (219,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1990                2,916,000       29,000    2,685,000     (440,000)

Common stock issued, $3.00 per share          2,000            -        6,000            -
Contribution of equipment by shareholder          -            -      468,000            -
Net income for the year                           -            -            -      413,000
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1991                2,918,000       29,000    3,159,000      (27,000)

Contribution of equipment by shareholder          -            -       89,000            -
Net loss for the year                             -            -            -     (859,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1992                2,918,000       29,000    3,248,000     (886,000)

Net loss for the year                             -            -            -   (1,384,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1993                2,918,000       29,000    3,248,000   (2,270,000)

Net loss for the year                             -            -            -     (476,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1994                2,918,000       29,000    3,248,000   (2,746,000)

Common stock issued, $2.00 per share         25,000            -       50,000            -
Exercise of stock options between
   $0.25 and $1.25 per share                623,000        6,000      163,000            -
Common stock grants                          74,000        1,000       (1,000)           -
Net loss for the year                             -            -            -   (1,099,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1995                3,640,000       36,000    3,460,000   (3,845,000)

Merger                                   19,018,000      871,000    9,130,000            -
Common stock issued, $.70 share           8,571,000      343,000    5,160,000            -
Exercise of stock options/SAR's
   between $0.00 and $0.88 per share        162,000        6,000       17,000            -
Warrants issued at $1.00 per share
   for consulting services                        -            -      344,000            -
Net loss for the year                             -            -            -  (11,462,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1996               31,391,000    1,256,000   18,111,000  (15,307,000)

Common stock issued, $0.75 share            800,000       32,000      568,000            -
Common stock issued, $0.46 share            418,000       16,000      176,000            -
Warrants issued at $0.60 and $0.90 per
   share for financial consulting services        -            -      188,000            -
Net loss for the year                             -            -            -   (4,441,000)
                                         ----------   ----------   ----------   ----------
Balance, December 31, 1997               32,609,000   $1,304,000  $19,043,000 $(19,748,000)
                                         ==========   ==========   ==========   ==========

----------------------------------------
See Accompanying Notes to Consolidated Financial Statements

               ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                     a development stage company

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,        February 24, 1988
                                         -------------------------------------- (Inception) to
                                            1997          1996           1995      December 31, 1997
                                         -----------   -----------   -----------   ------------
Cash Flows From Operating Activities:
Net Loss                                 $(4,441,000)  $(11,462,000) $(1,099,000)  $(19,748,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Write off of excess purchase price           580,000      8,314,000            -      8,894,000
Consulting expense related to
   warrants granted                          188,000        344,000            -        532,000
Research expenses related to
   common stock granted                      100,000              -            -        100,000
Depreciation and amortization                162,000        123,000      367,000      1,056,000
Unearned revenue                            (110,000)             -            -       (110,000)
Change in operating assets and liabilities:
   Accounts receivable                        (1,000)         2,000       (3,000)        (2,000)
   Prepaid expenses and other
      current assets                         139,000       (186,000)      16,000        (52,000)
   Other assets                               (1,000)        (7,000)       1,000         (8,000)
   Accounts payable and accrued expenses    (244,000)       354,000       43,000        232,000
                                         -----------   ------------  -----------   ------------
Net Cash Used In Operating Activities     (3,628,000)    (2,668,000)    (705,000)    (9,106,000)

Cash Flows From Investing Activities:
   Capital expenditures                      (16,000)       (38,000)           -     (1,164,000)
   Sales of capital equipment                  6,000              -            -          6,000
   Purchase of Tacora, net of cash acquired (124,000)             -            -       (124,000)
   Other investing activities                (50,000)             -            -        (50,000)
                                         -----------   ------------   ----------   ------------
Net Cash Used In Investing Activities       (184,000)       (38,000)           -     (1,332,000)

Cash Flows From Financing Activities
   Proceeds from notes payable                     -        118,000      100,000        721,000
   Payments of principal on obligations
      under capital leases                  (178,000)      (127,000)    (117,000)      (454,000)
   Cash acquired in merger with Chemex             -      1,587,000            -      1,587,000
   Proceeds from stock issuances                   -      5,526,000      219,000      9,022,000
                                        ------------   ------------   ----------   ------------
Net Cash (Used In) Provided by
   Financing Activities                     (178,000)     7,104,000      202,000     10,876,000

Net Increase (Decrease) in Cash
   and Cash Equivalents                   (3,990,000)     4,398,000     (503,000)       438,000
Cash and Cash Equivalents
   At Beginning of Period                  4,428,000         30,000      533,000              -
                                         -----------   ------------    ---------   ------------
Cash and Cash Equivalents
   at End of Period                         $438,000     $4,428,000     $ 30,000       $438,000
                                         ===========   ============    =========   ============


Cash Paid for Interest                       $34,000        $45,000      $58,000       $155,000
Cash Paid for Income Taxes                         -              -            -        127,000

Supplemental disclosure of noncash transactions
   Payable accrued for fixed asset purchase       $-             $-      $47,000        $47,000
   Elimination of note payable to
      Chemex Pharmaceuticals due to merger         -        100,000            -        100,000
   Stock issued for License on patents       500,000              -            -        500,000
   Equipment purchases financed through
      capital leases                          82,000              -            -         82,000
   Net liabilities assumed in acquisition
      of Tacora Corporation (note 1)         455,000              -            -        455,000

-----------------------------------------
See Accompanying Notes to Consolidated Financial Statements

              ACCESS PHARMACEUTICALS, INC. AND SUBSIDARY
                   (a development stage company)
              Notes to Consolidated Financial Statements
                 Three Years Ended December 31, 1997


(1)   Summary of Significant Accounting Policies:

(a)   Business

Access Pharmaceuticals, Inc. ("Access" or the
"Company") is a site-directed targeting company using bioresponsive drug carriers to target and control the release of therapeutic agents into sites of disease activity and clear the non-targeted drug-fraction. The
Company operates in a single industry segment.

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in
Seattle, Washington, whereby Tacora became a wholly-owned subsidiary of the Company. The Company used the purchase method of accounting for the investment in Tacora. The aggregate purchase price was $739,000 payable $124,000 in cash, $192,000 in stock representing 418,000 shares of Company common stock and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations. Based upon the achievement of certain milestones enumerated in the merger agreement, the Company may be required to issue up to approximately 2,750,000 shares of common stock of the Company ("Common Stock") to the former stockholders of Tacora. Such shares of Common Stock are payable at an escalating value over the milestone period. The aggregate purchase price has been allocated to the net assets acquired based on management's estimated of the fair value of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.

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

The Company's products will require clinical trials, U.S. Food and Drug Administration ("FDA") approval, or approval of similar authorities internationally and acceptance in the marketplace prior to commercialization. Although the Company believes its patents and patent applications are valid, the invalidation of its major patents would have a material adverse effect upon its business. The
Company competes with specialized biotechnology companies and major pharmaceutical companies. Many of these competitors have substantially greater resources than the Company.

The Company is in the development stage and its efforts have been principally devoted to research and development resulting in significant losses since inception on February 24, 1988.

(b)   Principles of Consolidation

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc.
and Tacora Corporation, a wholly-owned subsidiary. All significant intercompany balances have been eliminated in consolidation.

(c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. Cash and cash equivalents consist primarily of cash in banks and money market funds.

(d)   Property and Equipment

Property and equipment are recorded at cost.
Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years. Assets acquired pursuant to capital lease arrangements are amortized over the shorter of the estimated useful lives or the lease terms.

(e)   Patents and Applications

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

(f)   Licenses

The Company recognizes the purchase value of licenses and amortizes them over the estimated useful lives.
The Company acquired a license to certain patents for $500,000 by issuing 700,000 shares of Common Stock in 1997. The License is amortized over ten years. Amortization was $25,000 for the year ended December 31, 1997.

(g)   Revenue Recognition

Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts.
Advance payments received are recorded as unearned revenue until the related research activities are performed. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

(h)   Research and Development Expenses

Research and development costs are expensed as incurred.

(i)   Income Taxes

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

(j)   Net Loss Per Share

In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 128, "Earnings per Share" ("SFAS No.
128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No.
128 in the forth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the
Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year.
All prior period loss per share amounts have been restated in accordance with this Statement.

At December 31, 1997, the Company has options and common stock warrants outstanding (notes 7 & 8). These options and warrants would have resulted in additional weighted average securities, under the treasury stock method, totaling 410,459, 1,133,822 and 203,951 for the three years ended December 31, 1997, respectively. The potetially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(k)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l)   Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the December 31, 1997 presentation.

(m)   Year 2000 Issue

The Company has developed a plan to modify its information technology to be ready for the year 2000.
The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year
2000 compliant systems in its internal operations. The
Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

(n)   Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB")
Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations. As such, compensation expense would be recorded on the day of grant only if the current market price of the underlying stock exceeded the exercise price. On
January 1, 1996, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 123,
Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB
Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of ABP
Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121,
Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on January 1,
1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(2)   Related Party Transactions:

Under consulting agreements between Thoma Corporation
("Thoma") and the Company, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., the Chairman of the
Board of Directors of the Company, is an owner of Thoma Corp. During 1997, 1996 and 1995 Thoma received payments for consulting services of $72,000, $60,000 and $0 respectively. Thoma was also reimbursed for expenses of $6,000, $18,000, and $3,000 respectively, in 1997, 1996 and 1995.

Stephen B. Howell, M.D., Director of the Company receives payments for consulting services and reimbursement of direct expenses. Dr. Howell consulted with the Company in 1997 and received $2,000 in consulting fees and $1,000 in expenses.

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

See Note 10 "Commitments", for transactions regarding
Dr. David F. Ranney, a major shareholder of the Company.

(3)   Research and Development Agreements:

On August 1, 1997, the Company entered into an agreement with The Dow Chemical Company ("Dow
Chemical") for the development of products incorporating Dow Chemical's chelation technology and Access' Bio~Responsive polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

The Company entered into a technology evaluation option agreement with a pharmaceutical company. The Company recognized revenues under the agreement as certain milestones were achieved and accounted for $110,000 and $165,000 in 1997 and 1996, respectively. Proceeds received in excess of amounts recognized were accounted for as unearned income. This agreement was terminated March 29, 1996.

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

(4)   Fair Value of Financial Instruments

The carrying value of current assets and current liabilities approximates fair value due to the short maturity of these items.

(5)   Property and Equipment:

Property and equipment, of which a majority is held under capital leases, consists of the following:

                                                    December 31,
                                                   1997         1996
                                                ----------   ----------
Laboratory equipment                            $  852,000     $448,000
Laboratory and building improvements                25,000       23,000
Furniture and equipment                            170,000      114,000
                                                ----------   ----------
                                                 1,047,000      585,000
Less accumulated depreciation and amortization     625,000      285,000
                                               -----------   ----------
Net property and equipment                      $  422,000     $300,000

Depreciation and amortization on property and equipment was $137,000, $123,000, and $115,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(6)   Leases:

At December 31, 1997, future minimum lease payments under capital lease obligations and commitments under noncancelable operating leases were as follows:


                                Capital leases   Operating leases
                                --------------   ---------------
1998                             $  211,000       $   77,000
1999                                126,000           81,000
2000                                 31,000           85,000
2001                                      -           90,000
2002                                      -           85,000
                                --------------   ---------------
Total future minimum lease
   payments                         368,000         $418,000
Less amount representing interest    45,000      ===============
Present value of minimum capital
   lease payments                   323,000
Less current portion                181,000
                                -------------
Obligations under capital leases,
    excluding current portion      $142,000
                                =============

The Company leases certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $74,000, $69,000 and $59,000,
respectively.

In September 1994, pursuant to a sales leaseback transaction, the Company sold substantially all of its property and equipment for $426,000, which amount equaled the net book value of the property and equipment sold. The lease agreement is classified as a capital lease with an initial minimum obligation of $426,000, payable in 42 monthly installments plus interest. The agreement allows for the purchase of the equipment at the end of the lease term for $43,000, which management intends to purchase in April 1998.
The Company also issued a warrant to the lessor for the purchase of 135,899 shares of the Company's common stock at an exercise price of $0.52 per share, subject to adjustment, as part of the transaction (see Note 7).

(7)   Stockholders' Equity:

(a)   Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value preferred stock, none of which was issued or outstanding at December 31, 1997 or 1996.

(b)   Common Stock

The Company is authorized to issue 60,000,000 shares of $0.04 par value common stock, 32,609,010 of which was issued or outstanding at December 31, 1997. No dividends have been paid or declared by the Company since its inception.

(c)   Warrants

The Company has issued 500,000 Units to the Sentinel
Charitable Remainder Trust (the "Trust") consisting in the aggregate of 500,000 shares of common stock and warrants exercisable in the aggregate for an additional 700,000 shares of common stock. The authorization and issuance of the Units was made in connection with a Conversion Agreement, dated June 18, 1990, as amended, by and between the Company and the Trust (the
"Conversion Agreement"). Pursuant to the terms of the Conversion Agreement, each Unit has an exercise price of $2.50 and the rights to subscribe for the Units expire on January 1, 1999.

Each warrant issuable in connection with the Units described above is exercisable for one share of common stock (subject to adjustment as provided in the warrant), with 500,000 of the warrants exercisable at $6.25 and the remaining 200,000 warrants exercisable at $2.50, all upon terms and conditions set forth in the Conversion Agreement. The warrants expire on January 1, 2000.

Under the terms of the 1994 lease agreement (described in Note 6), the leasing company received a warrant to purchase 135,899 shares of common stock. The warrant remains exercisable for seven years from the date of issuance and will expire on September 19, 2001. The warrant is exercisable at $.52 per share. The warrant may be adjusted under some conditions, as defined, for dividends, changes in stock price, reorganization, consolidation or merger and extraordinary events.

On October 5, 1995 API entered into an agreement with a shareholder to purchase 47,803 Units of API equity.
Each Unit consisted of one share of stock and one warrant. The exercise price for the warrants is $0.52 for every two warrants, which entitles the holder to one share of common stock. The warrants are exercisable until October 5, 1999.

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

During 1996, under terms of a consulting agreement, a shareholder received warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share any time from March 5, 1997 until March 4, 2000, for compensation for consulting services. The fair value of the warrants was $0.77 on the date of the grant using the Black-Scholes pricing model with the following assumptions: 1996-expected dividend yield 0.0%, risk-free interest rate 6.1%, expected volatility 100% and an expected life of 3 years. The portion of the total fair value of the warrants relating to the consulting services ($344,000) has been recorded as general and administrative expense and an increase to additional paid-in capital in the accompanying 1996 consolidated financial statements.

During 1997, under terms of an agreement, a financial advisor received warrants to purchase 750,000 shares of common stock, one-half (375,000 shares) at an exercise price of $0.60 per share, and one-half
(375,000 shares) at an exercise price of $0.90 per share any time from January 1, 1998 until June 30, 2002, for financial consulting services rendered in 1997. The fair value of the warrants was $0.25 on the date of the grant using the Black-Scholes pricing model with the following assumptions: 1997-expected dividend yield 0.0%, risk-free interest rate 5.6%, expected volatility 129% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($188,000) has been recorded as general and administrative expense and an increase to additional paid-in capital in the accompanying 1997 consolidated financial statements.

(8)   Stock Option Plans

The Company adopted a new stock option plan (the "1995
Stock Awards Plan") on January 25, 1996 and reserved
2,000,000 shares of the Company's authorized but unissued common stock for issuance to optionees including officers, employees, and other individuals performing services for the Company. The 1995 Stock
Awards Plan replaced the previously approved stock options plan (the "1987 Stock Awards Plan") and API's stock option plan ("API Stock Option Plan"). Options granted under the plans vest ratably over a 4-5 year period and are generally exercisable over a ten-year period from the date of grant. However, as a result of certain events occurring in 1995, all granted options in the 1987 Stock Awards Plan became vested and exercisable and all options in the API Stock Option
Plan were exercised or forfeited. No further grants have been or can be made under the 1987 Stock Awards
Plan and the API Stock Option Plan has been canceled.
New stock options are generally granted with an exercise price equal to the stock's quoted market value at the date of grant.

At December 31, 1997 there were 1,357,000 additional shares available for grant under the 1995 Stock Awards
Plan. The per share weighted-average fair value of stock options granted during 1997 was $0.65 on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions: 1997-expected dividend yield 0.0%, risk-free interest rate 5.6%, expected volatility 129% and an expected vesting life of 4 years for option grants.
The per share weighted-average fair value of stock options granted during 1996 was $0.92 on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions: 1996-expected dividend yield 0.0%, risk-free interest rate
6.0%, expected volatility 100% and an expected life of 4 years.

The Company applies APB Opinion No. 25 in accounting for its 1995 Stock Awards Plan. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for employee stock options because the quoted market price of the underlying common stock did not exceed the exercise price of the option at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                             Years Ended December 31,
                            1997          1996           1995
                        -----------   ------------   ------------
Net Loss
  As reported           $(4,441,000)  $(11,462,000)  $(1,099,000)
  Pro forma              (4,614,000)   (11,563,000)   (1,101,000)

Basic and diluted loss per share
  As reported                $(0.14)        $(0.38)       $(0.09)
  Pro forma                  $(0.15)        $(0.39)       $(0.09)


Pro forma net loss and loss per share amounts reflect only options granted in 1997 and 1996. No options were granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts and loss per share presented above because compensation cost is reflected over the awards' vesting period of four and five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(a)   1995 Stock Awards Plan
Summarized information for the 1995 Stock Awards Plan is as follows:

                 1995 Stock Awards Plan

                                                        Weighted-Average
                                          Stock Options   Exercise Price
                                          ------------    -------------
Outstanding options at December 31, 1995             -           $   -
Granted                                        665,998            1.32
Forfeited                                      (36,000)          (1.44)
Exercised                                            -               -
                                          ------------
Outstanding options at December 31, 1996       629,998            1.31
Granted                                        164,335             .65
Forfeited                                     (151,333)          (1.38)
Exercised                                            -               -
                                          ------------
Outstanding options at December 31, 1997       643,000            1.02

At December 31, 1997, the range of
exercise prices and weighted average remaining contractual life of outstanding options was $0.28 -
$1.81 and 9 years, respectively.

At December 31, 1997, the number of awards exercisable was 179,000 and the weighted-average exercise price of those options was $1.28. At December 31, 1996, the number of options was 95,000 and the weighted-average exercise price of those awards was $1.31.

(b)   1987 Stock Awards Plan

Chemex adopted the 1987 Stock Awards Plan in 1987. All issued options and stock appreciation rights ("SAR's") became vested and exercisable due to the merger on January 25, 1996. No further grants can be made.
Summarized information for the 1987 Stock Awards Plan is as follows:

                   1987 Stock Awards Plan

                                                     1987 Non-      Weighted-
                                                      Employee       Average
                           Incentive                  Director      Exercise
                         Stock Options     SAR's         Plan         Price
                         -----------   -----------   -----------   -----------
Outstanding awards, from
Chemex,December 31, 1995     976,097       338,665       279,117       $1.99
Granted                            -             -             -           -
Forfeited                   (151,375)            -      (100,900)       2.57
Exercised                    (27,428)     (134,714)            -         .15

Outstanding awards,
December 31, 1996            797,294       203,951       178,217        2.04
Granted                            -             -             -           -
Forfeited                    (22,500)            -       (73,217)       3.62
Exercised                          -             -             -           -
Outstanding awards at
December 31, 1997            774,794       203,951       105,000        1.90


At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding awards was $0.00 - $9.00 and 6 years respectively. At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding awards was $0.00 -
$5.13 and 5 years respectively.

At December 31, 1996, the number of awards exercisable was 1,179,462 and the weighted-average exercise price of those awards was $2.04. At December 31, 1997, the number of awards exercisable was 1,083,745 and the weighted-average exercise price of those awards was $1.90.

(9)   Income Taxes:

The Company follows Statement of Financial Accounting
Standards Number 109 - Accounting for Income Taxes
("FASB 109"). No provision for federal income taxes has been made in fiscal years 1997, 1996 and 1995 due to the operating losses incurred for income tax purposes. The Company's only significant temporary difference relates to net operating loss carryforwards. This resulted in gross deferred tax assets of approximately $14,700,000 and $13,515,000 at December 31, 1997 and 1996, respectively, all of which have been fully reserved. Because the Company has a history of losses, a 100% provision against the deferred tax assets was recorded in the form of a valuation allowance. Increases in the valuation allowance amounted to $1,185,000, $954,000 and $360,000 during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company's regular and alternative minimum tax net operating loss carry-forwards for federal income tax purposes approximated
$42 million, which if not utilized, will expire in varying amounts through the year 2011. As a result of the merger on January 25, 1996, a change in control occurred for federal income tax purposes which limited the utilization of pre-merger net operating loss carry-forwards related to Chemex to approximately
$530,000 per year.

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

Under the terms of the "Patent Purchase Agreement" dated April 5, 1994, as amended on January 23, 1996 between Dr. David F. Ranney and the Company, Dr.
Ranney, a majority stockholder, is entitled to yearly cash royalty payments as consideration for the assignment of patents to the Company as follows:

                         Royalty Payments
                       Date         Amount
                   -----------  --------------
                April 15, 1994      $7,500
              January 31, 1995     $15,000
              January 31, 1996     $25,000
              January 31, 1997     $50,000

Thereafter each January 31, payments equal to 105% of the payment made in the immediately preceding calendar year will be paid to Dr. Ranney through the life of the patents. A royalty of $52,500 and $ 50,000 was payable at December 31, 1997 and 1996, respectively, and included in the accompanying consolidated balance sheets. Access will also pay Dr.
Ranney a royalty of three quarters of one percent
(0.75%) of gross revenues derived from products covered by the patents.

(11)   Liquidity:

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the next two to six months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the third quarter of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

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

(12)   Subsequent Events:

On March 11, 1998 the Company sent to the shareholders a request to amend Access' Certificate of incorporation, as amended, to effect a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share (the "Common Stock"), decrease the number of authorized shares of Common
Stock from 60.0 million to 20.0 million and decrease the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the
"Recapitalization"). This proposal will decrease the number of outstanding shares of Common Stock from approximately 37.4 million to 1.9 million.

In addition, if the proposal is approved by shareholders, the Company intends to submit an application for listing on NASDAQ or an alternate exchange if it meets all such qualifications. There can be no assurances that the market price immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate twenty times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on any exchange or NASDAQ or an exchange.

On March 20, 1998, the Company, assisted by an investment bank, raised $725,000 in gross proceeds, less issuance costs of $47,250, from the placement of 29 Units. Each Unit consists of 166,667 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share. The funds will be used to fund the Company's activities until further funds are raised. The investment bank has been engaged to assist the Company in raising up to a total of $8,000,000 to fund the Company's research and development activities.