Form 10-Q
period 1998-03-31
ACCESS PHARMACEUTICALS INC
filed 1998-05-15
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                      Commission File Number 0-9314


                       ACCESS PHARMACEUTICALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


       Delaware                                            83-0221517
------------------------                             -------------------------
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

              2600 Stemmons Frwy, Suite 176, Dallas, TX 75207
              -----------------------------------------------
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

              Yes  X                No
                 -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock outstanding as
of May 11, 1998                            41,514,581  shares, $0.04 par value
   ------------                            ----------

                                   Total No. of Pages  12

                     PART I -- FINANCIAL INFORMATION


ITEM 1        FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

The Company, assisted by an investment bank, raised an aggregate of $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998), less cash issuance costs of $22,250, from the placement of 48 units, each unit consisting of 166,667 shares Common Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share. The placement agent elected to receive 905,555 shares of Common Stock in lieu of certain sales commissions and expenses and warrants to purchase 890,555 shares of Common
Stock at an exercise price of $0.15 per share, per the offering terms. The proceeds of the offering will be used to fund the Company's activities until further funds are raised. The investment bank has been engaged to assist the Company in raising up to an additional $7,800,000 to fund the Company's research and development activities.

On April 14, 1998 the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share (the "Common Stock"), decrease the number of authorized shares of Common Stock from 60.0 million to 20.0 million shares, par value $0.01 per share, and decrease the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). This proposal, if and when effected, will decrease the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

In addition, if and when the Recapitalization becomes effective and if the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the market price of the Common Stock immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate twenty times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

On February 26, 1998, the Company entered into a license agreement with Strakan Limited ("Strakan") relating to the Company's zinc technology. Strakan has agreed to fund the development costs of Zinc Clindamycin, for the treatment of acne, and any additional compounds developed utilizing the zinc patent, and will share equally with the Company all milestone payments received from the sublicensing of the compound. In addition, Access will receive a royalty on sales of products based on this technology.

Liquidity and Capital Resources

As of April 30, 1998 the Company's principal source of liquidity is $295,000 of cash and cash equivalents. Working capital deficit as of March 31, 1998 was $(444,000), representing an increase in the deficit of $228,000 as compared to the working capital deficit as of December 31, 1997 of $(216,000). The decrease in working capital was due to the current year's operations, offset partially by the $725,000 in gross proceeds received from the private placement of units sold as of March 31, 1998.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $20,645,000 at March 31, 1998. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger of API and Chemex.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the next two to three months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing products from its new technologies.

If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors, including the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; and the cost of manufacturing and scale-up.

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

                           First Quarter 1998
                              Compared to
                           First Quarter 1997

The Company had $138,000 in licensing revenue in 1997 as compared to no revenue in the first quarter 1998. First quarter 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and provides for royalty payments if a product is developed from the technology.

Total research spending for the first quarter of 1998 was $435,000, as compared to $504,000 for the same period in 1997, a decrease of $69,000. The decrease in expenses was the result of lower salary and related costs- $57,000; lower equipment rent- $17,000; lower other costs- $22,000; offset by higher external contract research costs- $27,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $391,000 for the first quarter of 1998, a decrease of $14,000 as compared to the same period in 1997. The decrease in spending was due primarily to the following: decreased general business consulting fees- $49,000; other decreases- $10,000; offset by increased patent costs due to the filing of new patents- $45,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $64,000 for the first quarter 1998 as compared to $32,000 for the same period in 1997 reflecting the additional depreciation of the assets acquired in the Tacora merger.

Interest and miscellaneous income was $2,000 for the first quarter of 1998 as compared to $47,000 for the same period in 1997, a decrease of $45,000. The decrease in interest income was due to lower cash balances in 1998.

Total expenses in the first quarter of 1998 were $899,000 with interest income of $2,000, resulting in a loss for the quarter of $897,000 or ($0.03) basic and diluted loss per share.

Certain statements in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to the Company's research and development focus, uncertainties associated with research and development activities, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                    PART II -- OTHER INFORMATION


ITEM 1        LEGAL PROCEEDINGS

              None

ITEM 2        CHANGES IN SECURITIES

              On March 20 and April 1, 1998 the Company sold to several individual investors an aggregate of 48 units, each unit consisting of 166,667 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share.
              The placement agent for
              such offering was issued 905,555 shares of Common Stock and warrants to purchase 890,555 shares of Common Stock at $0.15 per share. The Company raised an aggregate of $1,200,000 in gross proceeds. The shares issued in the Private Placement have not been registered; however, the Company has agreed to file a registration statement for the resale of such shares not later than August 30, 1998. The Company relied on Section 4(2) and or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation D as exemptions from the registration thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS

              A special meeting of stockholders was held on April 14, 1998 in New York, NY. At that meeting the following matter was submitted to a vote of the stockholders of record. The proposal was approved by the stockholders, as follows:

              A proposal to amend the Company's Certificate Incorporation to effect the Recapitalization was approved with 22,481,235 - For, 4,252,719 - Against and 42,230 - Abstain.

ITEM 5        OTHER INFORMATION

              None

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:  10.12 License Agreement between Strakan Limited and the Company dated February 26, 1998
                               (Confidential Treatment Requested)
                         27.1  Financial Data Schedule

              Reports on Form 8-K:         None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ACCESS PHARMACEUTICALS, INC.

Date:   May 15, 1998            By: /s/ Kerry P. Gray
        ------------                --------------------
                                    Kerry P. Gray
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:   May 15, 1998            By: /s/ Stephen B. Thompson
        ------------                -----------------------
                                    Stephen B. Thompson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                 ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company

                    Condensed Consolidated Balance Sheets

Assets                                     March 31, 1998     December 31, 1997
-------                                    ---------------    ---------------
Current Assets
  Cash and cash equivalents                $      105,000     $      438,000
  Accounts receivable                              12,000              1,000
  Prepaid expenses and other current assets        45,000             51,000
                                           ---------------    ---------------
Total Current Assets                              162,000            490,000

Property and Equipment, at cost                 1,047,000          1,047,000
  Less accumulated depreciation                  (677,000)          (625,000)
                                           ---------------    ---------------
                                                  370,000            422,000

Licenses, net                                     463,000            475,000
Other Assets                                       59,000             60,000
                                           ---------------    ---------------
Total Assets                               $    1,054,000     $    1,447,000
                                           ===============    ===============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and accrued expenses    $      390,000     $      434,000
  Royalties payable                                58,000             53,000
  Accrued insurance premium                        26,000             38,000
  Current portion of obligations under
    capital leases                                132,000            181,000
                                           ---------------    ---------------
Total Current Liabilities                         606,000            706,000
                                           ---------------    ---------------

Obligations under capital leases,
    net of current portion                        116,000            142,000
                                           ---------------    ---------------
Total Liabilities                                 722,000            848,000
                                           ---------------    ---------------

Stockholders' Equity
  Preferred stock, $.01 par value,
    authorized 10,000,000 shares, none
    issued or outstanding                               -                  -
  Common stock,  $.04 par value,
    authorized 60,000,000 shares,
    37,442,353 and 32,609,010, issued and
    outstanding at March 31, 1998 and
    December 31,1997, respectively              1,498,000          1,304,000
  Additional paid-in capital                   19,479,000         19,043,000
  Deficit accumulated during the
    development stage                         (20,645,000)       (19,748,000)
                                           ---------------    ---------------
Total Stockholders' Equity                        332,000            599,000
                                           ---------------    ---------------

Total Liabilities and Stockholders' Equity $    1,054,000     $    1,447,000
                                           ===============    ===============

--------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                 ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       a development stage company

              Condensed Consolidated Statements of Operations
                              (unaudited)



                                     Three Months ended March 31, February 24, 1988
                                     ---------------------------- (inception) to
                                          1998          1997      March 31, 1998
                                      ------------  ------------  -------------
Revenues
Research and development              $         -   $         -   $  2,711,000
Option income                                   -             -      2,149,000
Licensing revenues                              -       138,000        325,000
                                      ------------  ------------  -------------
Total Revenues                                  -       138,000      5,185,000
                                      ------------  ------------  -------------

Expenses
Research and development                  435,000       504,000      9,044,000
General and administrative                391,000       405,000      7,254,000
Depreciation and amortization              64,000        32,000      1,120,000
Write-off of excess purchase price              -             -      8,894,000
                                      ------------  ------------  -------------
Total Expenses                            890,000       941,000     26,312,000
                                      ------------  ------------  -------------
Loss From Operations                     (890,000)     (803,000)   (21,127,000)
                                      ------------  ------------  -------------

Other Income (Expense)
Interest and miscellaneous income           2,000        47,000        776,000
Interest expense                           (9,000)       (8,000)      (167,000)
                                      ------------  ------------  -------------
                                           (7,000)       39,000        609,000
                                      ------------  ------------  -------------

Loss Before Income Taxes                 (897,000)     (764,000)   (20,518,000)
Provision for Income Taxes                      -             -        127,000
                                      ------------  ------------  -------------
Net Loss                              $  (897,000)  $  (764,000)  $(20,645,000)
                                      ============  ============  =============
Basic and Diluted Loss Per
  Common Share                        $     (0.03)  $     (0.02)
                                      ============  ============
Weighted Average Basic and Diluted
  Common Shares Outstanding             32,562,805    31,391,324
                                      ============  ============

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

              ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       a development stage company

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                     Three Months ended March 31, February 24, 1988
                                     ---------------------------  (inception) to
                                           1998        1997       March 31, 1998
                                      ------------  ------------  -------------
Cash Flows form Operating Activities
Net Loss                              $  (897,000)  $  (764,000)  $(20,645,000)
Adjustments to reconcile net loss to
  cash used in operating activities:
   Write-off of excess purchase price           -             -      8,894,000
   Consulting expense related to
      warrants granted                          -             -        532,000
   Research expenses related to
      common stock granted                      -             -        100,000
   Depreciation and amortization           64,000        32,000      1,120,000
   Unearned revenue                             -             -       (110,000)
   Change in operating assets
       and liabilities:
     Accounts receivable                  (11,000)       (1,000)       (13,000)
     Prepaid expenses and other
       current assets                       6,000        19,000        (46,000)
     Other assets                           1,000             -         (7,000)
     Accounts payable and accrued
       expenses                           (51,000)     (186,000)       181,000
                                       -----------  ------------  -------------
Net Cash Used In Operating Activities    (888,000)     (900,000)    (9,994,000)
                                       -----------  ------------  -------------

Cash Flows From Investing Activities
Capital expenditures                            -        (5,000)    (1,164,000)
Sales of capital equipment                      -             -          6,000
Purchase of Tacora, net of cash acquire         -             -       (124,000)
Other investing activities                      -             -        (50,000)
                                       -----------  ------------  -------------
Net Cash Used In Investing Activities           -        (5,000)    (1,332,000)
                                       -----------  ------------  -------------

Cash Flows From Financing Activities
Proceeds from notes payable                     -             -        721,000
Payments of principal on obligations under
  capital leases                          (75,000)      (38,000)      (529,000)
Cash acquired in merger with Chemex             -             -      1,587,000
Proceeds from stock issuances, net        630,000             -      9,652,000
                                      ------------  ------------  -------------
Net Cash Provided By (Used In)
  Financing Activities                    555,000       (38,000)    11,431,000
                                      ------------  ------------  -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                       (333,000)     (943,000)       105,000
Cash and Cash Equivalents at
  Beginning of Period                     438,000     4,428,000              -
                                      ------------  ------------  -------------
Cash and Cash Equivalents at
  End of Period                       $   105,000   $ 3,485,000   $    105,000
                                      ============  ============= =============


Cash paid for interest                $     9,000   $     8,000   $    164,000
Cash paid for income taxes                      -             -        127,000

Supplemental disclosure of
    noncash transactions
  Payable accrued for fixed
    asset purchase                    $         -   $         -    $    47.000
  Elimination of note payable
    to Chemex Pharmaceuticals
    due to merger                               -             -        100,000
  Stock issued for License on patents           -             -        500,000
  Equipment purchases financed
    through capital leases                      -             -         82,000
  Net liabilities assumed in
    acquisition of Tacora Corporation           -             -        455,000

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                  ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company
             Notes to Condensed Consolidated Financial Statements
                  Three Months Ended March 31, 1998 and 1997
                              (unaudited)

(1)      Interim Financial Statements

The consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. Certain reclassifications have been made to prior year financial statements to conform with the March 31, 1998 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1997 contains financial information taken from the audited financial statements as of that date.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The adoption of this new accounting standard, which required the restatement of all presented periods' earnings per share data, did not have a material impact on previously reported earnings per share. Potentially dilutive effect of the Company's outstanding options and common stock warrants has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

Effective with fiscal years beginning after December 15, 1997, companies are required to adopt Statement of Financial Accounting Standards ("SFAS") No.
130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. Since the Company does not currently have any of these other comprehensive income items, SFAS No. 130 has no impact on the way the Company reports or has reported its financial statements.

(2)      Liquidity

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the next two to three months. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing products from its new technologies.

If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures.

The Independent Auditor's Report on the Company's 1997 consolidated financial statements included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

(3)      Private Placement

The Company, assisted by an investment bank, raised an aggregate of $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 1, 1998), less cash issuance costs of $22,250, from the placement of 48 units, each unit consists of 166,667 shares Common Stock and warrants to purchase 166,667 shares of Common Stock at $0.15 per share. The placement agent elected to receive 905,555 shares of Common Stock in lieu of certain sales commissions and expenses and warrants to purchase 890,555 shares of Common
Stock at an exercise price of $0.15 per share, per the offering terms. The proceeds of the offering will be used to fund the Company's activities until further funds are raised. The investment bank has been engaged to assist the Company in raising up to an additional $7,800,000 to fund the Company's research and development activities.

(4)      Recapitalization

On April 14, 1998 the Company's Shareholders gave their approval to amend Access' Certificate of Incorporation, as amended, to effect a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share (the "Common Stock"), decrease the number of authorized shares of Common Stock from 60.0 million to 20.0 million shares, par value $0.01 per share, and decrease the authorized shares of preferred stock of the Company from 10.0 million to
2.0 million (the Recapitalization"). This proposal, when effective, will decrease the number of outstanding shares of Common Stock from approximately
41.5 million to 2.1 million.

In addition, if and when the Recapitalization becomes effective and if the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the market price of the Common Stock immediately after the implementation of the proposed reverse stock split will increase, and if it does increase, there can be no assurance that such increase can be maintained for any period of time, or that such market price will approximate twenty times the market price before the proposed reverse stock split. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.