Form 10-Q
period 1998-06-30
ACCESS PHARMACEUTICALS INC
filed 1998-08-14
CIK 318306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

    Yes   X       No
        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock outstanding as
of August 14, 1998                         3,426,695 shares, $0.01 par value
   ---------------                         ---------

                          Total No. of Pages  14

                   PART I -- FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. ("Access" or the "Company") is a Delaware corporation in the development stage. The Company is a site-directed drug targeting company using bioresponsive carriers to target and control the release of therapeutic agents into sites of disease activity and significantly improve the side effect profile of the agents. The Company has proprietary patents or rights to four technology platforms: synthetic polymers, Residerm(TM), carbohydrate targeting technology and selective muscle and nerve delivery systems. In addition, Access' partner Block Drug Company is marketing Aphthasol(TM) in the United States, the first FDA approved product for the treatment of canker sores. Access is currently licensing this product in international markets and developing new delivery forms.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to Access' research and development focus, uncertainties associated with research and development activities, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, the year 2000 issue, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Since its inception in February 1988, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At June 30, 1998, the Company's accumulated deficit was approximately $21.6 million.

RECENT DEVELOPMENTS

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization of the Company through a one-for-twenty reverse stock split of its common stock, $0.04 par value per share (the "Common Stock"), which decreased the number of authorized shares of Common Stock from 60.0 million, at $0.04 par value per share, to 20.0 million shares, $0.01 par value per share, and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the
"Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

An investment bank has been engaged to assist the Company in raising funds to support the Company's research and development activities. As discussed below, from March to July 1998, the Company raised an aggregate of $5.0 million. Up to an additional $4.0 million may be raised. There can be no assurances that any additional closings of the private placement will take place.

The Company raised $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998) less cash issuance costs of $33,750, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock and warrants to purchase 8,333 shares of Common
Stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

On June 18, 1998, the Company, assisted by an investment bank, raised an aggregate of $2.9 million in gross proceeds, less cash issuance costs of $202,000, from the first closing of a private placement of 953,573 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of Common Stock in lieu of certain sales commissions and expenses. Legal fees and other issuance costs were $122,000 through June 30, 1998.
The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

On July 30, 1998, the Company raised an aggregate of $900,000 in gross proceeds, less cash issuance costs of $24,000, from the second closing of a private placement of 300,000 shares Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of Common Stock in lieu of certain sales commissions and expenses.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

All share numbers and prices referenced herein have been adjusted to reflect the Recapitalization.

On June 8, 1998, the Company entered into an agreement to license from Block Drug Company the rights to amlexanox oral paste 5% for certain international markets. Amlexanox oral paste 5% was jointly developed by the Company and Block Drug Company, and was subsequently purchased by Block Drug Company with the Company receiving an up front fee and future royalty payments. Amlexanox oral paste 5% is currently marketed in the United States by Block Drug under the trademark Aphthasol TM. Aphthasol
TM was launched to the dental market in December 1997 and was launched to the general practice physician market in June 1998. On July

28, 1998, the Company announced that it signed a binding Letter of Intent with Strakan Limited to license amlexanox 5% paste for the treatment of canker sores for the United Kingdom and Ireland. Under the terms of the agreement, Strakan Limited will be responsible for and bear all costs associated with the regulatory approval process in the United Kingdom and European Community, will pay milestones based on cumulative sales revenue and will pay a royalty on sales.

                       Liquidity and Capital Resources

As of July 30, 1998 the Company's principal source of liquidity is $2,850,000 of cash and cash equivalents. Working capital as of June 30, 1998 was $1,712,000, representing an increase in working capital of $1,928,000 as compared to the working capital deficit as of December 31, 1997 of $216,000. The increase in working capital at June 30, 1998 was due to $4.1 million in gross proceeds received from the private placement of the Company's
Common Stock sold on June 18, 1998 and the private placement of units on March 20 and April 11, 1998.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $21,570,000 at June 30, 1998. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the January 1996 merger.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the second quarter of 1999. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the third quarter of 1999. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors, including the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up; and the ability to establish and maintain effective commercialization activities and arrangements.

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

                       Second Quarter 1998
                          Compared to
                        Second Quarter 1997

The Company had $50,000 in licensing revenue in the second quarter of 1997 as compared to no revenues in the second quarter 1998. Second quarter 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology.

Total research spending for the second quarter of 1998 was $501,000, as compared to $538,000 for the same period in 1997, a decrease of $37,000.
The decrease in expenses was the result of lower salary and related costs- $55,000; lower equipment rent- $26,000; and lower other net costs totaling- $35,000; offset by higher internal lab costs- $57,000; higher external contract research costs- $22,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $359,000 for the second quarter of 1998, a decrease of $65,000 as compared to the same period in 1997. The decrease in spending was primarily due to the following:
decreased general business consulting fees- $107,000; and lower director and officer insurance costs- $51,000; offset by increased patent costs due to the filing of new patents- $90,000; and other net increases totalling- $3,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $66,000 for the second quarter 1998 as compared to $30,000 for the same period in 1997 reflecting the additional depreciation of the assets acquired in the Tacora merger and amortization of licenses.

Interest and miscellaneous income was $6,000 for the second quarter of 1998 as compared to $37,000 for the same period in 1997, a decrease of $31,000. The decrease was due to lower interest income from lower cash balances in 1998.

Total operating expenses in the second quarter of 1998 were $926,000 with interest income of $6,000, and interest expense of $5,000 resulting in a loss for the quarter of $926,000 or a $0.42 basic and diluted loss per common share.

                       Six Months ended June 30, 1998
                               Compared to
                       Six Months ended June 30, 1997

Net revenues for the six months ended June 30, 1997 were $188,000 as compared to no revenues for the same period in 1998. 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology.

Research spending for the six months ended June 30, 1998 was $936,000 as compared to $1,042,000 for the same period in 1997, a decrease of $106,000.
The decrease in expenses was due to: lower salary and related costs-
$113,000; lower equipment rent- $55,000; lower travel expenses- $26,000;
and other net decreases totaling- $21,000; offset by higher internal lab costs- $72,000; and higher external lab costs- $37,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

General and administrative expenses were $750,000 for the six months ended June 30, 1998, a decrease of $79,000 as compared to the same period in 1997. The decrease was primarily due to the following: lower general business consulting fees and expenses- $159,000; and lower director and officer insurance costs- $58,000; offset by higher patent expenses- $130,000; and other net increases totalling- $8,000.

Depreciation and amortization was $130,000 for the six months ended June 30, 1998 as compared to $62,000 for the same period in 1997 reflecting the additional depreciation of the assets acquired in the Tacora merger and amortization of licenses.

Interest and miscellaneous income was $8,000 for the six months ended June 30, 1998 as compared to $84,000 for the same period in 1997, a decrease of $76,000. The decrease was due to lower interest income from lower cash balances in 1998.

Accordingly, this resulted in a loss for the six months ended June 30, 1998 of $1,822,000, or a $0.95 basic and diluted loss per common share.

                               Year 2000 Issue

The Company relies on PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. However, even if the internal systems of the Company are not materially affected by the Year 2000 Issue, the Company could be affected through disruptions in the operations of enterprises with which the Company interacts. As such, there can be no assurance that the Year 2000 Issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

                        PART II -- OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

           None

ITEM 2     CHANGES IN SECURITIES

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization of the Company through a one-for-twenty reverse stock split of its common stock, $0.04 par value per share (the "Common Stock"), decreased the number of authorized shares of Common
Stock from 60.0 million shares, $0.04 par value per share, to 20.0 million shares, par value $0.01 per share, and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

On June 18, 1998 the Company sold to 25 individual accredited investors an aggregate of 953,573 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,650 shares of Common Stock at $3.00 per share in accordance with the offering terms and elected to receive 62,949 shares of Common Stock in lieu of certain sales commissions and expenses. The Company raised an aggregate of $2,900,000 in gross proceeds. The shares issued in the Private Placement have not been registered; however, the Company has agreed to file a registration statement for the resale of such shares no later than August 30, 1998. The Company relied on Section 4(2) and/or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The annual meeting of stockholders was held on June 12, 1998 in Tarrytown, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

* Herbert H McDade, Jr., Kerry P. Gray and J. Michael Flinn were reelected Directors for three year terms. The votes were: McDade 25,075,818
- For and 196,290 - Withheld Authority; Gray 25,099,746 - For and 172,362 - Withheld Authority; and, Flinn 25,230,408 - For and 41,700 - Withheld
Authority.

* A proposal to amend the Company's 1995 stock option plan, as amended, was approved with 19,175,592 - For, 499,504 - Against, and 48,636 - Abstain.

* A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 1998 was approved with 25,176,882 - For 38,773 - Against and 56,453 - Abstain.

ITEM 5     OTHER INFORMATION

           None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits: 3.8   Certificate of Amendment of Certificate of
                           Incorporation filed June  18, 1998
                   10.13   Agreement between Access Pharmaceuticals, Inc. and
                           Block Drug Company, Inc.
                   10.14   Sales Agency Agreement
                   10.15   Registration Rights Agreement
                    27.1   Financial Data Schedule

     Reports on Form 8-K:  None


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ACCESS PHARMACEUTICALS, INC.



Date: August 14, 1998      By:  /s/ Kerry P. Gray
      ---------------          ------------------
                                Kerry P. Gray
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Date: August 14, 1998      By:  /s/ Stephen B. Thompson
      ---------------          ------------------------
                                Stephen B. Thompson
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                  ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                         a development stage company

                    Condensed Consolidated Balance Sheets

                                             June 30, 1998   December 31, 1997
                                              -------------    -------------
Assets                                         (unaudited)
------
Current Assets
  Cash and cash equivalents                    $ 2,174,000      $   438,000
  Accounts receivable                                2,000            1,000
  Prepaid expenses and other current assets         27,000           51,000
                                              -------------    -------------
Total Current Assets                             2,203,000          490,000
                                              -------------    -------------

Property and Equipment, at cost                  1,007,000        1,047,000
Less accumulated depreciation and amortization    (722,000)        (625,000)
                                              -------------    -------------
                                                   285,000          422,000
                                              -------------    -------------
Licenses, net of accumulated amortization
   of $50,000 and $25,000 at June 30, 1998
   and December 31, 1997, respectively             450,000          475,000

Other Assets                                       108,000           60,000
                                              -------------    -------------
Total Assets                                   $ 3,046,000      $ 1,447,000
                                              =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and accrued expenses        $   390,000      $   434,000
  Royalties payable                                      -           53,000
  Accrued insurance premium                         13,000           38,000
  Current portion of obligations under
    capital leases                                  88,000          181,000
                                              -------------    -------------
Total Current Liabilities                          491,000          706,000
                                              -------------    -------------
Obligations under capital leases,
    net of current portion                          75,000          142,000
                                              -------------    -------------
Total Liabilities                                  566,000          848,000
                                              -------------    -------------

Stockholders' Equity
Preferred stock, $.01 par value, authorized
  2,000,000 Shares, none issued or outstanding
  at June 30, 1998; $.01 par value, authorized
  10,000,000 shares, none issued or
  outstanding at December 31, 1997                       -                -
Common stock,  $.01 par value, authorized
  20,000,000 Shares, 3,092,245, issued and
  outstanding at June 30, 1998; Authorized
  3,000,000 shares, 1,630,450 issued and
  outstanding at December 31,1997                   31,000           16,000
Additional paid-in capital                      24,019,000       20,331,000
Deficit accumulated during the
  development stage                            (21,570,000)     (19,748,000)
                                              -------------    -------------
Total Stockholders' Equity                       2,480,000          599,000
                                              -------------    -------------
Total Liabilities and Stockholders' Equity     $ 3,046,000      $ 1,447,000
                                              =============    =============

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

              ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                      a development stage company

                Condensed Consolidated Statements of Operations
                              (unaudited)

                                         Three Months ended           Six Months ended
                                               June 30,                   June 30,            February 24, 1988
                                    ---------------------------   ----------------------------   (inception) to
                                        1998           1997            1998            1997      June 30, 1998
                                    ------------   ------------   ------------   ------------   ---------------
Revenues
Research and development            $         -    $         -    $         -    $         -    $  2,711,000
Option income                                 -              -              -              -       2,149,000
Licensing revenues                            -         50,000              -        188,000         325,000
                                    ------------   ------------   ------------   ------------   ------------
Total Revenues                                -         50,000              -        188,000       5,185,000
                                    ------------   ------------   ------------   ------------   -------------

Expenses
Research and development                501,000        538,000        936,000      1,042,000       9,545,000
General and administrative              359,000        424,000        750,000        829,000       7,613,000
Depreciation and amortization            66,000         30,000        130,000         62,000       1,186,000
Write-offexcess purchase price                -              -              -              -       8,894,000
                                    ------------   ------------   ------------   ------------   -------------
Total Expenses                          926,000        992,000      1,816,000      1,933,000      27,238,000
                                    ------------   ------------   ------------   ------------   -------------

Loss From Operations                   (926,000)      (942,000)    (1,816,000)    (1,745,000)    (22,053,000)
                                    ------------   ------------   ------------   ------------   -------------
Other Income (Expense)
Interest and miscellaneous income         6,000         37,000          8,000         84,000         782,000
Interest expense                         (5,000)        (7,000)       (14,000)       (15,000)       (172,000)
                                    ------------   ------------   ------------   ------------   -------------
                                          1,000         30,000         (6,000)        69,000         610,000
                                    ------------   ------------   ------------   ------------   -------------

Loss Before Income Taxes               (925,000)      (912,000)    (1,822,000)    (1,676,000)    (21,443,000)
Provision for Income Taxes                    -              -             -               -         127,000
                                    ------------   ------------   ------------   ------------   -------------
Net Loss                            $  (925,000)   $  (912,000)   $(1,822,000)   $(1,676,000)   $(21,570,000)
                                    ============   ============   ============   ============   =============
Basic and Diluted Loss Per
  Common Share                      $     (0.42)   $     (0.58)   $     (0.95)   $     (1.07)
                                    ============   ============   ============   ============
Weighted Average Basic and Diluted
  Common Shares Outstanding           2,209,775      1,569,566      1,920,564      1,569,566
                                    ============   ============   ============   ============

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

              ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company

              Condensed Consolidated Statements of Cash Flows
                                (unaudited)

                                      Six Months ended June 30,   February 24, 1988
                                      --------------------------  (inception) to
                                          1998           1997      June 30, 1998
                                      ------------  ------------   -------------
Cash Flows From Operating Activities
Net Loss                              $(1,822,000)  $(1,676,000)   $(21,570,000)
Adjustments to reconcile net loss to
    cash used in operating activities:
  Write-off of excess purchase price            -             -       8,894,000
  Consulting expense related to
    warrants granted                            -             -         532,000
  Research expenses related to common
    stock granted and donated equipment     8,000             -         108,000
  Depreciation and amortization           130,000        62,000       1,186,000
  Unearned revenue                              -             -        (110,000)
  Change in operating assets
      and liabilities:
    Accounts receivable                    (1,000)       (9,000)         (3,000)
    Prepaid expenses and other
      current assets                       24,000        46,000         (28,000)
    Other assets                            2,000             -          (6,000)
    Accounts payable and accrued
      expenses                           (122,000)     (288,000)        110,000
                                      ------------  ------------  --------------
Net Cash Used In Operating Activities  (1,781,000)   (1,865,000)    (10,887,000)
                                      ------------  ------------  --------------

Cash Flows From Investing Activities
Capital expenditures                       (3,000)      (24,000)     (1,167,000)
Sales of capital equipment                      -             -           6,000
Purchase of Tacora, net of cash acquired        -             -        (124,000)
Other assets                              (50,000)            -        (100,000)
                                      ------------  ------------  --------------
Net Cash Used In Investing Activities     (53,000)      (24,000)     (1,385,000)
                                      ------------  ------------  --------------

Cash Flows From Financing Activities
Proceeds from notes payable                     -             -         721,000
Payments of principal on obligations under
  capital leases                         (133,000)      (77,000)       (587,000)
Cash acquired in merger with Chemex             -             -       1,587,000
Proceeds from stock issuances, net      3,703,000             -      12,725,000
                                      ------------  ------------  --------------
Net Cash Provided By (Used In)
Financing Activities                    3,570,000       (77,000)     14,446,000
                                      ------------  ------------  --------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                      1,736,000    (1,966,000)      2,174,000
Cash and Cash Equivalents at
  Beginning of Period                     438,000     4,428,000               -
                                      ------------  ------------  --------------
Cash and Cash Equivalents at
  End of Period                       $ 2,174,000   $ 2,462,000   $   2,174,000
                                      ============  ============  ==============

Cash paid for interest                $    14,000   $    15,000   $     164,000
Cash paid for income taxes                      -             -         127,000

Supplemental disclosure of
    noncash transactions
  Payable accrued for fixed
    asset purchase                    $         -    $        -    $     47,000
  Elimination of note payable
    to Chemex Pharmaceuticals
    due to merger                               -             -         100,000
  Stock issued for License on patents           -             -         500,000
  Equipment purchases financed
    through capital leases                      -             -          82,000
  Net liabilities assumed in
    acquisition of Tacora Corporation           -             -         455,000

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

               ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                     a development stage company
            Notes to Condensed Consolidated Financial Statements
                 Six Months Ended June 30, 1998 and 1997
                             (unaudited)

(1)     Interim Financial Statements

The consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations for the three and six months ended and cash flows for the six months ended June 30, 1998 and 1997 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. Certain reclassifications have been made to prior year financial statements to conform with the June 30, 1998 presentation. The accompanying Consolidated Balance Sheets and Statements of Operations have been retroactively restated to reflect the Recapitalization including the one-for-twenty reverse stock split.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1997 contains financial information taken from the audited financial statements as of that date.

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

(2)     Liquidity

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the second quarter of 1999. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If the anticipated revenues are delayed or do not occur or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the third quarter of 1999. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

The Independent Auditor's Report on the Company's 1997 consolidated financial statements included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

(3)     Recapitalization

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share (the "Common Stock"), which decreased the number of authorized shares of Common Stock from 60.0 million shares, at $0.04 par value per share, to 20.0 million shares, par value $0.01 per share, and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

(4)     Private Placement

The Company raised $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998) less cash issuance costs of $33,750, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock and warrants to purchase 8,333 shares of Common
Stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

On June 18, 1998, the Company, assisted by an investment bank, raised an aggregate of $2.9 million in gross proceeds, less cash issuance costs of $202,000, from the first closing of a private placement of 953,573 shares Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of Common Stock in lieu of certain sales commissions and expenses. Legal fees and other issuance costs were $122,000 through June 30, 1998.
The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

On July 30, 1998, the Company raised an aggregate of $900,000 in gross proceeds, less cash issuance costs of $24,000, from the second closing of a private placement of 300,000 shares Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of Common Stock in lieu of certain sales commissions and expenses. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

The investment bank has been engaged to assist the Company in raising up to an additional $4.0 million to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes. There can be no assurances that any additional closings of the private placement will take place.