Form 10-Q
period 1998-09-30
ACCESS PHARMACEUTICALS INC
filed 1998-11-12
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

        Yes   X         No
            -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock outstanding as
of November 12, 1998                        3,430,266 shares, $0.01 par value
   -----------------                        ---------

                         Total No. of Pages  15

                    PART I -- FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. ("Access" or the "Company") is a Delaware corporation in the development stage. The Company is a site-directed drug targeting company using bioresponsive carriers to target and control the release of therapeutic agents into sites of disease activity and significantly improve the side effect profile of the agents. The Company has proprietary patents or rights to four technology platforms: synthetic polymers, Residerm TM, carbohydrate targeting technology and selective muscle and nerve delivery systems. In addition, Access' partner Block Drug Company is marketing
Aphthasol TM in the United States, the first FDA approved product for the treatment of canker sores. Access is currently licensing this product in international markets and developing new delivery forms.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to Access' research and development focus, uncertainties associated with research and development activities, uncertainty associated with preclinical and clinical testing, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, the year 2000 issue, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At September 30, 1998, the Company's accumulated deficit was approximately $22.4 million.

RECENT DEVELOPMENTS

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization of the Company through a one-for-twenty reverse stock split of its common stock, $0.04 par value per share, which decreased the number of authorized shares of common stock from 60.0 million, at $0.04 par value per share, to 20.0 million shares, $0.01 par value per share (the "Common Stock"), and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

An investment bank has been engaged to assist the Company in raising funds to support the Company's research and development activities. As discussed below, from March to July 1998, the Company raised an aggregate of $5.0 million. Up to an additional $4.0 million may be raised. There can be no assurances that any additional closings of the private placement will take place.

The Company, assisted by an investment bank, raised $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998) less cash issuance costs of $47,000, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock and warrants to purchase 8,333 shares of Common Stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

On June 18, 1998, the Company, assisted by the same investment bank, raised an aggregate of $2.9 million in gross proceeds, less cash issuance costs of $202,000, from the first closing of a private placement of 953,573 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of Common Stock in lieu of certain sales commissions and expenses.

On July 30, 1998, the Company, assisted by the same investment bank, raised an aggregate of $900,000 in gross proceeds, less cash issuance costs of $24,000, from the second closing of a private placement of 300,000 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of Common Stock in lieu of certain sales commissions and expenses.

Through September 30, 1998, issuance costs for all placements totaled $405,000. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

All share numbers and prices referenced herein have been adjusted to reflect the Recapitalization.

On June 8, 1998, the Company entered into an agreement to license from Block Drug Company the rights to amlexanox oral paste 5% for certain international markets. Amlexanox oral paste 5% was jointly developed by the Company and Block Drug Company, and was subsequently purchased by Block Drug
Company with the Company receiving an up front fee and future royalty payments. Amlexanox oral paste 5% is currently marketed in the United States by Block Drug under the trademark AphthasolTM. AphthasolTM was launched to the dental market in December 1997 and was launched to the general practice physician market in June 1998.

Access has announced agreements or letters of intent with the following international partners to market amlexanox 5% paste: In the UK and Ireland Access signed an agreement on August 18, 1998 with Strakan Limited. Under the terms of the agreement, Strakan will bear all costs associated with the regulatory process in the UK and the European community, and will pay milestones based on cumulative sales and a royalty on sales. On August 20, 1998 Access announced it had signed a Letter of Intent with Paladin Labs, Inc. for marketing rights for amlexanox in Canada. Paladin will bear all costs associated with gaining regulatory approval in Canada, and will pay milestones based on cumulative sales revenue and a royalty on sales. Paladin is a subsidiary of PharmaScience. Access signed a Letter of Intent on October 2, 1998 with Meda AB of Sweden for licensing rights in Sweden, Finland, Norway, Denmark, Latvia, Estonia, Lithuania and Iceland. Under the terms of the agreement, Meda will make an up-front license payment, pay milestone payments and a royalty on sales. Access also announced on October 15, 1998 the signing of a Letter of Intent with Laboratoios Dr. Esteve to license amlexanox for Italy, Spain, Portugal and Greece. Esteve will make an up-front license payment, pay milestone payments and will pay a royalty on sales.

Access signed an agreement on August 25, 1998 with ViroTex Corporation ("ViroTex") to incorporate amlexanox in the proprietary mucoadhesive technologies being developed by ViroTex. ViroTex is developing an innovative bioerodiable mucoadhesive ("BEMA") delivery system, which is a thin film that adheres to the oral mucosa and erodes over time delivering the drug into the tissue. Also under development is a film forming mucocutaneous adsorption ("MCA") gel that deposits a film upon application to mucosal surfaces adhering well to wet or damp skin, this technology can also be adapted to an aerosal spray delivery system.

It is anticipated that within nine months a formulation could be ready for clinical testing. Access will fund the ViroTex project development activities; however, Block Drug Company will share in the development costs by way of a reduction in the royalty Access will pay Block for international sales. The international rights to any product resulting from the collaboration with ViroTex will be out-licensed by Access to its amlexanox licensing partners. ViroTex will receive a royalty on all worldwide sales of products incorporating its propriety technology.

                    Liquidity and Capital Resources

As of September 30, 1998 the Company's principal source of liquidity is $2,230,000 of cash and cash equivalents. Working capital as of September 30, 1998 was $1,768,000, representing an increase in working capital of $1,984,000 as compared to the working capital deficit as of December 31, 1997 of $216,000. The increase in working capital at September 30, 1998 was due to $4.6 million in net proceeds received from the private placement of the Company's Common Stock sold in June and July 1998 and the private placement of units in March and April 1998 net of monthly operating expenses.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $22,384,000 at September 30, 1998. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the January 1996 merger.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the second quarter of 1999. The Company is dependent on raising additional capital to fund the development of its technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

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

                           Third Quarter 1998
                              Compared to
                           Third Quarter 1997

The Company had $113,000 in licensing revenue in the third quarter of 1997 as compared to no revenues in the third quarter 1998. Third quarter 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology.

Total research spending for the third quarter of 1998 was $481,000, as compared to $787,000 for the same period in 1997, a decrease of $306,000. The decrease in expenses was the result of lower external contract research costs due primarily to the expiration of an agreement with the University of London and research funding of the Dow project in 1997- $263,000; lower consulting expenses - $29,000; lower equipment rent- $23,000; and lower other net costs totaling- $7,000; offset by higher salaries and related costs - $16,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $319,000 for the third quarter of 1998, a decrease of $106,000 as compared to the same period in 1997. The decrease in spending was primarily due to the following: lower patent costs- $79,000; decreased general business consulting fees- $63,000; offset by increased shareholder expenses- $14,000; increased rent- $13,000; and other net increases totaling- $9,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $39,000 for the third quarter 1998 as compared to $31,000 for the same period in 1997 reflecting the additional depreciation of the assets acquired in the Tacora merger and amortization of licenses.

Interest and miscellaneous income was $29,000 for the third quarter of 1998 as compared to $23,000 for the same period in 1997, an increase of $6,000. The increase was due to higher interest income from higher cash balances in 1998.

Total operating expenses in the third quarter of 1998 were $839,000 with interest income of $29,000, and interest expense of $4,000 resulting in a loss for the quarter of $814,000 or a $0.24 basic and diluted loss per common share.

                    Nine Months ended September 30, 1998
                              Compared to
                    Nine Months ended September 30, 1997

Net revenues for the nine months ended September 30, 1997 were $301,000 as compared to no revenues for the same period in 1998. 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology.

Research spending for the nine months ended September 30, 1998 was $1,417,000 as compared to $1,829,000 for the same period in 1997, a decrease of $412,000. The decrease in expenses was due to: lower external contract research costs- $154,000; lower salary and related costs- $132,000; lower equipment rent- $78,000; lower travel expenses- $39,000; and other net decreases totaling- $9,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

General and administrative expenses were $1,069,000 for the nine months ended September 30, 1998, a decrease of $185,000 as compared to the same period in 1997. The decrease was primarily due to the following: lower general business consulting fees and expenses- $210,000; and lower director and officer insurance costs- $56,000; offset by higher patent expenses- $51,000; higher shareholder expenses- $14,000 and other net increases totaling- $16,000.

Depreciation and amortization was $169,000 for the nine months ended September 30, 1998 as compared to $93,000 for the same period in 1997 reflecting the additional depreciation of the assets acquired in the Tacora merger and amortization of licenses.

Interest and miscellaneous income was $37,000 for the nine months ended September 30, 1998 as compared to $107,000 for the same period in 1997, a decrease of $70,000. The decrease was due to lower interest income from lower cash balances in 1998.

Accordingly, this resulted in a loss for the nine months ended September 30,
1998
of $2,636,000, or a $1.10 basic and diluted loss per common share.

                            Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

We have begun to develop a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which we have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of the third quarter of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. We intend to complete all phases before the end of the third quarter of 1999.

We have identified three major areas determined to be critical for successful Y2K compliance: Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

With respect to Area 1, we are completing an internal review and contacting all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), we are working with equipment manufactures to identify our exposures. With respect to Area 3, we are in the process of evaluating our reliance on third parties in order to determine whether their Y2K compliance will adequately assure our uninterrupted operations.

We have yet to complete Phase I of our Y2K program with respect to all three of the major areas. The Company relies on PC-based systems and does not expect to incur material costs to transition to Y2K compliant systems in its internal operations. However, even if the internal systems of the Company are not materially affected by the Y2K Issue, the Company could be affected by third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations. Because we have not completed Phase II contingency planning, we can not describe what action we would take in any of the areas should Y2K compliance not be achievable in time. As such, there can be no assurance that the Y2K Issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

As of September 30, 1998, we have not identified any costs related to replacement or remediation and testing of our Area 1 computer information systems. Not having completed our Phase I and Phase II evaluations, at this time we have no basis for estimating the potential cost of our Y2K compliance programs. The funds for these costs will be part of our cash flow from operations and expenditures.

                     PART II -- OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          On July 30, 1998 the Company sold to 16 individual accredited investors an aggregate of 300,000 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of Common Stock at $3.00 per share in accordance with the offering terms and elected to receive 34,450 shares of Common Stock in lieu of certain sales commissions and expenses. The Company raised an aggregate of $900,000 in gross proceeds. The shares issued in the Private Placement have not been registered; however, the Company has filed, on August 30, 1998, a registration statement for the resale of such shares. The Company relied on Section 4(2) and/or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation
          D as exemptions from the registration thereunder. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:              27.1 Financial Data Schedule

          Reports on Form 8-K:

          On October 29, 1998, the Registrant filed a Current Report on
          Form 8-K related to Changes in the Registrant's Certifying Accountants. The Company's previous auditors, KPMG Peat
          Marwick LLP, resigned as of October 22, 1998. The Board of Directors of the Company has begun the process of seeking to retain an accounting firm to audit the Company's consolidated financial statements for the current fiscal year ending December 31, 1998. The Board of Directors expects to complete its search and retain a new accounting firm prior to the end of this accounting year.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ACCESS PHARMACEUTICALS, INC.

Date:   November 12, 1998             By: /s/ Kerry P. Gray
                                          -----------------
                                          Kerry P. Gray
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:   November 12, 1998             By: /s/ Stephen B. Thompson
                                          -----------------------
                                          Stephen B. Thompson
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

               ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company

                   Condensed Consolidated Balance Sheets

                                          September 30, 1998   December 31, 1997
                                              -------------     -------------
                                               (unaudited)
Assets
------
Current Assets
  Cash and cash equivalents                    $ 2,230,000       $   438,000
  Accounts receivable                                    -             1,000
  Prepaid expenses and other current assets         12,000            51,000
                                              -------------     -------------
Total Current Assets                             2,242,000           490,000
                                              -------------     -------------

Property and Equipment, at cost                  1,007,000         1,047,000
Less accumulated depreciation and amortization    (749,000)         (625,000)
                                              -------------     -------------
                                                   258,000           422,000
                                              -------------     -------------

Licenses, net of accumulated amortization
   of $37,000 and $25,000 at September 30,
   1998 and December 31, 1997, respectively        438,000           475,000

Other Assets                                       108,000            60,000
                                              -------------     -------------
Total Assets                                   $ 3,046,000       $ 1,447,000
                                              =============     =============


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and accrued expenses        $   380,000       $   434,000
  Royalties payable                                      -            53,000
  Accrued insurance premium                              -            38,000
  Current portion of obligations under
    capital leases                                  94,000           181,000
                                              -------------     -------------
Total Current Liabilities                          474,000           706,000
                                              -------------     -------------

Obligations under capital leases,
    net of current portion                          53,000           142,000
                                              -------------     -------------
Total Liabilities                                  527,000           848,000
                                              -------------     -------------

Stockholders' Equity
Preferred stock, $.01 par value, authorized
  2,000,000 shares, none issued or outstanding
  at September  30, 1998; $.01 par value,
  authorized 10,000,000 shares, none issued
  or outstanding at December 31, 1997                    -                 -
Common stock, $.01 par value, authorized
  20,000,000 shares, 3,439,266, issued and
  outstanding at September  30, 1998;
  authorized 3,000,000 shares, 1,630,450
  issued and outstanding at December 31,1997        34,000            16,000
Additional paid-in capital                      24,869,000        20,331,000
Deficit accumulated during the
  development stage                            (22,384,000)      (19,748,000)
                                              -------------     -------------
Total Stockholders' Equity                       2,519,000           599,000
                                              -------------     -------------
Total Liabilities and Stockholders' Equity     $ 3,046,000       $ 1,447,000
                                              =============     =============

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                  ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       a development stage company

               Condensed Consolidated Statements of Operations
                              (unaudited)

                                        Three Months ended           Nine Months ended
                                          September  30,                September 30,          February 24, 1988
                                    ---------------------------   ---------------------------   (inception) to
                                        1998           1997           1998           1997     September 30, 1998
                                    ------------   ------------   ------------   ------------   -------------
Revenues
Research and development             $        -     $        -     $        -     $        -     $ 2,711,000
Option income                                 -              -              -              -       2,149,000
Licensing revenues                            -        113,000              -        301,000         325,000
                                    ------------   ------------   ------------   ------------   -------------
Total Revenues                                -        113,000              -        301,000       5,185,000
                                    ------------   ------------   ------------   ------------   -------------

Expenses
Research and development                481,000        787,000      1,417,000      1,829,000      10,026,000
General and administrative              319,000        425,000      1,069,000      1,254,000       7,932,000
Depreciation and amortization            39,000         31,000        169,000         93,000       1,225,000
Write-off of excess purchase price            -              -              -              -       8,894,000
                                    ------------   ------------   ------------   ------------   -------------
Total Expenses                          839,000      1,243,000      2,655,000      3,176,000      28,077,000
                                    ------------   ------------   ------------   ------------   -------------

Loss From Operations                   (839,000)    (1,130,000)    (2,655,000)    (2,875,000)    (22,892,000)
                                    ------------   ------------   ------------   ------------   -------------

Other Income (Expense)
Interest and miscellaneous income        29,000         23,000         37,000        107,000         811,000
Interest expense                         (4,000)        (5,000)       (18,000)       (20,000)       (176,000)
                                    ------------   ------------   ------------   ------------   -------------
                                         25,000         18,000         19,000         87,000         635,000
                                    ------------   ------------   ------------   ------------   -------------

Loss Before Income Taxes               (814,000)    (1,112,000)    (2,636,000)    (2,788,000)    (22,257,000)
Provision for Income Taxes                    -              -              -              -         127,000
                                    ------------   ------------   ------------   ------------   -------------
Net Loss                            $  (814,000)   $(1,112,000)   $(2,636,000)   $(2,788,000)   $(22,384,000)
                                    ============   ============   ============   ============   =============

Basic and Diluted Loss Per
  Common Share                      $     (0.24)   $     (0.70)   $     (1.10)   $     (1.77)
                                    ============   ============   ============   ============

Weighted Average Basic and Diluted
  Common Shares Outstanding           3,322,668      1,595,979      2,393,068      1,578,467
                                    ============   ============   ============   ============

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

               ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        a development stage company

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                   Nine Months ended September 30,  February 24, 1988
                                       --------------------------    (inception) to
                                           1998          1997     September 30, 1998
                                       ------------  ------------  -------------
Cash Flows From Operating Activities:
Net Loss                               $(2,636,000)  $(2,788,000)  $(22,384,000)
Adjustments to reconcile net loss to
    cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Consulting expense related to
    warrants granted                             -             -        532,000
  Research expenses related to common
    stock granted and donated equipment      9,000       100,000        109,000
  Depreciation and amortization            169,000        93,000      1,225,000
  Unearned revenue                               -             -       (110,000)
  Change in operating assets
      and liabilities:
    Accounts receivable                      1,000       (87,000)        (1,000)
    Prepaid expenses and
      other current assets                  39,000        60,000        (13,000)
    Other assets                             2,000         1,000         (6,000)
    Accounts payable and
      accrued expenses                    (145,000)     (309,000)         87,000
                                       ------------  ------------  -------------
Net Cash Used In Operating Activities   (2,561,000)   (2,930,000)   (11,667,000)
                                       ------------  ------------  -------------

Cash Flows From Investing Activities:
Capital expenditures                        (4,000)      (24,000)    (1,168,000)
Sales of capital equipment                       -             -          6,000
Purchase of Tacora, net of cash acquired         -             -       (124,000)
Other Assets                               (50,000)            -       (100,000)
                                       ------------  ------------  -------------
Net Cash Used In Investing Activities      (54,000)      (24,000)    (1,386,000)
                                       ------------  ------------  -------------

Cash Flows From Financing Activities:
  Proceeds from notes payable                    -             -        721,000
  Payments of principal on obligations
    under capital leases                  (149,000)     (126,000)      (603,000)
  Cash acquired in merger with
    Chemex Pharmaceuticals                       -             -      1,587,000
  Proceeds from stock issuances, net     4,556,000             -     13,578,000
                                       ------------  ------------  -------------
Net Cash Provided By (Used In)
  Financing Activities                   4,407,000      (126,000)    15,283,000
                                       ------------  ------------  -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                       1,792,000    (3,080,000)     2,230,000
Cash and Cash Equivalents at
  Beginning of Period                      438,000     4,428,000              -
                                       ------------  ------------  -------------
Cash and Cash Equivalents at
  End of Period                        $ 2,230,000   $ 1,348,000   $  2,230,000
                                       ============  ============  =============

Cash paid for interest                 $    18,000   $    20,000   $    173,000
Cash paid for income taxes                       -             -        127,000

Supplemental disclosure of
    noncash transactions
  Payable accrued for fixed
    asset purchase                     $         -   $         -   $     47,000
  Elimination of note payable
    to Chemex Pharmaceuticals
    due to merger                                -             -        100,000
  Stock issued for License on patents            -       500,000        500,000
  Equipment purchases financed
    through capital leases                       -        72,000         82,000
  Net liabilities assumed in
    acquisition of Tacora Corporation            -             -        455,000

----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

                 ACCESS PHARMACEUTICALS, INC. AND SUBSIDIARY
                       a development stage company
             Notes to Condensed Consolidated Financial Statements
                Nine Months Ended September 30, 1998 and 1997
                              (unaudited)

(1)Interim Financial Statements

The consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations for the three and nine months ended and cash flows for the nine months ended September 30, 1998 and 1997 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. Certain reclassifications have been made to prior year financial statements to conform with the September 30, 1998 presentation. The accompanying Consolidated Balance Sheets and Statements of Operations have been retroactively restated to reflect the Recapitalization including the one-for-twenty reverse stock split effected June 18, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1997 contains financial information taken from the audited financial statements as of that date.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The adoption of this new accounting standard, which required the restatement of all presented periods' earnings per share data, did not have a material impact on previously reported earnings per share. Potentially dilutive effect of the Company's outstanding options and common stock warrants have not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

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

(2)Liquidity

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

(3)Recapitalization

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization of the Company through a one-for-twenty reverse stock split of Access common stock, $.04 par value per share, which decreased the number of authorized shares of common stock from 60.0 million shares, at $0.04 par value per share, to 20.0 million shares, par value $0.01 per share (the "Common Stock"), and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to 2.1 million.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

(4)Private Placement

The Company, assisted by an investment bank, raised $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998) less cash issuance costs of $47,000, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock and warrants to purchase 8,333 shares of Common Stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

On June 18, 1998, the Company, assisted by the same investment bank, raised an aggregate of $2.9 million in gross proceeds, less cash issuance costs of $202,000, from the first closing of a private placement of 953,573 shares Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of Common Stock in lieu of certain sales commissions and expenses.

On July 30, 1998, the Company, assisted by the same investment bank, raised an aggregate of $900,000 in gross proceeds, less cash issuance costs of $24,000, from the second closing of a private placement of 300,000 shares of Common Stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of Common Stock in lieu of certain sales commissions and expenses. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

Through September 30, 1998, issuance costs for all placements totaled $405,000. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

The investment bank has been engaged to assist the Company in raising up to an additional $4.0 million to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes. There can be no assurances that any additional closings of the private placement will take place.