Form 10-Q/A
period 1998-06-30
ACCESS PHARMACEUTICALS INC
filed 1998-12-04
CIK 318306

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

    Yes   X       No
        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock outstanding as
of August 14, 1998                         3,426,695 shares, $0.01 par value
   ---------------                         ---------

                        PART II -- OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K


           Exhibits: 3.8   Certificate of Amendment of Certificate of
                           Incorporation filed June  18, 1998
                           (previously filed)
                   10.13   Agreement between Access Pharmaceuticals, Inc. and
                           Block Drug Company, Inc.
                           (Confidential Treatment Requested)
                   10.14   Sales Agency Agreement (previously filed)
                   10.15   Registration Rights Agreement (previously filed)
                    27.1   Financial Data Schedule (previously filed)


     Reports on Form 8-K:  None


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ACCESS PHARMACEUTICALS, INC.



Date: December 4, 1998      By:  /s/ Kerry P. Gray
      -----------------          ------------------
                                Kerry P. Gray
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Date: December 4, 1998      By:  /s/ Stephen B. Thompson
      -----------------          ------------------------
                                Stephen B. Thompson
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)