Form 10-K
period 1998-12-31
ACCESS PHARMACEUTICALS INC
filed 1999-03-31
CIK 318306

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998


                     Commission File Number 0-9314

                      ACCESS PHARMACEUTICALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                       83-0221517
--------------------------                       -------------------------
 (State of Incorporation)                        (I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX               75207
--------------------------------------------            ----------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (214) 905-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, One Cent ($0.01) Par Value
              ----------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   /x/    No
                                                  -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/
                             -----
The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $7,242,000.

As of March 25, 1999 there were 3,429,402 shares of Access
Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of
Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                     PART I - FINANCIAL INFORMATION

ITEM 1.   BUSINESS

Overview of Current Operations

Access Pharmaceuticals, Inc. (together with its subsidiary, "Access" or the "Company") was founded in 1974 as Chemex Corporation, a Wyoming corporation, and in 1983 changed its name to Chemex Pharmaceuticals, Inc. ("Chemex"). Chemex changed its state of incorporation from Wyoming to Delaware on June 30, 1989. In connection with the merger of Access Pharmaceuticals, Inc., a Texas corporation ("API"), with and into the Company on January 25, 1996 (the "Merger"), the name of the Company was changed to Access Pharmaceuticals, Inc.

Access' principal executive office is at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; its telephone number is (214) 905-5100.

Recent Developments

On March 1, 1999, the Company and a wholly owned subsidiary of the Company entered into a merger agreement with Virologix Corporation ("Virologix"), whereby Virologix will become a wholly owned subsidiary of the Company. The closing of the merger is subject to certain conditions, including the condition that the Company raise at least $3.0 million in equity financing.

Virologix is a privately held company focused on the development of product candidates for the prevention and treatment of viral diseases, including HIV. Under the terms of the agreement, the Virologix shareholders will receive 1,000,000 shares of common stock of the Company. It is anticipated that the closing of the acquisition will take place during the second quarter of 1999.

Business

Access is a drug delivery company using advanced polymer technology for application in cancer treatment, dermatology and medical imaging. In addition, the Company has developed a drug to treat canker sores that was sold to Block Drug Company ("Block") and is currently being marketed in the United States by Block, subject to a royalty agreement with the Company. The Company's lead compounds are as follows:

Amlexanox - This is currently the only compound approved by the Food and Drug Administration ("FDA") for the treatment of canker sores.
Independent market research sponsored by the Company indicates that more than 7 million patients visit doctors or dentists per year in the United States with complaints of canker sores. Current estimates indicate that approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim that their canker sores recur.

In 1995, Access sold its rights to amlexanox to Block subject to a retained royalty. On June 8, 1998, the Company entered into an agreement to license back from Block these rights to amlexanox for certain international markets. Pursuant to the new agreement, the Company announced on August 18, 1998 that it signed a License Agreement for the United
Kingdom and Ireland with Strakan Limited ("Strakan") to license amlexanox for the treatment of canker sores. Under the terms of this agreement, Strakan will be responsible for and will bear all costs associated with the regulatory approval process in the United Kingdom and European Union, will pay milestones based on cumulative sales revenue and will pay a royalty on sales. The Company also announced that Strakan had filed the product license application for amlexanox 5% paste with UK regulatory authorities. It is anticipated that the product will be registered throughout Europe in 1999. An international outlicensing program is ongoing.

The Company recently signed a license agreement with Block for the rights to develop amlexanox for use in chemotherapy and radiation induced mucositis. Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that effects an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. Any treatment that would accelerate healing and/or diminish the rate of appearance would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy.
The Company believes amlexanox could have a clinical benefit in treating and preventing this condition because of the clinical similarities of mucositis to canker sores for which amlexanox has proven efficacy. An
Investigational New Drug ("IND") has been filed with the FDA and a Phase
II protocol developed to
investigate a mouthwash formulation for the prevention and treatment of mucositis in cancer patients undergoing treatment.

Access, in conjunction with Atrix Laboratories, Inc., is working to develop additional formulations including a mucoadhesive disc and a mucoadhesive gel that can also be adapted to an aerosol spray. These formulations will be clinically investigated in the prevention of canker sores, oral lichen planus and mucositis.

Polymer Platinate (AP 5070) - Chemotherapy, surgery and radiation are the major components in the clinical management of cancer patients.
Chemotherapy is usually the primary treatment of hematologic malignancies, which cannot be excised by surgery, and is increasingly used as an adjunct to radiation and surgery, to improve efficacy, and is used as the primary therapy for some solid tumors and metastases. The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens they can tolerate. Clinicians attempt to design a combination of drugs, dosing schedule and method of administration to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells.

For chemotherapeutic agents to be effective in treating cancer patients, the agent must reach the target cells in effective quantities with minimal toxicity in normal tissues. Most current drugs have significant limitations. Certain cancers are inherently unresponsive to chemotherapeutic agents, while other cancers initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy, with the resistant cells surviving and resulting in relapse. Another limitation of current anti-cancer drugs is that serious toxicity, including bone marrow suppression or irreversible cardiotoxicity, can prevent their administration in curative doses.

Polymer Platinate is a chemotherapeutic agent which the Company believes has the potential to have significantly superior efficacy in treating numerous cancers compared to existing platinum compounds. Platinum compounds are one of the largest selling categories of chemotherapeutic agents with annual sales in excess of $800 million. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug delivery goal therefore is to enhance delivery of the drug to the tumor and minimize the amount of drug affecting normal organs in the body. The Company's Polymer Platinate (as to which the Company has applied for patents) seeks to achieve this goal by attaching a large polymer to a small platinum molecule. This takes advantage of the fact that the cells lining the walls of blood vessels that feed tumors are usually leaky or hyperpermeable, allowing the large Polymer Platinate molecule to enter the tumor in preference to other tissue, which does not have leaky or hyperpermeable blood vessels. On the other hand, the capillary/lymphatic drainage system of tumors is not well developed and limited, so the drug gets trapped in the tumor. This dual effect is called enhanced permeability and retention (EPR). In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug is in circulation, thereby reducing toxicity. The proposed mechanism of how
Polymer Platinate is taken up by tumor cells bypasses known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

In animal models, the Company's Polymer Platinate has delivered up to 63 times the amount of Platinum to tumors compared with cisplatin (the standard platinum formulation) at the maximum tolerated dose, and the Company's Polymer Platinate was approximately 2.5 times more effective in inhibiting tumor growth than cisplatin alone. In terms of dosing, in animal studies, up to 15 times more platinum has been injected using the Company's Polymer Platinate, which could be clinically significant as platinum has a steep dose response curve. Consequently, clinical outcome could be greatly improved as a result of the ability to deliver additional drug to the tumor.

The Company plans to commence human clinical trials for its Polymer Platinate if the results of additional ongoing activities are successful.

Zinc Clindamycin - The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin, yet holding the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. The Company has a broad patent covering the use of zinc for such purposes.

The first zinc drug being developed by Access, in conjunction with its licensing partner, is Zinc Clindamycin for the treatment of acne. Acne drugs constitute an approximately $700 million per year market.
Clindamycin is a widely prescribed drug for the treatment of acne, and Access believes that the addition of zinc could potentially significantly increase the effectiveness of the drug through the reservoir effect of zinc, the activity of zinc and Clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance.

The Company believes that its zinc technology could provide a broad development platform for improved delivery of many topically applied products. The Company is currently evaluating zinc complexed with vitamin D, retanoids and anti-fungals.

Access has entered into a license agreement with Strakan relating to its zinc technology. Strakan has agreed to fund the development costs of Zinc Clindamycin and any additional compounds developed utilizing the zinc patent, and will share equally in all milestone payments received from the sublicensing of the compound. In addition, Access will receive a royalty on sales of products based on this technology.

MRI Imaging Agent - Magnetic resonance imaging (MRI) is a non-radioactive method of producing imaging for the diagnosis of a broad range of diseases and conditions. To date, for the diagnosis of cancer, the sensitivity of MRI has been insufficient to pick up very small tumors. The Company is developing an imaging agent that may greatly enhance the ability of MRI to detect certain small tumors. Currently, gadolinium, a rare earth metal, is used as an imaging agent in MRI, but its use is restricted to imaging brain tumors and vasculature. The reason why gadolinium is not used for other parts of the body is that approved gadolinium agents alone defuse much too rapidly throughout the body and are eliminated very quickly. The Access imaging agent consists of gadolinium attached to a polymer that selectively binds to tumors. Animal studies have indicated that the use of this imaging agent can result in up to 40% brighter images and the ability to detect tumors significantly smaller than those detectable with currently available techniques. In addition, in animal studies, the imaging agent has increased by up to four times the amount of time during which images can be taken, and this increased time period would represent a major potential advantage in handling patients.

Access has a license agreement with The Dow Chemical Company ("Dow Chemical") to use Dow Chemical's technology to develop binding agents of sufficient purity for human clinical use.

Access owns additional patented advanced technologies designed to deliver drug in response to specific diseases or take advantage of biological mechanisms. These technologies are designed to provide the Company's next advanced drug delivery product development candidates.

Drug Development Strategy

A part of Access' integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing overall cost of research. Access has signed agreements with The School of Pharmacy, University of London for platinate polymer technology, Dow Chemical for metal binding technology to develop imaging agents and radiopharmaceuticals, Strakan for the delivery of topical therapeutic agents which exploit the Access zinc patent, Duke University for advanced drug delivery systems and Atrix
Laboratories, Inc. for mucoadhesive polymer formulations of amlexanox.

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

Access has initiated and will continue to expand its internal core capabilities of chemistry, formulation, analytical methods development, initial process scale up, carbohydrate analysis, drug/diagnostic targeting screens and project management capability to maximize product opportunities in a timely manner. However, the manufacturing scaleup, preclinical testing and product production will be contracted to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, Access does not currently plan to become a fully integrated pharmaceutical company.

Consequently, Access expects to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, it is believed that the Access technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion of effective drug delivery is to control and optimize the localized release of drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems, etc., are based on a physical erosion process for delivering active product into the systemic circulation over time with the objective of improving patient compliance.
These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity. The
Company believes that its drug delivery technology platforms are differentiated from conventional drug delivery systems in that they seek to apply a disease specific approach to improve the drug delivery process with polymer carrier formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products. This is achieved by utilizing Bio~Responsive TM Polymers as novel drug delivery solutions to match the specific physical properties of each drug with the biological characteristics of each disease and targeting sites of disease activity. The Company believes that the ability to achieve physiological triggering of drug release at the desired site of action could enable the Access Bio~Responsive TM Polymers to potentially have broad therapeutic applications in the site specific delivery of chemotherapeutic agents in cancer, infection, inflammation, drugs for other autoimmune diseases, proteins, peptides and gene therapy.

Bio~Responsive TM Polymers mimic the natural transport mechanisms in the body which are involved in the localized delivery of biological mediators and cellular trafficking. Access uses a multi-faceted approach through the use of both natural carbohydrates and synthetic polymers. Access' central focus is to use Bio~Responsive TM Polymer systems that can respond to normal biochemical or disease-induced signals to localize drug carrier and release drug in a highly selective fashion. These polymeric drug carriers can be applied to a wide range of drug molecules including proteins and nucleotides and can be engineered to control pharmacokinetics and body distribution, site-selectivity, site-release of drug and drug clearance from non-target sites.

Access Core Drug Delivery Technology Platforms

Access' current drug delivery technology platforms take advantage of the following biological mechanisms to improve drug delivery:

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

Access Condensed Phase Smart Polymer Drug Delivery Technology

The Access condensed phase polymer system is based on the Smart Polymer Matrixes of Secretory Granules from secretory cells such as the mast cell or goblet cell. The matrix in the secretory granule of the mouse mast cell contains a negatively charged, heparin proteoglycan network which condenses in the presence of divalent cations, such as calcium and histamine, and monovalent cations, such as sodium. This matrix has a number of unique electrical and mechanical properties in response to biochemical or electrical signals. The heparin gel expands several-fold when a secretory granule fuses with a cell membrane, allowing ions from outside the cell to rush in, causing release of contents. Thus, nature has evolved a highly advanced "smart polymer" gel to control the storage and release of molecules destined for exocytosis. These ubiquitous natural mechanisms can be mimicked by engineering smart polymer matrices to deliver a wide range of molecules, including proteins and genes, in response to specific triggering stimuli. This natural mechanism provides the basis of a novel technology for releasing drugs on demand, with avoidance of systemic toxicities. Access has commenced the development of a system to mimic the secretory granule matrix to meet the biological requirement of different drugs, delivery routes and disease processes. In a unique inventive step, bioengineered, pore-forming proteins, with triggers and switches that self-assemble in membranes, can be incorporated into coated particles to control drug release. This represents a logical step in the development of the next generation of Access drug delivery technology platforms towards commercialization of systems that can trigger the release of drug, at site, in response to disease-specific signals. Initial proof of concept will focus on the triggered release of chemotherapeutic cancer and anti-inflammatory agents and vaccines.

Access Topical Delivery Technology

Access has granted a license to Strakan for the development of compounds that utilize zinc ions to produce a reservoir of drug in the skin to increase the efficacy of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systemic circulation. This latter factor is especially important in order to minimize unwanted side-effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one which can produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by the complexation of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This "reservoir effect" is defined as an enhancement of the skin or membrane's ability to both absorb and retain pharmacological agents, i.e.:

   *    To increase skin or membrane residence time
   *    To decrease drug transit time
   *    To reduce transdermal flux

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

Research Projects, Products and Products in Development


                       ACCESS DRUG PORTFOLIO

                                                                 Clinical
Compound              Originator Indication          FDA Filing  Stage (1)
--------              ---------- ----------          ----------  ---------
Cancer
------
Polymer Platimate     Access     Anti-tumor          Development  Pre-Clinical
AP 2011               Access     MRI Contrast Agent  Development  Research
Radiopharmaceutical   Access     Cancer Diagnosis    Development  Research
Amlexanox(2)          Takeda     Mucositis           IND          Phase II

Topical Delivery
----------------
Amlexanox(3)
(CHX-3673)            Takeda     Oral ulcers         FDA Approved Completed
Zinc compound(4)      Access     Enhancing drug      CTX (5)      Phase II
                                 penetration and
                                 retention in the
                                 skin (acne)
Amlexanox (6)         Takeda     Oral Ulcers         Development  Pre-Clinical
Biodegradeable
Polymer Disc
Amlexanox (6)         Takeda     Oral Lichen Planus  Development  Pre-Clinical
Mucoadhesive Gel

(1)  See "Government Regulations" for description of clinical stages.

(2)  Licensed from Block subject to milestone payments.

(3) Sold to Block. Subject to a Royalty Agreement. International rights (except Japan and Israel) licensed from Block subject to royalty and milestone payments.

(4)  Licensed to Strakan.

(5)  United Kingdom equivalent of an IND.

(6)  Licensed from Block subject to milestone and royalty payments.

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

Once the product candidate has been successfully screened in pilot testing, Access' scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with Company consultants. Access does not plan to have an extensive clinical development organization as this is planned to be conducted by a development partner.

With all of Access' product development candidates, there can be no assurance that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. There can be no assurance that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

The Company expended approximately $1,756,000, $2,433,000 and
$1,405,000 on research and development during the years 1998, 1997 and 1996, respectively.

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

One U.S. and one European patent has issued and two European patents are pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patents cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic pharmacologically active agents. The patents also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

Access acquired the license to two U.S. and two PCT patent applications for polymer platinum compounds through the Tacora acquisition. These patent applications are the result of a collaboration between the Company and the School of Pharmacy, University of London, from which the technology has been licensed. The patents include a number of synthetic polymers, including hydroxypropylmethacrylamide and polyamidoamines, that can be used to exploit enhanced permeability and retention and control drug release. The patent applications include a pharmaceutical composition for use in tumor treatment comprising polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which accumulates at a tumor site. The patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

Access, through its Tacora subsidiary, has four issued U.S. patents and one pending European patent application in condensed-phase microparticles.
These patents are licensed from the Mayo Clinic and were acquired by Access through the merger with Tacora in December 1997. This technology is based on the Smart Polymer Matrices of Secretory Granules from secretory cells such as the mast cell or goblet cell. The technology has the following properties to control the storage and release of molecules within the body: 1) encapsulation of high concentration of small molecules, nucleotides and proteins; 2) highly stable storage medium for a variety of naturally occurring biological molecules; and 3) release of stored products in response to environments, external or internal signals to ensure correct location, timing and concentration of secreted products in the body.

Access holds U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Nine patents have issued commencing in 1990 (eight U.S. and one European) and an additional four patent applications are pending (one U.S. and three European).

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

Under the various license agreements with Block, Access has the worldwide rights, excluding Japan, for the use of amlexanox for the treatment of mucositis in patients undergoing chemotherapy and radiation treatment for cancer and in AIDS patients, and the worldwide rights excluding Japan, the United States and Israel for the use of amlexanox for dermatological use. Block has the rights to market any product developed for dermatological use in the U.S. and Takeda Chemical Industries, Ltd. has the rights to market any product in Japan.

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

Government Regulations

Access is subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by other federal and state agencies as well as comparable agencies in foreign countries where registration of products will be pursued. Although a number of Access' formulations incorporate extensively tested drug substances, because the resulting formulations make claims of enhanced efficacy and/or improved side effect profiles, they are expected to be classified as new drugs by the FDA.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern the testing, manufacturing, safety, labeling, storage, shipping and record keeping of Access' products. The
FDA has the authority to approve or not approve new drug applications and inspect research and manufacturing records and facilities.

Among the requirements for drug approval and testing is that the prospective manufacturer's facilities and methods conform to the FDA's Code of Good Manufacturing Practices ("GMP") regulations, which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, and the FDA approval of a New Drug Application ("NDA") prior to commercial sale.

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

The process of doing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period. In some cases, tests may have to be redone or new tests instituted to comply with FDA requests. Review by the FDA may also take a considerable time period and there is no guarantee that an NDA will be approved. Hence, Access cannot with any certainty estimate how long the approval cycle may take.

Access is also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change.
Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where the Company may develop and market products in the future. Most of the Company's potential competitors are large, well established pharmaceutical, chemical or health care companies with considerably greater financial, marketing, sales and technical resources than are available to the Company. Additionally, many of the Company's potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The Company's potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by the Company's developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's potential competitors. The Company's business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies. The
Company is aware of certain development projects for products to treat or prevent certain diseases targeted by the Company. The existence of these potential products or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

The Company believes that the principal current competitors to Access' polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. Access believes that its technology potentially represents a significant advance over these older technologies because its technology provides a system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to other technologies.

A number of companies are developing or may in the future engage in the development of products competitive with the Access delivery system. Currently, liposomal formulations being developed by Nexstar, Inc., The Liposome Company, Inc. and Sequus Pharmaceuticals, Inc. are the major competing intravenous drug delivery formulations which deliver similar drug substances. A number of companies are developing or evaluating enhanced drug delivery systems. Access expects that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve certain if not identical advantages.

Products developed from the Residerm technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Residerm A, which is the first product being developed utilizing the Residerm technology, would compete with products including Benzamycin, marketed by a subsidiary of Rhone-Poulenc Rorer Inc.; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn Co, Inc.; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Even if Access' products are fully developed and receive required regulatory approval, of which there can be no assurance, Access believes that its products can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area. Consequently, Access does not currently plan to establish an internal marketing organization. By forming strategic alliances with major pharmaceutical and diagnostic medical imaging companies, management believes that Access' development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace.

Employees

As of March 1, 1999, Access had 12 full time employees, six of whom have advanced scientific degrees. Access believes that it maintains good relations with its personnel. In addition, to complement its internal expertise, Access contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including toxicology, sterility testing and preclinical testing to complement its internal expertise.

Operations Prior to January 1996

Access operated as Chemex prior to the Merger, which occurred on January
25, 1996. On September 14, 1995, the Chemex Stockholders approved the sale of the rights to amlexanox to Block, while retaining the right to receive royalties from future sales of amlexanox. As consideration for the sale of the Company's share of amlexanox, Block (a) made a nonrefundable up-front royalty payment of $2.5 million; (b) is obligated to pay Access $1.5 million as a prepaid royalty at the end of the calendar month during which Block has achieved sales of amlexanox oral products of $25 million; and (c) after the payment of such $1.5 million royalty, is obligated to pay royalties to Access for all sales in excess of $45 million, as calculated pursuant to the terms of the agreement, as amended.

Risk Factors

Certain of the statements contained in this Annual Report on Form 10-K are forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, that involves risks and uncertainties including but not limited to the risk factors set forth below:

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability The Company has incurred a cumulative operating loss of approximately $23.1 million through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop target candidates and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials and development of manufacturing capabilities. In the next few years, the Company's revenues may be limited to any amounts received under research or drug development collaborations that the Company may establish. There can be no assurance, however, that the Company will be able to establish any collaborative relationships on terms acceptable to the Company. The
Company's ability to achieve significant revenue or profitability is dependent on its ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for the drug candidates and to manufacture and commercialize the resulting drugs. The Company may not receive revenues or royalties from commercial sales for a significant number of years, if at all. Failure to receive significant revenues or to achieve profitable operations would impair the Company's ability to sustain operations. There can be no assurance that the Company will ever successfully identify, develop, commercialize, patent, manufacture and market any additional products, obtain required regulatory approvals or achieve profitability.

Research and Development Focus Access' focus is on commercializing compounds covered by proprietary biopharmaceutical patents. Although
Access may in the future have some royalty income, Access is still in the development stage, and its proposed operations are subject to all the risks inherent in the establishment of a new business enterprise, including the need for substantial capital. Access has recorded minimal revenue to date.
It is anticipated that Access will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time. As a nonrevenue producing company, normal credit arrangements are unavailable to Access, therefore, it is likely that Access would be forced to accept unfavorable terms if it should attempt to raise additional needed funds through borrowing. There can be no assurance that any such credit arrangement would be available. Further, it is anticipated that additional losses will be incurred in the future, and there can be no assurance that Access will ever achieve significant revenues or profits.

Uncertainties Associated with Research and Development Activities
Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow the research and development effort and ultimately could have a material adverse effect on Access.

Absence of Operating Revenue Royalties received by Access for sales of Actinex TM and amlexanox have not been significant to date. There can be no assurance of revenue or profits in the future. Access currently has no products approved for sale and there can be no assurance as to the expenditures of time and resources that may be required to complete the development of potential Access products and obtain approval for sale or if such completion and approval can be realized.

Going Concern Uncertainty The Company's audited financial statements at and for the twelve months ended December 31, 1998 contain a reference to the Company's ability to continue as a going concern.


Early Stage of Product Development; No Assurance of Successful Commercialization The Company's drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that some or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such drugs; or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable drugs would have a material adverse effect on the Company's business, operating results and financial condition.

Additional Financing Requirements; Uncertainty of Available Funding The Company will require substantial additional funds for its development programs, for operating expenses, for pursuing regulatory clearances, and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company believes that existing capital resources, interest income and revenue from possible licensing agreements and collaborative agreements, will be sufficient to fund its operating expenses and capital requirements as currently planned for four to six months. However, there can be no assurance that such funds will be sufficient to fund such operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's research and development and collaboration programs, the timing and results of preclinical trials, the ability of the Company to maintain existing and establish new collaborative agreements with other companies to provide funding to the Company, the technological advances and activities of competitors and other factors. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through additional equity offerings or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require the Company to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that the Company would not otherwise issue or relinquish in order to continue independent operations.

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

No Marketing, Sales, Clinical Testing or Regulatory Compliance Activities In view of the development stage of the Company and its research and development programs, the Company has restricted hiring to research scientists and a small administrative staff and has made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If the Company successfully develops any commercially marketable pharmaceutical products, it may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or it may choose to pursue the commercialization of such products on its own. There can be no assurance, however, that the Company will be able to enter into such marketing arrangements on acceptable terms, if at all. Further, the Company will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing or product sales if it develops pharmaceutical products that it commercializes itself. There can be no assurance, however, that it will be able to acquire such resources or personnel.

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

Hazardous Materials; Environmental Matters The Company's research and development processes involve the controlled use of hazardous materials.
The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such material and certain waste products. Although the Company believes that its safety procedures for storing, using, handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Impact of Extensive Government Regulation The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. There can be no assurance as to when the Company, independently or with its collaborative partners, might submit an Investigational New
Drug Application ("IND") for FDA or other regulatory review.
Government regulation also affects the manufacturing and marketing of pharmaceutical products.

The effect of government regulation may be to delay marketing of the Company's potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing as well as the Company's ability to generate significant revenues from commercial sales. There can be no assurance that FDA or other regulatory approvals for any drug candidates developed by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for the Company's drug candidates are obtained, the Company, its drugs and its manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The FDA has developed two "fast track" policies for certain new drugs (including anti-cancer agents), one policy for expedited development and review and one policy for accelerated approval. The expedited development and review policy applies to new drug therapies that are intended to treat persons with life threatening and severely debilitating illnesses, especially where no satisfactory alternative therapy exists. The accelerated approval policy applies to certain new drugs that are intended to treat person with serious or life-threatening illnesses that provide a meaningful therapeutic benefit to patients over existing treatments. See "Business-Government Regulation." There can be no assurance that any drug candidate contemplated by the Company will qualify for the FDA's various fast track or priority approval policies. Nor can there be any assurance that such policies will remain as currently implemented by the FDA.

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

Potential Product Liability and Availability of Insurance The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's drug candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. The risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does not have product liability insurance but intends to apply for such coverage if and when its drug candidates are tested in human clinical trials. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, if at all, or that a product liability claim would adversely affect the Company's business, operating results or financial condition.

Reimbursement and Drug Pricing Uncertainty The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of the Company's drug candidates will depend substantially on reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or elsewhere will be available for any drugs the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's drugs, thereby adversely affecting the Company's business. If reimbursement is not available or is available only to limited levels, there can be no assurance that the Company will be able to obtain collaborative partners to commercialize its drugs, or would be able to obtain a sufficient financial return on its own manufacture and commercialization of any future drugs.

Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices of pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell any of its drugs if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

Uncertainty of Patents and Proprietary Rights The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. Because of the length of time and expense associated with bringing new drug candidates through the development and regulatory approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. Although Access has eighteen U.S. patents and is either the owner or licensee of technology as to which there are three U.S. patent applications now pending, there can be no assurance that any additional patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of the Company's drug candidates. If the Company's drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such drug candidates could be severely restricted or prohibited.
In such event, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation (regardless of the strength of the Company's legal position) and the potential damages that the Company could be required to pay could be substantial.

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

Intense Competition The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have and employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future products obsolete and noncompetitive.

In addition, some of the Company's competitors have greater experience than the Company in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

Uncertainty Associated with Preclinical and Clinical Testing Before obtaining regulatory approvals for the commercial sale of any of the Company's potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. The Company is dependent on its collaborative partners to conduct clinical trials for drug candidates. Furthermore, there can be no assurance that preclinical or clinical trials of any future drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and would have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Government Regulation."

No Assurance of Market Acceptance There can be no assurance that any drugs successfully developed by the Company, independently or with its collaborative partners, if approved for marketing, will achieve market acceptance. The drugs which the Company is attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the Company's drug candidates, their potential advantage over existing therapies and reimbursement policies of government and third-party payers. There is no assurance that physicians, patients or the medical community in general will accept and utilize any drugs that may be developed by the Company independently or with its collaborative partners.

Dependence on Key Personnel The Company is highly dependent upon the efforts of its senior management and scientific team, including its President and Chief Executive Officer. The Company does not maintain key man life insurance for any of its key employees and does not intend to obtain such insurance. The loss of the services of one or more of these individuals might impede the achievement of the Company's development objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities.

Concentration of Ownership Dr. David Ranney and Nicholas Madonia currently beneficially own approximately 13.3% and 7.9% respectively, of the issued and outstanding Common Stock. Dr. Ranney and Mr. Madonia have agreed not to sell any shares of Common Stock of the Company until January 11, 2001 without the approval of the placement agent of 1998 placement of securities. Richard Stone, currently beneficially owns 6.3% of the issued and outstanding Common Stock of Access. Mr. Stone has not signed a lock-up agreement, except as to the Shares he will receive in the Acquisition. See "Certain Relationships and Related Transactions."

Possible Volatility of Stock Price Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to Access and outside its control also could affect the market price of the Common Stock. See "Market For The Registrant's Common Equity And Related Stockholders Matters."

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

Effect of Certain Charter and By-Law Provisions; Possible Issuance of Preferred Stock Access' Certificate of Incorporation and By-laws contain provisions that may discourage acquisition bids for Access. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. In addition, shares of Access Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine (including, for example, rights to convert into Common Stock). The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Access Preferred Stock that may be issued in the future. The issuance of Access Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting Common Stock of Access.

Market Impact of Future Sales of Common Stock Sales of substantial amounts of shares of Access Common Stock in the public market could adversely affect the market price of the Common Stock. As of the date hereof, all outstanding shares of Common Stock are unrestricted and freely tradable or tradable under Rule 144 (as defined below); however, shareholders holding approximately 899,000 shares of Common Stock have agreed not to sell any such shares until January 11, 2001. There also are outstanding options, warrants and rights to purchase up to approximately
1.2 million shares of the Common Stock. The sale of a substantial number of shares of Common Stock could have a material adverse effect on the future market price of the Common Stock.

Absence of Dividends Access has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends on Common Stock in the foreseeable future. See "Market For The Registrant's Common Equity And Related Stockholders Matters."

NASD Listing Requirements The Company's shares were delisted from the NASDAQ Small Cap Market effective April 27, 1995 for failure to meet certain financial criteria. The Common Stock continues to be traded in the over-the-counter market and reported on the OTC Bulletin Board. As such, the Common Stock, when recommended by a broker-dealer, is subject to the limitations of rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers that sell the Common Stock (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association) and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Shares or (2) in transactions not exempt by the Rule.
For transactions under Rules 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience and investment objectives and, based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent adviser) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common
Stock, will have to comply with the disclosure requirements of Rule 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act. Consequently,
Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Stock and also may adversely affect the ability of purchasers in this Offering to sell their shares in the secondary market.

The Company plans to file an NASD listing application as soon as it meets the listing requirements. However, the Company currently does not meet all of such listing requirements, including without limitation the minimum stock price criterion.

Penny Stock Regulation; Illiquid Securities The regulations of the Securities and Exchange Commission (the "Commission") promulgated under the Exchange Act require additional disclosure relating to the market for penny stock in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

Year 2000 Issue The Year 2000 ("Y2K") issue is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

The Company has developed a three-phase program to limit or eliminate
Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of the third quarter of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of the third quarter of 1999.

The Company has identified three major areas determined to be critical for successful Y2K compliance: Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

With respect to Area 1, the Company has completed an internal review and contacted all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), the Company has worked with equipment manufactures to identify our exposures. With respect to Area 3, the Company has evaluated our reliance on third parties in order to determine whether their Y2K compliance will adequately assure our uninterrupted operations.

The Company has completed Phase I of our Y2K program with respect to all three of the major areas. The Company relies on PC-based systems and does not expect to incur material costs to transition to Y2K compliant systems in its internal operations. However, even if the internal systems of the Company are not materially affected by the Y2K Issue, the Company could be affected by third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations. Because the Company has not completed Phase II contingency planning, the Company can not describe what action the Company would take in any of the areas should Y2K compliance not be achievable in time. As such, there can be no assurance that the Y2K Issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

As of December 31, 1998, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems. Having completed the Phase I evaluation, total costs to date are $5,000. We estimate the potential future cost of our Y2K compliance programs is $25,000. The funds for these costs will be part of our current working capital. These costs will be expensed as incurred except for equipment related costs.

ITEM 2.  PROPERTIES

Access maintains one facility of approximately 9,100 square feet for administrative offices and laboratories in Dallas, Texas. Access has a lease agreement for the facility, which terminates in November 2002. However, the Company has an option for early termination. Adjacent space is available for expansion which the Company believes would accommodate growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Access is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

The Company's Common Stock trades on the OTC Bulletin Board under the trading symbol AXCS. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the OTC Bulletin Board for the Company's past two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                              Common Stock
                              ------------

                                               High        Low
                                              ------      ------
Fiscal Year Ended December 31, 1998
First quarter                                  $14-1/16   $ 5
Second quarter                                   5-5/8      3-1/16
Third quarter                                    3-25/64    1-11/64
Fourth quarter                                   3-37/64    1-5/8

Fiscal Year Ended December 31, 1997
First quarter                                  $25-5/8    $14-3/8
Second quarter                                  17-3/16     7-1/2
Third quarter                                   10          3-3/4
Fourth quarter                                  14-1/16     4-1/16

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

The number of record holders of Access Common Stock at March 25, 1999 was approximately 5,000. On March 25, 1999, the closing sale price for the Common Stock as quoted on the OTC Bulletin Board was $2.92. There were 3,429,402 shares of Common Stock outstanding at March 25, 1999.

To date, no preferred shares have been issued.

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA (Thousands, Except for Net
         Loss Per Share)(1,2)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 1998, has been derived from the audited financial statements of Access and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" appearing elsewhere in this Form
10K.

                                       For the Year Ended December 31,
                                --------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:
Total Revenues                $     -   $   435   $   167   $   690   $ 1,039
Operating Loss                 (3,433)   (4,524)  (11,613)   (1,046)     (466)
Other Income                       58        11        91        96        59
Interest Expense                   22        36        45        58        19
Loss Before Income Taxes       (3,397)   (4,441)  (11,462)   (1,099)     (476)
Income taxes                        -         -         -         -         -
Net Loss                       (3,397)   (4,441)  (11,462)   (1,099)     (476)

Common Stock Data:
Net Loss Per Basic and
  Diluted Common Share         $(1.28)   $(2.80)   $(7.68)   $(1.86)    $(.85)
Weighted Average Basic and
   Diluted Common Shares
   Outstanding                  2,654     1,584     1,492       592       558

                                                  December 31,
                               ----------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Total Assets                  $ 2,351   $ 1,447   $ 4,928   $   424   $ 1,261
Unearned Revenue                    -         -       110       110         -
Total Liabilities                 556       848       868       773       731
Stockholders' Equity (Deficit)  1,795       599     4,060      (349)      531

(1) Reflects Company data for 1998, 1997 and 1996 and API data for the years 1995 and 1994. Net Loss Per Basic and Diluted Common Share and Weighted Average Basic and Diluted Common Shares Outstanding are adjusted by the conversion factor 3.824251 used for the merger of API with the Company.

(2) All share and per share amounts have been adjusted to reflect the one for twenty reverse stock split in June 1998.

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

On December 9, 1997, a wholly-owned subsidiary of the Company acquired and merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in Seattle, Washington; Tacora became a wholly-owned subsidiary of the Company. The Company used the purchase method of accounting for the purchase of Tacora. The aggregate purchase price was $739,000 payable $124,000 in cash, $192,000 in stock
(representing 20,900 shares of Company common stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations, plus up to 137,500 shares in additional Common Stock if certain milestones are met. The share price to be used will range between $2.50 and $6.50 per share (range of value of shares is $344,000 to $894,000), depending on when the milestones are met. All milestone conditions expire in June 2000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Access Pharmaceuticals, Inc. (together with its subsidiary, "Access" or the "Company") is a Delaware corporation in the development stage. The
Company is a site-directed drug targeting company using bioresponsive carriers to target and control the release of therapeutic agents into sites of disease activity and significantly improve the side effect profile of the agents. The Company has proprietary patents or rights to four technology platforms: synthetic polymers, Residerm TM, carbohydrate targeting technology and selective muscle and nerve delivery systems. In addition, Access' partner Block is marketing Aphthasol TM in the United States, the first FDA approved product for the treatment of canker sores. Access is currently licensing this product in certain international markets and developing new delivery forms.

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

Subsequent to the Merger of API into Access, the Company has been managed by the former management of API and the focus of the Company has changed to a drug delivery company using advanced drug carrier technology for application in cancer treatment, dermatology and imaging. In addition, the Company has developed a drug to treat canker sores that was sold to Block and is currently being marketed in the United States by Block subject to a royalty agreement with the Company.

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

An investment bank has been engaged to assist the Company in raising funds to support the Company's research and development activities. As discussed below, from March to July 1998, the Company raised an aggregate of $5.0 million. The Company is currently seeking to raise up to an additional $8.0 million to support product development activities. There can be no assurance, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

In 1998, the Company, assisted by an investment bank, raised $1,200,000 in gross proceeds ($725,000 received on March 20, 1998 and $475,000 received on April 11, 1998) less cash issuance costs of $47,000, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock and warrants to purchase 8,333 shares of Common Stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

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

Issuance costs for the above placements totaled $405,000. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

On December 9, 1997, a wholly-owned subsidiary of Access acquired and merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in Seattle, Washington; Tacora became a wholly-owned subsidiary of Access. The Company used the purchase method of accounting for the purchase of Tacora. The aggregate purchase price was $739,000, payable $124,000 in cash, $192,000 in stock
(representing 20,900 shares of Company Common Stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations plus up to 137,500 shares if additional Common Stock if certain milestones are met. The share price to be used will range between $2.50 and $6.50 per share (range of value of shares is $344,000 to $894,000), depending on when the milestones are met. All milestone conditions expire in June 2000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimation of the fair value of assts acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $580,000 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.
Operations of Tacora have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma disclosure relating to the Tacora acquisition is not presented as the impact is immaterial to the Company.

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis, if at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At
December 31, 1998, the Company's accumulated deficit was approximately $23.1 million.

                            Recent Developments

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

Access has announced agreements or letters of intent with the following international partners to market amlexanox 5% paste: In the UK and Ireland Access signed an agreement on August 18, 1998 with Strakan Limited.
Under the terms of the agreement, Strakan will bear all costs associated with the regulatory process in the UK and the European community, and will pay milestones based on cumulative sales and a royalty on sales. On August 20, 1998 Access signed a Letter of Intent with Paladin Labs, Inc. for marketing rights for amlexanox in Canada. Paladin will bear all costs associated with gaining regulatory approval in Canada, and will pay milestones based on cumulative sales revenue and a royalty on sales. Paladin is a subsidiary of PharmaScience. Access signed a license agreement in January 1999 with Meda AB of Sweden for licensing rights in Sweden, Finland, Norway, Denmark, Latvia, Estonia, Lithuania and Iceland. Under the terms of the agreement, Meda will make an up-front license payment, pay milestone payments and a royalty on sales. Access signed a Letter of Intent on October 15, 1998 with Laboratoios Dr. Esteve, to license amlexanox for Italy, Spain, Portugal and Greece. Esteve will make an up-front license payment, pay milestone payments and will pay a royalty on sales.

Access signed an agreement on August 25, 1998 with Atrix Laboratories, Inc. ("Atrix") to incorporate amlexanox in the proprietary mucoadhesive technologies being developed by Atrix. Atrix is developing an innovative bioerodiable mucoadhesive ("BEMA") delivery system, which is a thin film that adheres to the oral mucosa and erodes over time delivering the drug into the tissue. Also under development is a film forming mucocutaneous adsorption ("MCA") gel that deposits a film upon application to mucosal surfaces adhering well to wet or damp skin, this technology can also be adapted to an aerosal spray delivery system.

It is anticipated that within three months a formulation could be ready for clinical testing. Access will fund the Atrix project development activities; however, Block Drug Company will share in the development costs by way of a reduction in the royalty Access will pay Block for international sales. The international rights to any product resulting from the collaboration with Atrix will be out-licensed by Access to its amlexanox licensing partners. Atrix will receive a royalty on all worldwide sales of products incorporating its propriety technology.

On March 1, 1999 the Company and a wholly owned subsidiary of the Company entered into a merger agreement with Virologix Corporation ("Virologix"), whereby Virologix will become a wholly owned subsidiary of the Company. The closing of the merger is subject to certain conditions, including the condition that the Company raise at least $3.0 million in equity financing.

Virologix is a privately held company focused on the development of product candidates for the prevention and treatment of viral diseases including HIV. Under the terms of the agreement the Virologix shareholders will receive 1,000,000 shares of common stock of the Company. It is anticipated that the closing of the acquisition will take place during the second quarter of 1999.

                     Liquidity and Capital Resources

As of March 24, 1999 the Company's principal source of liquidity is $1,009,000 of cash and cash equivalents. Working capital as of December
31, 1998 was $1,009,000, representing an increase in working capital of $1,225,000 as compared to the working capital deficit as of December 31, 1997 of $216,000. The increase in working capital at December 31, 1998 was due to $4.6 million in net proceeds received from the private placement of the Company's Common Stock sold in June and July 1998 and the private placement of units in March and April 1998, net of monthly operating expenses.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $23.1 million at December 31, 1998. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the January 1996 merger.

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

Results of Operations

Comparison of Years Ended December 31, 1998 and 1997

Net revenues for 1997 were $435,000 as compared to no revenues in 1998. 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology. In addition, $110,000 of option income was recorded in 1997 from an agreement with a pharmaceutical company. The agreement is no longer in effect.

Total research and development spending for 1998 was $1,756,000 as compared to $2,433,000 for the same period in 1997, a decrease of $677,000. The decrease in expenses was due to: lower external contract research costs- $427,000; lower salary and related costs- $149,000; lower equipment rent- $94,000; lower travel expenses- $47,000; and other net decreases totaling- $116,000 offset by cost to manufacture the polymer platinate product for testing- $145,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

General and administrative expenses were $1,464,000 for 1998, a decrease of $320,000 as compared to the same period in 1997. The decrease was primarily due to the following: lower general business consulting fees and expenses- $331,000; and lower director and officer insurance costs due to a lower insurance premium- $56,000; other net decreases totaling- $18,000; offset by higher patent expenses- $29,000; and higher shareholder expenses relating to an additional shareholder meeting and the reverse stock split- $56,000.

Depreciation and amortization was $213,000 for 1998 as compared to $162,000 for the same period in 1997 reflecting additional depreciation for assets acquired in the Tacora merger and a full year of amortization of licenses.

Interest and miscellaneous income was $58,000 for 1998 as compared to $119,000 for the same period in 1997, a decrease of $61,000. The decrease was due to lower cash balances in 1998.

Interest expense was $22,000 for 1998 as compared to $36,000 for the same period in 1997, a decrease of $14,000. The decrease was due to the pay down and payoff of equipment leases.

Accordingly, this resulted in a loss for the twelve months ended December 31, 1998 of $3,397,000, or a $1.28 basic and diluted loss per common share.

Comparison of Years Ended December 31, 1997 and 1996

Revenues for 1997 were $435,000 as compared to $167,000 in 1996, an increase of $268,000. Revenues for 1997 were comprised of $325,000 of licensing income from an ongoing agreement with an emerging pharmaceutical company. The agreement provides for royalty payments if a product is developed from the technology. In addition $110,000 of option income was recorded in 1997. Revenues for 1996 were comprised of option income with a pharmaceutical company.

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

Total expenses were $4,849,000, including $580,000 of excess purchase price written off for the Tacora purchase, which resulted in a loss for the twelve months of $4,441,000, or $2.80 per share.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for fiscal years beginning after June 15, 1999, and which will apply to the Company beginning June 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe that the new standard will have any significant effect on its future results of operations.

In April 1998, the Accounting Standards Executive Committee of the
American Institute of Certified Public Accountants issued a Statement of Position ("SOP") effective for financial statements for fiscal years beginning after December 15, 1998, which will apply to the Company beginning with its fiscal year ended December 31, 1999. SOP 98-5, "Reporting on the Costs of Start-Up Activities," Requires such costs to be expensed as incurred instead of capitalized and amortized. The Company does not expect the adoption of this SOP to have any material effect on its future results of operations.

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

The Company has developed a three-phase program to limit or eliminate
Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of the third quarter of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of the third quarter of 1999.

The Company has identified three major areas determined to be critical for successful Y2K compliance: Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

With respect to Area 1, the Company has completed an internal review and contacted all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), the Company has worked with equipment manufactures to identify our exposures. With respect to Area 3, the Company has evaluated our reliance on third parties in order to determine whether their Y2K compliance will adequately assure our uninterrupted operations.

The Company has completed Phase I of our Y2K program with respect to all three of the major areas. The Company relies on PC-based systems and does not expect to incur material costs to transition to Y2K compliant systems in its internal operations. However, even if the internal systems of the Company are not materially affected by the Y2K Issue, the Company could be affected by third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations. Because the Company has not completed Phase II contingency planning, the Company can not describe what action the Company would take in any of the areas should Y2K compliance not be achievable in time.
As such, there can be no assurance that the Y2K Issue will not have a material adverse effect on the Company's business, financial condition or results of operations.

As of December 31, 1998, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems. Having completed the Phase I evaluation, total costs to date are $5,000. We estimate the potential future cost of our Y2K compliance programs is $25,000. The funds for these costs will be part of our current working capital. These costs will be expensed as incurred except for equipment related costs.

ITEM 7(a).  MARKET RISK

The Company is not exposed to any market risks, as defined.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP was previously the principal accountants for Access
Pharmaceuticals, Inc. On October 22, 1998, that firm resigned. The decision to change accountants was not recommended by the audit committee of the board of directors.

In connection with the audits of fiscal years ended December 31, 1997 and 1996, and the subsequent interim period through October 22, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP's independent auditors' report on the consolidated financial statements of Access Pharmaceuticals, Inc. and subsidiary as of and for the years ended December 31, 1997 and 1996, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has a net capital deficiency, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Effective December 15, 1998, the Company engaged Grant Thornton LLP, independent certified public accountants, as its principal accountants. During the last two fiscal years, the Company did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304
(a) (2) (i) and (ii) of Regulation S-K.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1999 Annual Meeting of Stockholders to be held on June 28, 1999 and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

a.  Financial Statements and Exhibits

Financial Statements. The following financial statements are submitted as part of this report:

                                                                  Page
                                                                  ----
Independent Auditors' Report of Grant Thornton LLP                 F-1
Independent Auditors' Report of KPMG LLP                           F-2
Independent Auditors' Report of Smith Anglin and Company           F-3
Consolidated Balance Sheets at December 31, 1998 and 1997          F-4
Consolidated Statements of Operations for the three years
  ended December 31, 1998 and the period from
  February 24, 1988 (Inception) to December 31, 1998               F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the period from February 24, 1988 (Inception) to
  December 31, 1998                                                F-6
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998 and the period from
  February 24, 1988 (Inception) to December 31, 1998               F-8
Notes to Consolidated Financial Statements                         F-9

2.  Financial Statement Schedule

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

3.  Exhibits

Exhibit Number

2.1  Amended and Restated Agreement of Merger and Plan of
Reorganization between Access Pharmaceuticals, Inc. and Chemex
Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

3.0  Articles of incorporation and bylaws:

3.1 Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of the Company's Form 8-B dated July 12, 1989, Commission File Number 9-9134)

3.2  Certificate of Amendment of Certificate of Incorporation filed August
21, 1992

3.3 Certificate of Merger filed January 25, 1996. (Incorporated by reference to Exhibit E of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

3.4 Certificate of Amendment of Certificate of Incorporation filed January 25, 1996. (Incorporated by reference to Exhibit E of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission
File No. 33-64031)

3.5  Amended and Restated Bylaws (Incorporated by reference to Exhibit
3.1 of the Company's Form 10-Q for the quarter ended June 30, 1996)

3.6 Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of the Company's Form 10-
K for the year ended December 31, 1996)

3.7 Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of the Company's Form 10-
Q for the quarter ended June 30, 1998)

Exhibit Number

10.0Material contracts:

10.1  Irrevocable Assignment of Proprietary Information with Dr. Charles
G. Smith (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1991)

10.2  Asset Purchase and Royalty Agreement between Block Drug
Company, Inc. and the Company dated June 7, 1995 (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-Q for the quarter ended June 30, 1995)

*10.3 1995 Stock Option Plan (Incorporated by reference to Exhibit F of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

10.4  Stockholder's Agreement dated October 1995 between Access
Pharmaceuticals, Inc. and Dr. David F. Ranney (Incorporated by reference to Exhibit A of the Company's Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031).

10.5 Patent Purchase Agreement dated April 5, 1994 between David F. Ranney and Access Pharmaceuticals, Inc. (Incorporated by reference to
Exhibit 10.16 of the Company's Form 10-K for the year ended December
31, 1995)

10.6 First Amendment to Patent Purchase Agreement dated January 23, 1996 between David F. Ranney and Access Pharmaceuticals, Inc.
(Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1995)

10.7  Lease Agreement between Pollock Realty Corporation and the
Company dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 1996)

10.8 Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November 19, 1996

10.9  License Agreement between The Dow Chemical Company and the
Company dated June 30, 1997. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 1997)

10.10 Agreement of Merger and Plan of Reorganization, dated May 23, 1997 among the Company, Access Holdings, Inc and Tacora Corporation

10.11 License Agreement between Strakan Limited and the Company dated February 26, 1998 (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of the Company's Form 10Q for the quarter ended March 31, 1998)

10.12 Agreement between Access Pharmaceuticals, Inc. and Block Drug Company, Inc. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.13 of the Company's Form 10Q for the quarter ended June 30, 1998)

10.13  Sales Agency Agreement. (Incorporated by reference to Exhibit
10.14 of the Company's Form 10Q for the quarter ended June 30, 1998)

10.14  Registration Rights Agreement. (Incorporated by reference to Exhibit
10.15 of the Company's Form 10Q for the quarter ended June 30, 1998)

*10.15 Employment Agreement of Mr. Kerry P. Gray (Incorporated by reference to the Company's Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.16  Letter Agreement between the Company and David F. Ranney
(Incorporated by reference to the Company's Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.17 License Agreement between Block Drug Company and the Company dated December 21, 1998 (Confidential Treatment Requested)

Exhibit Number

21.  Subsidiaries of the registrant

23.0  Consent of Experts and Counsel
23.1  Consent of Grant Thornton LLP
23.2  Consent of KPMG LLP
23.3  Consent of Smith, Anglin & Co.
27.1  Financial Data Schedule

  * Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 14(c) of the report

b. Reports on Form 8-K.

On December 18, 1998, the Registrant filed a Current Report on Form 8-K related to Changes in the Registrant's Certifying Accountants. Effective December 15, 1998, the Company engaged Grant Thornton LLP as its principal accountants. During the last two fiscal years, the Company did not consult Grant Thornton LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCESS PHARMACEUTICALS, INC.



Date March 29, 1999                        By: /s/ Kerry P. Gray
     --------------                           ------------------
                                               Kerry P. Gray
                                               President and Chief Executive
                                               Officer, Treasurer

Date March 29, 1999                         By:/s/ Stephen B. Thompson
     --------------                            -----------------------
                                                Stephen B. Thompson
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date March 29, 1999                          By:/s/ Kerry P. Gray
     --------------                             -----------------
                                                Kerry P. Gray
                                                President and Chief Executive
                                                Officer, Director

Date March 29, 1999                          By:/s/ J. Michael Flinn
     --------------                             --------------------
                                                J. Michael Flinn, Director

Date March 29, 1999                          By:/s/ Stephen B. Howell
     --------------                             ---------------------
                                                Stephen B. Howell, Director

Date March 29, 1999                          By:/s/ Max Link
     --------------                             ------------
                                                Max Link, Director

Date March 29, 1999                          By:/s/ Herbert H. McDade, Jr.
     --------------                             --------------------------
                                                Herbert H. McDade, Jr., Director

           Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Access Pharmaceuticals, Inc. and subsidiary (a development stage company) as of December 31, 1998, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the consolidated statements of operations and cash flows for the period February 24, 1988 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, and cash flows for the period February 24, 1988 (inception) to December
31, 1998 include amounts for the period from February 24, 1988 to December 31, 1988 and for each of the nine years in the period ended December 31, 1997, which were audited by other auditors whose reports have been furnished to us and are included herein. Our opinion, insofar as it relates to the amounts included for the period February 24, 1988 through December 31, 1997, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors included herein, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period February 24, 1988 to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has incurred negative cash flows from operations since inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan's in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

Dallas, Texas
February 12, 1999

            Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Access Pharmaceuticals, Inc. and subsidiary (a development stage company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period February 24, 1988 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period February 24, 1988 (inception) to December 31, 1997 include amounts for the period from February 24, 1988 (inception) to December 31, 1988 and for each of the years in the six-year period ending December 31, 1994, which were audited by other auditors whose report has been furnished to us and is included herein, and our opinion, insofar as it relates to the amounts included for the period February 24, 1988 (inception) through December 31, 1994, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and report of the other auditors included herein, the consolidated financial statements for the two-year period ended December 31, 1997 referred to above present fairly, in all material respects the financial position of Access Pharmaceuticals, Inc. and subsidiary (a development stage company) as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 and for the period February 24, 1988 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

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




  /s/ KPMG LLP
-----------------
     KPMG LLP


Dallas, Texas
March 24, 1998

            Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

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




      /s/ Smith, Anglin & Co.
------------------------------
     Smith, Anglin & Co.

Dallas, Texas
September 21, 1995

                Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

                         CONSOLIDATED BALANCE SHEETS

                              December 31,

         ASSETS                              1998         1997
                                          -----------  -----------
Current assets
Cash and cash equivalents                 $1,487,000   $  438,000
Accounts receivable                                -        1,000
Prepaid expenses and other current assets     54,000       51,000
                                          -----------  -----------
Total current assets                       1,541,000      490,000

Property and equipment, net (Note 5)         227,000      422,000

Licenses, net (Note 1)                       425,000      475,000

Investments                                  150,000       50,000

Other assets                                   8,000       10,000
                                          -----------  -----------
Total assets                              $2,351,000   $1,447,000
                                          ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses     $  395,000   $  434,000
Royalties payable (Note 3)                         -       53,000
Accrued insurance premiums                    38,000       38,000
Current portion of obligations under
   capital leases (Note 6)                    99,000      181,000
                                          -----------  -----------
Total current liabilities                    532,000      706,000

Obligations under capital leases,
   net of current portion (Note 6)            24,000      142,000
                                          -----------  -----------
Total liabilities                            556,000      848,000

Commitments and contingencies
   (Notes 6, 10 and 11)                            -            -

Stockholders' equity (Note 7)
Preferred stock - $.01 par value;
   authorized, 2,000,000 shares                    -            -
Common stock - $.01 par value;
   authorized, 20,000,000 shares;
   issued  and outstanding, 3,429,402
   and 1,630,450 at December 31, 1998
   and 1997, respectively                     34,000       16,000
Additional paid-in capital                24,906,000   20,331,000
Deficit accumulated during the
   development stage                     (23,145,000) (19,748,000)
                                          -----------  -----------
Total stockholders' equity                 1,795,000      599,000
                                          -----------  -----------
Total liabilities and
   stockholders' equity                   $2,351,000   $1,447,000
                                          ===========  ============

        The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiary
                   (a development stage company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              February 24,1988
                                                                              (inception) to
                                               Year ended December 31,           December 31,
                                         ------------------------------------
                                            1998         1997         1996          1998
                                         ----------   ----------   ----------   ------------
Revenues
Research and development                 $       -    $       -    $       -    $ 2,711,000
Option income                                    -      110,000      167,000      2,149,000
Licensing revenues                               -      325,000            -        325,000
                                         ----------   ----------   ----------   ------------
Total revenues                                   -      435,000      167,000      5,185,000

Expenses
Research and development                 1,756,000    2,433,000    1,405,000     10,365,000
General and administrative               1,464,000    1,784,000    1,938,000      8,327,000
Depreciation and amortization              213,000      162,000      123,000      1,269,000
Write-off of excess purchase price               -      580,000    8,314,000      8,894,000
                                         ----------   ----------   ----------   ------------
Total expenses                           3,433,000    4,959,000   11,780,000     28,855,000
                                         ----------   ----------   ----------   ------------
Loss from operations                    (3,433,000)  (4,524,000) (11,613,000)   (23,670,000)

Other income (expense)
Interest and miscellaneous income           58,000      119,000      196,000        832,000
Interest expense                           (22,000)     (36,000)     (45,000)      (180,000)
                                         ----------   ----------   ----------   ------------
                                            36,000       83,000      151,000        652,000

Loss before income taxes                (3,397,000)  (4,441,000) (11,462,000)   (23,018,000)
                                         ----------   ----------   ----------   ------------

Provision for income taxes                       -            -            -        127,000
                                         ----------   ----------   ----------   ------------
Net loss                               $(3,397,000)  $(4,441,000)$(11,462,000) $(23,145,000)
                                         ==========   ==========  ===========   ============

Basic and diluted loss
   per common share                         $(1.28)      $(2.80)      $(7.68)

Weighted average basic and diluted
common shares outstanding                2,650,168    1,583,785    1,492,278
                                         =========    =========    =========

         The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiary
                    (a development stage company)

                         CONSOLIDATED STATEMENT OF
                      STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          Deficit
                                                                        accumulated
                                         Common stock     Additional   during the
                                     --------------------   paid-in    development
                                      Shares    Amount      capital       stage
                                     ---------  ---------  -----------  -----------
Balance, February 24, 1988                  -   $      -   $        -   $        -

Common stock issued, $6.60 per share   15,000          -       97,000            -
Common stock issued, $1.60 per share    8,000          -       12,000            -
Net loss for the period February 24,
   1988 to December 31, 1988                -          -            -      (30,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1988             23,000          -      109,000      (30,000)

Common stock issued, $2.18 per share    4,000          -       29,000            -
Common stock issued, $33.00 per share   4,000          -      124,000            -
Common stock issued, $0.20 per share   97,000      1,000        8,000            -
Net loss for the year                       -          -            -     (191,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1989            128,000      1,000      270,000     (221,000)

Common stock issued, $60.00 per share   4,000          -      218,000            -
Common stock issued, $156.40 per share 14,000          -    2,225,000            -
Net loss for the year                       -          -            -     (219,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1990            146,000      1,000    2,713,000     (440,000)

Common stock issued, $60.00 per share       -          -        6,000            -
Contribution of equipment by shareholder    -          -      468,000            -
Net income for the year                     -          -            -      413,000
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1991            146,000      1,000    3,187,000      (27,000)

Contribution of equipment by shareholder    -          -       89,000           -
Net loss for the year                       -          -            -     (859,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1992            146,000      1,000    3,276,000     (886,000)

Net loss for the year                       -          -            -   (1,384,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1993            146,000      1,000    3,276,000   (2,270,000)

Net loss for the year                       -          -            -     (476,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1994            146,000      1,000    3,276,000   (2,746,000)

               Access Pharmaceuticals, Inc. and Subsidiary
                     (a development stage company)

                        CONSOLIDATED STATEMENT OF
                STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                                                                          Deficit
                                                                        accumulated
                                         Common stock      Additional   during the
                                     --------------------    paid-in    development
                                       Shares     Amount     capital       stage
                                     ---------  ---------  -----------  -----------

Common stock issued, $40.00 per share   1,000    $     -   $   50,000   $         -
Exercise of stock options between
   $0.25 and $1.25 per share           31,000      1,000      168,000            -
Common stock grants                     4,000          -            -            -
Net loss for the year                       -          -            -   (1,099,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1995            182,000      2,000    3,494,000   (3,845,000)

Merger                                951,000     10,000    9,991,000            -
Common stock issued, $14.00 share     429,000      4,000    5,499,000            -
Exercise of stock options/SAR's
   between $0.00 and $0.88 per share    8,000          -       23,000            -
Warrants issued at $20.00 per share
   for consulting services                  -          -      344,000            -
Net loss for the year                       -          -            -  (11,462,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1996          1,570,000     16,000   19,351,000  (15,307,000)

Common stock issued, $15.00 share      40,000          -      600,000            -
Common stock issued, $9.20 share       20,000          -      192,000            -
Warrants issued at $12.00 and
   $18.00 per share for financial
   consulting services                      -          -      188,000            -
Net loss for the year                       -          -            -   (4,441,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1997          1,630,000     16,000   20,331,000  (19,748,000)

Common stock issued, $3.00 per
   share, net of costs of
   $405,000                         1,795,000     18,000    4,538,000            -
Common stock issued, $3.50
   per share                            4,000          -            -            -
Warrants issued at $4.00 per share
   for financial consulting services        -          -       37,000            -
Net loss for the year                       -          -            -   (3,397,000)
                                     ---------  ---------  -----------  -----------

Balance, December 31, 1998          3,429,000   $ 34,000  $24,906,000 $(23,145,000)
                                    =========   =========  ===========  ===========

          The accompanying notes are an integral part of this statement.

                Access Pharmaceuticals, Inc. and Subsidiary
                       (a development stage company)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               February 24, 1988
                                                Year ended December 31,         (inception) to
                                         --------------------------------------  December 31,
                                            1998         1997           1996         1998
                                        ------------  ------------  ------------  -------------
Cash flows from operating activities:
  Net loss                              $(3,397,000)  $(4,441,000)  $(11,462,000) $(23,145,000)
  Adjustments to reconcile net loss
      to net cash used in operating
      activities:
    Write off of excess purchase price            -       580,000      8,314,000     8,894,000
    Consulting expense related to
      warrants granted                       37,000       188,000        344,000       569,000
    Research expenses related to
      common stock granted                        -       100,000              -       100,000
    Depreciation and amortization           213,000       162,000        123,000     1,269,000
    Unearned revenue                              -      (110,000)      (150,000)     (110,000)
    Change in operating assets
        and liabilities:
      Accounts receivable                    1,000        (1,000)          2,000        (1,000)
      Prepaid expenses and other
        current assets                      (3,000)      139,000        (186,000)      (55,000)
      Other assets                           2,000        (1,000)         (7,000)       (6,000)
      Accounts payable and
        accrued expenses                   (92,000)     (244,000)        354,000       140,000
                                      -------------  ------------  -------------  -------------

Net cash used in operating activities   (3,239,000)   (3,628,000)     (2,668,000)  (12,345,000)

Cash flows from investing activities:
  Capital expenditures                      (4,000)      (16,000)        (38,000)   (1,168,000)
  Sales of capital equipment                 9,000         6,000               -        15,000
  Purchase of Tacora, net of cash acquired       -      (124,000)              -      (124,000)
  Investments                             (100,000)      (50,000)              -      (150,000)
                                       ------------  ------------  -------------  --------------

Net cash used in investing activities      (95,000)     (184,000)        (38,000)   (1,427,000)

Cash flows from financing activities
Proceeds from notes payable               (173,000)            -         118,000       721,000
Payments of principal on obligations
   under capital leases                          -      (178,000)       (127,000)     (627,000)
Cash acquired in merger with Chemex              -             -       1,587,000     1,587,000
Proceeds from stock issuances            4,556,000             -       5,526,000    13,578,000
                                       ------------  ------------  -------------  -------------

Net cash provided by (used in)
financing activities                     4,383,000      (178,000)      7,104,000    15,259,000
                                       ------------  ------------  -------------  -------------

Net increase (decrease) in cash and
   cash  equivalents                     1,049,000    (3,990,000)      4,398,000     1,487,000

Cash and cash equivalents at
   beginning of period                     438,000     4,428,000          30,000             -
                                       ------------  ------------  -------------  -------------

Cash and cash equivalents at
   end of period                       $ 1,487,000   $   438,000   $   4,428,000  $  1,487,000
                                       ============  ============  =============  =============

Cash paid for interest                     $22,000       $34,000         $45,000      $177,000
Cash paid for income taxes                       -             -               -       127,000

Supplemental disclosure of noncash transactions
Payable accrued for fixed asset purchase        $-            $-              $-       $47,000
Elimination of note payable to Chemex
Pharmaceuticals due to merger                    -             -         100,000       100,000
Stock issued for license on patents              -       500,000               -       500,000
Equipment purchases financed
   through capital leases                        -        82,000               -        82,000
Net liabilities assumed in acquisition
   of Tacora Corporation                         -       455,000               -       455,000

          The accompanying notes are an integral part of these statements.

                 Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Three years ended December 31, 1998


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Access Pharmaceuticals, Inc. ("Access" or the "Company") is a site-directed drug targeting company using bioresponsive carriers to target and control the release of therapeutic agents into sites of disease activity and clear the non-targeted drug-fraction. The Company operates in a single industry segment. The Company is in the development stage and its efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Merger

Access, formerly known as Chemex Pharmaceuticals, Inc. ("Chemex"), merged with Access Pharmaceuticals, Inc., a Texas corporation ("API"), on January 25, 1996. Shareholders of both companies approved the merger. Under the terms of the merger agreement, API was merged into Chemex with Chemex as the surviving legal entity. Chemex acquired all of the outstanding shares of API in exchange for 695,998 shares of registered common stock of Chemex, a conversion factor of 3.824251
Chemex shares for each API share. The fair value of Chemex was $10.0 million. The excess of purchase price over the net assets acquired of $8,313,516 was recorded and written off during the first quarter of 1996 due to an immediate impairment of the excess purchase price. Chemex also changed its name to Access Pharmaceuticals, Inc. and the operations of the merged company are now based in Dallas, Texas.

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

               Access Pharmaceuticals, Inc. and Subsidiary
                       (a development stage company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Patents and Applications

The Company expenses patent and application costs as incurred because, even though the Company believes the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain.

Licenses

The Company recognizes the purchase value of licenses and amortizes them over the estimated useful lives. The Company acquired a license to certain patents for $500,000 by issuing 40,000 shares of the Company's common stock in 1997. The license is amortized over ten years. Amortization was $50,000 and $25,000 for the years ended December 31, 1998 and 1997, respectively.

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

Research and Development Expenses

Research and development costs are expensed as incurred.

              Access Pharmaceuticals, Inc. and Subsidiary
                     (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Loss Per Share

In accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Dilutive potential common shares result from stock options and warrants.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the December 31, 1998 presentation.

                Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    Three years ended December 31, 1998

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
Of

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying value of current assets and current liabilities approximates fair value due to the short maturity of these items.

               Access Pharmaceuticals, Inc. and Subsidiary
                    (a development stage company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Three years ended December 31, 1998

NOTE 2 - ACQUISITIONS

On December 9, 1997, a wholly-owned subsidiary of the Company acquired and merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in Seattle, Washington; Tacora became a wholly-owned subsidiary of the Company. The Company used the purchase method of accounting for the purchase of Tacora. The aggregate purchase price was $739,000 payable $124,000 in cash, $192,000 in stock
(representing 20,900 shares of Company common stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations, plus up to 137,500 shares of additional Common Stock if certain milestones are met. The share price to be used will range between $2.50 and $6.50 per share (range of value of shares is $344,000 to $894,000), depending on when the milestones are met. All milestone conditions expire in June 2000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.
Operations have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma disclosure relating to the Tacora acquisition is not presented as the impact is immaterial to the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under consulting agreements between Thoma Corporation ("Thoma") and the Company, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., the Chairman of the Board of Directors of the Company, is an owner of Thoma Corp. During 1998, 1997 and 1996 Thoma received payments for consulting services of $72,000, $72,000 and $60,000 respectively. Thoma was also reimbursed for expenses of $11,000, $6,000, and $18,000 respectively, in 1998, 1997 and 1996.

Stephen B. Howell, M.D., Director of the Company receives payments for consulting services and reimbursement of direct expenses. Dr. Howell consulted with the Company in 1998 and 1997 and received $8,000 and $2,000 in consulting fees and $4,000 and $1,000 in expense reimbursements, respectively.

Under the terms of the "Patent Purchase Agreement" dated April 5, 1994, as amended on January 23, 1996 between Dr. David F. Ranney and the
Company, Dr. Ranney, a major shareholder of the Company, was entitled to yearly cash royalty payments as consideration for the assignment of patents to the Company. A royalty of $52,500 and $50,000 was payable at December 31, 1997 and 1996, respectively, and included in the accompanying consolidated balance sheet. Dr. Ranney signed an agreement whereby all rights, title and interest in and to all inventions and confidential information became the sole and exclusive property of the Company as of May 31, 1998.

               Access Pharmaceuticals, Inc. and Subsidiary
                    (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998

NOTE 4 - RESEARCH AND DEVELOPMENT AGREEMENTS

On August 1, 1997, the Company entered into an agreement with The Dow Chemical Company ("Dow Chemical") for the development of products incorporating Dow Chemical's chelation technology and Access' Bio=Responsive TM polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects on the body.

The Company entered into a technology evaluation option agreement with a pharmaceutical company. The Company recognized revenue under the agreement as certain milestones were achieved and amounted to $110,000 and $165,000 in 1997 and 1996, respectively. Proceeds received in excess of amounts recognized were accounted for as unearned income. This agreement was terminated March 29, 1996.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      December 31,
                                                 ---------------------
                                                    1998         1997
                                                 ----------   ----------
Laboratory equipment                             $ 808,000    $ 852,000
Laboratory and building improvements                27,000       25,000
Furniture and equipment                            172,000      170,000
                                                 ----------   ----------
                                                 1,007,000    1,047,000
Less accumulated depreciation and amortization     780,000      625,000
                                                 ----------   ----------
Net property and equipment                       $ 227,000    $ 422,000
                                                 ==========   ==========

Depreciation and amortization on property and equipment was $161,000, $137,000, and $123,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                  Access Pharmaceuticals, Inc. and Subsidiary
                       (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

                    Three years ended December 31, 1998


NOTE 6 - COMMITMENTS

At December 31, 1998, future minimum lease payments under capital lease obligations and commitments under noncancelable operating leases were as follows:

                                                  Capital    Operating
                                                  leases       leases
                                                ----------   ----------
1999                                            $ 107,000    $  82,000
2000                                               25,000       87,000
2001                                                    -       91,000
2002                                                    -       85,000
                                                ----------   ----------
Total future minimum lease payments               132,000    $ 345,000
Less amount representing interest                   9,000    ==========
                                                ----------
Present value of minimum capital lease payments   123,000
Less current portion                               99,000
                                                ----------
Obligations under capital leases,
  excluding current portion                     $  24,000
                                                ==========

The Company leases certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $77,000, $74,000 and $69,000, respectively.


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On June 18, 1998, in conjunction with the first closing of a private placement, the Company effected a recapitalization through a one-for-twenty reverse stock split of its common stock, $0.04 par value per share (the "Common Stock"), and decreased the number of authorized shares of Common Stock from 60.0 million, at $0.04 par value per share, to 20.0 million shares, $0.01 par value per share, and decreased the authorized shares of preferred stock of the Company from 10.0 million to 2.0 million (the "Recapitalization"). The Recapitalization decreased the number of outstanding shares of Common Stock from approximately 41.5 million to
2.1 million.

All share and per share amounts have been retroactively restated to reflect the Recapitalization in the accompanying consolidated financial statements.

                Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Three years ended December 31, 1998


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

The Company, assisted by an investment bank, raised in March and April of 1998, $1,200,000 in gross proceeds less cash issuance costs of $47,000, from the placement of 48 units, each unit consisting of 8,333 shares of Common Stock (total of 399,984) and warrants to purchase 8,333 shares of Common Stock (total of 399,984) at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of Common Stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of Common Stock in lieu of certain sales commissions and expenses.

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

For 1998, issuance costs for all placements totaled $1,466,000, consisting of $405,000 cash payments for offering and legal expenses and the issuance of 142,676 shares of Common Stock valued at $385,000 and 179,625 warrants with a fair value of $676,000 calculated using the Black-Scholes pricing model. The proceeds of the offerings will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

The investment bank has been engaged to assist the Company in raising additional capital to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes. There can be no assurances, however, that any additional funds will be raised.

Warrants

During 1998, a financial advisor received warrants to purchase 15,000 shares of common stock at an exercise price of $4.00 per share at any time from December 1, 1998 until December 1, 2003, for financial consulting services rendered in 1998. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 4.85%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($37,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

              Access Pharmaceuticals, Inc. and Subsidiary
                     (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

In connection with the aforementioned offerings of units and common stock in 1998, warrants to purchase a total of 579,627 shares of common stock were issued. All of the warrants are exercisable immediately at $3.00 per share and expire five years from date of issuance.

During 1997, a financial advisor received warrants to purchase 37,500 shares of common stock, one-half (18,750 shares) at an exercise price of $12.00 per share, and one-half (18,750 shares) at an exercise price of $18.00 per share any time from January 1, 1998 until June 30, 2002, for financial consulting services rendered in 1997. The fair value of the warrants was $5.00 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.6%, expected volatility 129% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($188,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

During 1996, a shareholder received warrants to purchase 30,000 shares of common stock at an exercise price of $20.00 per share any time from March 5, 1997 until March 4, 2000, for compensation for consulting services. The fair value of the warrants was $15.40 on the date of the grant using the Black-Scholes pricing model with the following assumptions:
expected dividend yield 0.0%, risk-free interest rate 6.1%, expected volatility 100% and an expected life of 3 years. The portion of the total fair value of the warrants relating to the consulting services ($344,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.


On October 5, 1995, the Company entered into an agreement with a shareholder for the sale of 2,390 units. Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.
The exercise price for the warrants is $3.00 per share. The warrants are exercisable until October 5, 1999.

The Company also has warrants outstanding to purchase 6,795 shares of common stock at $3.00 per share. These warrants expire in September 2001. Units consisting of an option to purchase 25,000 shares of common stock and warrants to purchase 35,000 shares of common stock at prices ranging from $50 to $125 per share expired in January 1999.

                 Access Pharmaceuticals, Inc. and Subsidiary
                     (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 8 - STOCK OPTION PLANS

The Company adopted a new stock option plan, as amended (the "1995
Stock Awards Plan"), on January 25, 1996 and reserved 548,271 shares of the Company's authorized but unissued common stock for issuance to optionees including officers, employees, and other individuals performing services for the Company. The 1995 Stock Awards Plan replaced the previously approved stock option plan (the "1987 Stock Awards Plan") and API's stock option plan ("API Stock Option Plan"). Options granted under the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. However, as a result of certain events occurring in 1995, all granted options in the 1987 Stock Awards Plan became vested and exercisable and all options in the API Stock Option Plan were exercised or forfeited. No further grants have been or can be made under the 1987 Stock Awards
Plan, and the API Stock Option Plan has been canceled. New stock options are generally granted with an exercise price equal to the stock's quoted market value at the date of grant.

At December 31, 1998, there were 241,771 additional shares available for grant under the 1995 Stock Awards Plan. Concurrently with the Recapitalization on June 18, 1998, all stock options granted under the 1995 Stock Option Plan were cancelled and new stock options were issued to directors, employees and consultants. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 0% for all periods; volatility of 122%, 129%, and 100%; risk-free interest rates of 4.84%, 5.6% and 6.0% and expected lives of four years for all periods. The weighted average fair values of options granted were $2.40, $13.00 and $18.40 per share during 1998, 1997 and 1996, respectively.

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

                                                    December 31,
                                      ---------------------------------------
                                         1998           1997           1996
                                     ------------   ------------   ------------
Net loss
As reported                           $(3,397,000)   $(4,441,000)  $(11,462,000)
Pro forma                              (3,583,000)    (4,614,000)   (11,563,000)

Basic and diluted loss per share
As reported                                ($1.28)        ($2.80)        ($7.68)
Pro forma                                  ($1.35)        ($2.91)        ($7.75)

                Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 8 - STOCK OPTION PLANS - Continued

Summarized information for the 1995 Stock Awards Plan is as follows:

                                                              Weighted-
                                                              average
                                                              exercise
                                                   Shares       price
                                                 ----------   ----------
Outstanding options at January 1, 1996                   -     $      -
Granted                                             33,299        26.40
Forfeited                                           (1,800)       28.80
                                                 ----------
Outstanding options at December 31, 1996            31,499        26.20

Granted                                              8,217        13.00
Forfeited                                           (7,566)      (27.60)
                                                 ----------
Outstanding options at December 31, 1997            32,150        20.40

Granted                                            306,500         3.00
Forfeited                                          (32,150)      (20.40)
                                                 ----------

Outstanding options at December 31, 1998           306,500         3.00
                                                 ==========

Exercisable at December 31, 1996                         -            -
Exercisable at December 31, 1997                     8,950        25.60
Exercisable at December 31, 1998                   142,500         3.00


At December 31, 1998, the exercise price of 302,000 options was $3.00, of 3,500 options was $2.94 and of 1,000 options was $2.08. The weighted-average remaining life was 9.5 years.

               Access Pharmaceuticals, Inc. and Subsidiary
                      (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 8 - STOCK OPTION PLANS - Continued

All issued options and stock appreciation rights ("SAR's") under the Chemex 1987 Stock Awards Plan became vested and exercisable due to the merger on January 25, 1996. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:


                                                              1987 Non-  Weighted-
                                       Incentive              Employee   Average
                                         Stock                Director   Exercise
                                        Options     SAR's       Plan      Price
                                        --------   --------   --------   --------

Outstanding awards at January 1, 1996    48,804     16,933     13,956     $39.80
Forfeited                                (7,569)         -     (5,046)     51.40
Exercised                                (1,371)    (6,736)         -       3.00
                                        --------   --------   --------   --------
Outstanding awards at December 31, 1996  39,864     10,197      8,910      40.80

Forfeited                                (1,125)         -     (3,660)     72.40
                                        --------   --------   --------   --------
Outstanding awards at December 31, 1997  38,739     10,197      5,250      38.00

Forfeited                                (6,153)    (2,500)    (2,750)    (47.75)
                                        --------   --------   --------   --------
Outstanding awards at December 31, 1998   32,586     7,697      2,500      35.49
                                        ========   ========   ========

All options outstanding were exercisable at each year end.

Further information regarding options outstanding at December 31, 1998 is summarized below:

                                                Weighted average
                                              ---------------------
                                  Number of   Remaining   Exercise
Range of exercise prices          of shares     life        price
------------------------          ---------   ---------   ---------
$0.0                                 7,700        4.68     $  0.00
$17.50 - $35.00                     21,128        5.10       23.85
$40.00 - $64.40                      7,081        1.85       47.41
$78.80 - $102.60                     6,874        4.00       98.71
                                   --------
                                    42,783
                                   ========

               Access Pharmaceuticals, Inc. and Subsidiary
                     (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 9 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                            1998         1997           1996
                                        ------------  ------------  ------------
Income taxes at U.S. statutory rate     $(1,155,000)  $(1,510,000)  $(3,897,000)
Change in valuation allowance             1,142,000     1,185,000       954,000
Items not deductible for tax                 13,000       325,000     2,943,000
                                        ------------  ------------  ------------

Total tax expense                       $         -   $         -   $         -
                                        ============  ============  ============

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets. The temporary differences that give rise to deferred tax assets were as follows:

                                                          December 31,
                                         --------------------------------------
                                            1998          1997          1996
                                        ------------  ------------  ------------
Deferred tax assets
  Net operating loss carryforwards      $17,101,000   $14,266,000   $13,107,000
  General business credit carryforwards     443,000       434,000       408,000
Property and equipment                       24,000             -             -
                                        ------------  ------------  ------------

Gross deferred tax assets                17,568,000    14,700,000    13,515,000
Valuation allowance                     (17,568,000)  (14,700,000)  (13,515,000)
                                        ------------  ------------  ------------

Net deferred taxes                      $         -   $         -   $         -
                                        ============  ============  ============

During 1998, the Company's gross deferred tax asset increased by $2,612,000 due to losses and a restatement of prior years' net operating loss carryforwards of approximately $1,470,000. The valuation allowance was increased by a corresponding amount.

At December 31, 1998, the Company had approximately $50,700,000 of net operating loss carryforwards and approximately $1,300,000 of general business carryforwards. These carryforwards expire at varying amounts through 2013. As a result of the merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards related to Chemex to approximately $530,000 per year.

              Access Pharmaceuticals, Inc. and Subsidiary
                    (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 10 - CONTINGENCIES

The Company's products will require clinical trials, U.S. Food and Drug Administration approval, or approval of similar authorities internationally and acceptance in the marketplace prior to commercialization. Although the Company believes its patents and patent applications are valid, the invalidation of its major patents would have a material adverse effect upon its business. The Company competes with specialized biotechnology companies and major pharmaceutical companies. Many of these competitors have substantially greater resources than the Company.

The Company is not currently a party to any material legal proceeding.

NOTE 11 - LIQUIDITY

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

If the anticipated revenues are delayed or do not occur, or the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the third quarter of 1999. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors, including the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up and, the ability to establish and maintain effective commercialization activities and arrangements.

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

             Access Pharmaceuticals, Inc. and Subsidiary
                    (a development stage company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1998


NOTE 12 - SUBSEQUENT EVENTS

On March 1, 1999, the Company and a wholly owned subsidiary of the Company entered into a merger agreement with Virologix Corporation ("Virologix"), whereby Virologix will become a wholly owned subsidiary of the Company. The closing of the merger is subject to certain conditions, including the condition that the Company raise at least $3.0 million in equity financing.

Virologix is a privately held company focused on the development of product candidates for the prevention and treatment of viral diseases, including HIV. Under the terms of the agreement, the Virologix shareholders will receive 1,000,000 shares of common stock of the Company. It is anticipated that the closing of the acquisition will take place during the second quarter of 1999.