Form 10-Q
period 1999-03-31
ACCESS PHARMACEUTICALS INC
filed 1999-05-17
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding as
of May 12, 1999                           3,429,402  shares, $0.01 par value
   ------------                           ---------

                      Total No. of Pages 12

                     PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (together with its subsidiaries,
"Access" or the "Company") is a Delaware corporation in the development stage. The Company is an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportuntities. The Company has proprietary patents or rights to four technology platforms: synthetic polymers, Residerm TM, carbohydrate targeting technology and selective muscle and nerve delivery systems. In addition, Access' partner Block Drug Company ("Block") is marketing Aphthasol TM in the United States, the first
FDA approved product for the treatment of canker sores. Access has licensed for evaluation in additional clinical indications this product, from Block, in certain international markets for oral diseases including mucositis and topical diseaeses and is developing new delivery forms.

In connection with the merger ("Merger") of Access Pharmaceuticals, Inc., a Texas corporation ("API"), with and into Chemex
Pharmaceuticals, Inc. ("Chemex") on January 25, 1996, the name of
Chemex was changed to Access Pharmaceuticals, Inc. ("Access" or the "Company").

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties.
In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to Access' research and development focus, uncertainties associated with research and development activities, uncertainty associated with preclinical and clinical testing, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, the year 2000 issue, and other risks detailed in the Company's reports filed under the Securities Exchange Act, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has received limited revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 1999, the Company's accumulated deficit was $23,944,000.

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

On January 11, 1999, the Company announced that it has signed a license agreement with Block Drug Company ("Block") for the rights to develop amlexanox for use in chemotherapy and radiation induced mucositis. Mucositis is a debilitating condition involving extensive inflammation of the oral cavity that affects an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation therapy. Amlexanox is currently the only prescription drug approved by the FDA for the treatment of aphthous ulcers (canker sores), and is marketed by Block in the United States under the trade name Aphthasol TM.

                    Liquidity and Capital Resources

As of March 31, 1999 the Company's principal source of liquidity is $887,000 of cash and cash equivalents. Working capital as of March 31, 1999 was $376,000, representing an decrease in the working capital of $633,000 as compared to the working capital as of December 31, 1998 of $1,009,000. The decrease in working capital was due to losses from operations in the first quarter.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $23,944,000 as of March 31, 1999. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger of API and Chemex.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's current operations through the second quarter of 1999. The Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If prior to the end of the second quarter of 1999, the Company is unsuccessful in raising additional capital the Company would be required to curtail research and development and general and administrative expenditures so that working capital could cover reduced operations into the third quarter of 1999. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors, including: the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up;
and the ability to establish and maintain effective commercialization activities and arrangements.

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

An investment bank has been engaged to assist the Company in raising funds to support the Company's research and development activities, working capital, acquisitions of complementary companies or technologies and general corporate purposes. The Company is currently seeking between $3.0 and $8.0 million to support these activities. There can be no assurance, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

                          First Quarter 1999
                             Compared to
                          First Quarter 1998

Total research spending for the first quarter of 1999 was $377,000, as compared to $435,000 for the same period in 1998, a decrease of $58,000. The decrease in expenses was the result of lower external contract research costs- $133,000; and lower other costs- $4,000; offset by higher external development costs- $42,000; and scientific consulting costs- $37,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to hire additional scientific management and staff and will commence clinical studies to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $383,000 for the first quarter of 1999, a decrease of $8,000 as compared to the same period in 1998. The decrease in spending was due primarily to the following: lower patent costs- $41,000; lower salary expenses-
$34,000; lower business consulting- $23,000; and other decreases-
$27,000; offset by higher legal fees for private placement and merger expenses- $89,000; higher shareholder expenses due to additional investor relations expenses and internet web design- $44,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $47,000 for the first quarter
1999 as compared to $64,000 for the same period in 1998 reflecting the full depreciation of some assets as of the first quarter 1999.

Interest and miscellaneous income was $13,000 for the first quarter of 1999 as compared to $2,000 for the same period in 1998, an increase of $11,000. The increase in interest income was due to higher cash balances in 1999.

Net loss in the first quarter of 1999 was $807,000 or a loss of $0.23 basic and diluted loss per share.

                           Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

The Company has developed a three-phase program to limit or eliminate Y2K exposures. Phase I involved the identification of those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of the third quarter of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of the third quarter of 1999.

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

As of March 31, 1999, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems. Having completed the Phase I evaluation, total costs to date are $5,000. We estimate the potential future cost of our Y2K compliance programs is $25,000. The funds for these costs will be part of our current working capital. These costs will be expensed as incurred except for equipment related costs.


                     PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2   CHANGES IN SECURITIES

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:    27.1     Financial Data Schedule

Reports on Form 8-K:

On April 1, 1999, the Registrant filed a Current Report on Form 8-K related to Other Events. The Company announced that it has entered into an agreement to acquire Virologix Corporation ("Virologix"), a private company focused on the development of product candidates for the prevention and treatment of viral diseases including HIV. Under terms of the acquisition agreement the Virologix shareholders will receive 1,000,000 shares of common stock of the Company. It is anticipated that the closing of the acquisition will take place within the next 60 days. The transaction has been approved by the Boards of Directors of both companies and the closing is subject to the approval of the Virologix's shareholders, the completion of a private placement by Access and other customary closing conditions.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ACCESS PHARMACEUTICALS, INC.


Date:   May 14, 1999                 By:/s/ Kerry P. Gray
                                        -----------------
                                     Kerry P. Gray
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:   May 14, 1999                 By:/s/ Stephen B. Thompson
                                        ------------------------
                                     Stephen B. Thompson
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)

              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                 Condensed Consolidated Balance Sheets

                                             March 31, 1999  December 31, 1998
                                             --------------   --------------
             ASSETS                            (unaudited)
Current assets
   Cash and cash equivalents                 $     887,000    $   1,487,000
   Accounts receivable                              12,000                -
   Prepaid expenses and other current assets        45,000           54,000
                                             --------------   --------------
            Total current assets                   944,000        1,541,000
                                             --------------   --------------

Property and equipment, at cost                  1,007,000        1,007,000
  Less accumulated depreciation                   (815,000)        (780,000)
                                             --------------   --------------
                                                   192,000          227,000
                                             --------------   --------------

Licenses, net                                      413,000          425,000

Investments                                        150,000          150,000

Other assets                                         8,000            8,000
                                             --------------   --------------
            Total assets                     $   1,707,000    $   2,351,000
                                             ==============   ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses      $     459,000    $     395,000
  Accrued insurance premiums                        19,000           38,000
  Deferred revenues                                 88,000                -
  Current portion of obligations under
    capital leases                                  90,000           99,000
                                             --------------   --------------
            Total current liabilities              656,000          532,000
                                             --------------   --------------

Obligations under capital leases, net
  of current portion                                 8,000           24,000
                                             --------------   --------------
            Total liabilities                      664,000          556,000
                                             --------------   --------------

Commitments and contingencies                            -                -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                           -                -
  Common stock - $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding, 3,429,402
    at March 31, 1999 and December 31,1998          34,000           34,000
  Additional paid-in capital                    24,953,000       24,906,000
  Deficit accumulated during the
    development stage                          (23,944,000)     (23,145,000)
                                             --------------   --------------
            Total stockholders' equity           1,043,000        1,795,000
                                             --------------   --------------

Total liabilities and stockholders' equity   $   1,707,000    $   2,351,000
                                             ==============   ==============

            The accompanying notes are an integral part of these statements

              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

              Condensed Consolidated Statements of Operations
                              (unaudited)


                                                                  February 24,
                                     Three Months ended March 31,     1988
                                      --------------------------  (inception) to
                                         1999           1998      March 31, 1999
                                      ------------  ------------  -------------
Revenues
Research and development              $         -   $         -    $ 2,711,000
Option income                                   -             -      2,149,000
Licensing revenues                              -             -        325,000
                                      ------------  ------------  -------------
  Total revenues                                -             -      5,185,000
                                      ------------  ------------  -------------

Expenses
Research and development                  377,000       435,000     10,742,000
General and administrative                383,000       391,000      8,710,000
Depreciation and amortization              47,000        64,000      1,316,000
Write-off of excess purchase price              -             -      8,894,000
                                      ------------  ------------  -------------
  Total expenses                          807,000       890,000     29,662,000
                                      ------------  ------------  -------------

Loss from operations                     (807,000)     (890,000)   (24,477,000)
                                      ------------  ------------  -------------

Other income (expense)
Interest and miscellaneous income          13,000         2,000        845,000
Interest expense                           (5,000)       (9,000)      (185,000)
                                      ------------  ------------  -------------
                                            8,000        (7,000)       660,000
                                      ------------  ------------  -------------

Loss before income taxes                 (799,000)     (897,000)   (23,817,000)

Provision for income taxes                      -             -        127,000
                                      ------------  ------------  -------------

Net loss                               $ (799,000)  $  (897,000)  $(23,944,000)
                                      ============  ============  =============

Basic and diluted loss per
  common share                             $(0.23)       $(0.55)

Weighted average basic and diluted
  common shares outstanding             3,429,402     1,628,140
                                      ============  ============

         The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                   February 24,
                                      Three Months ended March 31,   1988
                                       -------------------------- (inception) to
                                           1999          1998     March 31, 1999
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $  (799,000)  $  (897,000)  $(23,944,000)
 Adjustments to reconcile net loss
 to cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Consulting expense related to
    warrants granted                        47,000             -        616,000
  Research expenses related to
    common stock granted                         -             -        100,000
  Depreciation and amortization             47,000        64,000      1,316,000
  Deferred revenue                          88,000             -        (22,000)
  Change in operating assets and
      liabilities:
    Accounts receivable                    (12,000)      (11,000)       (13,000)
    Prepaid expenses and other
      current assets                         9,000         6,000        (46,000)
    Other assets                                 -         1,000         (6,000)
    Accounts payable and
      accrued expenses                      45,000       (51,000)       185,000
                                       ------------  ------------  -------------
Net cash used in operating activities     (575,000)     (888,000)   (12,920,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                            -             -     (1,168,000)
 Sales of capital equipment                      -             -         15,000
 Purchase of Tacora, net of cash acquired        -             -       (124,000)
 Other investing activities                      -             -       (150,000)
                                       ------------  ------------  -------------
 Net cash used in investing activities           -             -     (1,427,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable                     -             -        721,000
 Payments of principal on obligations
  under capital leases                     (25,000)      (75,000)      (652,000)
 Cash acquired in merger with Chemex             -             -      1,587,000
 Proceeds from stock issuances, net              -       630,000     13,578,000
                                       ------------  ------------  -------------
Net cash (used in) provided by
   financing activities                    (25,000)      555,000     15,284,000
                                       ------------  ------------  -------------

Net increase (decrease) in cash and
   cash equivalents                       (600,000)     (333,000)       887,000

Cash and cash equivalents at
   beginning of period                   1,487,000       438,000              -
                                       ------------  ------------  -------------

Cash and cash equivalents at
   end of period                       $   887,000   $   105,000   $    887,000
                                       ============  ============  =============


Cash paid for interest                 $     5,000   $     9,000   $    182,000
Cash paid for income taxes                       -             -        127,000

Supplemental disclosure of noncash
    transactions
 Payable accrued for fixed asset
    purchase                           $         -   $         -  $      47,000
 Elimination of note payable to Chemex
    Pharmaceuticals due to merger                -             -        100,000
 Stock issued for license on patents             -             -        500,000
 Equipment purchases financed through
    capital leases                               -             -         82,000
 Net liabilities assumed in acquisition
    of Tacora Corporation                        -             -        455,000

       The accompanying notes are an integral part of these statements.

                Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

          Notes to Condensed Consolidated Financial Statements
              Three Months Ended March 31, 1999 and 1998
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1998 contains financial information taken from the audited financial statements as of that date.

(2)   Liquidity

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's current operations through the second quarter of 1999. The
Company is dependent on raising additional capital to fund its development of technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing its new technologies.

If prior to the end of the second quarter of 1999 the Company is unsuccessful in raising additional capital the Company would be required to curtail research and development and general and administrative expenditures so that working capital could cover reduced operations into the third quarter of 1999. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products. The Company's future capital requirements and adequacy of available funds will depend on many factors, including: the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up; and the ability to establish and maintain effective commercialization activities and arrangements.

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

The Independent Auditor's Report on the Company's 1998 consolidated financial statements included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

(3)   Private Placement

An investment bank has been engaged to assist the Company in raising between $3.0 and $8.0 million to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes. There can be no assurances that any closings of the private placement will take place.


If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

(4)   Merger

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