Form 10-Q
period 1999-06-30
ACCESS PHARMACEUTICALS INC
filed 1999-08-13
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                     Commission File Number 0-9314


                       ACCESS PHARMACEUTICALS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                      83-0221517
------------------------                    ----------------------------
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


Common stock outstanding as
of August 13, 1999                          6,035,619 shares, $0.01 par value
   ---------------                          ---------

                         Total No. of Pages  14

                       PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (together with its subsidiaries, "Access" or the "Company") is a Delaware corporation in the development stage. The Company is an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. The Company has proprietary patents or rights to five technology platforms: synthetic polymers, Residerm TM, carbohydrate targeting technology, selective muscle and nerve delivery systems and prevention and treatment of viral disease, including HIV. In addition, Access' partner Block Drug Company ("Block") is marketing in the United States Aphthasol TM, the first FDA approved product for the treatment of canker sores. New formulations and delivery forms are being developed to evaluate this product in additional clinical indications. Access has licensed from Block the rights to this product for additional indications including mucositis, oral and topical diseases.

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

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has received limited revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 1999, the Company's accumulated deficit was $24,832,000 of which $8,894,000 was the result of the write-off of purchased research.

RECENT DEVELOPMENTS

The Company has engaged an investment bank to assist the Company in raising funds to support the Company's research and development activities, working capital requirements, acquisitions of complementary companies or technologies and general corporate purposes. On July 20, 1999, the Company completed the first closing of the offering of up to $8 million of common stock at a per share price of $2.00, with gross proceeds of $3.0 million in such first closing, less issuance costs of $244,000, from the private placement of 1,500,000 shares of Common Stock. The placement agent for such offering received warrants to purchase 160,721 shares of Common Stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of Common Stock in lieu of certain sales commissions and expenses. There can be no assurances that any additional closings of the private placement will take place.

The first closing of the offering, raised an aggregate of $3.0 million in gross proceeds The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

On February 23, 1999, the Company, entered into an Agreement of Merger and Plan of Reorganization, as amended (the "Agreement") with Virologix Corporation, a Delaware corporation ("Virologix"), and Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Merger Sub"). Pursuant to the terms of the Agreement, and simultaneously with the first closing of the equity financing, on July 20, 1999 the Merger Sub merged with and into Virologix, the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 1,000,000 shares of common stock of the Company. The transaction will be accounted for as a purchase.

If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

                     Liquidity and Capital Resources

As of July 30, 1999 the Company's principal source of liquidity is $2,450,000 of cash and cash equivalents. Working capital deficit as of June 30, 1999 was $310,000, representing a decrease in working capital of $1,319,000 as compared to the working capital as of December 31, 1998 of $1,009,000. The decrease in working capital at June 30, 1999 was due to losses from operations in the first two quarters of 1999.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $24,832,000 at June 30, 1999. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the merger of API and Chemex.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the first quarter of 2000. The Company is dependent on raising additional capital to fund the development of its technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing products resulting from its technologies.

If prior to the end of the fourth quarter of 1999, the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the second quarter of 2000. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products, including research and development with respect to the newly acquired technology resulting from the acquisition of Virologix. The Company's future capital requirements and adequacy of available funds will depend on many factors, including the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up;
and the ability to establish and maintain effective commercialization activities and arrangements.

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, including the sale of up to an additional $5 million of common stock at a price of $2 per share in the Company's current equity offering, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all or that any additional closings in its current equity offering will occur. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek.

Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

An investment bank has been engaged to assist the Company in raising funds to support the Company's research and development activities, working capital requirements, acquisitions of complementary companies or technologies and general corporate purposes. The Company is currently seeking an additional $5.0 million to support these activities. There can be no assurance, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.

                           Second Quarter 1999
                              Compared to
                           Second Quarter 1998

Total research spending for the second quarter of 1999 was $316,000, as compared to $501,000 for the same period in 1998, a decrease of $185,000. The decrease in expenses was the result of lower external contract research costs due to the completion of research contracts- $175,000; lower internal lab costs- $38,000; and lower scientific consulting costs- $22,000 offset by higher salary and related costs- $48,000; and higher other net costs totaling- $2,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to commence clinical trials, hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $529,000 for the second quarter of 1999, an increase of $170,000 as compared to the same period in 1998. The increase in spending was primarily due to the following: increased business consulting expense primarily due to the issuance of warrants issued in connection with a consulting agreement- $198,000; increased shareholder expenses- $41,000; increased other expenses- $27,000; offset by lower patent costs due to the filing of fewer new patents in 1999- $56,000; lower salary and related costs- $28,000; and other net decreases totaling- $12,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $46,000 for the second quarter 1999 as compared to $66,000 for the same period in 1998 reflecting that some major assets have been fully depreciated.

Total operating expenses in the second quarter of 1999 were $891,000 with interest income of $6,000, and interest expense of $3,000 resulting in a loss for the quarter of $888,000 or a $0.26 basic and diluted loss per common share.

                     Six Months ended June 30, 1999
                              Compared to
                       Six Months ended June 30, 1998

Research spending for the six months ended June 30, 1999 was $693,000 as compared to $936,000 for the same period in 1998, a decrease of $243,000. The decrease in expenses was due to: lower external lab costs due to the completion of research contracts- $308,000; offset by higher salary and related costs- $45,000; higher scientific consulting costs- $15,000; and other net increases totaling- $5,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to commence clinical trials, hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

General and administrative expenses were $912,000 for the six months ended June 30, 1999, an increase of $162,000 as compared to the same period in 1998. The increase was primarily due to the following: increased business consulting expense primarily due to the issuance of warrants issued in connection with a consulting agreement- $240,000; and higher shareholder expenses- $85,000 offset by lower patent expenses- $97,000; lower salary and related expenses- $63,000; and other net decreases totaling- $3,000.

Depreciation and amortization was $93,000 for the six months ended June 30, 1999 as compared to $130,000 for the same period in 1998 reflecting that some major assets have been fully depreciated.

Interest and miscellaneous income was $19,000 for the six months ended June 30, 1999 as compared to $8,000 for the same period in 1998, an increase of $11,000. The increase was due to higher interest income from slightly higher cash balances in 1999.

Accordingly, this resulted in a loss for the six months ended June 30, 1999 of $1,687,000, or a $0.49 basic and diluted loss per common share.

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

The Company identified three major areas determined to be critical for successful Y2K compliance: Area 1 includes financial, research and development and administrative informational systems applications reliant on system software; Area 2 includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3 includes third-party relationships which may be affected by Area 1 and 2 exposures which exist in other companies.

With respect to Area 1, the Company completed an internal review and contacted all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), the Company worked with equipment manufactures to identify our exposures. With respect to Area 3, the Company evaluated our reliance on third parties in order to determine whether their Y2K compliance will adequately assure our uninterrupted operations.

The Company has completed Phase I of our Y2K program with respect to all three of the major areas. The Company relies on PC-based systems and does not expect to incur material costs to transition to Y2K compliant systems in its internal operations. However, even if the internal systems of the Company are not materially affected by the Y2K Issue, the Company could be affected by third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on our operations. The Company has completed Phase II contingency planning and continues to monitor its third party relationships. Most if not all of the third parties have informed the Company that they will be in compliance by the end of the year. Contingency plans for the Company will be continually refined, as additional information becomes available.

As of June 30, 1999, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems. Having completed the Phase I and Phase II evaluation, total costs to date are $6,000. We estimate the potential future cost of our internal Y2K compliance programs is $25,000. The funds for these costs will be part of our current working capital requirements. These costs will be expensed as incurred except for equipment related costs.

                       PART II -- OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

None

ITEM 2   CHANGES IN SECURITIES

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The annual meeting of stockholders was held on June 28, 1999 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

Max Link was reelected Director for a three year term. The votes were:
2,120,697 - For; and 12,213 - Withheld Authority.

A proposal to amend the Company's 1995 stock option plan, as amended, to increase the number of shares issuable under this plan was approved with 1,594,260 - For; 107,092 - Against; and 5,014 - Abstain.

A proposal to amend the Company's 1995 stock option plan, as amended, to adjust the number of options to be granted to non-employee directors was approved with 2,012,005 - For; 107,003 - Against; and 5,746 - Abstain.

A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 1999 was approved with 2,032,117 - For; 89,453 - Against; and 6,564 - Abstain.

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:   27.1      Financial Data Schedule

Reports on Form 8-K:

On August 3, 1999, the Company filed a Current Report on Form 8-K related to Acquisition or Disposition of Assets. On February 23, 1999, the Company entered into an Agreement of Merger and Plan of Reorganization, as amended (the "Agreement") with Virologix Corporation, a Delaware corporation ("Virologix"), and Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company

(the "Merger Sub"). Pursuant to the terms of the Agreement, on July 20, 1999 the Merger Sub merged with and into Virologix, the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 1,000,000 shares of common stock of the Company. The transaction will be accounted for as a purchase.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACCESS PHARMACEUTICALS, INC.



Date: August 13, 1999                  By: /s/ Kerry P. Gray
      ---------------                     -------------------
                                           Kerry P. Gray
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 13, 1999                  By: /s/ Stephen B. Thompson
      ---------------                     -------------------------
                                           Stephen B. Thompson
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

               Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

                  Condensed Consolidated Balance Sheets


                                               June 30, 1999  December 31, 1998
                                              --------------   --------------
                                               (unaudited)
      ASSETS
Current assets
  Cash and cash equivalents                    $    258,000      $  1,487,000
  Accounts receivable                                32,000                 -
  Prepaid expenses and other current assets         128,000            54,000
                                              --------------    --------------

       Total current assets                         418,000         1,541,000
                                              --------------    --------------

Property and equipment, at cost                   1,007,000         1,007,000
Less accumulated depreciation and amortization     (848,000)         (780,000)
                                              --------------    --------------
                                                    159,000           227,000
                                              --------------    --------------

Licenses, net                                       400,000           425,000

Investments                                         150,000           150,000

Other assets                                          8,000             8,000
                                              --------------    --------------

Total assets                                   $  1,135,000      $  2,351,000
                                              ==============    ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses       $    558,000       $    395,000
  Accrued insurance premiums                         9,000             38,000
  Deferred revenues                                 88,000                  -
  Current portion of obligations
    under capital leases                            73,000             99,000
                                             --------------     --------------

          Total current liabilities                728,000            532,000
                                             --------------     --------------
Obligations under capital leases,
    net of current portion                           3,000             24,000
                                             --------------     --------------

Total liabilities                                  731,000            556,000
                                             --------------     --------------

Commitments and contingencies                            -                  -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                           -                  -
  Common stock - $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding, 3,429,402
    at June 30, 1999 and December 31,1998           34,000             34,000
  Additional paid-in capital                    25,202,000         24,906,000
  Deficit accumulated during the
    development stage                          (24,832,000)       (23,145,000)
                                             --------------     --------------

          Total stockholders' equity               404,000          1,795,000
                                             --------------     --------------

Total liabilities and stockholders' equity    $  1,135,000       $  2,351,000
                                             ==============     ==============

     The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

            Condensed Consolidated Statements of Operations
                              (unaudited)

                                        Three Months ended           Six Months ended
                                              June 30,                    June 30,            February 24, 1988
                                    ---------------------------   ---------------------------  (inception) to
                                        1999           1998           1999           1998        June 30,1999
                                    ------------   ------------   ------------   ------------   -------------
Revenues
Research and development            $         -    $         -    $         -    $         -    $  2,711,000
Option income                                 -              -              -              -       2,149,000
Licensing revenues                            -              -              -              -         325,000
                                    ------------   ------------   ------------   ------------   -------------

Total revenues                                -              -              -              -       5,185,000
                                    ------------   ------------   ------------   ------------   -------------

Expenses
Research and development                316,000        501,000        693,000        936,000      11,058,000
General and administrative              529,000        359,000        912,000        750,000       9,239,000
Depreciation and amortization            46,000         66,000         93,000        130,000       1,362,000
Write-off of excess purchase price            -              -              -              -       8,894,000
                                    ------------   ------------   ------------   ------------   -------------

Total expenses                          891,000        926,000      1,698,000      1,816,000      30,553,000
                                    ------------   ------------   ------------   ------------   -------------

Loss from operations                   (891,000)      (926,000)    (1,698,000)    (1,816,000)    (25,368,000)
                                    ------------   ------------   ------------   ------------   -------------

Other income (expense)
Interest and miscellaneous income         6,000          6,000         19,000          8,000         851,000
Interest expense                         (3,000)        (5,000)        (8,000)       (14,000)       (188,000)
                                    ------------   ------------   ------------   ------------   -------------
                                          3,000          1,000         11,000         (6,000)        663,000
                                    ------------   ------------   ------------   ------------   -------------

Loss before income taxes               (888,000)      (925,000)    (1,687,000)     (1,822,000)   (24,705,000)

Provision for income taxes                    -              -              -               -        127,000
                                    ------------   ------------   ------------   ------------   -------------

Net loss                            $  (888,000)   $  (925,000)   $ (1,687,000)  $ (1,822,000)  $(24,832,000)
                                    ============   ============   =============  =============  =============

Basic and diluted loss per
  common share                      $     (0.26)   $     (0.42)   $      (0.49)  $      (0.95)
                                    ============   ============   =============  =============

Weighted average basic and diluted
  common shares outstanding           3,429,402      2,209,775       3,429,402      1,920,564
                                    ============   ============   =============  =============

         The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

              Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                  February 24, 1988
                                        Six Months ended June 30, (inception) to
                                           1999          1998      June 30, 1999
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $(1,687,000)  $(1,822,000)  $(24,832,000)
Adjustments to reconcile net loss to
     cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Warrants issued in payment of
     consulting expenses                   296,000             -        865,000
  Research expenses related to
     common stock granted                        -         8,000        100,000
  Depreciation and amortization             93,000       130,000      1,362,000
  Deferred revenue                          88,000             -        (22,000)
  Change in operating assets
     and liabilities:
    Accounts receivable                    (32,000)       (1,000)       (33,000)
    Prepaid expenses and other
     current assets                        (74,000)       24,000       (129,000)
    Other assets                                 -         2,000         (6,000)
    Accounts payable and accrued
      expenses                             134,000      (122,000)       274,000
                                       ------------  ------------  -------------

Net cash used in operating activities   (1,182,000)   (1,781,000)   (13,527,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
  Capital expenditures                           -        (3,000)    (1,168,000)
  Sales of capital equipment                     -             -         15,000
  Purchase of Tacora, net of cash acquired       -             -       (124,000)
  Other investing activities                     -       (50,000)      (150,000)
                                       ------------  ------------  -------------

Net cash used in investing activities            -       (53,000)    (1,427,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
  Proceeds from notes payable                    -             -        721,000
  Payments of principal on obligations
    under capital leases                   (47,000)     (133,000)      (674,000)
  Cash acquired in merger with Chemex            -             -      1,587,000
  Proceeds from stock issuances, net             -     3,703,000     13,578,000
                                       ------------  ------------  -------------

Net cash (used in) provided by
    financing activities                   (47,000)    3,570,000     15,212,000
                                       ------------  ------------  -------------

Net (decrease) increase in cash
    and cash equivalents                (1,229,000)    1,736,000        258,000

Cash and cash equivalents
    at beginning of period               1,487,000       438,000              -
                                       ------------  ------------  -------------

Cash and cash equivalents
    at end of period                   $   258,000   $ 2,174,000   $    258,000
                                       ============  ============  =============


Cash paid for interest                 $    19,000   $    14,000   $    196,000
Cash paid for income taxes                       -             -        127,000

Supplemental disclosure of noncash
   transactions
 Payable accrued for fixed
   asset purchase                      $         -   $        -    $     47,000
 Elimination of note payable to
   Chemex Pharmaceuticals due to merger          -            -         100,000
 Stock issued for license on patents             -            -         500,000
 Equipment purchases financed through
    capital leases                               -            -          82,000
 Net liabilities assumed in
    acquisition of Tacora Corporation            -            -         455,000

      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                  Six Months Ended June 30, 1999 and 1998
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations for the three and six months ended and cash flows for the six months ended June 30, 1999 and 1998 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1998 contains financial information taken from the audited financial statements as of that date.

(2)   Liquidity

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's operations through the first quarter of 2000. The Company is dependent on raising additional capital to fund the development of its technology and to implement its business plan. Such dependence will continue at least until the Company begins marketing products resulting from its technologies.

If prior to the end of the fourth quarter of 1999 the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the second quarter of 2000. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products, including research and development with respect to the newly acquired technology resulting from the acquisition of Virologix. The Company's future capital requirements and adequacy of available funds will depend on many factors, including the successful commercialization of amlexanox; the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners; continued scientific progress in the Company's research and development programs; the magnitude, scope and results of preclinical testing and clinical trials; the costs involved in filing, prosecuting and enforcing patent claims; competing technological developments; the cost of manufacturing and scale-up; and the ability to establish and maintain effective commercialization activities and arrangements.

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, including the sale of up to an additional $5 million of common stock at a price of $2 per share in the Company's current equity offering, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all or that any additional closings in its current equity offering will occur. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

The Independent Auditor's Report on the Company's 1998 consolidated financial statements included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

(3)   Private Placement

The Company has engaged an investment bank to assist the Company in raising funds to support the Company's research and development activities, working capital requirements, acquisitions of complementary companies or technologies and general corporate purposes. On July 20, 1999, the Company completed the first closing of the offering of up to $8 million of common stock at a per share price of $2.00, with gross proceeds of $3.0 million in such first closing, less issuance costs of $244,000, from the private placement of 1,500,000 shares of Common Stock. The placement agent for such offering received warrants to purchase 160,721 shares of Common Stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of Common Stock in lieu of certain sales commissions and expenses. There can be no assurances that any additional closings of the private placement will take place.


If and when the Company satisfies all listing requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

(4)   Merger

On February 23, 1999, the Company, entered into an Agreement of Merger and
Plan of Reorganization, as amended (the "Agreement") with Virologix Corporation, a Delaware corporation ("Virologix), and Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the
"Merger Sub"). Pursuant to the terms of the Agreement, and simultaneously with the first closing of the equity financing, on July 20, 1999 the Merger Sub merged with and into Virologix, the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 1,000,000 shares of common stock of the Company. The transaction will be accounted for as a purchase.