Form 10-Q
period 1999-09-30
ACCESS PHARMACEUTICALS INC
filed 1999-11-15
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

            /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                      Commission File Number 0-9314

                       ACCESS PHARMACEUTICALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                         83-0221517
------------------------                         -----------------------
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


Common stock outstanding as
of November 10, 1999                    6,036,582 shares, $0.01 par value
   -----------------                    ---------

                     Total No. of Pages  15

                  PART I -- FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (together with its subsidiaries, "Access" or the "Company") is a Delaware corporation in the development stage. The Company is an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. The Company has proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and prevention and treatment of viral disease, including HIV. In addition, Access' partner Block Drug Company ("Block") is marketing in the United States Aphthasol TM, the first FDA approved product for the treatment of canker sores. New formulations and delivery forms are being developed to evaluate this product in additional clinical indications. Access has licensed from Block the rights to this product for additional indications including mucositis and oral diseases.

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

Since its inception, Access has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has received limited revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 1999, the Company's accumulated deficit was $25,543,000 of which $8,894,000 was the result of the write-off of purchased research.

RECENT DEVELOPMENTS

The Company has engaged an investment bank to assist the Company in raising funds to support the Company's research and development activities, working capital requirements, acquisitions of complementary companies or technologies and general corporate purposes. On July 20, 1999, with the assistance of an investment bank, the Company completed the first closing of an offering of up to $8 million of common stock at a per share price of $2.00 (the offering), receiving gross proceeds of $3.0 million in such first closing, less issuance costs of $213,000, from the private placement of 1,501,000 shares of Common Stock. The placement agent for such offering received warrants to purchase 160,721 shares of Common Stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of Common Stock in lieu of certain sales commissions and expenses. There can be no assurances that any additional closings of the private placement will take place.

On July 20, 1999, and simultaneously with the first closing of the offering, Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Merger Sub") merged with and into Virologix
Corporation, a Delaware corporation ("Virologix"), the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 999,963 shares of common stock of the Company. The transaction has been accounted for as a purchase.

If and when the Company satisfies all listing requirements, including minimum share price and net equity requirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

                      Liquidity and Capital Resources

As of October 31, 1999 the Company's principal source of liquidity is $1,449,000 of cash and cash equivalents. Working capital as of September 30, 1999 was $1,130,000, representing an increase in working capital of $121,000 as compared to the working capital as of December 31, 1998 of $1,009,000.
The increase in working capital at September 30, 1999 was due to first closing of the offering offset by losses from operations in the first three quarters of 1999.

Since its inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $25,543,000 at September 30, 1999. The Company has funded its operations primarily through private sales of its equity securities, contract research payments from corporate alliances and the 1996 merger of Access Pharmaceuticals, Inc., a private Texas corporation and Chemex Pharmaceuticals, Inc.

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

If prior to the end of January 2000, the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the second quarter of 2000. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

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

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, including the sale of up to an additional $5 million of common stock at a price of $2 per share in the Company's current equity offering, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all or that any additional closings of its current equity offering will occur. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

                            Third Quarter 1999
                               Compared to
                            Third Quarter 1998

Total research spending for the third quarter of 1999 was $349,000, as compared to $481,000 for the same period in 1998, a decrease of $132,000. The decrease in expenses was the result of lower external contract research costs due to the completion of research contracts- $103,000; lower external development costs- $61,000; and lower salary and related costs- $42,000; offset by higher scientific consulting costs- $67,000; and higher other net costs totaling- $7,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to commence additional clinical trials, hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

Total general and administrative expenses were $293,000 for the second quarter of 1999, a decrease of $26,000 as compared to the same period in 1998. The decrease in spending was primarily due to the following: lower salary and related costs- $20,000; lower professional business expenses- $20,000; and other net decreases totaling- $20,000; offset by higher patent costs mainly due to the filing of a new patent- $34,000. If the Company is not successful in raising additional capital, general and administrative spending will be curtailed.

Depreciation and amortization was $84,000 for the second quarter 1999 as compared to $39,000 for the same period in 1998 an increase of $45,000. The increase in amortization is due to amortization of goodwill of $41,000 recorded due to the purchase of Virologix Corporation.

Total operating expenses in the third quarter of 1999 were $726,000 with interest income of 8,000, and interest expense of $3,000 resulting in a loss for the quarter of $771,000 or a $0.13 basic and diluted loss per common share.

                 Nine Months ended September 30, 1999
                              Compared to
                 Nine Months ended September 30, 1998

Research spending for the nine months ended September 30, 1999 was $1,042,000 as compared to $1,417,000 for the same period in 1998, a decrease of $375,000. The decrease in expenses was due to: lower external lab costs due to the completion of research contracts- $412,000; lower external development costs- $62,000; offset by higher scientific consulting costs- $82,000; and other net increases totaling- $17,000. If the Company is successful in raising additional capital, research spending is expected to increase in future quarters as the Company intends to commence additional clinical trials, hire additional scientific management and staff and will accelerate activities to develop the Company's product candidates. If the Company is not successful in raising additional capital, research spending will be curtailed.

General and administrative expenses were $1,205,000 for the nine months ended September 30, 1999, an increase of $136,000 as compared to the same period in 1998. The increase was primarily due to the following: increased business consulting expense primarily due to the issuance of warrants issued in connection with consulting agreements- $249,000; and higher shareholder expenses- $80,000; offset by lower salary and related expenses- $82,000; lower patent expenses- $64,000; lower travel and entertainment expenses- $28,000; and other net decreases totaling- $19,000.

Depreciation and amortization was $177,000 for the nine months ended September 30, 1999 as compared to $169,000 for the same period in 1998, an increase of $8,000. The increase in amortization is due to amortization of goodwill of $41,000 recorded due to the purchase of Virologix Corporation offset by lower depreciation reflecting that some major assets have been fully depreciated.

Accordingly, this resulted in a loss for the nine months ended September 30, 1999 of $2,398,000, or a $0.58 basic and diluted loss per common share.

                            Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

The Company has developed a three-phase program to limit or eliminate Y2K exposures. Phase I involved the identification of those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of the third quarter of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company has completed its Y2K program with the exception of the implementation of one new computer program expected to be operational in December 1999.

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

As of September 30, 1999, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems. Having completed the Phase I and Phase II evaluation, total costs to date are $6,000. We estimate the potential future cost of our internal Y2K compliance programs to be $3,000. The funds for these costs will be part of our current working capital requirements. These costs will be expensed as incurred except for equipment related costs.



                    PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None

ITEM 2   CHANGES IN SECURITIES

On July 20, 1999 the Company sold to 20 individual accredited investors an aggregate of 1,501,000 shares of Common Stock at $2.00 per share. The placement agent for such offering received warrants to purchase 160,721 shares of Common Stock at $2.00 per share in accordance with the offering terms and elected to receive 106,217 shares of Common Stock in lieu of certain sales commissions and expenses. The Company raised an aggregate of $3,002,000 in gross proceeds. The shares issued in the Private Placement have not been registered; however, a registration statement for the resale of such shares is planned to be filed 30 days after the final closing of the Private Placement. The Company relied on Section
4(2) and/or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

Also on July 20, 1999 and simultaneously with the first closing of the private placement, Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Merger Sub") merged with and into Virologix Corporation, a Delaware corporation ("Virologix"), the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 999,963 shares of common stock of the Company. Certain of the shareholders of Virologix signed a six month lockup agreement and others signed a one year lockup. The shares issued in conjunction with the merger have not been registered; however, a registration statement for the resale of such shares is required to be effective on or before January 20, 2000. The Company relied on Section 4(2) and/or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation D as exemptions from the registration thereunder.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
2.2   Agreement of Merger and Plan of Reorganization, dated as
      of February 23, 1999 among the Company, Access Holdings, Inc. and Virologix Corporation (Incorporated by reference to
      Exhibit 2.2 of the Company's Form 8-K filed on August 3,
      1999)
10.18 Sales Agency Agreement
10.19 Registration Rights Agreement
27.1  Financial Data Schedule


Reports on Form 8-K:

On October 4, 1999, the Company filed a Current Report on Form 8-K/A related to Acquisition or Disposition of Assets, amending the Form 8-K reporting such transaction filed August 3, 1999. On February 23, 1999, the Company entered into an Agreement of Merger and Plan of Reorganization, as amended (the "Agreement") with Virologix Corporation, a Delaware corporation ("Virologix"), and Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Merger Sub"). Pursuant to the terms of the Agreement, on July 20, 1999 the Merger Sub merged with and into Virologix, the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 999,963 shares of common stock of the Company. The transaction has been accounted for as a purchase.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCESS PHARMACEUTICALS, INC.



Date: November 15, 1999            By: /s/ Kerry P. Gray
     -------------------               -------------------
                                       Kerry P. Gray
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: November 15, 1999            By: /s/ Stephen B. Thompson
     -------------------               -------------------------
                                       Stephen B. Thompson
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

                Condensed Consolidated Balance Sheets

                                       September 30, 1999  December 31, 1998
                                         -------------       -------------
          ASSETS                          (unaudited)
Current assets
 Cash and cash equivalents                $ 2,026,000         $ 1,487,000
 Accounts receivable                            3,000                   -
 Prepaid expenses and other current assets     31,000              54,000
                                         -------------       -------------
  Total current assets                      2,060,000           1,541,000
                                         -------------       -------------

Property and equipment, at cost             1,016,000           1,007,000
 Less accumulated depreciation
   and amortization                          (880,000)           (780,000)
                                         -------------       -------------
                                              136,000             227,000
                                         -------------       -------------

Licenses, net                                 590,000             425,000

Investments                                   150,000             150,000

Goodwill                                    2,423,000                   -

Other assets                                    8,000               8,000
                                         -------------       -------------
Total assets                              $ 5,367,000         $ 2,351,000
                                         =============       =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses   $   721,000         $   395,000
  Accrued insurance premiums                    4,000              38,000
  Deferred revenues                           155,000                   -
  Current portion of obligations under
    capital leases                             50,000              99,000
                                         -------------       -------------
               Total current liabilities      930,000             532,000
                                         -------------       -------------

Obligations under capital leases, net
  of current portion                                -              24,000
                                         -------------       -------------
               Total liabilities              930,000             556,000
                                         -------------       -------------

Commitments and contingencies                       -                   -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                      -                   -
  Common stock - $.01 par value;
    authorized 20,000,000 shares;
     issued and outstanding, 6,036,582
     at September 30, 1999 and
     3,429,402 at December 31, 1998            60,000              34,000
  Additional paid-in capital               29,920,000          24,906,000
  Deficit accumulated during the
    development stage                     (25,543,000)        (23,145,000)
                                         -------------       -------------
             Total stockholders' equity     4,437,000           1,795,000
                                         -------------       -------------

             Total liabilities and
                stockholders' equity      $ 5,367,000         $ 2,351,000
                                         =============       =============

    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

            Condensed Consolidated Statements of Operations
                              (unaudited)


                                          Three Months ended          Nine Months ended
                                             September 30,               September 30,       February 24, 1988
                                      --------------------------  --------------------------  (inception) to
                                          1999          1998          1999          1998      Sept 30, 1999
                                      ------------  ------------  ------------  ------------  -------------
Revenues
Research and development              $         -   $         -   $         -   $         -   $  2,711,000
Option income                                   -             -             -             -      2,149,000
Licensing revenues                              -             -             -             -        325,000
                                      ------------  ------------  ------------  ------------  -------------
  Total revenues                                -             -             -             -      5,185,000
                                      ------------  ------------  ------------  ------------  -------------

Expenses
Research and development                  349,000       481,000     1,042,000     1,417,000     11,407,000
General and administrative                293,000       319,000     1,205,000     1,069,000      9,532,000
Depreciation and amortization              84,000        39,000       177,000       169,000      1,446,000
Write-off of excess purchase price              -             -             -             -      8,894,000
                                      ------------  ------------  ------------  ------------  -------------
  Total expenses                          726,000       839,000     2,424,000     2,655,000     31,279,000
                                      ------------  ------------  ------------  ------------  -------------

Loss from operations                     (726,000)     (839,000)   (2,424,000)   (2,655,000)   (26,094,000)
                                      ------------  ------------  ------------  ------------  -------------

Other income (expense)
Interest and miscellaneous income          18,000        29,000        37,000        37,000        869,000
Interest expense                           (3,000)       (4,000)      (11,000)      (18,000)      (191,000)
                                      ------------  ------------  ------------  ------------  -------------
                                           15,000        25,000        26,000        19,000        678,000
                                      ------------  ------------  ------------  ------------  -------------

Loss before income taxes                 (711,000)     (814,000)   (2,398,000)   (2,636,000)   (25,416,000)

Provision for income taxes                      -             -             -             -        127,000
                                      ------------  ------------  ------------  ------------  -------------

Net loss                              $  (711,000)  $  (814,000)  $(2,398,000)  $(2,636,000)  $(25,543,000)
                                      ============  ============  ============  ============  =============

Basic and diluted loss per
  common share                            $ (0.13)      $ (0.24)      $ (0.58)      $ (1.10)
                                      ============  ============  ============  ============

Weighted average basic and diluted
  common shares outstanding             5,469,021     3,322,668     4,116,746     2,393,068
                                      ============  ============  ============  ============


        The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                   Nine Months ended September 30, February 24, 1988
                                     ----------------------------  (inception) to
                                           1999           1998     September 30, 1999
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $(2,398,000)  $(2,636,000)  $(25,543,000)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Warrants issued in payment of
    consulting expense                     296,000             -        865,000
  Research expenses related to
    common stock granted                         -         9,000        100,000
  Depreciation and amortization            177,000       169,000      1,446,000
  Deferred revenue                         155,000             -         45,000
  Licenses                                (100,000)            -       (100,000)
  Change in operating assets and
    liabilities:
   Accounts receivable                      (3,000)        1,000         (4,000)
   Prepaid expenses and other
    current assets                          23,000        39,000        (32,000)
   Other assets                                  -         2,000         (6,000)
   Accounts payable and
    accrued expenses                      (142,000)     (145,000)        (2,000)
                                       ------------  ------------  -------------
Net cash used in operating activities   (1,992,000)   (2,561,000)   (14,337,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                       (3,000)       (4,000)    (1,171,000)
 Sales of capital equipment                      -             -         15,000
 Purchase of Virologix                    (102,000)            -       (102,000)
 Purchase of Tacora, net of cash acquired        -             -       (124,000)
 Other investing activities                      -       (50,000)      (150,000)
                                       ------------  ------------  -------------
Net cash used in investing activities     (105,000)      (54,000)    (1,532,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable               (80,000)            -        641,000
 Payments of principal on obligations
   under capital leases                    (73,000)     (149,000)      (700,000)
 Cash acquired in merger with Chemex             -             -      1,587,000
 Proceeds from stock issuances, net      2,789,000     4,556,000     16,367,000
                                       ------------  ------------  -------------
Net cash provided by
  financing activities                   2,636,000     4,407,000     17,895,000
                                       ------------  ------------  -------------

Net increase in cash and cash
  equivalents                              539,000     1,792,000      2,026,000

Cash and cash equivalents at
  beginning of period                    1,487,000       438,000              -
                                       ------------  ------------  -------------

Cash and cash equivalents at
  end of period                        $ 2,026,000   $ 2,230,000   $  2,026,000
                                       ============  ============  =============

Cash paid for interest                 $    11,000   $    18,000   $    188,000
Cash paid for income taxes                       -             -        127,000

Supplemental disclosure of noncash
  transactions
 Payable accrued for fixed asset
  purchase                             $         -   $         -   $     47,000
 Elimination of note payable to Chemex
   Pharmaceuticals due to merger                 -             -        100,000
 Stock issued for license on patents             -             -        500,000
 Equipment purchases financed through
   capital leases                                -             -         82,000
 Net liabilities assumed in acquisition
   of Tacora Corporation                         -             -        455,000
 Net liabilities assumed in acquisition
   of Virologix Corporation                362,000             -        362,000


      The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

            Notes to Condensed Consolidated Financial Statements
               Nine Months Ended September 30, 1999 and 1998
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations for the three and nine months ended and cash flows for the nine months ended September 30, 1999 and 1998 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1998 contains financial information taken from the audited financial statements as of that date.

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

If prior to the end of January 2000 the Company is unsuccessful in raising additional capital on acceptable terms, the Company would be required to curtail research and development and general and administrative expenditures so that working capital would cover reduced operations into the second quarter of 2000. There can be no assurance, however that changes in the Company's operating expenses will not result in the expenditure of such resources before such time. If the Company is unable to raise additional capital in the near term, it may be forced to suspend operations.

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

The Company intends to seek additional funding through research and development or licensing arrangements with potential corporate partners, public or private financing, including the sale of up to an additional $5 million of common stock at a price of $2 per share in the Company's current equity offering, or from other sources. The Company does not have any committed sources of additional financing and there can be no assurance that additional financing will be available on favorable terms, if at all or that any additional closings of its current equity offering will occur. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

The Independent Auditor's Report on the Company's 1998 consolidated financial statements included an emphasis paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

(3)   Private Placement

The Company has engaged an investment bank to assist the Company in raising funds to support the Company's research and development activities, working capital requirements, acquisitions of complementary companies or technologies and general corporate purposes. On July 20, 1999, with the assistance of the investment bank, the Company completed the first closing of an offering of up to $8 million of common stock at a per share price of $2.00 (the offering), receiving gross proceeds of $3.0 million in such first closing, less issuance costs of $213,000, from the private placement of 1,500,000 shares of Common Stock. The placement agent for such offering received warrants to purchase 160,721 shares of Common
Stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of Common Stock in lieu of certain sales commissions and expenses. There can be no assurances that any additional closings of the private placement will take place.

If and when the Company satisfies all listing requirements, including minimum share price and net equity equirements, the Company intends to submit an application for listing on NASDAQ or an alternate exchange. There can be no assurances that the Company will be listed on NASDAQ or an alternate exchange.

(4)   Merger

On July 20, 1999 and simultaneously with the first closing of the offering, Access Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Merger Sub") merged with and into Virologix Corporation, a Delaware corporation ("Virologix"), the separate existence of the Merger Sub ceased, and Virologix became a wholly-owned subsidiary of the Company and each outstanding share of Virologix' common stock was converted into 0.231047 shares of the Company's common stock, representing 999,963 shares of common stock of the Company. The transaction has been accounted for as a purchase.

The following table reflects unaudited consolidated pro forma results of operations of Access and Virologix on the basis that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods.

                        Three months ended              Nine months ended
                         September 30,                     September 30,
                      -------------------------      ------------------------
                         1999            1998              1999        1998
                      -----------    -----------     -----------   ----------
Revenue                $       -      $       -       $       -     $      -
Net loss                    (731)        (1,032)         (2,738)      (3,302)
Basic and diluted
  net loss per share   $   (0.12)     $   (0.17)      $   (0.45)    $  (0.66)