Form 10-K
period 1999-12-31
ACCESS PHARMACEUTICALS INC
filed 2000-03-30
CIK 318306

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                  or
/ / Transition Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                     Commission File Number 0-9314

                       ACCESS PHARMACEUTICALS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                83-0221517
---------------------------              ---------------------------
 (State of Incorporation)                (I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX             75207
---------------------------------------------         ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code: (214) 905-5100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, One Cent ($0.01)
    Par Value Per Share                   American Stock Exchange
------------------------------           -------------------------
    (Title of Class)                     (Name of each exchange on
                                            which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.    Yes /x/ No
                                                                ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 28, 2000 was approximately $68,387,000.

As of March 28, 2000 there were 10,946,433 shares of Access Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                                PART I

ITEM 1.   BUSINESS

Access Pharmaceuticals is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology, and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner Block Drug Company, or Block, is marketing in the United States Aphthasol TM, the first FDA-approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed the rights to amlexanox for the treatment of canker sores from Block for certain countries excluding the U.S. and the worldwide rights for certain additional indications including mucositis and oral diseases.

Recent Developments

On March 28, 2000, our application for listing on the American Stock Exchange, or AMEX was approved and we began trading on AMEX on March 30, 2000 under the symbol AKC.

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private offering, receiving gross proceeds of $12.0 million, less issuance costs of approximately $89,500, at a per share price of $2.50, from the private placement of 4,800,000 shares of common stock. The placement agent for the offering received warrants to purchase 459,806 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to receive approximately 520,000 shares of common stock in lieu of certain sales commissions and expenses.

On February 25, 2000, we signed licensing agreements granting
Mipharm S.p.A. marketing and manufacturing rights for amlexanox for numerous indications including the prevention and treatment of canker sores and mucositis, oral lichen planus and atopic dermatitis. These agreements cover Italy, Switzerland, Turkey and Lebanon. Under the terms of these agreements, Mipharm will make an equity investment in us, pay upfront licensing fees, make milestone payments and we will receive a percentage of the product sales made in the territory. Mipharm will have the option to license other product developments in the fields of dermatology and gynecology in the territory.

On July 20, 1999, Access Holdings, a Delaware corporation and our wholly-owned subsidiary, merged with and into Virologix Corporation, a privately held Delaware corporation focused on the development of product candidates for the prevention and treatment of viral diseases, including HIV. Upon the consummation of the merger, the separate existence of Access Holdings ceased, Virologix became our wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into 0.231047 shares of our common stock, representing 999,963 shares of our common stock.

Business

We are an emerging pharmaceutical company developing drug delivery systems and advanced polymer technology for application in cancer treatment, dermatology and oral diseases. In addition, we have developed a drug to treat canker sores that was sold to Block and which Block currently is marketing in the United States under the name
Aphthasol TM, subject to a royalty agreement with us. Our lead compounds and the potential markets for those compounds are as follows.

Marketed Product

Amlexanox 5% Paste (Aphthasol TM)

This product currently is the only compound approved by the FDA for the treatment of canker sores. Independent market research sponsored by us indicates that more than 7 million patients visit doctors or dentists per year in the United States with complaints of canker sores. Current estimates indicate that approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim that their canker sores recur.

Currently, we are conducting a study in Ireland to determine if the application of amlexanox 5% paste at the first sign or symptom of canker sores can abort ulcer formation or further accelerate healing. If these results confirm that early application of the product can improve treatment, this will provide a major marketing opportunity to expand usage of the product and to attract sufferers of canker sores to contact medical practitioners to request the product.

In 1995, we sold our rights to amlexanox to Block, subject to a retained royalty. On June 8, 1998, we entered into an agreement to license these rights back from Block for certain international markets. Pursuant to this agreement, we announced on August 18, 1998 that we signed a License Agreement for the United Kingdom and Ireland with Strakan Limited, or Strakan, to license amlexanox for the treatment of canker sores.
Under the terms of this agreement, Strakan will be responsible for and will bear all costs associated with the regulatory approval process for amlexanox in the United Kingdom and the European Union, will pay milestones based on cumulative sales revenue and will pay a royalty on sales of amlexanox. We also announced that Strakan has filed a product license application for amlexanox 5% paste for treatment of canker sores with regulatory authorities in the United Kingdom. We anticipate that the amlexanox 5% paste product will be registered throughout Europe in early 2000. Product registrations have been submitted in additional markets including Canada.

An international outlicensing program for amlexanox is ongoing. In addition to the agreement with Strakan, licensing agreements have been signed with Meda for Scandinavia, the Baltic states and Iceland; Laboratorios Esteve for Spain, Portugal and Greece; Mipharm for Italy, Switzerland, Turkey and Lebanon; and, a letter of intent has been signed with Paladin Laboratories for Canada.

Products in Development Status

Polymer Platinate (AP 5280)

Chemotherapy, surgery and radiation are the major components in the clinical management of cancer patients. Chemotherapy is usually the primary treatment of hematologic malignancies, which cannot be excised by surgery. Chemotherapy is increasingly used as an adjunct to radiation and surgery to improve their effectiveness and serves as the primary therapy for some solid tumors and metastases. For chemotherapeutic agents to be effective in treating cancer patients, however, the agent must reach the target cells in effective quantities with minimal toxicity in normal tissues.

The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens that they can tolerate and clinicians attempt to design a combination of chemotherapeutic drugs, a dosing schedule and a method of administration to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells. Notwithstanding clinicians' efforts, most current chemotherapeutic drugs have significant limitations that limit the efficacy of chemotherapy. For example, certain cancers are inherently unresponsive to chemotherapeutic agents. Alternatively, other cancers may initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy and the resistant cells may survive and cause a relapse. Serious toxicity, including bone marrow suppression or irreversible cardiotoxicity, is another limitation of current anti-cancer drugs that can prevent their administration in curative doses.

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $800 million. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug delivery goal therefore is to enhance delivery of the drug to the tumor and minimize the amount of drug affecting normal organs in the body.

Polymer Platinate is a chemotherapeutic agent that we believe has the potential to have significantly superior effectiveness in treating numerous cancers compared to existing platinum compounds. Our patented
Polymer Platinate product seeks to achieve this goal by attaching a large polymer to a small platinum molecule. This method exploits the usually leaky or hyperpermeable nature of the cells that line the walls of blood vessels that feed tumors by allowing the large Polymer Platinate molecule to enter the tumor in preference to other tissue, which do not have leaky or hyperpermeable blood vessels. In addition, the capillary/lymphatic drainage system of tumors is not well developed and limited, so the drug gets trapped in the tumor. This dual effect is called enhanced permeability and retention, or EPR. In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug circulates within the body, thereby reducing toxicity. The proposed mechanism of how

Polymer Platinate is taken up by tumor cells bypasses known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

In animal models, our Polymer Platinate has delivered up to 70 times the amount of platinum to tumors compared with cisplatin, the standard platinum formulation, at the maximum tolerated dose. Our Polymer
Platinate was approximately as effective in inhibiting tumor growth as cisplatin alone at doses up to 10 times less toxic. In terms of dosing, in animal studies, up to 70 times more platinum has been injected using our Polymer Platinate, which could be clinically significant as platinum has a steep dose response curve. Consequently, clinical outcome could be greatly improved as a result of the ability to deliver additional amounts of the drug to the tumor.

We have developed the Polymer Platinate AP5280 clinical formulation, defined the manufacturing and analytical methods and commenced the production of Good Manufacturing Practice, or GMP, material for clinical trials. We are aggressively moving this project toward clinical development, with GLP toxicology studies initiated, which is the major preclinical activity remaining to be completed. We plan to commence human clinical trials for our Polymer Platinate in the second quarter 2000.

OraDisc TM  (Amlexanox)

We, in conjunction with Atrix Laboratories, are working to develop a mucoadhesive disc that adheres to the canker sores and slowly erodes over time locally releasing the drug.

The OraDisc TM formulation is potentially an improved delivery vehicle for the oral delivery of amlexanox which potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth, that is, applying the drug and keeping it in place over time.

The first GMP production of the amlexanox disc has been completed. A clinical study to evaluate this product in oral wound healing was completed in early December with positive results.

A significantly larger GMP production batch to produce material for the planned clinical studies, to evaluate this formulation for both the prevention and treatment of canker sores has been completed. The prevention study has commenced in Europe and the treatment study will commence in the second quarter 2000. We have developed two clinical trial protocols for the OraDisc TM development program and engaged the clinical site that will perform the major portion of the clinical trials.

Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

An Investigational New Drug Application has been filed with the FDA and clinical studies are scheduled to commence in the United States in the second quarter 2000.

OraRinse TM  (Amlexanox)

We signed in 1998 a license agreement with Block for the rights to develop amlexanox for use in chemotherapy and radiation induced mucositis. Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that affects an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. Any treatment that would accelerate healing and/or diminish the rate of appearance would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. We believe amlexanox could provide a clinical benefit in treating and preventing this condition because of the clinical similarities of mucositis to canker sores for which amlexanox has proven efficacy and the positive results achieved in the oral wound healing study.

An IND has been filed with the FDA and a Phase II protocol developed to investigate a mouthwash formulation for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation and chemotherapy. This study has commenced in the first quarter of 2000.
Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. We plan to enroll approximately 60 patients in the initial study which will be performed at multiple sites throughout the United States. Results of this study will direct the future clinical development plans for OraRinse TM.

Amlexanox Cream

We are currently generating and assembling the data for an IND submission to the FDA for amlexanox cream for the treatment of atopic dermatitis, a condition which is prevalent in 3% of the adult population and 10% of the pediatric population. We anticipate that this filing will be made in the second quarter 2000. We plan to commence a Phase II clinical study in the first half of 2000, and we anticipate completion of this study by year-end 2000.

Amlexanox Gel

Development work on formulating a mucoadhesive gel is currently ongoing. The objective of this project is to develop an aqueous based mucoadhesive gel. Alcohol based products cause local irritation and stinging which is undesirable for the indication being evaluated. A pilot formulation has been developed and we anticipate that this work will be concluded in the second quarter 2000.

During the first half of 2000, manufacture of clinical trials material and the filing of an IND are expected to be completed. We plan to evaluate this formulation for the treatment of oral lichen planus, a chronic condition afflicting up to 2% of the population. The clinical study is planned to commence in the second half of 2000.

Residerm RTM A (Zinc Clindamycin)

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention of the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes.

The first zinc drug that we are developing, in conjunction with Strakan, our licensing partner, is Zinc Clindamycin for the treatment of acne. This drug is currently in a pivotal Phase III study in Europe. Topical acne drugs constitute an approximately $700 million per year market and Clindamycin is a widely prescribed drug for the treatment of acne. We believe that the addition of zinc potentially could increase the effectiveness of Clindamycin through the reservoir effect of zinc, the activity of zinc and Clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance.

The Phase III study of Residerm RTM A is designed to determine whether Residerm RTM A is superior to treatment with the market leading Clindamycin containing product. A sub-group of the study will be evaluated to determine if Residerm RTM A is effective in overcoming bacterial resistance to standard Clindamycin therapy, and whether this factor contributes to a favorable clinical outcome. In the Phase II study of Residerm RTM A, the drug was significantly superior to standard Clindamycin therapy with respect to the development of oily skin, a benefit which will be further examined in Phase III.

We anticipate that the European Phase III clinical trial program will be completed in 2000. The successful completion of the Phase III trial will be the basis for a Product License Application to be filed with a European Regulatory Authority. This filing is scheduled to occur within 12 months, which may result in a product approval in 2001.

We believe that our zinc technology could provide a broad development platform for improved delivery of many topically applied products. We are currently evaluating zinc complexed with vitamin D and retanoids.

We have entered into a license agreement with Strakan relating to our zinc technology. Strakan has agreed to fund the development costs of Zinc clindamycin and any additional compounds developed utilizing the zinc patent, and we will share equally in all milestone payments received from the sublicensing of the compound. In addition, we will receive a royalty on sales of products based on this technology.

Bioerodeable Hydrogel Technology

We have submitted a patent application for our bioerodeable hydrogel technology, which will be our internal development focus once Polymer Platinate AP5280 has entered clinical development. A number of possible drug delivery systems can be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be taken orally or implanted.

Viral Disease Technology

We acquired our viral disease technology through our acquisition of Virologix. This technology is targeted for the prevention and treatment of viral diseases, including HIV. These compounds target a critical enzyme involved in viral infection and replication. Analogous to reverse transcriptase and protease inhibitors that have shown effectiveness against HIV. A Phase I/II study will be designed to study this product candidate in HIV patients. Positive clinical data would provide important validation for this new class of HIV therapeutics. We also have development programs in HTLV type I and II infection, and other applications of the proprietary technology being used in the HIV therapeutic program. We acquired a part of this technology through a licensing agreement with the National Institutes of Health.

Other Technology

We own additional patented advanced polymer technologies designed to deliver drug in response to specific diseases or take advantage of biological mechanisms. These technologies are designed to provide our next advanced drug delivery product development candidates.

Drug Development Strategy

A part of our integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We have signed agreements with The University of Kentucky for the formulation of an amlexanox gel, Strakan for the delivery of topical therapeutic agents which exploit our zinc patent and Atrix Laboratories for mucoadhesive polymer formulations of amlexanox. Additionally, our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

Our strategy is to initially focus on utilizing our technology in combination with approved drug substances to develop novel patentable formulations of existing therapeutic and diagnostic products. We believe that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development and plan to outlicense to, or co-develop with, marketing partners our current product candidates to finance the later clinical development phases.

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development, initial process scale up and project management to maximize product opportunities in a timely manner. We will, however, contract the manufacturing scaleup, preclinical testing and product production to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

Consequently, we expect to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion of effective drug delivery is to control and optimize the localized release of drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems, and others are based on a physical erosion process for delivering active product into the systemic circulation over time with the objective of improving patient compliance. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity.

We believe that our drug delivery technology platforms are differentiated from conventional drug delivery systems in that they seek to apply a disease specific approach to improve the drug delivery process with polymer carrier formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products. This is achieved by utilizing Bio Responsive TM Polymers as novel drug delivery solutions to match the specific physical properties of each drug with the biological characteristics of each disease and targeting sites of disease activity. We believe that the ability to achieve physiological triggering of drug release at the desired site of action could enable our Bio~Responsive TM Polymers to potentially have broad therapeutic applications in the site specific delivery of chemotherapeutic agents in cancer, infection, inflammation, drugs for other autoimmune diseases, proteins, peptides and gene therapy.

Bio~Responsive TM Polymers mimic the natural transport mechanisms in the body which are involved in the localized delivery of biological mediators and cellular trafficking. We use a multi-faceted approach through the use of both natural carbohydrates and synthetic polymers. Access' central focus is to use Bio~Responsive TM Polymer systems that can respond to normal biochemical or disease-induced signals to localize drug carrier and release drug in a highly selective fashion. These polymeric drug carriers can be applied to a wide range of drug molecules including proteins and nucleotides and can be engineered to control pharmacokinetics and body distribution, site-selectivity, site-release of drug and drug clearance from non-target sites.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms take advantage of the following biological mechanisms to improve drug delivery:

* disease specific carbohydrate recognition by vascular endothelial cells and underlying tissue; and

*  enhanced permeability and retention in tumors.

Carbohydrate Polymer Drug Delivery Technology

Our carbohydrate polymer drug delivery technology exploits specific changes in the vascular endothelium that occur during disease processes. These carriers mimic disease-specific, carbohydrate recognition by vascular endothelium cells and underlying tissue. It has been well established that white blood cells can recognize, target and permeate disease sites by means of surface carbohydrates which bind to cytokine-induced endothelium plus underlying tissue and cells. A number of receptors on the endothelium and on underlying tissue are known to bind sulfated glycosaminoglycans, such as heparin and dermatan sulfate. We have developed glycosaminoglycan carriers to selectively image and treat diseases involving the neovascular endothelium. We believe that our glycosaminoglycan technology has broad potential in a number of therapeutic applications including cancer, inflammation and infection.

Synthetic Soluble Polymer Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer, hydroxypropylmethacrylamide, designed to be used to exploit enhanced permeability and retention, or EPR, in tumor cells and control drug release. Many solid tumor cells possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose per gram in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells.
Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. The drug is released inside the tumor mass while polymer/drug not trapped in tumors is renally cleared from the body. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, cisplatin.

Topical Delivery Technology

We have granted a license to Strakan for the development of compounds that utilize our zinc technology. The use of zinc ions produces a reservoir of drug in the skin to increase the effectiveness of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systemic circulation. This latter factor is especially important in order to minimize unwanted side-effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one which can rapidly penetrate the skin and produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by complexing of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This "reservoir effect" is defined as an enhancement of the skin or membrane's ability to both absorb and retain pharmacological agents, that is:

*  to increase skin or membrane residence time;

*  to decrease drug transit time; and

*  to reduce transdermal flux.

A number of compounds are known to enhance the ability of pharmacologically active agents to penetrate the skin, but have the disadvantage of allowing rapid systemic dispersion away from the site of disease. Many topical agents, such as the retinoids used in the treatment of acne, and methotrexate, used in the treatment of psoriasis, are systemically toxic. There is, therefore, a need for a method of enhancing the ability of such agents to penetrate the skin so that a lesser total dosage may be used, while at the same time their ability to move from the skin to the systemic circulation is minimized.

Bioerodeable Hydrogels

Our scientists have developed a novel series of bioerodeable hydrogels which have the potential to be utilized in a number of drug delivery applications as well as several non-pharmaceutical applications. Hydrogels are very large molecules with complex three-dimensional structures capable of storing either small molecule drugs or much larger peptide and protein therapeutics. These molecules are stored within the matrix of the hydrogel. Most hydrogels are not bioerodeable, therefore they deliver their payload of drug by diffusion of these molecules through the interconnecting chambers of the hydrogel. Once all the drug has been delivered, non-bioerodible hydrogels remain in the body (unless surgically removed) as they cannot be broken down and eliminated. By comparison, the Access hydrogels possess bioerodeable linking groups with well defined rates of degradation in biological systems, and so release their payload of drugs by both diffusion and erosion of the gel. By selecting linkers with appropriate degradation rates, much greater control of drug release rates can be achieved. Once the drug has been released, erosion of the hydrogel continues until no solid hydrogel remains, eliminating the need to use an additional procedure to remove the drug delivery device. The hydrogel erodes to form much smaller water-soluble fractions which are readily eliminated from the body.

A number of possible drug delivery systems can be made using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be taken orally or implanted. We have filed a U.S. patent application relating to this technology.

Research Projects, Products and Products in Development


                            ACCESS DRUG PORTFOLIO

                                                                     Clinical
Compound                     Originator Indication     FDA Filing    Stage (1)
--------                     ---------- ----------     -----------  -----------
Cancer
------
Polymer Platinate (AP5280)(9) Access    Anti-tumor     Development  Pre-Clinical

OraRinse TM Amlexanox (2)     Takeda    Mucositis      IND          Phase II

Topical Delivery
----------------
Amlexanox (3)(CHX-3673)       Takeda    Oral ulcers    FDA Approved Completed

OraDisc TM  Amlexanox (6)
Biodegradable Polymer Disc    Takeda    Oral Ulcers    CTX (5)      Phase II/III

Residerm RTM A
Zinc Compound (4)             Access    Enhancing drug CTX (5)      Phase III
                                        penetration
                                        and retention
                                        in the skin
                                        (acne)

Amlexanox Cream (6)           Takeda    Atopic         Development  Pre-Clinical
                                        Dermatitis

Amlexanox Gel (6)             Takeda    Oral Lichen    Development  Pre-Clinical
                                        Planus

Antiviral
---------
Anti viral compound (7)(8)    NIH       HIV            Development  Pre-Clinical

Anti viral compound (8)       Access    HTLV type I    Development  Pre-Clinical
                                        and II
                                        infection


(1) For more information, see "Government Regulation" for description of clinical stages.

(2)  Licensed from Block subject to milestone payments.

(3) Sold to Block. Subject to a Royalty Agreement. International rights (except Japan and Israel) licensed from Block subject to royalty and milestone payments.

(4)  Licensed to Strakan.

(5)  United Kingdom equivalent of an IND.

(6)  Licensed from Block subject to royalty and milestone payments.

(7)  Licensed from NIH subject to royalty and milestone payments.

(8)  Licensed from The Rockefeller University

(9)  Licensed from the London School of Pharmacy, The University of London

We begin the product development effort by screening and formulating potential product candidates, selecting an optimal active and formulation approach and developing the processes and analytical methods. Pilot stability, toxicity and efficacy testing are conducted prior to advancing the product candidate into formal preclinical development. Specialized skills are required to produce these product candidates utilizing our technology. We have a core internal development capability with significant experience in these formulations.

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. We do not plan to have an extensive clinical development organization as we plan to have this process conducted by a development partner.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $1,608,000, $1,756,000 and $2,433,000 on research and development during the years 1999, 1998 and 1997, respectively.

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our broad intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patent protection for products under development and for new discoveries. Patent applications are filed with the U.S. Patent and Trademark Office and, when appropriate, with the Paris Convention's Patent Cooperation Treaty (PCT) Countries (most major countries in Western Europe and the Far East) for our inventions and prospective products.

One U.S. and two European patents have issued and one European patent is pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. These patents cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic pharmacologically active agents. These patents also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

We acquired in 1998 the license to one U.S. and one European patent application for polymer platinum compounds through our acquisition of Tacora. This patent and application are the result of a collaboration with The School of Pharmacy, University of London, from which the technology has been licensed. This patent and application includes a synthetic polymer, hydroxypropylmethacrylamide, that can be used to exploit enhanced permeability and retention in tumors and control drug release. This patent and application include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which accumulates at a tumor site. This patent and application also include methods for improving the pharmaceutical properties of platinum compounds. Recently a provisional patent application has been filed to cover additional discoveries related to the linking of polymers to platinum compounds.

We hold U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Nine patents have issued commencing in 1990, eight
U.S. and one European, and an additional four patent applications are pending, one U.S. and three European. These patents and applications relate to the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selectins, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

We have filed one U.S. patent application for our bioerodeable hydrogel technology. A number of possible drug delivery systems can be made using the Access bioerodeable hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be taken orally or implanted.

Through our Virologix subsidiary, we have two patents licensed from the National Institute of Health, or NIH, and four additional U.S. patent applications licensed from the Rockefellar University for our viral disease technology for the prevention and treatment of viral diseases including HIV. The licensed patents' compounds target a critical enzyme involved in viral infection and replication. The other patents include vaccines in HTLV type I and II infection, and other applications of the proprietary technology being used in the HIV therapeutic program.

Under our various license agreements with Block, we have the worldwide rights for the use of amlexanox for the treatment of mucositis in patients undergoing chemotherapy and radiation treatment for cancer, and the worldwide rights excluding Japan, the United States and Israel for the use of amlexanox for oral and dermatological use. Block has the rights to market any product developed for oral or dermatological use in the U.S.

We have a strategy of maintaining an ongoing line of continuation applications for each major category of patentable carrier and delivery technology. By this approach, we are extending the intellectual property protection of our basic targeting technology and initial agents to cover additional specific carriers and agents, some of which are anticipated to carry the priority dates of the original applications.

Government Regulation

We are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by other federal and state agencies as well as comparable agencies in foreign countries where registration of products will be pursued. Although a number of our formulations incorporate extensively tested drug substances, because the resulting formulations make claims of enhanced efficacy and/or improved side effect profiles, they are expected to be classified as new drugs by the FDA.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern the testing, manufacturing, safety, labeling, storage, shipping and record keeping of our products. The FDA has the authority to approve or not approve new drug applications and inspect research and manufacturing records and facilities.

Among the requirements for drug approval and testing is that the prospective manufacturer's facilities and methods conform to the FDA's Code of Good Manufacturing Practices regulations, which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, and the FDA approval of a NDA prior to commercial sale.

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

The process of doing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period. In some cases, tests may have to be redone or new tests instituted to comply with FDA requests. Review by the FDA may also take a considerable time period and there is no guarantee that an NDA will be approved. Therefore, we cannot estimate with any certainty the length of the approval cycle.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain development projects for products to treat or prevent certain diseases targeted by us, the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

We believe that the principal current competitors to our polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. We believe that our technology potentially represents a significant advance over these older technologies because our technology provides a system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to other technologies.

A number of companies are developing or may in the future engage in the development of products competitive with the Access delivery system. Currently, liposomal formulations being developed by Nexstar, The Liposome Company and Sequus Pharmaceuticals, a subsidiary of
Alza Corporation, are the major competing intravenous drug delivery formulations which deliver similar drug substances. A number of companies are developing or evaluating enhanced drug delivery systems. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve similar if not identical advantages.

Products developed from the Residerm R technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Residerm A, which is the first product being developed utilizing the Residerm RTM technology, would compete with products including Benzamycin, marketed by a subsidiary of Rhone-Poulenc Rorer; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Even if our products are fully developed and receive required regulatory approval, of which there can be no assurance, we believe that our products can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area. Consequently, we do not currently plan to establish an internal marketing organization. By forming strategic alliances with major and regional pharmaceutical companies, management believes that our development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace.

Employees

As of March 28, 2000, we had 13 full time employees, five of whom have advanced scientific degrees. We believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including regulatory affairs, toxicology, process scale-up and preclinical testing.

Risk Factors

With the exception of the historical information contained herein, the discussions herein contain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, that involve risks and uncertainties. Our actual results could differ from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks discussed below as well as those discussed elsewhere herein and in documents incorporated herein by reference.

We have experienced a history of losses and we expect to incur future losses.

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $26.5 million through December 31, 1999. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop target candidates and from the associated administrative costs.
We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase substantially due to expanded research and development efforts and preclinical and clinical trials.

We do not have significant operating revenue and we may never attain profitability.

Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of our amlexanox products to date and we may not receive significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, market and obtain required regulatory approvals for any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, market and obtain required regulatory approvals for additional products, we may not receive revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and we cannot assure you that we will be able to establish any such relationships on terms acceptable to us. We cannot assure you that we will achieve or maintain profitability in the future and our failure to receive significant revenues or to achieve profitable operations would impair our ability to sustain operations.

We may not successfully commercialize our drug candidates.

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies.
These risks include the possibilities that some or all of our drug candidates will be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug candidates, if safe and effective will be difficult to develop into commercially viable drugs or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude us from marketing such drugs; or that third parties will market superior or equivalent drugs. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, operating results and financial condition.

The success of our research and development activities, upon which we primarily focus, is uncertain.

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow the research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

We may be unable to obtain necessary additional capital to fund operations in the future.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for up to three years, we may need to raise substantial additional capital during that period because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of our research and development and collaboration programs, the timing and results of preclinical trials, our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us, the technological advances and activities of competitors and other factors. We intend to seek additional funding through additional equity offerings or collaborative or other arrangements with corporate partners. We cannot assure you, however, that any such equity offerings will occur, or that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If we do raise additional funds by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. Alternatively, we may seek to raise additional funds through borrowing. As a non-revenue producing company, however, we are unable to obtain standard credit arrangements, and it is therefore likely that if we were to raise additional funds through borrowing, we would be forced to accept unfavorable terms. Furthermore, there can be no assurance that any credit arrangement would be available at all. If adequate funds are not available to us through additional equity offerings or borrowing, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

The success of our business may depend, in part, upon relationships with other companies.

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, if we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish additional collaborative arrangements or license agreements as we may deem necessary to develop and commercialize our potential pharmaceutical products on acceptable terms, and our collaborative arrangements or license agreements may be unsuccessful. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

We may depend upon contract manufacturers to assist us with the commercialization of any new products that we may develop.

We have no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop, so we intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the U.S. Food and Drug Administration, or FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.

Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. We cannot assure when we, independently or with our collaborative partners, might submit a New Drug Application, or NDA, for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. We cannot assure you that the FDA or other regulatory approvals for any drug candidates will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for our drug candidates are obtained, we, or our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

Our ability to successfully commercialize new products will be subject to the uncertainty associated with preclinical and clinical testing.

Before obtaining regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. We cannot assure you that preclinical or clinical trials of any future drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans or animals which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and could cause our business, operating results and financial condition to suffer. For more information, see "Business-
Government Regulation."

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain complete insurance coverage.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests
or marketed to the public.   We have product liability insurance for drug
candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, however, if available at all, and we cannot assure you that in the future we will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.

Our research and development processes involve the controlled use of hazardous materials. We are subject to a variety of federal, state and local governmental laws and regulations related to the use, manufacture, storage, handling and disposal of such material and certain waste products. Although we believe that our activities and our safety procedures for storing, using, handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, we cannot assure you that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Intense competition may limit our ability to successfully develop and market commercial products.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have and employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than us or our collaborative partners. We cannot assure you that our competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than us in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. We cannot assure you that drugs resulting from our research and development efforts or from our joint efforts with collaborative partners will be able to compete successfully with our competitors' existing products or products under development.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of our drug candidates will depend substantially on reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. We cannot assure you that reimbursement in the United States or elsewhere will be available for any drugs that we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our drugs, thereby adversely affecting our business. If reimbursement is not available or is available only to limited levels, we cannot assure you that we will be able to obtain collaborative partners to commercialize our drugs, or be able to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

Any pharmaceutical products that we successfully develop may not be accepted by the market.

The drugs that we are attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.

Lower prices for pharmaceutical products may result from:

* third-party payers' increasing challenges to the prices charged for medical products and services;

* the trend toward managed health care in the United States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

* legislative proposals to reform healthcare or reduce government insurance programs.

The cost containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could limit our ability to profitably sell any drugs that we may successfully develop. Moreover, any future legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement, may cause our business to suffer.

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Although Access is either the owner or licensee of technology to 13 U.S. patents and to 7 U.S. patent applications now pending, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us.
Furthermore, we cannot assure you that any rights we may have under issued patents will provide us with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer. The loss of the services of one or more of these individuals could seriously impede our success. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few individual investors.

Howard P. Milstein and Richard Stone currently beneficially own approximately 5.7% and 6.5% respectively, of our issued and outstanding common stock. Mr. Milstein and Mr. Stone have signed lock-up agreements for 71,922 and 81,877 shares, respectively, and have agreed not to sell any of these shares of our common stock until July 20, 2000. The remainder of their shares are subject to Rule 144. For more information, see "Certain Relationships and Related Transactions."

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders.

Provisions of our Certificate of Incorporation and By-laws may make it more difficult for a third party to acquire control of our company, even if a change of in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock.

Substantial sales of our common stock could lower our stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. Currently, a significant percentage of the outstanding shares of our common stock are unrestricted and freely tradable or tradable under Rule 144. Shareholders holding approximately 650,000 shares of our common stock will become eligible to sell such shares on January 11, 2001 and additional shareholders holding approximately 533,000 shares of our common stock will become eligible to sell such shares on July 20, 2000.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may, " "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this confidential private placement memorandum to conform such statements to actual results.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 9,100 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in November 2002. However, we have an option for early termination. Adjacent space is available for expansion which we believe would accommodate growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

On March 28, 2000, our application for listing on the American Stock Exchange, or AMEX was approved and we began trading on AMEX on March 30, 2000 under the symbol AKC. From February 1, 1996 through March 29, 2000, our common stock traded on the OTC Bulletin Board under the trading symbol AXCS. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the OTC Bulletin Board for our past two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             Common Stock
                                           -----------------
                                            High       Low
                                           -------   -------
Fiscal Year Ended December 31, 1999
-----------------------------------
First quarter                               $ 3-5/8   $ 2-17/64
Second quarter                                4-1/16    1-7/8
Third quarter                                 2-5/16    1-7/16
Fourth quarter                                2-3/8     1-1/8

Fiscal Year Ended December 31, 1998
-----------------------------------
First quarter                               $14-1/16  $ 5-0/0
Second quarter                                5-5/8     3-1/16
Third quarter                                 3-25/64   1-11/64
Fourth quarter                                3-37/64   1-5/8


We have never declared or paid any cash dividends on our preferred stock or common stock and we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

The number of record holders of Access Common Stock at March 24, 2000 was approximately 4,800. On March 28, 2000, the closing price for the Common Stock as quoted on the OTC Bulletin Board was $7.25. There were 10,946,433 shares of Common Stock outstanding at March 28, 2000.

Recent Sales of Unregistered Securities

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private offering to individual accredited investors, receiving gross proceeds of $12.0 million, less issuance costs of approximately $89,500, at a per share price of $2.50, from the private placement of 4,800,000 shares of common stock. The placement agent for the offering received warrants to purchase 459,806 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to receive approximately 520,000 shares of common stock in lieu of certain sales commissions and expenses. The shares issued in the Private Placement have not been registered; however, a registration statement for the resale of such shares is required to be filed within 90 days after the final closing of the Private Placement. The Company relied on Section 4(2) and/or 3(b) of the 1933 Securities Act of 1933 and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA
         (Thousands, Except for Net Loss Per Share) (1,2)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 1999, has been derived from the audited consolidated financial statements of Access and notes thereto appearing elsewhere herein. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" appearing elsewhere in this Form 10K.


                                      For the Year Ended December 31,
                                      -------------------------------
                                 1999      1998      1997      1996       1995
                               --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:

Total revenues                 $    15   $     -   $   435   $   167   $   690
Operating loss                  (3,364)   (3,433)   (4,524)  (11,613)   (1,046)
Other income                        53        58       119       196         5
Interest expense                    12        22        36        45        58
Net loss                        (3,308)   (3,397)   (4,441)  (11,462)   (1,099)

Common Stock Data:
Net loss per basic and diluted
  common share                 $ (0.72)  $ (1.28)  $ (2.80)  $ (7.68)  $ (1.86)
Weighted average basic and
  diluted common shares
  outstanding                    4,611     2,650     1,584     1,492       592


                                                 December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Total assets                   $ 4,600   $ 2,351   $ 1,447   $ 4,928   $   424
Deferred revenue                   155         -         -       110       110
Total liabilities                  986       556       848       868       773
Stockholders' equity (deficit)   3,614     1,795       599     4,060      (349)


(1) Reflects Company data for 1999, 1998, 1997 and 1996 and API data for the year 1995. The 1995 Net Loss Per Basic and Diluted Common
     Share and Weighted Average Basic and Diluted Common Shares
     Outstanding are adjusted by the conversion factor 3.824251 used for the merger of API with the Company.

(2) All share and per share amounts have been adjusted to reflect the one for twenty reverse stock split in June 1998.

On July 20, 1999, our wholly-owned subsidiary Access Holdings, Inc.
merged with and into Virologix Corporation, a Delaware corporation ("Virologix"). As a result, Virologix became a wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into 0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase.
We assumed total assets of $107,000 and trade and accrued payables of $469,000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Virologix' net identifiable liabilities of $2,464,000 was recorded as goodwill and is being amortized over ten years. Operations have been included in our consolidated financial statements since the date of acquisition.

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in Seattle, Washington; Tacora became a wholly-owned subsidiary of the Company. The Company used the purchase method of accounting for the purchase of Tacora. The aggregate purchase price was $739,000, payable $124,000 in cash, $192,000 in stock (representing 20,900 shares of Company common stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations, plus up to 55,910 shares in additional Common Stock if certain milestones are met. The share price to be used will range between $50.00 and $130.00 per share (range of value of shares is $2,796,000 to $7,268,000), depending on when the milestones are met. All milestone conditions expire in June 2000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.

On January 25, 1996, the Company shareholders, at a Special Meeting, approved the merger with Access Pharmaceuticals, Inc. ("API"), a Texas corporation. Under the terms of the agreement, API was merged into the Company, Chemex Pharmaceuticals, Inc. ("Chemex") with Chemex as the surviving entity. Chemex changed its name to Access
Pharmaceuticals, Inc. and the operations of the consolidated company are now based in Dallas, Texas. Shareholders of both companies approved the merger.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996, we merged with Access Pharmaceuticals, Inc. and changed our name to Access Pharmaceuticals, Inc. We have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner Block Drug Company, or Block, is marketing in the United States a product named Aphthasol TM, the first FDA approved product for the treatment of canker sores. New formulations and delivery forms are being developed to evaluate this product in additional clinical indications. We have licensed the rights for amlexanox from Block for additional indications including mucositis and oral diseases.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 1999, our accumulated deficit was $26,453,000, of which $8,894,000 was the result of the write-off of purchased research.

Recent Developments

On March 28, 2000, our application for listing on the American Stock Exchange, or AMEX was approved and we began trading on AMEX on March 30, 2000 under the symbol AKC.

On March 1, 2000, with the assistance of an investment bank, we completed the closing of an offering, receiving gross proceeds of $12.0 million, less issuance costs of $89,500, at a per share price of $2.50, from the private placement of 4,800,000 shares of common stock. The placement agent for the offering received warrants to purchase 459,806 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to receive 520,000 shares of common stock in lieu of certain sales commissions and expenses.

On February 25, 2000 we signed licensing agreements granting Mipharm S.p.A. marketing and manufacturing rights for amlexanox for numerous indications including the prevention and treatment of canker sores and mucositis, oral lichen planus and atopic dermatitis. These agreements cover Italy, Switzerland, Turkey and Lebanon.

The licensing agreements include the 5% paste formulation, approved in the United States for the treatment of canker sores, which is in the regulatory process in Europe; the OraDisc TM formulation which is in Phase III clinical development for the prevention and treatment of canker sores; OraRinse TM which has commenced Phase II clinical evaluation for the prevention and treatment of mucositis; the 5% amlexanox cream formulation which is scheduled to commence Phase II studies for the treatment for atopic dermatitis mid year; and a 5% amlexanox gel for the treatment of oral lichen planus, which is planned to commence Phase II clinical studies in the second half of this year. Additionally, we granted manufacturing rights for Europe to Mipharm for the products covered by the agreements.

Under the terms of the agreements, Mipharm will make an equity investment in Access, pay upfront licensing fees, make milestone payments and Access will receive a percentage of the product sales made in the territory. Mipharm has the option to license other Access product developments in the fields of Dermatology and Gynecology in the territory.

Other Developments

On July 20, 1999 and October 18, 1999, respectively, with the assistance of an investment bank, we completed the first and second closing of an offering, receiving gross proceeds of $3.1 million, less issuance costs of $271,000, at a per share price of $2.00, from the private placement of 1,551,000 shares of common stock. The placement agent for the offering received warrants to purchase 165,721 shares of common stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of common stock in lieu of certain sales commissions and expenses.

On July 20, 1999, our wholly-owned subsidiary Access Holdings, Inc.
merged with and into Virologix Corporation, a Delaware corporation ("Virologix"). As a result, Virologix became a wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into 0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase.
We assumed total assets of $107,000 and trade and accrued payables of $469,000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Virologix' net identifiable liabilities of $2,464,000 was recorded as goodwill and amortized over ten years. Operations have been included in our consolidated financial statements since the date of acquisition.

On June 18, 1998, in connection with the first closing of a private equity placement, we effected a recapitalization through a one-for-twenty reverse stock split of our common stock, $0.04 par value per share, which decreased the number of authorized shares of common stock from
60.0 million, at $0.04 par value per share, to 20.0 million shares, $0.01 par value per share, and decreased the authorized shares of our preferred stock from 10.0 million to 2.0 million. This recapitalization decreased the number of outstanding shares of our common stock from
approximately 41.5 million to 2.1 million.   All share numbers and
prices referenced herein have been adjusted to reflect the June 18, 1998 recapitalization.

In 1998, assisted by an investment bank, we raised an aggregate of $1,200,000 from the sale of units consisting of 399,984 shares of common stock and warrants to purchase 399,984 shares of common stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of common stock in lieu of certain sales commissions and expenses.

On June 18, 1998, assisted by the same investment bank, we raised an aggregate of $2.9 million from the first closing of a private placement of 953,573 shares of common stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of common stock in lieu of certain sales commissions and expenses.

On July 30, 1998, again assisted by the same investment bank, we raised an aggregate of $900,000 from the second closing of a private placement of 300,000 shares of common stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of common stock in lieu of certain sales commissions and expenses.

Issuance costs for the above placements totaled $405,000. The proceeds of the offerings were used to fund research and development, working capital and general corporate purposes.

In December 1998 we signed a license agreement with Block for the rights to develop amlexanox for use in chemotherapy and radiation induced mucositis. Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that affects an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation therapy.

On June 8, 1998, we entered into an agreement to license from Block Drug Company the rights to "Amlexanox oral paste 5%" for certain international markets. We jointly developed Amlexanox with Block Drug Company, and Amlexanox was subsequently purchased by Block Drug Company with us receiving an up front fee and future royalty payments. Amlexanox is currently marketed in the United States by Block Drug under the trademark Aphthasol TM. Aphthasol TM was launched to the dental market in December 1997, and was launched to the general practice physician market in June 1998.

We have announced agreements or letters of intent with the following international partners to market Amlexanox oral 5% paste:

*  We signed a license agreement in July 1999 with Laboratoios Dr.
   Esteve, for licensing rights in Spain, Portugal and Greece. Esteve made an up-front license payment and will pay milestone payments and royalty on sales.

* We signed a license agreement in January 1999 with Meda AB of Sweden for licensing rights in Sweden, Finland, Norway, Denmark, Latvia, Estonia, Lithuania and Iceland. Under the terms of the agreement, Meda made an up-front license payment and will pay milestone payments and a royalty on sales.

*  On August 20, 1998 we signed a Letter of Intent with Paladin Labs,
   Inc. for marketing rights for amlexanox in Canada. Paladin will bear all costs associated with gaining regulatory approval in Canada, and will pay milestones based on cumulative sales revenue and a royalty on sales. Paladin is a subsidiary of PharmaScience, Inc.

* On August 18, 1998, we signed an agreement with Strakan Limited for marketing rights for the UK and Ireland. Under the terms of the agreement, Strakan will bear all costs associated with the regulatory process in the UK and the European community, and will pay milestones based on cumulative sales and a royalty on sales.

We signed an agreement on August 25, 1998 with Atrix Laboratories,
Inc. to incorporate amlexanox in the proprietary mucoadhesive technologies being developed by Atrix. Atrix is developing an innovative bioerodiable mucoadhesive, BEMA, delivery system, which is a thin film that adheres to the oral mucosa and erodes over time delivering the drug into the tissue. A product from this collaboration has entered clinical testing. We intend to fund the Atrix project development activities; however, Block Drug Company will share in the development costs through a reduction in the royalty we will pay Block for international sales. The international rights to any product resulting from the collaboration with Atrix will be out-licensed to our amlexanox licensing partners.

Liquidity and Capital Resources

As of March 28, 2000 our principal source of liquidity is $13,405,000 of cash and cash equivalents. Working capital as of December 31, 1999 was $238,000, representing a decrease in working capital of $771,000 as compared to the working capital as of December 31, 1998 of $1,009,000. The decrease in working capital at December 31, 1999 was due to losses from operations of 1999 offset by the money raised in the 1999 offering.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit of $26,453,000 as of December 31, 1999. We have funded our operations primarily through private sales of equity securities, contract research payments from corporate alliances and the 1996 merger of Access Pharmaceuticals, Inc. and Chemex Pharmaceuticals, Inc.

We have incurred negative cash flows from operations since inception, and have expended, and we expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through the Year 2002. We are dependent on raising additional capital to fund the development of our technology and to implement our business plan. Such dependence will continue at least until we begin marketing products resulting from our technologies.

We will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to the newly acquired technology from the acquisition of Virologix. Our future capital requirements and adequacy of available funds will depend on many factors, including:

*  the successful commercialization of amlexanox;

* the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners;

* continued scientific progress in our research and development programs;

* the magnitude, scope and results of preclinical testing and clinical trials;

*  the costs involved in filing, prosecuting and enforcing patent claims;

*  competing technological developments;

*  the cost of manufacturing and scale-up; and

* the ability to establish and maintain effective commercialization arrangements and activities.

Results of Operations

Comparison of Years Ended December 31, 1999 and 1998

Revenues. We had $15,000 in revenues for 1999 as compared to no revenues in 1998. 1999 revenues were for a twelve month option payment on our carbohydrate polymer drug technology as applied to the field of selectively replicating viruses.
Research Spending. Total research spending for 1999 was $1,608,000 as compared to $1,756,000 for the same period in 1998, a decrease of $148,000. The decrease in expenses was due to:

* $354,000 less external development costs due to the completion of university research contracts in 1998.

This decrease was partially offset by:

*  $94,000 more scientific consulting costs;

*  $64,000 more salary and related costs;

*  $40,000 more clinical development costs, and

*  other net increases totaling $8,000.

We expect increases in research spending in 2000 due to expenses associated with hiring additional staff, product development and clinical trials.

General and administrative expenses. General and administrative expenses were $1,471,000 for 1999, an increase of $7,000 as compared to the same period in 1998. The increase was primarily due to the following:

* $249,000 increased business consulting expense due to the issuance of warrants issued in connection with consulting agreements;

* $41,000 more shareholder expenses due primarily to increased investor relation expenses; and

*  other net increases totaling $17,000.

These increases were partially offset by:

* $119,000 less patent expenses due to the filing of four patents and the prosecution of European patents in 1998 compared with one patent filing in 1999;

* $81,000 less salary and related expenses due primarily to our Vice President of Business Development leaving in the third quarter of 1998 and not being replaced;

*  $69,000 less other professional costs; and

*  $31,000 less travel and entertainment expenses.

Depreciation and amortization. Depreciation and amortization for 1999 was $285,000 as compared to $213,000 for the same period in 1998, an increase of $72,000. The increase in amortization is due to amortization of goodwill of $103,000 recorded as a result of the purchase of Virologix Corporation offset by lower depreciation reflecting that some major assets have been fully depreciated.

Interest income. Decreased to $53,000 in 1999 from $58,000 in 1998 due to lower average cash balances in 1999. Interest expense decreased to $12,000 in 1999 from $22,000 in 1998 due to lower average obligations under capital leases during 1999.

Accordingly, these expenses resulted in a loss for the twelve months ended December 31, 1999 of $3,308,000, or a $0.72 basic and diluted loss per common share compared with a loss of $3,397,000, or a $1.28 basic and diluted loss per common share for the twelve months ended December 31, 1998.

Comparison of Years Ended December 31, 1998 and 1997

Revenues. Net revenues for 1997 were $435,000 as compared to no revenues in 1998. 1997 revenues were comprised of licensing income from an ongoing agreement with an emerging pharmaceutical company which made certain milestone payments and will make royalty payments in the future if a product is developed from the technology. In addition, $110,000 of option income was recorded in 1997 from an agreement with a pharmaceutical company. This agreement is no longer in effect.

Research spending. Total research and development spending for 1998 was $1,756,000 as compared to $2,433,000 for the same period in 1997, a decrease of $677,000. The decrease in expenses was due to:

* $427,000 less external contract research costs; associated with The School of Pharmacy, University of London and Duke University.

*  $149,000 less salary and related costs;

*  $94,000 less equipment rent;

*  $47,000 less travel expenses; and

*  other net decreases totaling $116,000.

These decreases were partially offset by costs incurred in 1998 of $145,000 to scale-up the manufacture of our polymer platinate product for testing.

General and administrative expenses. General and administrative expenses were $1,464,000 for 1998, a decrease of $320,000 as compared to the same period in 1997. The decrease was primarily due to the following:

*  $331,000 less general business consulting fees and expenses;

* $56,000 less director and officer insurance costs due to a lower policy premium; and

*  other net decreases totaling $18,000.

These decreases were partially offset by $29,000 higher patent expenses and $56,000 higher shareholder expenses relating to an additional shareholder meeting and administrative costs relating to the reverse stock split.

Depreciation and amortization. For 1998 was $213,000 as compared to $162,000 for the same period in 1997 reflecting additional depreciation for assets acquired in the Tacora merger and a full year of amortization of licenses.

Other income/expense. Interest and miscellaneous income was $58,000 for 1998 as compared to $119,000 for the same period in 1997, a decrease of $61,000. The decrease was due to lower cash balances in 1998.

Interest expense was $22,000 for 1998 as compared to $36,000 for the same period in 1997, a decrease of $14,000. The decrease was due to the pay down of equipment leases.

Accordingly, these expenses resulted in a loss for the twelve months ended December 31, 1998 of $3,397,000, or a $1.28 basic and diluted loss per common share compared with a loss of $4,441,000, or a $2.80 basic and diluted loss per common share for the twelve months ended December 31, 1997.

New Accounting Standards Not Adopted

In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by FAS 137 which is effective for financial statements prepared for fiscal years beginning after June 15, 2000, and which will apply to us beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. We do not believe that the new standard will have any significant effect on our future results of operations.

Year 2000 Issue

As of March 28, 2000 we have experienced no Y2K problems. Total
Y2K related expenditures were approximately $6,000. We do not expect to incur any further Y2K related expenses.

ITEM 7(a).  MARKET RISK

The Company does not believe that it is exposed to any market risks, as defined.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA

Financial statements are included at Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

KPMG LLP was previously the principal accountants for Access
Pharmaceuticals, Inc. On October 22, 1998, that firm resigned.

In connection with the audit of fiscal year ended December 31, 1997, and the subsequent interim period through October 22, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

KPMG LLP's independent auditors' report on the consolidated financial statements of Access Pharmaceuticals, Inc. and subsidiary as of and for the year ended December 31, 1997, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has a net capital deficiency, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the footnotes to the 1997 financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Effective December 15, 1998, the Company engaged Grant Thornton
LLP, independent certified public accountants, as its principal accountants. During the prior two fiscal years, the Company did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2000 Annual Meeting of Stockholders to be held on June 26, 2000 and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  Financial Statements and Exhibits                              Page

1. Financial Statements. The following financial statements are submitted as part of this report:

Report of Grant Thornton LLP .....................................  F-1
Report of KPMG LLP ...............................................  F-2
Report of Smith Anglin and Company ...............................  F-3
Consolidated Balance Sheets at December 31, 1999 and 1998 ........  F-4
Consolidated Statements of Operations for 1999, 1998 and
  1997 and the period from February 24, 1988 (Inception)
  to December 31, 1999 ...........................................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the period from February 24, 1988 (Inception) to
  December 31, 1999 ..............................................  F-6
Consolidated Statements of Cash Flows for 1999, 1998 and
  1997 and the period from February 24, 1988 (Inception)
  to December 31, 1999 ...........................................  F-8
Notes to Consolidated Financial Statements .......................  F-9

2.   Financial Statement Schedules

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

Exhibits

Exhibit Number

2.1   Amended and Restated Agreement of Merger and Plan of
Reorganization between Access Pharmaceuticals, Inc. and Chemex
Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of the our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

2.2 Agreement of Merger and Plan of Reorganization, dated May 23, 1997 among us, Access Holdings, Inc and Tacora Corporation
(Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997)

2.3 Agreement of Merger and Plan of Reorganization, dated as of February 23, 1999 among us, Access Holdings, Inc. and Virologix
Corporation (Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on August 3, 1999)

3.0   Articles of incorporation and bylaws:

3.1 Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of our Form 8-B dated July 12, 1989, Commission File Number 9-
9134)

3.2   Certificate of Amendment of Certificate of Incorporation filed
August 21, 1992

3.3 Certificate of Merger filed January 25, 1996. (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

3.4 Certificate of Amendment of Certificate of Incorporation filed January 25, 1996. (Incorporated by reference to Exhibit E of our
Registration Statement on Form S-4 dated December 21, 1995,
Commission File No. 33-64031)

3.5   Amended and Restated Bylaws (Incorporated by reference to
Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)

3.6 Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of our Form 10-K for the year ended December 31, 1996)

3.7 Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)

10.0   Material contracts:

10.1   Irrevocable Assignment of Proprietary Information with Dr.
Charles G. Smith (Incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 1991)

10.2   Asset Purchase and Royalty Agreement between Block Drug
Company, Inc. and us dated June 7, 1995 (Incorporated by reference to Exhibit 10.28 of our Form 10-Q for the quarter ended June 30, 1995)

*10.3   1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

10.4 Stockholder's Agreement dated October 1995 between us and Dr. David F. Ranney (Incorporated by reference to Exhibit A of our
Registration Statement on Form S-4 dated December 21, 1995,
Commission File No. 33-64031).

10.5   Patent Purchase Agreement dated April 5, 1994 between David
F. Ranney and Access Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.16 of the our Form 10-K for the year ended December 31,
1995)

10.6 First Amendment to Patent Purchase Agreement dated January 23, 1996 between David F. Ranney and us (Incorporated by reference to Exhibit 10.17 of our Form 10-K for the year ended December 31, 1995)

10.7 Lease Agreement between Pollock Realty Corporation and us dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

10.8   Platinate HPMA Copolymer Royalty Agreement between The
School of Pharmacy, University of London and the Company dated
November 19, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

10.9 License Agreement between The Dow Chemical Company and us dated June 30, 1997. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of our Form 10-Q for the quarter ended September 30, 1997)

10.10   License Agreement between Strakan Limited and us dated
February 26, 1998 (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of our Form 10Q for the quarter ended March 31, 1998)

      Exhibit Number

10.11 Agreement between us and Block Drug Company, Inc. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.13 of our Form 10Q for the quarter ended June
30, 1998)

10.12   Sales Agency Agreement. (Incorporated by reference to Exhibit
10.14 of our Form 10Q for the quarter ended June 30, 1998)

10.13   Registration Rights Agreement. (Incorporated by reference to
Exhibit 10.15 of our Form 10Q for the quarter ended June 30, 1998)

*10.14   Employment Agreement of Mr. Kerry P. Gray (Incorporated
by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.15   Letter Agreement between us and David F. Ranney
(Incorporated by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.16   License Agreement between Block Drug Company and us dated
December 21, 1998 (Certain portions are subject to a grant of
confidential treatment)   (Incorporated by reference to Exhibit 10.11 of
our Form 10-K for the year ended December 31, 1998)

10.17   Sales Agency Agreement (Incorporated by reference to Exhibit
10.18 of our Form 10Q for the quarter ended September 30, 1999)

10.18   Registration Rights Agreement (Incorporated by reference to
Exhibit 10.18 of our Form 10Q for the quarter ended September 30,
1999)

*10.19   Employment Agreement of David P. Nowotnik, Ph.D

*10.20   401(k) Plan

21.   Subsidiaries of the registrant

23.0   Consent of Experts and Counsel

23.1   Consent of Grant Thornton LLP

23.2   Consent of KPMG LLP

23.3   Consent of Smith, Anglin & Co.

27.1   Financial Data Schedule

* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 14(c) of the report

(b) Reports on Form 8-K

    None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACCESS PHARMACEUTICALS, INC.


Date March 28, 1999                      By: /s/ Kerry P. Gray
                                            -------------------------------
                                              Kerry P. Gray
                                              President and Chief Executive
                                              Officer, Treasurer

Date March 28, 1999                      By: /s/ Stephen B. Thompson
                                            ------------------------------
                                              Stephen B. Thompson
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date March 28, 1999                       By: /s/ Kerry P. Gray
                                             ------------------------------
                                              Kerry P. Gray
                                              President and Chief Executive
                                              Officer, Treasurer, Director

Date March 28, 1999                        By: /s/ J. Michael Flinn
                                              -----------------------------
                                               J. Michael Flinn, Director

Date March 28, 1999                        By: /s/ Stephen B. Howell
                                              -----------------------------
                                               Stephen B. Howell, Director

Date March 28, 1999                        By: /s/ Max Link
                                              -----------------------------
                                               Max Link, Director

Date March 28, 1999                        By: /s/ Herbert H. McDade, Jr.
                                              -----------------------------
                                               Herbert H. McDade, Jr., Director

Date March 28, 1999                        By: /s/ Howard P. Milstein
                                              -----------------------------
                                               Howard P. Milstein, Director

Date March 28, 1999                        By: /s/ Richard B. Stone
                                              -----------------------------
                                               Richard B. Stone, Director


Date March 28, 1999                        By: /s/ Preston Tsao
                                              -----------------------------
                                               Preston Tsao, Director

          Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and 1998, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the consolidated statements of operations and cash flows for the period February 24, 1988 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, and cash flows for the period February 24, 1988 (inception) to December 31, 1999 include amounts for the period from February 24, 1988 to December 31, 1988 and for each of the nine years in the period ended December 31, 1997, which were audited by other auditors whose reports have been furnished to us and are included herein. Our opinion, insofar as it relates to the amounts included for the period February 24, 1988 through December
31, 1997, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors included herein, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1999 and
1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period February 24, 1988 to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP
------------------------
GRANT THORNTON LLP

Dallas, Texas
March 3, 2000

           Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1997 and for the period February 24, 1988
(inception) to December 31, 1997 of Access Pharmaceuticals, Inc. and Subsidiaries (a development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period February 24, 1988 (inception) to December 31, 1997 include amounts for the period from February 24, 1988 (inception) to December 31, 1988 and for each of the years in the six-year period ending December 31, 1994, which were audited by other auditors whose report has been furnished to us and is included herein, and our opinion, insofar as it relates to the amounts included for the period February 24, 1988 (inception) through December
31, 1994, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and report of the other auditors included herein, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Access Pharmaceuticals, Inc. and Subsidiaries (a development stage company) for the year ended December 31, 1997 and for the period February 24, 1988 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the 1997 consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan's in regard to these matters are also described in the notes to the 1997 consilidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ KPMG LLP
------------------
     KPMG LLP


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




     /s/ Smith, Anglin & Co.
------------------------------
     Smith, Anglin & Co.

Dallas, Texas
September 21, 1995

               Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

                       CONSOLIDATED BALANCE SHEETS

                              December 31,

        ASSETS                                1999         1998
                                          -----------  -----------
Current assets
Cash and cash equivalents                 $  869,000   $1,487,000
Accounts receivable                           88,000            -
Prepaid expenses and other current assets    117,000       54,000
                                          -----------  -----------
Total current assets                       1,074,000    1,541,000

Property and equipment, net (Note 5)         108,000      227,000

Licenses, net (Note 1)                       899,000      425,000

Investments                                  150,000      150,000

Goodwill, net (Note 1)                     2,361,000            -

Other assets (Note 1)                          8,000        8,000
                                          -----------  -----------
Total assets                              $4,600,000   $2,351,000
                                          ===========  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses     $  728,000   $  395,000
Accrued insurance premiums                    77,000       38,000
Deferred revenues                            155,000            -
Current portion of obligations under
  capital leases  (Note 7)                    26,000       99,000
                                          -----------  -----------
Total current liabilities                    986,000      532,000

Obligations under capital leases,
net of current portion (Note 7)                    -       24,000
                                          -----------  -----------
Total liabilities                            986,000      556,000

Commitments and contingencies
  (Notes 7 and 11)                                 -            -

Stockholders' equity (Note 8)
Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                       -            -
Common stock - $.01 par value;
  authorized 20,000,000 shares;
  issued and outstanding, 6,089,763
  at December 31, 1999 and
  3,429,402 at December 31,1998               61,000       34,000
Additional paid-in capital                30,006,000   24,906,000
Deficit accumulated during the
  development stage                      (26,453,000) (23,145,000)
                                          -----------  -----------
Total stockholders' equity                 3,614,000    1,795,000
                                          -----------  -----------

Total liabilities and
  stockholders' equity                    $4,600,000   $2,351,000
                                          ===========  ===========

       The accompanying notes are an integral part of this statement.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              February 24, 1988
                                                  Year ended December 31,     (inception) to
                                            ----------------------------------  December 31,
                                               1999        1998        1997         1999
                                            ----------  ----------  ----------  ------------
Revenues
Research and development                    $       -   $       -   $       -   $  2,711,000
Option income                                  15,000           -     110,000      2,164,000
Licensing revenues                                  -           -     325,000        325,000
                                            ----------  ----------  ----------  ------------
Total revenues                                 15,000           -     435,000      5,200,000

Expenses
Research and development                    1,608,000   1,756,000   2,433,000     11,973,000
General and administrative                  1,471,000   1,464,000   1,784,000      9,798,000
Depreciation and amortization                 285,000     213,000     162,000      1,554,000
Write-off of excess purchase price                  -           -     580,000      8,894,000
                                            ----------  ----------  ----------  ------------
Total expenses                              3,364,000   3,433,000   4,959,000     32,219,000
                                            ----------  ----------  ----------  ------------
Loss from operations                       (3,349,000) (3,433,000) (4,524,000)   (27,019,000)

Other income (expense)
Interest and miscellaneous income              53,000      58,000     119,000        885,000
Interest expense                              (12,000)    (22,000)    (36,000)      (192,000)
                                            ----------  ----------  ----------  ------------
                                               41,000      36,000      83,000        693,000

Loss before income taxes                   (3,308,000) (3,397,000) (4,441,000)   (26,326,000)
                                            ----------  ----------  ----------  ------------

Provision for income taxes                          -           -           -        127,000
                                            ----------  ----------  ----------  ------------

Net loss                                  $(3,308,000) $(3,397,000)$(4,441,000) $(26,453,000)
                                            ==========  ==========  ==========  ============

Basic and diluted loss per common share        $(0.72)     $(1.28)     $(2.80)

Weighted average basic and diluted
common shares outstanding                   4,611,315   2,650,168   1,583,785
                                            =========   =========   =========

      The accompanying notes are an integral part of this statement.

              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Deficit
                                                                          accumulated
                                           Common stock      Additional    during the
                                       --------------------    paid-in    development
                                        Shares     Amount      capital       stage
                                       ---------  ---------  -----------  -----------
Balance, February 24, 1988                    -   $      -   $        -   $        -
Common stock issued, $6.60 per share     15,000          -       97,000            -
Common stock issued, $1.60 per share      8,000          -       12,000            -
Net loss for the period February 24,
  1988 to December 31, 1988                   -          -            -      (30,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1988               23,000          -      109,000      (30,000)

Common stock issued, $6.60 per share      4,000          -       29,000            -
Common stock issued, $33.00 per share     4,000          -      124,000            -
Common stock issued, $0.20 per share     97,000      1,000        8,000            -
Net loss for the year                         -          -            -     (191,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1989              128,000      1,000      270,000     (221,000)

Common stock issued, $60.00 per share     4,000          -      218,000            -
Common stock issued, $156.40 per share   14,000          -    2,225,000            -
Net loss for the year                         -          -            -     (219,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1990              146,000      1,000    2,713,000     (440,000)

Common stock issued, $60.00 per share         -          -        6,000            -
Contribution of equipment by shareholder      -          -      468,000            -
Net income for the year                       -          -            -      413,000
                                       ---------  ---------   ----------  -----------
Balance, December 31, 1991              146,000      1,000    3,187,000      (27,000)

Contribution of equipment by shareholder      -          -       89,000            -
Net loss for the year                         -          -            -     (859,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1992              146,000      1,000    3,276,000     (886,000)

Net loss for the year                         -          -            -   (1,384,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1993              146,000      1,000    3,276,000   (2,270,000)

Net loss for the year                         -          -            -     (476,000)
                                       ---------  ---------  -----------  -----------
Balance, December 31, 1994              146,000      1,000    3,276,000   (2,746,000)

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)


    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                                              Deficit
                                                                           accumulated
                                            Common stock      Additional    during the
                                        --------------------    paid-in     development
                                         Shares     Amount      capital       stage
                                        ---------  ---------  -----------  ------------
Common stock issued, $40.00 per share      1,000   $      -   $   50,000   $         -
Exercise of stock options between
  $5.00 and $25.00 per share              31,000      1,000      168,000             -
Common stock grants                        4,000          -            -             -
Net loss for the year                          -          -            -    (1,099,000)
                                        ---------  ---------  -----------  ------------
Balance, December 31, 1995               182,000      2,000    3,494,000    (3,845,000)

Merger                                   951,000     10,000    9,991,000             -
Common stock issued, $14.00 share        429,000      4,000    5,499,000             -
Exercise of stock options/SAR's between
  $0.00 and $17.60 per share               8,000          -       23,000             -
Warrants issued at $20.00 per share for
  consulting services                          -          -      344,000             -
Net loss for the year                          -          -            -   (11,462,000)
                                        ---------  ---------  -----------  ------------
Balance, December 31, 1996             1,570,000     16,000   19,351,000   (15,307,000)

Common stock issued, $15.00 share         40,000          -      600,000         -
Common stock issued, $9.20 share          20,000    192,000            -         -
Warrants issued at $12.00 and $18.00 per
  share for financial consulting services      -          -      188,000         -
Net loss for the year                          -          -            -    (4,441,000)
                                        ---------  ---------  -----------  ------------
Balance, December 31, 1997             1,630,000     16,000   20,331,000   (19,748,000)

Common stock issued, $3.00 per share,
  net of costs of $405,000             1,795,000     18,000    4,538,000             -
Common stock issued, $3.50 per share       4,000          -            -             -
Warrants issued at $4.00 per share
  for financial consulting services            -          -       37,000             -
Net loss for the year                          -          -            -    (3,397,000)
                                        ---------  ---------  -----------  ------------
Balance, December 31, 1998             3,429,000     34,000   24,906,000   (23,145,000)

Common stock issued, $2.00 per share,
  net of costs of $271,000             1,658,000     17,000    2,814,000             -
Common stock issued, Virologix
  Corporation merger, $2.00 per share  1,000,000     10,000    1,990,000             -
Common stock issued, $3.50 per share       3,000          -            -             -
Warrants issued at $3.00 and $2.93 per
  share for financial consulting services      -          -      296,000             -
Net loss for the year                          -          -            -    (3,308,000)
                                        ---------  ---------  -----------  ------------
Balance, December 31, 1999             6,090,000   $ 61,000  $30,006,000  $(26,453,000)
                                        =========  =========  ===========  ============

       The accompanying notes are an integral part of this statement.

               Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                February 24, 1988
                                                 Year ended December 31,         (inception) to
                                        ----------------------------------------   December 31,
                                            1999          1998          1997          1999
                                        ------------  ------------  ------------  ------------
Cash flows from operating activities:
 Net loss                               $(3,308,000)  $(3,397,000)  $(4,441,000)  $(26,453,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Write off of excess purchase price               -             -       580,000      8,894,000
 Warrants issued in payment of
   consulting expenses                      296,000        37,000       188,000        865,000
 Research expenses related to
   common stock granted                           -             -       100,000        100,000
 Depreciation and amortization              285,000       213,000       162,000      1,554,000
 Deferred revenue                           155,000             -      (110,000)        45,000
 Licenses                                  (425,000)            -             -       (425,000)
 Change in operating assets
     and liabilities:
   Accounts receivable                      (88,000)        1,000        (1,000)       (89,000)
   Prepaid expenses and other
     current assets                         (63,000)       (3,000)      139,000       (118,000)
   Other assets                                   -         2,000        (1,000)        (6,000)
   Accounts payable and accrued expenses    (97,000)      (92,000)     (244,000)        43,000
                                        ------------  ------------  ------------  -------------
Net cash used in operating activities    (3,245,000)   (3,239,000)   (3,628,000)   (15,590,000)

Cash flows from investing activities:
Capital expenditures                         (5,000)       (4,000)      (16,000)    (1,173,000)
Sales of capital equipment                        -         9,000         6,000         15,000
Purchase of Virologix                      (102,000)            -             -       (102,000)
Purchase of Tacora, net of cash acquired          -             -      (124,000)      (124,000)
Other investing activities                        -      (100,000)      (50,000)      (150,000)
                                        ------------  ------------  ------------  -------------
Net cash used in investing activities      (107,000)      (95,000)     (184,000)    (1,534,000)

Cash flows from financing activities:
Proceeds from notes payable                       -             -             -        721,000
Payments of principal on obligations
  under capital leases                      (97,000)     (173,000)     (178,000)      (724,000)
Cash acquired in merger with Chemex               -             -             -      1,587,000
Proceeds from stock issuances, net        2,831,000     4,556,000             -     16,409,000
                                        ------------  ------------  ------------  -------------
Net cash provided by (used in)
  financing activities                    2,734,000     4,383,000      (178,000)    17,993,000
                                        ------------  ------------  ------------  -------------
Net increase (decrease) in cash
  and cash  equivalents                    (618,000)    1,049,000    (3,990,000)       869,000

Cash and cash equivalents at
  beginning of period                     1,487,000       438,000     4,428,000              -
                                        ------------  ------------  ------------  -------------
Cash and cash equivalents at
  end of period                         $   869,000   $ 1,487,000   $   438,000   $    869,000
                                        ============  ============  ============  =============

Cash paid for interest                  $    12,000   $    22,000   $    34,000   $    189,000
Cash paid for income taxes                        -             -             -        127,000

Supplemental disclosure of
    noncash transactions
Payable accrued for fixed asset purchase $        -   $         -   $         -   $     47,000
Elimination of note payable to Chemex
  Pharmaceuticals due to merger                   -             -             -        100,000
Stock issued for license on patents               -             -       500,000        500,000
Equipment purchases financed
  through capital leases                          -             -        82,000         82,000
Net liabilities assumed in
  acquisition of Tacora Corporation               -             -       455,000        455,000
Acquisition of Virologix Corporation
  Assets acquired including goodwill      2,571,000             -             -      2,571,000
  Liabilities assumed                      (469,000)            -             -       (469,000)
  Stock issued                           (2,000,000)            -             -     (2,000,000)

     The accompanying notes are an integral part of this statement.

               Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Three years ended December 31, 1999

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Access Pharmaceuticals, Inc. is a diversified emerging pharmaceutical company engaged in the development of novel therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms. We operate in a single industry segment. We are in the development stage and its efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. Cash and cash equivalents consist primarily of cash in banks and money market funds.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years. Assets acquired pursuant to capital lease arrangements are amortized over the shorter of the estimated useful lives or the lease terms.

Patents and Applications

We expense patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain.

Licenses

We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

* In 1997, we acquired a license to certain patents for $500,000 by issuing 40,000 shares of our common stock. The license is amortized over ten years.

* In 1999, we acquired a license from the National Institutes of Health for $330,000. The license is amortized over ten years.

* In 1999, we also acquired the rights to develop amlexanox for other indications for $200,000 and future milestone payments and royalties. The amortization of this license will commence in 2000.

             Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Three years ended December 31, 1999

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investments

In 1997, we signed an agreement with CepTor Corporation ("CepTor"), a privately held biotechnology company. Under the terms of the agreement, which is now terminated, we purchased an aggregate of 25,000 shares of common stock for $150,000.

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

Loss Per Share

In accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" we have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Dilutive potential common shares result from stock options and warrants. However, for all years presented, stock options and warrants are anti-dilutive.

Use of Estimates

We have made a number of estimates and assumptions relative to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1999

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Option Plans

We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, we adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which recognizes the fair value of all stock-based awards on the date of grant.

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. We are evaluating SAB 101 and the effect it may have on our financial statements. At this time, we believe that SAB 101 will not have a material impact on our financial position or results of operations.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Three years ended December 31, 1999

NOTE 2 - ACQUISITIONS

On July 20, 1999, our wholly-owned subsidiary Access Holdings, Inc.
merged with and into Virologix Corporation, a Delaware corporation ("Virologix"). As a result, Virologix became a wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into 0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase.
The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Virologix' net identifiable liabilities of $2,464,000 was recorded as goodwill and is being amortized over ten years. Operations have been included in our consolidated financial statements since the date of acquisition.

Pro forma disclosure relating to the Virologix acquisition reflects our operating results combined with the operating results of Virologix:

* for the year ended December 31, 1999 as if the Virologix acquisition occurred on January 1, 1999, and

* for the year ended December 31, 1998 as if the Virologix acquisition occurred on January 1, 1998.

This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future.


                                    For the year ended December 31,
                                         1999           1998
                                     ------------   ------------
Total revenue                        $         -    $         -
Net loss                             $(3,565,000)   $(4,175,000)
Net loss per common share            $     (0.59)   $     (0.79)


On December 9, 1997, our wholly-owned subsidiary merged with Tacora Corporation ("Tacora"), a privately-held pharmaceutical company based in Seattle, Washington; Tacora became a wholly-owned subsidiary. We used the purchase method of accounting for the purchase of Tacora. The aggregate purchase price was $739,000, payable $124,000 in cash, $192,000 in stock (representing 20,900 shares of our common stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations, plus up to an additional 55,910 shares of our additional common stock if certain milestones are met. The share price to be used will range between $50.00 and $130.00 per share (range of value of shares is $2,796,000 to $7,268,000), depending on when the milestones are met. All milestone conditions expire in June 2000. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows. Operations have been included in our consolidated financial statements since the date of acquisition.

               Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Three years ended December 31, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

Under a consulting agreement between Thoma Corporation ("Thoma") and us, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., our Chairman of the Board of Directors, is an owner of Thoma Corp. Thoma received payments for consulting services and was also reimbursed for expenses as follows:

            Consulting       Expense
  Year         Fees       Reimbursement
--------   ------------   ------------
  1999      $72,000        $ 9,000
  1998       72,000         11,000
  1997       72,000          6,000

Stephen B. Howell, M.D., our Director, receives payments for consulting services and reimbursement of direct expenses. Dr. Howell received payments for consulting services and was also reimbursed for expenses as follows:

            Consulting     Expense
  Year         Fees     Reimbursement
--------   ------------  ------------
  1999       $62,000       $18,000
  1998         8,000         4,000
  1997         2,000         1,000

Richard B. Stone, our Director, is a managing director of Sunrise
Securities Corp., which acted as a placement agent in the private placements of our common stock. Mr. Stone received the following shares and warrants:

                                Exercise
   Year     Shares    Warrants    Price
--------   --------   --------   --------
   1999      101,225    86,499    $2.00
   1998      109,904    98,474    $3.00


Preston Tsao, our Director, is Managing Director for Corporate Finance of Sunrise Securities Corp., which acted as a placement agent in the private placements of our common stock. Mr. Tsao received the following warrants:

                      Exercise
  Year     Warrants     Price
--------   --------   --------
  1999       15,310      $2.00
  1998       11,015      $3.00

Until August 1, 2001, Sunrise has the right to designate one individual for election to our board of directors and, if Sunrise exercises their right, we are required to use our best efforts to cause their nominee to be elected. In addition, if Sunrise does not exercise their right, we shall permit a representative of Sunrise to attend and observe all board of directors meetings.

We have a "Patent Purchase Agreement" dated April 5, 1994, as amended on January 23, 1996, with Dr. David F. Ranney, a major shareholder. Under terms of the agreement, Dr. Ranney was entitled to yearly cash royalty payments as consideration for the assignment of patents to us. As of May 31, 1998, Dr. Ranney signed an agreement whereby all rights, title and interest in and to all inventions and confidential information became our sole and exclusive property.

                Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    Three years ended December 31, 1999

NOTE 4 - RESEARCH AND DEVELOPMENT AGREEMENTS

On August 1, 1997, we entered into an agreement with The Dow
Chemical Company ("Dow Chemical") for the development of products incorporating Dow Chemical's chelation technology and Access'
Bio Responsive TM polymer systems. The collaboration will focus on the development of MRI contrast agents and radiopharmaceutical diagnostics and therapeutics. The advancement of the Access developments in these areas are dependent on securing chelation technology, which encapsulates metals to avoid adverse effects in the body.

We entered into a technology evaluation option agreement with a pharmaceutical company. We recognized revenue under the agreement as certain milestones were achieved and amounted to $110,000 in 1997. This agreement has been terminated.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             December 31,
                                     ---------------------------
                                         1999           1998
                                     ------------   ------------
Laboratory equipment                 $  808,000     $  808,000
Laboratory and building improvements     31,000         27,000
Furniture and equipment                 177,000        172,000
                                     ------------   ------------
                                      1,016,000      1,007,000
Less accumulated depreciation
  and amortization                      908,000        780,000
                                     ------------   ------------
Net property and equipment           $  108,000     $  227,000
                                     ============   ============

Depreciation and amortization on property and equipment was $121,000, $161,000, and $137,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 - 401(k) PLAN

We have implemented a tax-qualified employee savings and retirement plan (the "401(k) Plan") on January 1, 1999 covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. Effective May 1, 1999, we implemented a 401(k) matching program whereby we contribute for each dollar a participant contributes, with a maximum contribution of 2% of a participant's earnings. The
401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k)
Plan were approximately $13,000 in 1999.

               Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1999

NOTE 7 - COMMITMENTS

At December 31, 1999, future minimum lease payments under capital lease obligations and commitments under noncancelable operating leases were as follows:

                                     Capital    Operating
                                      leases      leases
                                    ----------  ----------
2000                                 $ 27,000    $ 89,000
2001                                        -      94,000
2002                                        -      86,000
                                    ----------  ----------
Total future minimum lease payments    27,000    $269,000
Less amount representing interest       1,000
Present value of minimum capital
  lease payments                       26,000
Less current portion                   26,000
                                    ----------
Obligations under capital leases,
  excluding current portion          $      -
                                    ==========

We lease certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $81,000, $77,000 and $74,000, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On July 20, 1999 and October 18, 1999, respectively, with the assistance of an investment bank, we completed the first and second closing of an offering of common stock at a per share price of $2.00, receiving gross proceeds of $3.1 million in this closing, less issuance costs of $271,000, from the private placement of 1,551,000 shares of common stock. The placement agent for the offering received warrants to purchase 165,721 shares of common stock at $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of common stock in lieu of certain sales commissions and expenses.

On July 20, 1999, and simultaneously with the first closing of the offering, our wholly-owned subsidiary Access Holdings, Inc. merged with and into Virologix Corporation, a Delaware corporation. As a result, Virologix became our wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into
0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase.

On June 18, 1998, in connection with the first closing of a private equity placement, we effected a recapitalization through a one-for-twenty reverse stock split of our common stock, $0.04 par value per share, which decreased the number of authorized shares of common stock from
60.0 million, at $0.04 par value per share, to 20.0 million shares, $0.01 par value per share, and decreased the authorized shares of our preferred stock from 10.0 million to 2.0 million. This recapitalization decreased the number of outstanding shares of our common stock from
approximately 41.5 million to 2.1 million.   All share numbers and
prices referenced in this registration statement have been adjusted to reflect the June 18, 1998 recapitalization.

               Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1999


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

In 1998, assisted by an investment bank, we raised an aggregate of $1,200,000 from the sale of 399,984 shares of common stock and warrants to purchase 399,984 shares of common stock at an exercise price of $3.00 per share. The placement agent received warrants to purchase 44,527 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 45,277 shares of common stock in lieu of certain sales commissions and expenses.

On June 18, 1998, assisted by the same investment bank, we raised an aggregate of $2.9 million from the first closing of a private placement of 953,573 shares of common stock at $3.00 per share. The placement agent for such offering received warrants to purchase 101,653 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 62,949 shares of common stock in lieu of certain sales commissions and expenses.

On July 30, 1998, again assisted by the same investment bank, we raised an aggregate of $900,000 from the second closing of a private placement of 300,000 shares of common stock at $3.00 per share. The placement agent for such offering received warrants to purchase 33,445 shares of common stock at $3.00 per share, in accordance with the offering terms and elected to receive 34,450 shares of common stock in lieu of certain sales commissions and expenses.

For 1998, issuance costs for all placements totaled $1,466,000, consisting of $405,000 cash payments for offering and legal expenses and the issuance of 142,676 shares of Common Stock valued at $385,000 and 179,625 warrants. The proceeds of the offerings were used to fund research and development, working capital and general corporate purposes.

Warrants

There were warrants to purchase a total of 991,689 shares of common stock outstanding at December 31, 1999. All the warrants were exercisable at December 31, 1999. The warrants had various prices and terms as follows:

In connection with the aforementioned offerings of common stock in 1999, warrants to purchase a total of 165,622 shares of common stock were issued. All of the warrants are exercisable immediately at $2.00 per share and expire five years from date of issuance.

In connection with the aforementioned merger with Virologix, we assumed warrants to purchase 27,145 shares of common stock. Virologix warrants were converted into 0.231047 Access warrants. All of the warrants are exercisable immediately at $12.98 per share and expire between March 24, 2002 and November 1, 2002.

During 1999, a financial advisor received warrants to purchase 100,000 shares of common stock at an exercise price of $2.93 per share at any time from March 26, 1999 until March 26, 2004, for financial consulting services rendered in 1999. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.42%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($249,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

                Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1999

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

During 1999, a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 1999 until January 1, 2003, for scientific consulting services rendered in 1999. The fair value of the warrants was $1.56 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility 122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($47,000) has been recorded as consulting expense and an increase to additional paid-in capital.

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

We also have warrants outstanding to purchase 6,795 shares of common stock at $3.00 per share. These warrants expire in September 2001.

During 1996, a shareholder received warrants to purchase 30,000 shares of common stock at an exercise price of $20.00 per share. These warrants expired on March 4, 2000.

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Three years ended December 31, 1999


NOTE 9 - STOCK OPTION PLANS

We have a stock option plan, as amended, (the "1995 Stock Awards
Plan"), under which 1,034,719 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. The 1995 Stock Awards Plan replaced the previously approved stock option plan
(the "1987 Stock Awards Plan") and API's stock option plan ("API
Stock Option Plan"). Options granted under the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options are generally granted with an exercise price equal to the market value at the date of grant.

At December 31, 1999, there were 401,719 additional shares available for grant under the 1995 Stock Awards Plan.

We apply APB Opinion No. 25 in accounting for our 1995 Stock
Awards Plan. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for employee stock options because the quoted market price of the underlying common stock did not exceed the exercise price of the option at the date of grant. Had we determined compensation cost based on the fair value at the grant date for its stock options issued after 1994 under SFAS No. 123, our net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                  December 31,
                                   ----------------------------------------
                                       1999          1998          1997
                                   ------------  ------------  ------------
Net loss
  As reported                      $(3,308,000)  $(3,397,000)  $(4,441,000)
  Pro forma                         (3,603,000)   (3,583,000)   (4,614,000)
Basic and diluted loss per share
  As reported                            ($.72)       ($1.28)       ($2.80)
  Pro forma                              ($.78)       ($1.35)       ($2.91)


The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 0% for all periods; volatility of 91%, 122%, and 129%; risk-free interest rates of 6.62%, 4.84% and 5.6% and expected lives of four years for all periods. The weighted average fair values of options granted were $1.37, $2.40 and $13.00 per share during 1999, 1998 and 1997, respectively.

                Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Three years ended December 31, 1999

NOTE 9 - STOCK OPTION PLANS - Continued

Summarized information for the 1995 Stock Awards Plan is as follows:


                                                        Weighted-
                                                         average
                                                        exercise
                                            Shares       price
                                         ------------  ----------
Outstanding options at January 1, 1997        31,499     $ 26.20
Granted                                        8,217       13.00
Forfeited                                     (7,566)     (27.60)
                                            ---------
Outstanding options at December 31, 1997      32,150       20.40

Granted                                      306,500        3.00
Forfeited                                    (32,150)     (20.40)
                                            ---------
Outstanding options at December 31, 1998     306,500        3.00

Granted                                      333,000        1.99
Forfeited                                     (6,500)      (1.46)
                                            ---------
Outstanding options at December 31, 1999     633,000        2.47
                                            =========


Exercisable at December 31, 1997               8,950       25.60
Exercisable at December 31, 1998             142,500        3.00
Exercisable at December 31, 1999             300,875        2.66


Further information regarding options outstanding at December 31, 1999 is summarized below:

                                                    Weighted average
                           Number of   Number of  --------------------
                             shares     shares    Remaining   Exercise
Range of exercise prices    granted   exercisable    life       price
------------------------   ---------   ---------   --------  ---------
$1.56-1.81                    8,000           0      10.0       $1.66
$2.00                       325,000     100,000      10.0        2.00
$2.08-2.94                    4,500       1,570       9.0        2.75
$3.00                       295,500     199,305       9.0        3.00
                            -------     -------
                            633,000     300,875
                            =======     =======

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Three years ended December 31, 1999


NOTE 9 - STOCK OPTION PLANS - Continued

All issued options and stock appreciation rights ("SAR's") under the 1987 Stock Awards Plan are vested and exercisable. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:


                                                             1987 Non- Weighted-
                                        Incentive            Employee  Average
                                          Stock              Director  Exercise
                                         Options    SAR's      Plan     Price
                                         --------  --------  --------  --------
Outstanding awards at January 1, 1997     39,864    10,197     8,910     $40.80
Forfeited                                 (1,125)        -    (3,660)     72.40
                                         --------  --------  --------
Outstanding awards at December 31, 1997   38,739    10,197     5,250      38.00

Forfeited                                 (6,153)   (2,500)   (2,750)    (47.75)
                                         --------  --------  --------
Outstanding awards at December 31, 1998   32,586     7,697     2,500      35.49

Forfeited                                 (5,081)        -         -     (41.77)
                                         --------  --------  --------
Outstanding awards at December 31, 1999   27,502     7,697     2,500      34.66
                                         ========  ========  ========

All options outstanding were exercisable at each year end.

Further information regarding options outstanding and exercisable at December 31, 1999 is summarized below:

                                      Weighted average
                                     -------------------
                          Number of  Remaining  Exercise
Range of exercise prices  of shares    life       price
------------------------  --------   --------   --------
$0.0                         7,697       3.7     $ 0.00
$17.50 - $24.00             14,128       4.4      18.77
$30.00 - $64.40              9,000       3.4      40.32
$78.80 - $102.60             6,874       3.0      98.71
                           -------
                            37,699
                           =======

                Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                    Three years ended December 31, 1999


NOTE 10 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                          1999         1998          1997
                                     ------------  ------------  ------------
Income taxes at U.S. statutory rate  $(1,124,000)  $(1,155,000)  $(1,510,000)
Change in valuation allowance             15,000     1,142,000     1,185,000
Items not deductible for tax             101,000        13,000       325,000
Expiration of net operating loss
  and general business credit
  carryforwards                        1,008,000             -             -
                                     ------------  ------------  ------------
Total tax expense                    $         -   $         -   $         -
                                     ============  ============  ============


Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets. The temporary differences that give rise to deferred tax assets were as follows:

                                                   December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Deferred tax assets
Net operating loss carryforwards     $18,438,000   $17,101,000   $14,266,000
General business credit carryforwards    456,000       443,000       434,000
Property and equipment                    42,000        24,000             -
                                     ------------  ------------  ------------
Gross deferred tax assets             18,936,000    17,568,000    14,700,000
Valuation allowance                  (18,936,000)  (17,568,000)  (14,700,000)
                                     ------------  ------------  ------------
Net deferred taxes                   $         -   $         -   $         -
                                     ============  ============  ============

During 1999, our gross deferred tax asset increased by $1,368,000 due to losses and a revision of prior years' net operating loss carryforwards of approximately $345,000. The valuation allowance was increased by a corresponding amount. Gross net operating loss and general business credit carryforwards of approximately $2,965,000 expired during 1999.

At December 31, 1999, we had approximately $54,230,000 of net operating loss carryforwards and approximately $1,340,000 of general business credit carryforwards. These carryforwards expire as follows:


      2000      $2,991,000
      2001       3,190,000
      2002       5,690,000
      2003       7,171,000
      2004       5,751,000
Thereafter      30,777,000
              ------------
              $ 55,570,000
              ============

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately
$3,100,000 to approximately $530,000 per year.

            Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Three years ended December 31, 1999


NOTE 11 - CONTINGENCIES

Our products will require clinical trials, U.S. Food and Drug
Administration approval, or approval of similar authorities internationally and acceptance in the marketplace after commercialization. Although we believe our patents and patent applications are valid, the invalidation of its major patents would have a material adverse effect upon its business. We compete with specialized biotechnology companies and major pharmaceutical companies. Many of these competitors have substantially greater resources than us.

We are not currently a party to any material legal proceedings.

NOTE 12 - SUBSEQUENT EVENT

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private offering, receiving gross proceeds of $12.0 million, less issuance costs of approximately $89,500, at a per share price of $2.50, from the private placement of 4,800,000 shares of common stock. The placement agent for the offering received warrants to purchase 459,806 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to receive approximately 520,000 shares of common stock in lieu of certain sales commissions and expenses.