Form 10-K/A
period 1999-12-31
ACCESS PHARMACEUTICALS INC
filed 2000-04-28
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A
                            AMENDMENT NO. 1

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                   or
/ / Transition Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                     Commission File Number 0-9314

                      ACCESS PHARMACEUTICALS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                                       83-0221517
-------------------------                     --------------------------
 (State of Incorporation)                     (I.R.S. Employer I.D. No.)


2600 Stemmons Freeway, Suite 176, Dallas, TX             75207
--------------------------------------------         ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 28, 2000 was approximately $68,387,000.

As of March 28, 2000 there were 10,946,433 shares of Access
Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Documents incorporated by reference are listed in the exhibit list.

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

Our directors and executive officers are as follows:

       Name                      Age                Title
-------------------------       -----    ----------------------------------
Herbert H. McDade, Jr.           73      Chairman of the Board of Directors

Kerry P. Gray                    47      President, Chief Executive Officer,
                                         Director

J. Michael Flinn                 66      Director

Stephen B. Howell, M.D.          55      Director

Max Link, Ph.D.                  59      Director

Howard P. Milstein               48      Director

Richard B. Stone                 57      Director

Preston Tsao                     54      Director

David P. Nowotnik, Ph.D.         51      Vice President Research & Development

Stephen B. Thompson              46      Vice President, Chief Financial
                                         Officer, Treasurer

Members of each class serve a term of three years until the respective annual meeting of stockholders and election and qualification of their successors. Dr. Link and Mr. Milstein are members of the Class 1 directors with their terms set to expire upon the annual meeting of stockholders in 2002. Dr. Howell and Messrs. Stone and Tsao are Class
2 directors with their terms set to expire upon the annual meeting of stockholders in 2000. Messrs. Gray, McDade and Flinn are Class 3 directors with their terms set to expire upon the annual meeting of stockholders in 2001. Each of our officers is selected by the board of directors for a term of one year. There is no family relationship among any of the directors or executive officers. There is no family relationship among any of the directors or officers.

Business and Experience of Directors

Mr. Herbert H. McDade, Jr. was elected to be one of our directors in 1988, and presently is Chairman of the board of directors. In February 1989, he was elected Vice-Chairman of the board of directors and our Chief Executive Officer. In June 1989, he was elected Chairman of the board of directors and Treasurer in addition to his responsibilities as Chief Executive Officer, and from 1990 to January 1996 he was our President. Mr. McDade served in such capacities until January 1996. He is also a member of the Audit & Finance Committee and Compensation Committee of the board of directors. He is currently President and Chief Executive Officer of the Thoma Corporation, a closely-held health care consulting company. In addition, he also serves on the boards of CytRx Corporation, Shaman Pharmaceuticals, Inc., Discovery Laboratories,
Inc. and Cell Path, Inc. From 1986 to 1987 he served as Chairman of the board of directors and President of Armour Pharmaceutical Co., a wholly-owned subsidiary of Rorer Group, Inc. Prior to 1986 he served for approximately 13 years in various executive positions at Revlon, Inc., including from 1979 to 1986, as President of the

International Division of the Revlon Health Care Group. He was also previously associated for twenty years in various executive capacities with The
Upjohn Company. From January 1989 to July 1995 he served on the board of Access Pharmaceuticals, Inc. of Texas.

Mr. Kerry P. Gray has been our President and a Chief Executive Officer and a director since January 1996. Prior to such time, from June 1993, Mr. Gray served as President and Chief Executive Officer of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, Mr.
Gray served as Vice President and Chief Financial Officer of
PharmaSciences, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand of Rhone-Poulenc Rorer, Inc. Prior to the Rorer/Rhone Poulenc merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. Previously, from January 1986 to May 1988, he was
Vice President, Finance of Rorer International Pharmaceuticals, having served in that same capacity for the Revlon Health Care Group of companies before their acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions in Revlon Health Care Group. Mr. Gray's experience in the pharmaceutical industry totals 25 years.

Mr. J. Michael Flinn has served as one of our directors since 1983. Mr. Flinn is also a member of the Audit & Finance Committee of the board of directors. Since 1970, he has been an investment counselor. Currently he is a consultant to the Operations Group of United Asset Management. Previously from 1970 to 1996 he was a principal with the investment counseling firm of Sirach Capital Management, Inc. He assisted in the management of pension, profit sharing, individual, corporate and foundation accounts totaling over $6.5 billion. He serves as a board member of Oridigm Corporation, Lonesome Dove Petroleum and Carroll College.

Stephen B. Howell, M.D. has served as one of our directors since 1996. Dr. Howell is also a member of the Compensation Committee. Dr.
Howell is a medical oncologist who is Professor of Medicine at the University of California, San Diego, and leader of the Cancer Pharmacology Program of the UCSD Cancer Center. Dr Howell also directs the Laboratory of Pharmacology and the Clayton Foundation
Drug Resistance Center at the UCSD Cancer Center. Amongst other awards and honors, Professor Howell is a recipient of the Milken Family Medical Foundation Award for Outstanding Work in the Field of Cancer Research, and has been listed in The Best Doctors in America since 1990. Acknowledged as a leading world expert in the field of cancer therapeutics, Professor Howell has published over 280 journal articles, and serves on the editorial boards of numerous medical journals.

Max Link, Ph.D. has been one of our directors since 1996. Dr. Link is also a member of the Compensation and Audit & Finance
Committees of the board of directors. He has held a number of executive positions with pharmaceutical and health care companies. Most recently, he served as Chief Executive Officer of Corange Limited, from May 1993 until June 1994. Prior to joining Corange, Dr. Link served in a number of positions with Sandoz Pharma Ltd., including Chief Executive Officer, from 1987 until April 1992, and Chairman, from April 1992 until May 1993. Dr. Link currently serves on the board of directors of eight other publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., CytRx Corporation, Discovery Laboratories, Inc., Human
Genome Sciences, Inc., Procept, Inc., Protein Design Labs, Inc. and Sulges Medica, Ltd. Dr. Link received his Ph.D. in Economics from the University of St. Gallen in 1970.

Mr. Howard P. Milstein was appointed as a director at the October
22, 1999 board meeting. Mr. Milstein is a Managing Partner of Milstein Properties, an investment builder active in both residential and commercial development primarily in New York City and a Managing Partner of Milstein Ventures. Mr. Milstein is Co-Chairman of the Emigrant Savings Bank and chairs Douglas Elliman-Beitler, a national commercial leasing and management company. As Chairman of Milford Hotel Corp., Mr. Milstein owns and operates hotels in New York. Mr. Milstein chairs the family communication activities, including cable and telephone activities and The Milford Advertising Agency. Mr. Milstein has a BA from Cornell University and a JD and MBA from Harvard University.

Mr. Richard B. Stone was appointed as a director at the October 22, 1999 board meeting. Mr. Stone is a Managing Director of Sunrise Securities Corp., an investment bank specializing in the life science and communications industries. Since 1974 Mr. Stone has been the Wilbur H. Friedman Professor of Tax Law at Columbia University where his responsibilities include teaching Federal Income Tax, Partnership Tax, Real Estate Tax and Business Planning. A graduate of Harvard College and Harvard Law School Mr. Stone served four years as Assistant Solicitor General of the United States.

Mr. Preston Tsao was appointed as a director at the October 22, 1999 board meeting. From January 1, 1995 through the date of this prospectus, Mr. Tsao has been Managing Director for Corporate
Finance of Sunrise Securities Corp., an investment bank specializing in the life science and communications industries. From 1993 to 1994, Mr. Tsao was Managing Director of D. Blech & Company, Inc., a venture capital and investment bank specializing in the biotech industry. Mr. Tsao received his BA at Princeton and a JD degree from Columbia University Law School.

Executive Officers

In addition to our executive officers who are also directors, set forth below is the business experience of our other executive officers.

David P. Nowotnik, Ph.D. has been Vice President Research and Development since November 1998. From 1994 until 1998, Dr.
Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers
Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Stephen B. Thompson has been Vice President since April 2000 and our Chief Financial Officer since January 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and 10% holders are required by SEC regulation to furnish us with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to us or written representatives from our directors and executive officers during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% holders for such year were complied with except for: Messrs.
Milstein, Stone and Tsao, each filed a late Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

Each director who is not also our employee receives a quarterly fee of $1,250, plus $1,000 for each board meeting which he attends and $500 for each committee meeting he attends as member of the Audit and Finance and/or Compensation Committees. Each committee
Chairman also receives $250 for each meeting he attends. In addition, we reimbursed each director, whether an employee or not, the expenses of attending board and committee meetings. Each non-employee director will also be entitled to receive stock options to purchase 5,000 shares of our common stock on the date of each annual meeting of stockholders and 20,000 shares of common stock when he/she is first appointed as a director.

Executive Compensation

The following table sets forth the aggregate compensation paid to our CEO and each of our executive officers whose aggregate salary and bonus exceeded $100,000 for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997.

                      Summary Compensation Table
                    ------------------------------
                                                                Long-term
                                   Annual Compensation       Compensation Awards
                                ---------------------------  -------------------
        Name and                                            Securities Underlying  All Other
    Principal Position           Year   Salary(1)  Bonus(2)       Options (#)     Compens.(3)
------------------------------  ------  ---------  --------  -------------------  -----------
Kerry P. Gray                    1999    $255,107   $     0        160,000         $ 4,150
President and CEO                1998     236,497         0        160,000           1,200
                                 1997     221,025         0              0             573

David P. Nowotnik, Ph.D.         1999    $171,155   $ 1,800         50,000         $ 2,287
Vice President Research          1998      21,359         0         50,000               0
  and Development (4)

Stephen B. Thompson              1999    $ 98,367   $ 5,960         20,000         $ 1,333
Vice President, Chief            1998      92,360         0         20,000               0
  Financial Officer              1997      87,750     4,000              0               0


(1)  Includes amounts deferred under our 401(k) Plan.

(2) Includes bonuses paid in the indicated year and earned in the preceding year.

(3) Amounts reported for fiscal year 1999 consist of: (i) amounts we contributed to our 401(k) Plan with respect to each named Executive Officer and (ii) premiums paid for life insurance and long-term disability for Mr. Gray only. Amounts reported for fiscal year 1998 and 1997 consist of premiums paid for life insurance and long-term disability for Mr. Gray only.

(4)  Dr. Nowotnik joined us on November 16, 1998.


Options Grants in 1999

                   Individual Option Grants In Last Fiscal Year
                  ----------------------------------------------


                         Number of     Percent of                        Potential Realizable
                         Securities  Total Options                        Value at Assumed
                         Underlying    Granted to   Exercise               Annual Rates of
                          Options     Employees in    Price   Expiration  Stock Appreciation
         Name            Granted #   Fiscal Year(1)  $/Sh(2)     Date     For Option Term(2)
-----------------------  ----------  --------------  -------  ----------  ------------------
                                                                             5%       10%
                                                                          -------   -------
Kerry P. Gray (3)          160,000        52%         $2.00    07/20/09    $201,000  $510,000

David P. Nowotnik (4)       50,000        15%         $2.00    07/20/09    $ 63,000  $159,000

Stephen B. Thompson (4)     20,000         6%         $2.00    07/20/09    $ 25,000  $ 64,000


(1) Based on an aggregate of 333,000 options granted to employees and non-employee board members in the fiscal year ended December 31, 1999, including options granted to the Named Executive.

(2) The exercise price of each grant is equal to the value of our common stock received in the private placement on the date of the grant which was determined by the Board of Directors to be the fair market value on such date.

(3) Mr. Gray had 100,000 options vest on the date of grant. The remaining 60,000 options vest 2.083% monthly commencing twelve months from the date of grant and are cumulatively exercisable 48 months after the date of grant.

(4) Dr. Nowotnik and Mr. Thompson's options vest 25% after twelve months and the remaining 75% vest 2.083% monthly commencing twelve months from the date of grant and are cumulatively exercisable 48 months after the date of grant.

(5) Potential realizable value is based on the assumption that the price per share of our common stock appreciates at the assumed annual rate of stock appreciation for the option term. There is no assurance that the assumed 5% and 10% annual rates of appreciation (compounded annually) will actually be realized over the term of the option. The assumed 5% and 10% annual rates are set forth in accordance with the rules and regulations adopted by the Securities and Exchange Commission and do not represent our estimate of stock price appreciation.

Option Exercises and Year-End Value Table

This table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999. Also reported are the values of "in-the-money" stock options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of our common stock.

             Aggregated Option Exercises In Last Fiscal Year And
                       Fiscal Year-End Option Values
            -----------------------------------------------------

                                                    Number of Securities  Value of Unexercised
                                                         Underlying       In-The-Money Options
                                                    Unexercised Options          ($)
                       Number of                    At Fiscal Year End    At Fiscal Year End
                     Shares Acquired    Value           Exercisable/          Exercisable/
Name                  On Exercise #   Realized ($)     Unexercisable         Unexercisable
-------------------   -------------   ------------   -----------------     ------------------
Kerry P. Gray               -              -          222,500 / 97,500       $0  /  $0

David P. Nowotnik           -              -           13,542 / 36,458       $0  /  $0

Stephen B. Thompson         -              -            7,500 / 12,500       $0  /  $0


(1) On December 31, 1999, the exercise price of all outstanding options held by such executive was greater than $2.00, the closing price of our stock on the OTC Bulletin Board.


Compensation Pursuant to Agreements and Plans

Employment Agreements

We are party to an employment agreement with Kerry P. Gray which expires March 31, 2001 and thereafter may be automatically renewed for successive one-year periods. Under this agreement, Mr. Gray is currently entitled to receive an annual base salary of $286,000 subject to adjustment by the board of directors. Mr. Gray is eligible to participate in all of our employee benefit programs available to executives. Mr. Gray is also eligible to receive:

* a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by the board of directors;

*  stock options at the discretion of the board of directors;

* long-term disability insurance to provide compensation equal to at least 60% of his annual base salary; and

*  term life insurance coverage of $400,000.

Mr. Gray is entitled to certain severance benefits in the event that we terminate his employment without cause or that Mr. Gray terminates his employment following a change of control. In the event that we terminate the employment agreement for any reason, other than for cause, Mr. Gray would receive the salary due for the remaining term of the agreement or 18 months, whichever is longer. We will also continue benefits for such period. In the event that Mr. Gray's employment is terminated within six months following a change in control or by Mr. Gray upon the occurrence of certain events following a change in control, Mr. Gray would receive two years salary and his target bonus. We will also continue payment of benefits for such period. The employment agreement contains a covenant not to compete with us for up to 18 months following the termination date. In the employment agreement, the term change of control is defined to mean when:

* persons who were Directors of the Company on April 1, 1998 no longer constitute a majority of the Board of Directors of the Company, or

* a person or group "beneficially owns" in the aggregate 50% or more of the outstanding shares of capital stock entitled to vote generally in the election of the Board of Directors, or

* there occurs a sale of all or substantially all of the business and/or assets of the Company.

We are party to an employment agreement with David P. Nowotnik, PhD which expires November 16, 2000 and thereafter may be automatically renewed for successive one-year periods. Under this agreement, Dr. Nowotnik is currently entitled to receive an annual base salary of $185,000 subject to adjustment by the board of directors. Dr. Nowotnik is eligible to participate in all of our employee benefit programs available to executives. Dr. Nowotnik is also eligible to receive:

* a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by the board of directors;

*  stock options at the discretion of the board of directors;

* long-term disability insurance to provide compensation equal to at least 60,000; and

*  term life insurance coverage of $25,000.

Dr. Nowotnik is entitled to certain severance benefits in the event that we terminate his employment without cause or that Dr. Nowotnik terminates his employment following a change of control. In the event that we terminate the employment agreement for any reason, other than for cause, Dr. Nowotnik would receive the salary due for 12 months. We will also continue benefits for such period. In the event that Dr. Nowotnik's employment is terminated within six months following a change in control or by Dr. Nowotnik upon the occurrence of certain events following a change in control, Dr.
Nowotnik would receive twelve months salary. We will also continue payment of benefits for such period. In the employment agreement, the term change of control is defined to mean when:

* a person or group "beneficially owns" in the aggregate 50% or more of the outstanding shares of capital stock entitled to vote generally in the election of the Board of Directors, or

* there occurs a sale of all or substantially all of the business and/or assets of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based solely upon information made available to us the following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 27, 2000 by (i) each person who is known by us to beneficially own more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all our executive officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.


                   Common Stock Beneficially Owned
                   -------------------------------

                                           Number
              Name                     of Shares (1)  % of Class
-------------------------------------  -------------  ----------
Herbert H. McDade. Jr. (2)                   81,707          *

Kerry P. Gray (3)                           301,040        2.6%

J. Michael Flinn (4)                         97,475          *

Stephen B. Howell (5)                       103,250          *

Max Link (6)                                 22,000          *

Howard P. Milstein (7)                      750,140        6.5%

Richard B. Stone (8)                        743,639        6.4%

Preston Tsao (9)                             27,761          *

David P. Nowotnik (10)                       19,791          *

Stephen B. Thompson (11)                     12,023          *

Larry Feinberg  (12)                      2,000,000       17.4%

All Directors and Executive Officers
as a group (consisting of 10 persons)     2,158,826       17.8%


* Less than 1%

(1) Includes our Common Stock held plus all options and warrants exercisable within 60 days after April 27, 2000. Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.

(2) Including presently exercisable options for the purchase of 12,000 shares of our Common Stock and 7,591 exercisable SARs pursuant to the 1987 Stock Option Plan and presently exercisable options for the purchase of 25,000 shares of our Common Stock pursuant to the 1995 Stock Option Plan. Also includes 1,000 shares of our Common Stock owned by Thoma Corporation of which Mr. McDade is the beneficial owner.

(3) Including presently exercisable options for the purchase of 230,000 shares of our Common Stock pursuant to the 1995 Stock Option Plan.

(4) Including presently exercisable options for the purchase of 22,500 shares of our Common Stock pursuant to the 1995 Stock Option Plan.

(5) Including presently exercisable options for the purchase of 750 and 20,500 shares of our Common Stock pursuant to the 1987 Stock Option Plan and 1995 Stock Option Plan, respectively, and warrants to purchase 30,000 shares of our Common Stock at an exercise price of $3.00 per share and warrants to purchase 30,000 shares of our Common Stock at an exercise price of $2.50 per share.

(6) Including presently exercisable options for the purchase of 20,000 shares of our Common Stock pursuant to the 1995 Stock Option Plan.

(7)  Mr. Howard P. Milstein, c/o Douglas Elliman, 575 Madison
     Avenue, New York, NY 10022, beneficially owns 738,588 shares of our Common Stock and has warrants to purchase 11,552 shares of our Common Stock at $12.98 per share with expiration of April 30, 2002, is known to be the beneficial owner of more than five percent of our Common Stock. The information set forth in this footnote is based on a Schedule 13D filed by Mr. Milstein on October 5, 1999.

(8)  Mr. Richard B. Stone, 44 West 77th Street, New York, New
     York, 10024, owns 574,174 shares of our Common Stock and has warrants to purchase 98,473 shares of our Common Stock at $3.00 per share with expiration dates between April 1 and July 20, 2004 and has warrants to purchase 70,992 shares of our Common Stock at $2.00 per share with an expiration date of July 20, 2004. Mr. Stone is known to be the beneficial owner of more than five percent of our Common Stock. The information set forth in this footnote is based on a Schedule 13D filed by Mr. Stone on November 2, 1999 and from our shareholder records.

(9) Including presently exercisable warrants for the purchase of 11,015 shares of our Common Stock at $3.00 per share with expiration dates between April 1 and July 30, 2003 and presently exercisable warrants for the purchase of 15,310 shares of Common Stock at $2.00 per share with the expiration date of July 20, 2004.

(10) Including presently exercisable options for the purchase of 19,791 shares of our Common Stock pursuant to the 1995 Stock
     Option Plan.

(11) Including presently exercisable options for the purchase of 10,000 shares of our Common Stock pursuant to the 1995 Stock
     Option Plan.

(12) Larry N. Feinberg and affiliates, Oracle Partners, L.P., Oracle Institutional Partners, L.P. and Oracle Investment Management, Inc., 712 Fifth Avenue, 45th Floor, New York, NY 10019 is known to be the beneficial owner of more than five percent of our Common Stock. The information set forth in this footnote is based on a Schedule 13G filed by Mr. Feinberg on April 12, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Herbert H. McDade, Jr. In consideration for the termination of his employment with the pre-merger Access, Mr. McDade and Access entered into an agreement on October 4, 1995, pursuant to which, among other things:

* Mr. McDade became a consultant to Access, providing consulting services to Access at least four days each month;

*   Mr. McDade is paid a base of $1,500 per day of consulting; and

* the period for exercise of all options owned by Mr. McDade was extended from three months after the termination of his employment with Access to the expiration of the option.

During 1999, 1998 and 1997, Thoma Corporation, of which Mr.
McDade is a principal, was paid an aggregate amount of $216,000 in consulting fees.

Richard B. Stone.  Mr. Stone is a managing director of Sunrise
Securities Corp., which acted as a placement agent in the private placements of our common stock in 1999 and 1998 in connection with such private placements. Mr. Stone received the following:

                                        Exercise
        Year      Shares     Warrants    Price
       ------   ---------   ---------   -------
        1999     101,225     165,722      $2.00
        1998     109,904      98,474      $3.00

Until August 1, 2001, Sunrise has the right to designate one individual for election to our board of directors and, if Sunrise exercises such right, we are required to use our best efforts to cause their nominee to be elected. In addition, if Sunrise does not exercise their right, we shall permit a representative of Sunrise to attend and observe all board of directors meetings.
Preston Tsao. Mr. Tsao is Managing Director for Corporate Finance of Sunrise Securities Corp., which acted as a placement agent in the private placements of our common stock in 1999 and 1998 in connection with such private placements. Mr. Tsao received the following:

                                          Exercise
        Year      Shares     Warrants      Price
       ------   ---------   -----------   --------
        1999           -      15,310         $2.00
        1998           -      11,015         $3.00

Until August 1, 2001, Sunrise has the right to designate one individual for election to our board of directors and, if Sunrise exercises their right, we are required to use our best efforts to cause their nominee to be elected. In addition, if Sunrise does not exercise their right, we shall permit a representative of Sunrise to attend and observe all board of directors meetings.

Stephen B. Howell, MD. Dr. Howell, one of our directors, also serves as a scientific consultant. The consulting agreement provides for a minimum of two days consulting per month at a rate of $5,417 per month plus expenses. Dr. Howell has also received warrants to purchase 30,000 shares of our common stock at $3.00 per share that can be exercised until January 1, 2003. During 1999, 1998 and 1997, Dr. Howell was paid an aggregate amount of $72,000 in consulting fees.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACCESS PHARMACEUTICALS, INC.


Date April 28, 2000            By:  /s/ Kerry P. Gray
                                   ------------------
                                    Kerry P. Gray
                                    President and Chief Executive Officer

Date April 28, 2000            By:  /s/ Stephen B. Thompson
                                   ------------------------
                                    Stephen B. Thompson
                                    Vice President, Chief Financial Officer,
                                    Treasurer