Form 10-Q
period 2000-03-31
ACCESS PHARMACEUTICALS INC
filed 2000-05-15
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common stock outstanding as
of May 12, 2000                       11,467,338  shares, $0.01 par value
   ------------                       ----------

                       Total No. of Pages 10

                   PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (together with its subsidiaries) is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We have proprietary patents or rights to five technology platforms:
synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, Access' partner Block Drug Company, or Block, is marketing in the United States, Aphthasol RTM, the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this produce in additional clinical indications. We have licensed the rights to amlexanox for the treatment of canker sores from Block for certain countries excluding the U. S. and the worldwide rights for certain additional indications including mucositis and oral diseases.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to our research and development focus, uncertainties associated with research and development activities, uncertainty associated with preclinical and clinical testing, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, and other risks detailed in our reports filed under the Securities Exchange
Act, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 1999.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. No assurance can be given that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2000, our accumulated deficit was $27,533,000 of which $8,894,000 was the result of the write-off of purchased research.

RECENT DEVELOPMENTS

On March 28, 2000, our application for listing on the American
Stock Exchange, or AMEX was approved and we began trading on AMEX on March 30, 2000 under the symbol AKC.

On March 1, 2000, with the assistance of an investment bank, we completed the closing of an offering, at a per share price of $2.50, receiving gross proceeds of $12.0 million from the private placement of 4.8 million shares of common stock. The placement agent for the offering received warrants to purchase
382,315 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to purchase
520,905 shares of common stock in lieu of certain sales commissions.

On February 25, 2000 we signed licensing agreements granting Mipharm S.p.A. marketing and manufacturing rights for amlexanox for numerous indications including the prevention and treatment of canker sores and mucositis, oral lichen planus and atopic dermatitis. These agreements cover Italy, Switzerland, Turkey and Lebanon.

The licensing agreements relate to the 5% paste formulation, approved in the United States for the treatment of canker sores, which is in the regulatory process in Europe; the OraDisc TM formulation which is in Phase III clinical development for the prevention and treatment of canker sores; OraRinse TM which has commenced Phase II clinical evaluation for the prevention and treatment of mucositis; the 5% amlexanox cream formulation which is scheduled to commence Phase II studies mid year for the treatment for atopic dermatitis; and a 5% amlexanox gel for the treatment of oral lichen planus, which is planned to commence Phase II clinical studies in the second half of this year. Additionally, we granted manufacturing rights for Europe to Mipharm for the products covered by the agreements.

Under the terms of the agreements, Mipharm will make an equity investment in Access, pay upfront licensing fees, make milestone payments and Access will receive a percentage of the product sales made in the territory. Mipharm has the option to license in the territory other Access product developments in the fields of Dermatology and Gynecology.


Liquidity and Capital Resources

As of March 31, 2000, our principal source of liquidity was $14,379,000 of cash and cash equivalents, short term investments and certificates of deposits. Working capital as of March 31, 2000 was $10,267,000, representing an increase in working capital of $10,179,000 as compared to the working capital as of December 31, 1999 of $88,000. The increase in working capital was due to the funds received from the March 1, 2000 private placement and the receipt of funds for a private placement scheduled to close in the second quarter.

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit as of March 31, 2000 of $27,533,000. We have funded our operations primarily through private sales of common stock, contract research payments from corporate alliances and mergers.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through the year 2002. We are dependent on raising additional capital to fund further development of our technology and to implement our business plan. Such dependence will continue at least until we begin marketing products resulting from our development activities.

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

* the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

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


                          First Quarter 2000
                             Compared to
                          First Quarter 1999

Total research spending for the first quarter of 2000 was $603,000, as compared to $377,000 for the same period in 1999, an increase of $226,000. The increase in expenses was the result of:

* clinical development costs for amlexanox product development projects for OraRinse TM ($128,000) and OraDisc TM
   ($72,000);

* external development costs for the polymer platinate project ($63,000);

*  moving expenses for scientific personal ($48,000); and

*  other projects ($18,000).

The increase was partially offset by:

*  lower scientific consulting expenses ($69,000);

*  lower salary and related expenses ($15,000); and

*  other net decreases ($19,000).

Research spending is expected to increase in future quarters as we intend to hire additional scientific and clinical staff and will commence additional clinical trials to develop our product candidates.

Total general and administrative expenses were $386,000 for the first quarter of 2000, an increase of $3,000 as compared to the same period in 1999. The increase in spending was due primarily to the following:

*  higher travel and entertainment costs ($14,000);

*  higher salary expenses ($11,000); and

*  higher patent costs ($10,000).

The increases were partially offset by:

*  lower shareholder expenses ($17,000);

*  lower professional fees ($11,000); and

*  other net decreases ($4,000).

Depreciation and amortization was $111,000 for the first quarter 2000 as compared to $47,000 for the same period in 1999 reflecting an increase of $64,000. The increase in amortization is due to:

* amortization of goodwill of $61,000 recorded as a result of the purchase of Virologix Corporation;

*  amortization of licenses totaling $26,000; offset by,

* lower depreciation reflecting that some major assets have been fully depreciated.

Interest and miscellaneous income was $65,000 for the first quarter of 2000 as compared to $13,000 for the same period in 1999, an increase of $52,000. The increase in interest income was due to higher cash balances in 2000.

Net loss in the first quarter of 2000 was $1,080,000 or a $0.14 basic and diluted loss per common share compared with a loss of $799,000, or a $0.23 basic and diluted loss per common share for the same period in 1999.

                     PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2   CHANGES IN SECURITIES

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private offering to individual accredited investors, at a per share price of $2.50, receiving gross proceeds of $12.0 million from the private placement of 4.8 million shares of common stock. The placement agent for the offering received warrants to purchase 382,315 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to purchase 520,905 shares of common stock in lieu of certain sales commissions.
The shares issued in the Private Placement have not been registered; however, a registration statement for the resale of such shares is required to be filed within 90 days after the final closing of the Private Placement. The Company relied on
Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used to fund research and development, working capital, acquisitions of complementary companies or technologies and general corporate purposes.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:    10.22   Sales Agency Agreement
             10.23   Registration Rights Agreement
             27.1    Financial Data Schedule

Reports on Form 8-K:

None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.


Date:   May 15, 2000          By:  /s/ Kerry P. Gray
                                 -------------------------
                              Kerry P. Gray
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:   May 15, 2000          By:  /s/ Stephen B. Thompson
                                 -------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                  Condensed Consolidated Balance Sheets

                                              March 31, 2000  December 31, 1999
                                              --------------   --------------
      Assets                                    (unaudited)
Current assets
  Cash and cash equivalents                    $  3,419,000     $    869,000
  Short term investments                          6,645,000                -
  Certificates of deposit                         4,315,000                -
  Accounts receivable                               212,000           88,000
  Prepaid expenses and other current assets          85,000          117,000
                                              --------------   --------------
Total current assets                             14,676,000        1,074,000

Property and equipment, at cost                   1,054,000        1,016,000
  Less accumulated depreciation                    (932,000)        (908,000)
                                              --------------   --------------
                                                    122,000          108,000

Licenses, net                                       973,000          899,000

Investments                                         150,000          150,000

Goodwill, net                                     2,300,000        2,361,000

Other assets                                          8,000            8,000
                                              --------------   --------------
Total assets                                   $ 18,229,000     $  4,600,000
                                              ==============   ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses        $    830,000     $    728,000
  Accrued insurance premiums                         23,000           77,000
  Deposits received for private placement         2,967,000                -
  Deferred revenues                                 583,000          155,000
  Current portion of obligations
    under capital leases                              6,000           26,000
                                              --------------   --------------
Total current liabilities                         4,409,000          986,000
                                              --------------   --------------

Commitments and contingencies                             -                -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                            -                -
  Common stock - $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding, 11,467,338
    at March 31, 2000 and 6,089,763
    at December 31,1999                             115,000           61,000
  Additional paid-in capital                     40,488,000       30,006,000
  Treasury stock, 250,000 shares                    750,000                -
  Deficit accumulated during the
    development stage                           (27,533,000)     (26,453,000)
                                              --------------   --------------
Total stockholders' equity                       13,820,000        3,614,000
                                              --------------   --------------

Total liabilities and stockholders' equity     $ 18,229,000     $  4,600,000
                                              ==============   ==============

       The accompanying notes are an integral part of these statements

            Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

           Condensed Consolidated Statements of Operations
                              (unaudited)

                                                                  February 24,
                                    Three Months ended March 31,     1988
                                     --------------------------   (inception) to
                                         2000          1999      March 31, 2000
                                     ------------  ------------  -------------
Revenues
Research and development             $         -   $         -   $  2,711,000
Option income                                  -             -      2,164,000
Licensing revenues                             -             -        325,000
                                     ------------  ------------  -------------
   Total revenues                              -             -      5,200,000
                                     ------------  ------------  -------------

Expenses
Research and development                 603,000       377,000     12,576,000
General and administrative               386,000       383,000     10,184,000
Depreciation and amortization            111,000        47,000      1,665,000
Write-off of excess purchase price             -             -      8,894,000
                                     ------------  ------------  -------------
   Total expenses                      1,100,000       807,000     33,319,000
                                     ------------  ------------  -------------

Loss from operations                  (1,100,000)     (807,000)   (28,119,000)
                                     ------------  ------------  -------------

Other income (expense)
Interest and miscellaneous income         65,000        13,000        950,000
Interest expense                          (2,000)       (5,000)      (194,000)
                                     ------------  ------------  -------------
                                          63,000         8,000        756,000
                                     ------------  ------------  -------------

Loss before income taxes              (1,037,000)     (799,000)   (27,363,000)

Provision for income taxes                43,000             -        170,000
                                     ------------  ------------  -------------
Net loss                             $(1,080,000)  $  (799,000)  $(27,533,000)
                                     ============  ============  =============

Basic and diluted loss per
   common share                           $(0.14)       $(0.23)

Weighted average basic and diluted
   common shares outstanding           7,753,514     3,429,402
                                     ============  ============

      The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

           Condensed Consolidated Statements of Cash Flows
                             (unaudited)

                                                                   February 24,
                                     Three Months ended March 31,      1988
                                      --------------------------  (inception) to
                                          2000          1999      March 31, 2000
                                      ------------  ------------  -------------
Cash flows form operating activities:
Net loss                              $(1,080,000)  $  (799,000)  $(27,533,000)
 Adjustments to reconcile net loss
 to cash used in operating activities:
  Write-off of excess purchase price            -             -      8,894,000
  Warrants issued in payment of
    consulting expenses                         -        47,000        865,000
  Research expenses related to
    common stock granted                        -             -        100,000
  Depreciation and amortization           111,000        47,000      1,665,000
  Deferred revenue                        428,000        88,000        473,000
  Licenses                               (100,000)            -       (525,000)
  Change in operating assets and
      liabilities:
    Accounts receivable                  (124,000)      (12,000)      (213,000)
    Prepaid expenses and other
      current assets                       32,000         9,000        (86,000)
    Other assets                                -             -         (6,000)
    Accounts payable and
      accrued expenses                     48,000        45,000         91,000
                                      ------------  ------------  -------------
Net cash used in operating activities    (685,000)     (575,000)   (16,275,000)
                                      ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                     (38,000)            -     (1,211,000)
 Sales of capital equipment                     -             -         15,000
 Purchase of short term investments
   and certificates of deposit        (10,960,000)            -    (10,960,000)
 Purchase of treasury stock
   from shareholder                      (750,000)            -       (750,000)
 Purchase of Virologix                          -             -       (102,000)
 Purchase of Tacora, net of cash acquired       -             -       (124,000)
 Other investing activities                     -             -       (150,000)
                                      ------------  ------------  -------------
Net cash used in investing activities (11,748,000)            -    (13,282,000)
                                      ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable                    -             -        721,000
 Payments of principal on obligations
   under capital leases                   (20,000)      (25,000)      (744,000)
 Cash acquired in merger with Chemex            -             -      1,587,000
 Deposits received for
   private placement                    2,967,000             -      2,967,000
 Proceeds from stock issuances, net    12,036,000             -     28,445,000
                                      ------------  ------------  -------------
Net cash provided by (used in)
  financing activities                 14,983,000       (25,000)    32,976,000
                                      ------------  ------------  -------------

Net increase (decrease) in cash and
   cash equivalents                     2,550,000      (600,000)     3,419,000

Cash and cash equivalents at
   beginning of period                    869,000     1,487,000              -
                                      ------------  ------------  -------------

Cash and cash equivalents at
   end of period                      $ 3,419,000   $   887,000   $  3,419,000
                                      ============  ============  =============


Cash paid for interest                $     2,000   $     5,000   $    191,000
Cash paid for income taxes                 43,000             -        170,000

Supplemental disclosure of noncash
   transactions
 Payable accrued for fixed asset
   purchase                           $         -   $         -         47,000
 Elimination of note payable to Chemex
   Pharmaceuticals due to merger                -             -        100,000
 Stock issued for license on patents            -             -        500,000
 Equipment purchases financed through
   capital leases                               -             -         82,000
 Net liabilities assumed in acquisition
   of Tacora Corporation                        -             -        455,000
 Acquisition of Virologix Corporation
   Assets acquired including goodwill           -             -      2,571,000
   Liability assumed                            -             -       (469,000)
   Stock issued                                 -             -     (2,000,000)


      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

           Notes to Condensed Consolidated Financial Statements
                Three Months Ended March 31, 2000 and 1999
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1999 contains financial information taken from the audited financial statements as of that date.

(2)   Private Placement

On March 1, 2000, with the assistance of an investment bank, we completed the closing of an offering, at a per share price of $2.50, receiving gross proceeds of $12.0 million from the private placement of 4.8 million shares of common stock. The placement agent for the offering received warrants to purchase
382,315 shares of common stock at $2.50 per share, in accordance with the offering terms and elected to purchase
520,905 shares of common stock in lieu of certain sales commissions.

(3)   Licensing and Investment Agreements

On February 25, 2000 we signed licensing agreements granting Mipharm S.p.A. marketing and manufacturing rights for amlexanox for numerous indications including the prevention and treatment of canker sores and mucositis, oral lichen planus and atopic dermatitis. These agreements cover Italy, Switzerland, Turkey and Lebanon.

We also signed an Investment Agreement with Mipharm. Under the terms of the agreement, Mipharm will make equity investments in Access in the aggregate of 142,857 shares of common stock for $500,000 on August 25, 2000 and February 25, 2001. Mipharm is also granted an option to purchase an additional $500,000 of common stock at a price to be negotiated in the future.