Form 10-Q
period 2000-06-30
ACCESS PHARMACEUTICALS INC
filed 2000-08-14
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2000, was 12,091,469 shares of Common Stock, $0.01 par value per share.



                        Total No. of Pages   13
                                           ------

                    PART I -- FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. Together with our subsidiaries, we have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, ResiDerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, Access' partner Block Drug Company, or Block, is marketing in the United States Aphthasol TM, the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed the rights to amlexanox for the treatment of canker sores from Block for certain countries excluding the U. S. and the worldwide rights for certain additional indications including mucositis and oral diseases.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. No assurance can be given that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2000, our accumulated deficit was $28,979,000 of which $8,894,000 was the result of the write-off of purchased research.

RECENT DEVELOPMENTS

On July 21, 2000, we initiated a voluntary odd-lot stock buy-back program through which stockholders who own 25 or fewer shares of our common stock, or Small-lot Stockholders, may elect to tender their shares for sale to Access. Under this program, we will repurchase the shares held by Small-lot Stockholders who validly tender their shares to us pursuant to the terms of the odd-lot stock buy-back program. The per share purchase price to be paid by Access to each participating Small-lot Stockholder for each share validly tendered by such Small-lot Stockholder pursuant to the terms of the odd-lot stock buy-back program will be the closing price of our common stock, as quoted on the American Stock Exchange, on the date that a completed package, addressed to Access and containing the Small-lot Stockholder's original stock certificate(s) and a signed and properly completed Letter of Transmittal, is post dated. This odd-lot stock buy-back program will remain available to Small-lot Stockholders until November 30, 2000.

On June 26, 2000 the Food and Drug Administration (FDA) cleared our Investigational New Drug Application (IND) to commence Phase III clinical development in the United States for OraDiscTM for the treatment of canker sores. OraDiscTM, a polymer disc formulation which adheres to the disease site and slowly erodes, locally releasing the drug, is potentially an improved delivery vehicle for the oral delivery of amlexanox. Utilizing this technology, it is anticipated that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product. Previously, in April 2000, the FDA cleared our IND to commence a clinical trial program for OraDiscTM and the initial irritation study conducted under the IND has been successfully completed. The Phase III trial will be conducted at 15 centers in the United States and one site in Europe. The clinical trial will be a double-blind placebo controlled study with a no treatment arm which will evaluate the ability of OraDiscTM to accelerate healing and reduce pain once a canker sore has developed. This study has a similar design to the studies conducted with the 5% amlexanox oral paste where the product was proven effective accelerating healing and reducing pain. Currently, a Phase III clinical study is being conducted in Northern Ireland to evaluate OraDiscTM for the prevention of canker sores by applying the product at the first sign or symptom of the disease.

During the second quarter we completed two self-managed private placement sales of our common stock, pursuant to which we sold
250,000 and 507,750 shares of our common stock at per share prices of $3.00 and $5.00. We received gross proceeds of $3.3 million from these sales. In addition, on March 1, 2000, with the assistance of an investment bank, we completed the closing of a separate private placement offering of 4.8 million shares of common stock, at a per share price of $2.50, for which we received gross proceeds of $12.0 million. In accordance with the offering terms of this $12.0 million private placement, the placement agent for the offering received warrants to purchase 382,315 shares of our common stock at $2.50 per share, and elected to receive 520,905 shares of common stock in lieu of certain sales commissions. The funds from the private placements will be used principally to support our operations and to fund clinical development of the Company's portfolio of product candidates, exclusive of any funds received from strategic partners, for approximately 30 months. We registered the shares issued in each of the private placements on a Form S-3 registration statement that we initially filed with the Securities and Exchange Commission on May 25, 2000.

On March 28, 2000, our application for listing on the American
Stock Exchange, or AMEX, was approved and we began trading on AMEX on March 30, 2000 under the symbol AKC.

On February 25, 2000 we signed licensing agreements with Mipharm S.p.A. Pursuant to these agreements, we granted to Mipharm marketing and manufacturing rights for amlexanox for numerous indications including the prevention and treatment of canker sores and mucositis, oral lichen planus and atopic dermatitis. We also granted manufacturing rights for Europe to Mipharm for the products covered by the agreements. These licensing agreements cover Italy, Switzerland, Turkey and Lebanon and relate to:

       * the 5% paste formulation, approved in the United States for the treatment of canker sores, which is in the regulatory process in Europe;

       * the OraDiscTM formulation which is in Phase III clinical development for the prevention and treatment of canker sores;

       * OraRinseTM which has commenced Phase II clinical evaluation for the prevention and treatment of mucositis;

       * the 5% amlexanox cream formulation for the treatment for atopic dermatitis; and

       * a 5% amlexanox gel for the treatment of oral lichen planus, both of which are planned to commence Phase II clinical studies in the second half of this year.

Mipharm also has the option to license other Access product developments in the fields of Dermatology and Gynecology in the territory covered by the license agreements. In addition, under the terms of the agreements, Mipharm will pay up-front licensing fees and make milestone payments and Access will receive a percentage of the product sales made in the territory. Moreover, pursuant to an Investment Agreement with Mipharm, Mipharm will make equity investments in Access in 2000 and 20001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our principal source of liquidity was $13,518,000 of cash and cash equivalents, short term investments and certificates of deposits. Working capital as of June 30, 2000 was $12,253,000, representing an increase in working capital of $12,165,000 as compared to the working capital as of December 31, 1999 of $88,000. The increase in working capital was due to the funds received from our March 2000 and May 2000 private placements and licensing revenues.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2000 of $28,979,000. We have funded our operations primarily through private sales of common stock, contract research payments from corporate alliances and mergers.

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

We will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

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

Second Quarter 2000 Compared to Second Quarter 1999.

Total research spending for the second quarter of 2000 was $1,069,000, as compared to $316,000 for the same period in 1999, an increase of $753,000. The increase in expenses was the result of:

       * clinical development and product development costs for amlexanox projects OraRinseTM ($185,000), OraDiscTM
          ($274,000) and amlexanox cream ($52,000);

       * external development costs for our polymer platinate project ($226,000); and

       *  other net increases ($16,000).

We expect that research spending will increase and remain higher than prior years' quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $487,000 for the second quarter of 2000 as compared to $529,000 for the same period in 1999, a decrease of $42,000. The change in spending for the periods was due primarily to the following:

       *   higher salary and bonus payments ($123,000);

       * higher legal and accounting expenses ($98,000) due to an adjustment in the second quarter of 1999; and

       *  other net increases ($25,000).

Those increases were partially offset by:

       *  lower warrant expenses ($263,000); and

       *  lower patent costs ($25,000).

Depreciation and amortization was $112,000 for the second quarter 2000 as compared to $46,000 for the same period in 1999, reflecting an increase of $66,000. The increase in amortization is due to:

       * amortization of goodwill of $61,000 recorded as a result of the purchase of Virologix Corporation;

       *  amortization of licenses totaling $26,000; offset by,

       * lower depreciation reflecting that some major assets have been fully depreciated.

Interest and miscellaneous income was $223,000 for the second quarter of 2000 as compared to $6,000 for the same period in 1999, an increase of $217,000. The increase in interest income was due to higher cash and short-term investment balances in 2000.

Net loss in the second quarter of 2000 was $1,446,000, or a $0.13 basic and diluted loss per common share, compared with a loss of $888,000, or a $0.26 basic and diluted loss per common share, for the same period in 1999.

Six Months ended June 30, 2000 Compared to Six Months ended June 30, 1999.

Total research spending for the six months ended June 30, 2000 was $1,672,000, as compared to $693,000 for the same period in 1999, an increase of $979,000. The increase in expenses was the result of:

       * clinical development and product development costs for amlexanox projects OraRinseTM ($325,000),
           OraDiscTM ($319,000) and amlexanox cream ($48,000);

       *   external development costs for our polymer platinate project
           ($246,000);

       *   moving expenses for scientific personal ($50,000); and

       *   other hiring costs ($27,000).

The increase was partially offset by:

       *   lower scientific consulting expenses for general projects
           ($20,000); and

       *   other net decreases ($16,000).

Research spending is expected to increase and remain higher than prior years' quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $873,000 for the six months ended June 30,

2000, a decrease of $39,000 as compared to the same period in 1999. The decrease in spending was due primarily to lower warrant costs ($260,000). This decrease were partially offset by:

      *  higher salary and bonus expenses ($134,000);

      *  higher listing fees due to listing on the American Stock
         Exchange ($38,000);

      *  higher legal and accounting expenses ($32,000); and

      *  higher net other increases ($17,000).

Depreciation and amortization was $223,000 for the six months ended June 30, 2000 as compared to $93,000 for the same period in 1999, an increase of $130,000. The increase in amortization is due to the amortization of goodwill of $123,000 recorded as a result of the purchase of Virologix Corporation and the amortization of licenses totaling $52,000, offset by lower depreciation reflecting that some major assets have been fully depreciated.

Interest and miscellaneous income was $288,000 for the six months ended June 30, 2000 as compared to $19,000 for the same period in 1999, an increase of $269,000. The increase in interest income was due to higher cash balances in 2000.

Accordingly, these factors resulted in a loss for the six months ended June 30, 2000 of $2,526,000, or a $0.26 basic and diluted loss per common share.

                    PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 2  CHANGES IN SECURITIES

        On May 24, 2000 we completed two self-managed private placement sales of our common stock, pursuant to which we sold 250,000 and 507,750 shares of our common stock at per share prices of $3.00 and $5.00. We received gross proceeds of $3.3 million from these sales. We registered the shares issued in our May 2000 private placements on a Form S-3 registration statement that we initially filed with the Securities and Exchange Commission on May 25, 2000. The Company relied on
        Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds From the private placement will be used primarily to fund clinical development of the Company's portfolio of product candidates.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

        The annual meeting of stockholders was held on June 26, 2000 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

        * Three directors were reelected for three year terms with the following votes:

            Stephen B. Howell, MD; 5,897,770 - For; and
            207,853 - Withheld Authority

            Richard B. Stone; 5,897,770 - For; and 207,853
            - Withheld Authority

            Preston Tsao; 5,897,767 - For; and 207,855 -
            Withheld Authority

         * The terms of office as a director of Access of each of Herbert H. McDade, Jr., Kerry
            P. Gray, Max Link and J. Michael Flinn
            continued after the meeting.

         *  A proposal to amend the Company's
            certificate of incorporation increasing the number of authorized shares from
            20,000,000 to 50,000,000 was approved
            with 5,829,950 - For; 269,924 - Against;
            and 5,748 - Abstain.

         *  A proposal to amend the Company's 1995
            stock option plan, as amended, to increase the number of shares issuable under this plan to 2,000,000 shares was approved with 4,992,016 - For; 266,752 - Against; and 3,224 - Abstain.

         *  A proposal to ratify the appointment of
            Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2000 was approved with 5,976,664 - For; 3,266 -
            Against; and 125,692 - Abstain.


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


                              ACCESS PHARMACEUTICALS, INC.


Date: August 14, 2000         By: /s/ Kerry P. Gray
                                 ------------------------
                              Kerry P. Gray
                              President and Chief Executive Officer

Date: August 14, 2000         By: /s/ Stephen B. Thompson
                                 ------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                 Condensed Consolidated Balance Sheets

                                            June 30, 2000   December 31, 1999
                                            --------------   --------------
       ASSETS                                 (unaudited)
Current assets
  Cash and cash equivalents                  $    999,000     $    869,000
  Short term investments                        8,204,000                -
  Certificates of deposit                       4,315,000                -
  Accounts receivable                              40,000           88,000
  Accrued interest receivable                     100,000                -
  Prepaid expenses and other current assets        71,000          117,000
                                            --------------   --------------
Total current assets                           13,729,000        1,074,000

Property and equipment, at cost                 1,079,000        1,016,000
  Less accumulated depreciation and
    amortization                                 (956,000)        (908,000)
                                            --------------   --------------
                                                  123,000          108,000

Licenses, net                                     947,000          899,000

Investments                                       150,000          150,000

Goodwill, net                                   2,238,000        2,361,000

Other assets                                        8,000            8,000
                                            --------------   --------------
Total assets                                 $ 17,195,000     $  4,600,000
                                            ==============   ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses      $    890,000     $    728,000
  Accrued insurance premiums                        3,000           77,000
  Deferred revenues                               583,000          155,000
  Current portion of obligations
    under capital leases                                -           26,000
                                            --------------   --------------
Total current liabilities                       1,476,000          986,000
                                            --------------   --------------

Commitments and contingencies                           -                -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                          -                -
  Common stock - $.01 par value;
    authorized 50,000,000 shares;
    issued, 12,265,998 at June 30, 2000
    and 6,089,763 at December 31, 1999            120,000           61,000
  Additional paid-in capital                   43,828,000       30,006,000
  Treasury stock, 250,000 shares
    at June 30, 2000                              750,000                -
  Deficit accumulated during
    the development stage                     (28,979,000)     (26,453,000)
                                            --------------   --------------
Total stockholders' equity                     15,719,000        3,614,000
                                            --------------   --------------

Total liabilities and stockholders' equity   $ 17,195,000     $  4,600,000
                                            ==============   ==============

    The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

             Condensed Consolidated Statements of Operations
                              (unaudited)

                                          Three Months ended          Six Months ended          February 24,
                                               June 30,                    June 30,                1988
                                      --------------------------  ---------------------------  (inception) to
                                          2000          1999          2000          1999        June 30, 2000
                                      ------------  ------------  ------------  -------------  --------------
Revenues
Research and development               $        -    $        -    $        -    $         -    $  2,711,000
Option income                                   -             -             -              -       2,164,000
Licensing revenues                              -             -             -              -         325,000
                                      ------------  ------------  ------------  -------------  --------------
Total revenues                                  -             -             -              -       5,200,000

Expenses
Research and development                1,069,000       316,000     1,672,000        693,000      13,645,000
General and administrative                487,000       529,000       873,000        912,000      10,671,000
Depreciation and amortization             112,000        46,000       223,000         93,000       1,777,000
Write-off of excess purchase price              -             -             -              -       8,894,000
                                      ------------  ------------  ------------  -------------  --------------
Total expenses                          1,668,000       891,000     2,768,000      1,698,000      34,987,000
                                      ------------  ------------  ------------  -------------  --------------

Loss from operations                   (1,668,000)     (891,000)   (2,768,000)    (1,698,000)    (29,787,000)
                                      ------------  ------------  ------------  -------------  --------------

Other income (expense)
Interest and miscellaneous income         223,000         6,000       288,000         19,000       1,173,000
Interest expense                           (1,000)       (3,000)       (3,000)        (8,000)        195,000
                                      ------------  ------------  ------------  -------------  --------------
                                          222,000         3,000       285,000         11,000         978,000
                                      ------------  ------------  ------------  -------------  --------------

Loss before income taxes               (1,446,000)     (888,000)   (2,483,000)    (1,687,000)    (28,809,000)

Provision for income taxes                      -             -        43,000              -         170,000
                                      ------------  ------------  ------------  -------------  --------------

Net loss                              $(1,446,000)  $  (888,000)  $(2,526,000)  $ (1,687,000)  $ (28,979,000)
                                      ============  ============  ============  =============  ==============

Basic and diluted loss per
  common share                             $(0.13)       $(0.26)       $(0.26)        $(0.49)

Weighted average basic and diluted
  common shares outstanding            11,479,207     3,429,402     9,547,679      3,429,402
                                      ============  ============  ============  =============

       The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                   February 24,
                                        Six Months ended June 30,      1988
                                       -------------------------- (inception) to
                                           2000          1999      June 30, 2000
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $(2,526,000)  $(1,687,000)  $(28,979,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Warrants issued in payment of
    consulting expenses                          -       296,000        865,000
  Research expenses related to
    common stock granted                         -             -        100,000
  Depreciation and amortization            223,000        93,000      1,777,000
  Deferred revenue                         428,000        88,000        473,000
  Licenses                                (100,000)            -       (525,000)
  Change in operating assets and
      liabilities:
    Accounts receivable                     48,000       (32,000)       (41,000)
    Accrued interest receivable           (100,000)            -       (100,000)
    Prepaid expenses and other
      current assets                        46,000       (74,000)       (72,000)
    Other assets                                 -             -         (6,000)
    Accounts payable and accrued expenses   88,000       134,000        131,000
                                       ------------  ------------  -------------
Net cash used in operating activities   (1,893,000)   (1,182,000)   (17,483,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                      (63,000)            -     (1,236,000)
 Sales of capital equipment                      -             -         15,000
 Purchase of short term investments
   and certificates of deposit         (15,576,000)            -    (15,576,000)
 Maturities of investments               3,057,000             -      3,057,000
 Purchase of treasury stock               (750,000)            -       (750,000)
 Purchase of Virologix                           -             -       (102,000)
 Purchase of Tacora, net of
    cash acquired                                -             -       (124,000)
 Other investing activities                      -             -       (150,000)
                                       ------------  ------------  -------------
Net cash used in investing activities  (13,332,000)            -    (14,866,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable                     -             -        721,000
 Payments of principal on obligations
   under capital leases                    (26,000)      (47,000)      (750,000)
 Cash acquired in merger with Chemex             -             -      1,587,000
 Proceeds from stock issuances, net     15,381,000             -     31,790,000
                                       ------------  ------------  -------------
Net cash provided by (used in)
  financing activities                  15,355,000       (47,000)    33,348,000
                                       ------------  ------------  -------------

Net increase (decrease) in cash and
  cash equivalents                         130,000    (1,229,000)       999,000

Cash and cash equivalents at
  beginning of period                      869,000     1,487,000              -
                                       ------------  ------------  -------------
Cash and cash equivalents at
  end of period                        $   999,000   $   258,000   $    999,000
                                       ============  ============  =============

       The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

          Notes to Condensed Consolidated Financial Statements
               Six Months Ended June 30, 2000 and 1999
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2000 and 1999 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31,
1999. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1999 contains financial information taken from the audited financial statements as of that date.

(2)   Private Placement

During the second quarter we completed two self-managed private placement sales of our common stock, pursuant to which we sold 250,000 and 507,750 shares of our common stock at per share prices of $3.00 and $5.00. We received gross proceeds of $3.3 million from these sales. We registered the shares issued in our May 2000 private placements on a Form S-3 registration statement that we initially filed with the Securities and Exchange Commission on May 25, 2000. The funds from the private placements will be used principally to fund clinical development of the Company's portfolio of product candidates.

(3)   Short-term Investments

Short-term investments which consist of commercial paper and US government securities, are carried at cost.