Form 10-Q
period 2000-09-30
ACCESS PHARMACEUTICALS INC
filed 2000-11-14
CIK 318306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000, was 12,783,225 shares of Common Stock, $0.01 par value per share.


                         Total No. of Pages  14



                   PART I -- FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. Together with our subsidiaries, we have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, ResiDerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, Access' partner Block Drug Company, or Block, is marketing in the United States Aphthasol TM, the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed the rights to amlexanox for the treatment of canker sores, oral diseases and topical applications from Block for certain countries excluding the U. S. and the worldwide rights for certain additional indications including mucositis.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to our research and development focus, uncertainties associated with research and development activities, uncertainty associated with, and the results of, preclinical and clinical testing, future capital requirements, anticipated option and licensing revenues, dependence on others, ability to raise capital, and other risks detailed in our reports filed under the Securities Exchange Act, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 1999.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. No assurance can be given that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2000, our accumulated deficit was $30,289,000 of which $8,894,000 was the result of the write-off of excess purchase price.

RECENT DEVELOPMENTS

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. The note has a fixed conversion price of $5.50 per share of common stock and is not convertible for at least twelve months. The note pays 7.0% per annum for the first twelve months and if not converted at that time the note will be adjusted to 7.7% per annum.
The note is due September 13, 2005.

In addition, on September 13, 2000 we completed a transaction offering 250,000 shares of treasury stock to an individual at $5.50 share. We received gross proceeds of $1.4 million from this sale.

On August 25, 2000 we issued 142,857 shares of our common stock to Mipharm SpA in connection with an investment agreement between us and Mipharm that granted Mipharm the right to acquire shares at $3.50 per share.

OTHER DEVELOPMENTS

On July 21, 2000, we initiated a voluntary odd-lot stock buy-back program through which stockholders who own 25 or fewer shares of our common stock, or Small-lot Stockholders, may elect to tender their shares for sale to Access. Under this program, we will repurchase the shares held by Small-lot Stockholders who validly tender their shares pursuant to the terms of the odd-lot stock buy-back program. The per share purchase price to be paid by Access to each participating Small-lot Stockholder for each share validly tendered by such Small-lot Stockholder pursuant to the terms of the odd-lot stock buy-back program will be the closing price of our common stock, as quoted on the American Stock Exchange, on the date that a completed package, addressed to Access and containing the Small-lot Stockholder's original stock certificate(s) and a signed and properly completed Letter of Transmittal, is post dated. This odd-lot stock buy-back program will remain available to Small-lot Stockholders until November 30, 2000 unless extended.

On June 26, 2000 the Food and Drug Administration (FDA) cleared our Investigational New Drug Application (IND) to commence Phase III clinical development in the United States for OraDisc TM for the treatment of canker sores. OraDisc TM, a polymer disc formulation which adheres to the disease site and slowly erodes, locally releasing the drug, is potentially an improved delivery vehicle for the oral delivery of amlexanox. Utilizing this technology, it is anticipated that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product. Previously, in April 2000, the FDA cleared our IND to commence a clinical trial program for OraDisc TM and the initial irritation study conducted under the IND has been successfully completed. The Phase III trial is being conducted at 15 centers in the United States and one site in Europe. The clinical trial will be a double-blind placebo controlled study with a no treatment arm which will evaluate the ability of OraDisc TM to accelerate healing and reduce pain once a canker sore has developed. This study has a similar design to the studies conducted with the 5% amlexanox oral paste where the product was proven effective accelerating healing and reducing pain. Currently, a Phase III clinical study is being conducted in Northern Ireland to evaluate OraDisc TM for the prevention of canker sores by applying the product at the first sign or symptom of the disease.

Two European clinical studies of Zindaclin TM, which incorporates clindamycin in the ResiDerm TM delivery system for the treatment of acne, have been completed. These studies are a pharmacokinetics study to determine the systemic absorption of Zindaclin TM and a pivotal Phase III study evaluating the efficacy of the product. The results of these studies are expected to be available soon. The ResiDerm TM delivery system uses zinc ions to enhance the penetration of topically applied drugs into the skin and the accumulation of drug in the skin, offering the prospect of improved clinical effectiveness and reduced systemic side effects.

OraRinse TM is an adhesive oral liquid formulation of amlexanox for the treatment of mucositis, a severe side effect of chemotherapy and radiation treatment of cancer patients. The Phase II study to evaluate the potential of OraRinse TM to prevent or reduce the severity of mucositis in head and neck cancer patients undergoing radiation with or without chemotherapy is approximately 50% enrolled. The study is expected to be completed in the 1st quarter 2001.

Polymer Platinate, AP5280, is a chemotherapeutic agent incorporating platinum bound to a polymer designed to improve the clinical benefit of platinum therapy in cancer patients by concentrating the drug in the tumor and reducing the side effects. A Phase I study to determine the dosing levels of the product, was recently initiated and three patients have already received treatment. The study is expected to take approximately 9-12 months depending on the number of patients required to determine maximum dosing levels.

During the second quarter we completed two self-managed private placement sales of our common stock, pursuant to which we sold 250,000 and 507,750 shares of our common stock at per share prices of $3.00 and $5.00, respectively. We received gross proceeds of $3.3 million from these sales.
In addition, on March 1, 2000, with the assistance of an investment bank, we completed the closing of a separate private placement offering of 4.8 million shares of common stock, at a per share price of $2.50, for which we received gross proceeds of $12.0 million. In accordance with the offering terms of this $12.0 million private placement, the placement agent for the offering received warrants to purchase 382,315 shares of our common stock at $2.50 per share, and elected to receive 520,905 shares of common stock in lieu of certain sales commissions. The funds from the private placements will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates. Exclusive of any payments received from strategic partners, we have funds to support operations for approximately 48 months. We registered the shares issued in each of the private placements on a Form S-3 registration statement that we initially filed with the Securities and Exchange Commission on May 25, 2000.

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

* the OraDisc TM formulation which is in Phase III clinical development for the prevention and treatment of canker sores;

* OraRinse TM which has commenced Phase II clinical evaluation for the prevention and treatment of mucositis;

* the 5% amlexanox cream formulation for the treatment for atopic dermatitis; and

*  a 5% amlexanox gel for the treatment of oral lichen planus.

Mipharm also has the option to license other Access product developments in the fields of Dermatology and Gynecology in the territory covered by the license agreements. In addition, under the terms of the agreements, Mipharm paid up-front licensing fees and will make milestone payments and Access will receive a percentage of the product sales made in the territory. Moreover, pursuant to an investment agreement with Mipharm, Mipharm made an equity investment in Access in 2000 and has the right to make an additional equity investments in Access up to the first quarter in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our principal source of liquidity was $26,845,000 of cash and cash equivalents, short term investments and certificates of deposits. Working capital as of September 30, 2000 was $25,718,000, representing an increase in working capital of $25,630,000 as compared to the working capital as of December 31, 1999 of $88,000. The increase in working capital was due to the funds received from our March, May and September 2000 private placements, our September 2000 issuance of convertible notes and licensing revenues.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2000 of $30,289,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through the year 2004.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

Third Quarter 2000 Compared to Third Quarter 1999.

Total research spending for the third quarter of 2000 was $1,051,000, as compared to $349,000 for the same period in 1999, an increase of $702,000. The increase in expenses was the result of:

* higher clinical development and product development costs for the amlexanox projects: OraDisc TM ($286,000), OraRinse TM ($191,000) and amlexanox cream ($14,000);

* higher external development costs for our polymer platinate project ($147,000); and

*  higher employee expenses due to additional scientific staff ($64,000).

We expect that research spending will increase and remain higher than prior years' quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $332,000 for the third quarter of 2000 as compared to $293,000 for the same period in 1999, an increase of $39,000. The change in spending for the periods was due primarily to the following:

*  higher legal and accounting expenses ($34,000);

*  higher insurance costs due to clinical trial insurance ($23,000); and

*  other net increases ($25,000).

Those increases were partially offset by lower patent costs ($43,000).

Depreciation and amortization was $110,000 for the third quarter 2000 as compared to $84,000 for the same period in 1999, reflecting an increase of $26,000. The increase in amortization is due to:

* amortization of goodwill of $21,000 recorded as a result of the purchase of Virologix Corporation;

*  amortization of licenses totaling $13,000; offset by,

* lower depreciation ($8,000) reflecting that some of our major assets have been fully depreciated.

Interest and miscellaneous income was $236,000 for the third quarter of 2000 as compared to $18,000 for the same period in 1999, an increase of $218,000. The increase in interest income was due to higher cash and short-term investment balances in 2000 resulting from our private placements of common stock and our convertible note offering in 2000.

Interest expense was $53,000 for the third quarter of 2000 as compared to $3,000 for the same period in 1999, an increase of $50,000. The increase in interest expense is due to interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Net loss in the third quarter of 2000 was $1,310,000, or a $0.11 basic and diluted loss per common share, compared with a loss of $711,000, or a $0.13 basic and diluted loss per common share, for the same period in 1999.

Nine Months ended September 30, 2000 Compared to Nine Months ended September 30, 1999.

Total research spending for the nine months ended September 30, 2000 was $2,723,000, as compared to $1,042,000 for the same period in 1999, an increase of $1,681,000. The increase in expenses was the result of:

* higher clinical development and product development costs for the amlexanox projects: OraDisc TM ($591,000), OraRinse TM ($529,000) and amlexanox cream ($63,000);

*  higher external development costs for our polymer platinate project
   ($304,000);

*  higher employee expenses due to additional scientific staff ($117,000);

*  moving expenses for scientific personal ($50,000); and

*   recruitment expenses ($27,000).

We expect research spending to increase and remain higher than prior years' quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $1,205,000 for the nine months ended September 30, 2000 and 1999. Expenses increased in 2000 due to:

*  higher salary and bonus expenses ($138,000);

* higher listing fees due to our listing on the American Stock Exchange ($30,000); and

*  higher legal and accounting expenses ($92,000).

These increases were offset by a reduction in warrant costs ($260,000) due to warrants granted to consultants.

Depreciation and amortization was $333,000 for the nine months ended September 30, 2000 as compared to $177,000 for the same period in 1999, an increase of $156,000. The increase in amortization is due to:

* amortization of goodwill of $144,000 recorded as a result of the purchase of Virologix Corporation; and

*  amortization of licenses totaling $40,000.

These increases were offset by lower depreciation ($28,000) reflecting that some of our major assets have been fully depreciated.

Interest and miscellaneous income was $524,000 for the nine months ended September 30, 2000 as compared to $37,000 for the same period in 1999, an increase of $487,000. The increase in interest income was due to higher cash balances in 2000 resulting from our private placements of common stock and our convertible note offering in 2000.

Interest expense was $56,000 for the nine months ended September 30, 2000 as compared to $11,000 for the same period in 1999, an increase of $45,000. The increase in interest expense is due to interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Net loss for the nine months ended September 30, 2000 was $3,836,000, or a $0.37 basic and diluted loss per common share compared with a loss of $2,398,000, or a $0.58 basic and diluted loss per common share, for the same period in 1999.


PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2    CHANGES IN SECURITIES

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors each of whom, represented to us that they are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. The note has a fixed conversion price of $5.50 per share of common stock and is not convertible for at least twelve months. The note pays 7.0% per annum for the first twelve months and if not converted the note will be adjusted to 7.7% per annum. The note is due September
13, 2005. Total expenses of issuance were $915,000. The shares associated with the convertible note offering have not been registered. The Company relied on Rule 506 and Section 4(2) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder.

On September 13, 2000 we completed a transaction offering 250,000 shares of treasury stock at $5.50 per share to an individual who represented to us that he is an accredited investor within the meaning of Rule 501 under the Securities Act of 1933, as amended. We received gross proceeds of $1.4 million from this sale. The shares associated with this offering have not been registered. The Company relied on Rule 506 and Section 4(2) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder.

On August 25, 2000 we issued 142,857 shares of our common stock to Mipharm SpA in connection with an investment agreement between us and Mipharm that granted Mipharm the right to acquire shares at $3.50 per share. The Company relied on Regulation S and Section 4(2) of the Securities Act of 1933 as exemption from the registration thereunder.

The proceeds from the convertible note offering, the treasury stock sale and the Mipharm common stock sale will be used to fund the research and development, clinical development and general operations of the company.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:   10.24  2000 Special Stock Option Plan and Agreement
            10.25  Form of Convertible Note
            27.1   Financial Data Schedule

Reports on Form 8-K:

None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.

Date: November 14, 2000       By: /s/ Kerry P. Gray
                                 --------------------------
                              Kerry P. Gray
                              President and Chief Executive Officer

Date: November 14, 2000       By: /s/ Stephen B. Thompson
                                 --------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer


            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                Condensed Consolidated Balance Sheets

                                           September 30, 2000  December 31, 1999
                                            -----------------  -----------------
       ASSETS                                  (unaudited)
Current assets
  Cash and cash equivalents                   $  7,166,000       $    869,000
  Short term investments                         7,864,000                  -
  Certificates of deposit                       11,815,000                  -
  Accounts receivable                              286,000             88,000
  Accrued interest receivable                      154,000                  -
  Prepaid expenses and other current assets         83,000            117,000
                                            -----------------  -----------------
          Total current assets                  27,368,000          1,074,000

Property and equipment, at cost                  1,084,000          1,016,000
  Less accumulated depreciation
    and amortization                              (977,000)          (908,000)
                                            -----------------  -----------------
                                                   107,000            108,000

Debt issuance costs                                908,000                  -
Licenses, net                                      921,000            899,000
Investments                                        150,000            150,000
Goodwill, net                                    2,176,000          2,361,000
Other assets                                         8,000              8,000
                                            -----------------  -----------------
          Total assets                        $ 31,638,000       $  4,600,000
                                            =================  =================

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses       $    956,000        $   728,000
  Accrued insurance premiums                        36,000             77,000
  Deferred revenues                                658,000            155,000
  Current portion of obligations
     under capital leases                                -             26,000
                                            -----------------  -----------------
Total current liabilities                         1,650,000           986,000

Convertible notes                                13,500,000                 -
                                            -----------------  -----------------
Total liabilities                                15,180,000           986,000
                                            -----------------  -----------------

Commitments and contingencies                             -                 -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                            -                 -
  Common stock - $.01 par value;
    authorized 50,000,000 shares;
    issued, 12,603,481 at September 30,
    2000 and 6,089,763 at December 31,1999          126,000            61,000
  Additional paid-in capital                     46,619,000        30,006,000
  Treasury stock, 256 shares at
    September 30, 2000                                2,000                 -
  Deficit accumulated during
    the development stage                       (30,289,000)      (26,453,000)
                                            -----------------  -----------------
         Total stockholders' equity              16,458,000         3,614,000
                                            -----------------  -----------------

Total liabilities and stockholders' equity     $ 31,638,000      $  4,600,000
                                            =================  =================


      The accompanying notes are an integral part of these statements.

          Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

               Condensed Consolidated Statements of Operations
                               (unaudited)

                                          Three Months ended          Nine Months ended         February 24,
                                             September 30,               September 30,                1988
                                      --------------------------  --------------------------  (inception) to
                                          2000          1999          2000          1999    September 30, 2000
                                      ------------  ------------  ------------  ------------  --------------
Revenues
Research and development               $        -    $        -    $        -    $        -    $  2,711,000
Option income                                   -             -             -             -       2,164,000
Licensing revenues                              -             -             -             -         325,000
                                      ------------  ------------  ------------  ------------  --------------
Total revenues                                  -             -             -             -       5,200,000

Expenses
Research and development                1,051,000       349,000     2,723,000     1,042,000      14,696,000
General and administrative                332,000       293,000     1,205,000     1,205,000      11,003,000
Depreciation and amortization             110,000        84,000       333,000       177,000       1,887,000
Write-off of excess purchase price              -             -             -             -       8,894,000
                                      ------------  ------------  ------------  ------------  --------------
Total expenses                          1,493,000       726,000     4,261,000     2,424,000      36,480,000
                                      ------------  ------------  ------------  ------------  --------------

Loss from operations                   (1,493,000)     (726,000)   (4,261,000)   (2,424,000)    (31,280,000)
                                      ------------  ------------  ------------  ------------  --------------

Other income (expense)
Interest and miscellaneous income         236,000        18,000       524,000        37,000       1,409,000
Interest and debt expense                 (53,000)       (3,000)      (56,000)      (11,000)       (248,000)
                                      ------------  ------------  ------------  ------------  --------------
                                          183,000        15,000       468,000        26,000       1,161,000
                                      ------------  ------------  ------------  ------------  --------------

Loss before income taxes               (1,310,000)     (711,000)   (3,793,000)   (2,398,000)    (30,119,000)

Provision for income taxes                      -             -        43,000             -         170,000
                                      ------------  ------------  ------------  ------------  --------------

Net loss                              $(1,310,000)   $ (711,000)  $(3,836,000)  $(2,398,000)   $(30,289,000)
                                      ============  ============  ============  ============  ==============

Basic and diluted loss per
  common share                             $(0.11)       $(0.13)       $(0.37)       $(0.58)

Weighted average basic and diluted
  common shares outstanding            12,133,463     5,469,021    10,436,095     4,116,746
                                      ============  ============  ============  ============


       The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

              Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                    February 24,
                                    Nine Months ended September 30,      1988
                                    ------------------------------- (inception) to
                                          2000          1999       September 30, 2000
                                      ------------  ------------  --------------
Cash flows form operating activities:
Net loss                              $(3,836,000)  $(2,398,000)   $(30,289,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price            -             -       8,894,000
  Warrants issued in payment of
    consulting expenses                         -       296,000         865,000
  Research expenses related to
    common stock granted                        -             -         100,000
  Depreciation and amortization           333,000       177,000       1,887,000
  Deferred revenue                        503,000       155,000         548,000
  Licenses                               (100,000)     (100,000)       (525,000)
  Change in operating assets
    and liabilities:
    Accounts receivable                  (198,000)       (3,000)       (287,000)
    Accrued interest receivable          (154,000)            -        (154,000)
    Prepaid expenses and other
      current assets                       34,000        23,000         (84,000)
    Other assets                                -             -          (6,000)
    Accounts payable and accrued expenses 187,000      (142,000)        230,000
                                      ------------  ------------  --------------
Net cash used in operating activities  (3,231,000)   (1,992,000)    (18,821,000)
                                      ------------  ------------  --------------

Cash flows from investing activities:
 Capital expenditures                     (68,000)       (3,000)     (1,241,000)
 Sales of capital equipment                     -             -          15,000
 Purchases of short term investments
   and certificates of deposit        (27,349,000)            -     (27,349,000)
 Maturities of investments              7,673,000             -       7,673,000
 Purchase of Virologix                          -      (102,000)       (102,000)
 Purchase of Tacora, net of
   cash acquired                                -             -        (124,000)
 Other investing activities                     -             -        (150,000)
                                      ------------  ------------  --------------
Net cash used in investing activities (19,744,000)     (105,000)    (21,278,000)
                                      ------------  ------------  --------------

Cash flows from financing activities:
 Proceeds from notes payable                    -             -         721,000
 Payments of principal on obligations
   under capital leases                   (26,000)     (153,000)       (750,000)
 Purchase of treasury stock              (752,000)            -        (752,000)
 Cash acquired in merger with Chemex            -             -       1,587,000
 Proceeds from convertible note, net   12,622,000             -      12,622,000
 Proceeds from stock issuances, net    17,428,000     2,789,000      33,837,000
                                      ------------  ------------  --------------
Net cash provided by financing
  activities                           29,272,000     2,636,000      47,265,000
                                      ------------  ------------  --------------

Net increase in cash and
  cash equivalents                      6,297,000       539,000       7,166,000

Cash and cash equivalents at
  beginning of period                     869,000     1,487,000               -
                                      ------------  ------------  --------------

Cash and cash equivalents at
  end of period                       $ 7,166,000   $ 2,026,000   $   7,166,000
                                      ============  ============  ==============


    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

             Notes to Condensed Consolidated Financial Statements
                Nine Months Ended September 30, 2000 and 1999
                              (unaudited)

(1)   Interim Financial Statements

The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2000 and 1999 were prepared by management without audit. In the opinion of management, all adjustments, including only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 1999. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 1999 contains financial information taken from the audited financial statements as of that date.

(2)   Convertible Notes and Sales of Common Stock

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. The note has a fixed conversion price of $5.50 per share of common stock and is not convertible for at least twelve months. The note pays 7.0% per annum for the first twelve months and if not converted at that time the note will be adjusted to 7.7% per annum. The note is due September 13, 2005. Total expenses of issuance were $915,000.

On September 13, 2000 we completed a transaction offering 250,000 shares of treasury stock to an individual at $5.50 share. We received gross proceeds of $1.4 million from this sale.

On August 25, 2000 we issued 142,857 shares of our common stock to Mipharm SpA in connection with an investment agreement between us and Mipharm that granted Mipharm the right to acquire shares at $3.50 per share.

(3)   Short-term Investments

Short-term investments which consist of commercial paper and US government securities, are carried at cost.

