Form 10-K
period 2000-12-31
ACCESS PHARMACEUTICALS INC
filed 2001-04-02
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
                             or
/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, One Cent ($0.01)
Par Value Per Share                       American Stock Exchange
------------------------------  ----------------------------------------
   (Title of Class)                   (Name of each exchange on which
                                                 registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes __P___   No   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 29, 2001 was approximately $27,757,000.

As of March 29, 2001 there were 12,850,478 shares of Access
Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of
Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                                 PART I

ITEM 1.   BUSINESS

Business

Access Pharmaceuticals is a Delaware corporation in the development stage.
We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology, and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner, GlaxoSmithKline (formerly Block Drug Company) is marketing in the United States Aphthasol R, a drug jointly developed, the first U.S. Food and Drug Administration, or FDA, FDA-approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed certain of the rights to amlexanox for the treatment of canker sores from GlaxoSmithKline for certain countries excluding the U.S. and the worldwide rights for certain additional indications including mucositis and oral diseases in certain territories.

Access was founded in 1974 as Chemex Corporation, a Wyoming corporation, and in 1983 changed its name to Chemex Pharmaceuticals, Inc. Chemex changed its state of incorporation from Wyoming to Delaware on June 30, 1989. In connection with the merger of Access Pharmaceuticals, Inc., a Texas corporation, with and into Chemex on January 25, 1996, we changed our name to Access Pharmaceuticals, Inc. Our principal executive office is at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; our telephone number is (214) 905-5100.

We are an emerging pharmaceutical company developing drug delivery systems and advanced polymer technology for application in cancer treatment, dermatology and oral diseases. In addition, we have developed a drug to treat canker sores that was sold to GlaxoSmithKline and which GlaxoSmithKline currently is marketing in the United States under the name Aphthasol TM, subject to a royalty agreement with us. Our lead compounds and the potential markets for those compounds are as follows.

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

We completed a Phase IV study in Ireland in November 2000 to determine if the application of amlexanox 5% paste at the first sign or symptom of canker sores can abort ulcer formation or further accelerate healing. The results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease. If this label extension is approved by regulatory authorities it could provide a major marketing opportunity to expand use of the product and to attract sufferers of canker sores to contact medical practitioners to request the product.

In 1995, we sold our rights to amlexanox to Block, subject to a retained royalty. On June 8, 1998, we entered into an agreement to license these rights back from Block for certain international markets and indications. Pursuant to this agreement, on August 18, 1998 we executed a license agreement for the United Kingdom and Ireland with Strakan Limited, or Strakan, to license amlexanox for the treatment of canker sores. Under the terms of this agreement, Strakan is responsible for and will bear all costs associated with the regulatory approval process for amlexanox in the United Kingdom and the European Union, will pay milestones based on cumulative sales revenue and will pay a royalty on sales of amlexanox. Strakan has filed a product license application for amlexanox 5% paste for treatment of canker sores with regulatory authorities in the United Kingdom. We anticipate that the amlexanox 5% paste product will be registered throughout Europe in the second quarter of 2001.

An international outlicensing program for amlexanox is ongoing. In addition to the agreement with Strakan, licensing agreements have been executed with Meda AB for Scandinavia, the Baltic states and Iceland; Laboratorios Esteve for Spain, Portugal and Greece; Mipharm S.p.A. for Italy,
Switzerland, Turkey and Lebanon; and Paladin Labs Inc. for Canada.

The Therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera, Registerd Mark, or R, in Canada to Paladin Labs Inc.

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

The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens that they can tolerate and clinicians attempt to design a combination of chemotherapeutic drugs, a dosing schedule and a method of administration to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells. Notwithstanding clinicians' efforts, most current chemotherapeutic drugs have significant shortcomings that limit the efficacy of chemotherapy. For example, certain cancers are inherently unresponsive to chemotherapeutic agents. Alternatively, other cancers may initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy and the resistant cells may survive and cause a relapse. Serious toxicity, including bone marrow suppression, neuropathy, or irreversible cardiotoxicity, is another limitation of current anti-cancer drugs that can prevent their administration in curative doses.

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

AP5280 is a chemotherapeutic agent that we believe has the potential to have significantly superior effectiveness in treating numerous cancers compared to platinum compounds currently in use. Our patented AP5280 product seeks to achieve this goal by attaching a large polymer to a small platinum molecule. This method exploits the usually leaky or hyperpermeable nature of the cells that line the walls of blood vessels that feed tumors by allowing the large AP5280 molecule to enter the tumor in preference to other tissue, which do not have leaky or hyperpermeable blood vessels. In addition, the capillary/lymphatic drainage system of tumors is not well developed and limited, so the drug gets trapped in the tumor. This dual effect is called enhanced permeability and retention, or EPR. In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug circulates within the body, thereby reducing toxicity. The proposed mechanism of how AP5280 is taken up by tumor cells bypasses known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

In animal models, our AP5280 compounds have delivered up to 70 times the amount of platinum to tumors compared with cisplatin, the standard platinum formulation, at the maximum tolerated dose. AP5280 was approximately as effective in inhibiting tumor growth as cisplatin alone at doses up to 10 times less toxic. In terms of dosing, in animal studies, up to 70 times more platinum has been injected using our AP5280, which could be clinically significant as platinum has a steep dose response curve. Consequently, clinical outcome could be greatly improved as a result of the ability to deliver additional amounts of the drug to the tumor.

We have developed the AP5280 clinical formulation, defined the manufacturing and analytical methods for AP5280 and produced material for clinical trials. We commenced Phase I human clinical trails for AP5280 in September 2000 and estimate completion of the trial in the third quarter of 2001. The initial Phase I study protocol is designed to determine the maximum tolerated dose of AP5280, where the dose-limiting toxicity is identified using the standard once every three weeks platinum dosing regimen. This study is being conducted at two European sites.

We also have gained extensive experience and have intellectual property, including both issued patents and applications, protecting the use of polymers to deliver platinum compounds. Oxaliplatin which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer is now generating sales of approximately $150 million annually. Carboplatin and Cisplatin, the most widely prescribed drug, are not indicated for the treatment of colorectal cancer which is a significant market opportunity as there are over 500,000 new cases in the developed world annually. We have commenced the development of a prodrug of oxaliplatin, AP5286. A number of formulations have been developed, and initial in vitro, acute toxicity and efficacy data has been generated. We believe that this initial data is encouraging and we are proceeding to develop numerous formulations with the objective of maximizing the therapeutic benefit of the clinical development candidate.

OraDisc TM  (Amlexanox)

We are working to develop a mucoadhesive disc that adheres to canker sores and slowly erodes over time locally releasing amlexanox at the site of the canker sore.

The OraDisc TM formulation is potentially an improved delivery vehicle for the oral delivery of amlexanox which potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth, that is, applying the drug and keeping it in place over time.

A Phase I tolerance study to evaluate skin irritation of this formulation was successfully completed in 1999 and a pilot Phase II study evaluating the oral wound healing capacity of OraDisc TM was completed in January 2000 and generated positive results.

An Investigational New Drug Application, or IND, was filed with the FDA in April 2000 and a 400 patient placebo-controlled multi-center study evaluating OraDisc TM for the treatment of established canker sores was completed in December 2000. In the study, three groups were evaluated; approximately 160 patients were treated with active OraDisc TM, while 160 patients received a placebo disc and 80 patients received no treatment. The primary clinical endpoint which evaluated complete healing on day 5 was achieved, with accelerated healing with OraDisc TM being statistically significant, compared with both the placebo and no treatment groups. The full statistical analysis of this study has not been completed. Additional efficacy parameters, including the measurement of ulcer size and the subjective evaluation of pain by patients will be evaluated.

A second Phase III study evaluating the ability of OraDisc TM to prevent the onset of the ulcerative phase of the disease is 80% enrolled with completion of enrollment anticipated within the next 60 days.

Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

OraRinse TM (Amlexanox)

In 1998 we executed a license agreement with Block Drug Company, now GlaxoSmithKline, for the rights to develop amlexanox for use in chemotherapy and radiation induced mucositis. Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that affects an estimated 550,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. Any treatment that would accelerate healing and/or diminish the rate of appearance would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. The potential worldwide market size for products to treat mucositis is estimated to be in excess of $1.5 billion.

We filed an IND with the FDA and developed a Phase II protocol developed to investigate a mouthwash formulation, OraRinse TM, for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. This study commenced in the first quarter of 2000. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. We plan to enroll 56 patients in the initial study which is being performed at multiple sites throughout the United States. This study was planned to provide the necessary information to design the Phase III clinical protocols and determine the appropriate primary clinical endpoint to be evaluated in such studies. Results of this study will direct the future clinical development plans for OraRinse TM.

On February 26, 2001, we announced preliminary interim data on the Phase II randomized clinical study. This interim analysis was performed to provide us with the necessary information to plan for future development activities of OraRinse TM. Due to this being an assessment of only 23 evaluable patients, at this juncture, the interim analysis did not disclose a statistically significant difference between the two arms of the study at any point in time.

In comparison to published historical data on mucositis, the mucoadhesive vehicle arm of the study provided interesting results. The surprise finding of the interim analysis was that 4 of the 11 evaluable patients receiving this novel mucoadhesive vehicle had only minimal evidence of mucositis (a score less than 0.5 on a scale of 0-5) at any time during their course of treatment. We have taken the necessary actions to file the appropriate patents to protect this technology. In addition to having protected the active ingredient in the study drug, we filed a patent to cover the use of this mucoadhesive vehicle, incorporating a drug or independent of a drug, for the treatment of radiation and chemotherapy - induced mucositis and as an oral drug delivery system for mucosal disorders.

The final patient in the trial was to be enrolled in March 2001, which should enable us to report the final data on this study in May 2001.

Amlexanox Cream

Studies support the concept that allergen exposure may be linked to the clinical expression of atopic dermatitis. Amlexanox is a potent anti-allergic compound. Our product is a nonsteroidal approach to the treatment of atopic dermatitis which afflicts infants and children where steroid use is often not recommended. This atopic dermatitis condition is prevalent in three percent of the adult population and 10% of the pediatric population.

A Phase I irritancy and sensitization study is scheduled to commence in the first quarter 2001. A pilot Phase II study is scheduled for the third quarter 2001.

Amlexanox Gel

In conjunction with the University of Kentucky we have developed an aqueous based mucoadhesive gel. Alcohol based products cause local irritation and stinging which is undesirable for the indications being evaluated. We plan to evaluate this formulation for the treatment of oral lichen planus, a chronic condition afflicting up to 2% of the population, which would project a potential $100 million market in the U.S. Potential product advantages include reduced pain, enhanced healing and reduced disease re-occurrence rates.

An IND was filed in March 2001 and we anticipate the pilot Phase II study will start in the second quarter 2001.

Residerm R A gel - Zindaclin TM (Zinc Clindamycin)

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention of the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes.

The first zinc drug that we are developing, in conjunction with Strakan, our licensing partner, is zinc clindamycin for the treatment of acne. Topical acne drugs constitute an approximately $750 million per year market and clindamycin is a widely prescribed drug for the treatment of acne. We believe that the addition of zinc potentially could increase the effectiveness of clindamycin through the reservoir effect of zinc, the activity of zinc and clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance.

A Phase III study of Zindaclin TM (Residerm R A gel) was completed in November 2000. The study was designed to determine whether Zindaclin
TM is equally effective compared to treatment with the market leading clindamycin containing product. The primary clinical endpoint of the study, which was the change in total facial inflammatory lesion counts from the baseline visit to the end of 16 weeks of treatment, was achieved. Also, Zindaclin TM applied once a day was as effective as Dalacin R T topical lotion used twice daily. Zindaclin TM was well tolerated in the study. A pharmacokinetics study that was conducted indicated that at equal clindamycin dosing, 30-50% less clindamycin was absorbed into the bloodstream from the application of Zindaclin TM than from the compared application of the market leading clindamycin product.

Strakan filed a Product License Application in the United Kingdom with the Medicines Control Agency for Zindaclin TM in December 2000. We believe Zindaclin TM, the first product developed utilizing the ResiDerm TM technology, could provide a broad development platform for improved delivery of many topically applied products.

We have entered into a license agreement with Strakan relating to our zinc technology. Strakan has agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing the zinc patent, and we will share equally in all milestone payments received from the sublicensing of the compound. In addition, we will receive a royalty on sales of products based on this technology. Strakan signed a Letter of Intent in August 2000, for an Option and License Agreement with Healthpoint,
Ltd., which would grant a license to Healthpoint for rights to both
ResiDerm TM A and the  ResiDerm TM technology for the U.S., Canada,
Mexico and the Carribean.

Bioerodeable Hydrogel Technology

We have filed patent applications for our bioerodeable hydrogel technology, which is one of our priority internal development focuses. Our bioerodeable hydrogel technology has the following properties:

* contains a network polymer that swells in water,

* it has cleavable bonds in a linear polymer backbone,

* breakdown occurs in a biological or aqueous environment,

* controlled degradation rates ranging from hours to months can be achieved, and

* offers the ability to control drug incorporation and release by the choice of polymer, crosslink density and link degradation rate.

A number of possible drug delivery systems could be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be taken orally or implanted, wound packaging materials medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications for use as burn dressing and dressing for skin donor sites.

Viral Disease Technology

We acquired our viral disease technology through our acquisition of Virologix. This technology is targeted for the prevention and treatment of viral diseases, including HIV. These compounds target a critical enzyme involved in viral infection and replication. Analogous to reverse transcriptase and protease inhibitors that have shown effectiveness against HIV. A Phase I/II study will be designed to study this product candidate in HIV patients. Positive clinical data would provide important validation for this new class of HIV therapeutics. We also have technology for treating HTLV type I and II infection. We acquired a part of this technology through a licensing agreement with the National Institute of Health.

Other Technology

We own additional patented advanced polymer technologies designed to deliver drug in response to specific diseases or take advantage of biological mechanisms. These technologies are designed to provide our next advanced drug delivery product development candidates.

Drug Development Strategy

A part of our integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We have signed agreements with The University of Kentucky for the formulation of an amlexanox gel, Strakan for the delivery of topical therapeutic agents which exploit our zinc patent and the University of Missouri for polymer research. Additionally, our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

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

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development, clinical development and project management to maximize product opportunities in a timely manner.
We will, however, contract the manufacturing scaleup, preclinical testing and product production to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

Consequently, we expect to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion of effective drug delivery is to control and optimize the localized release of drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems, and others are designed for delivering active product into the systemic circulation over time with the objective of improving patient compliance. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity.

We believe that our drug delivery technology platforms are differentiated from conventional drug delivery systems in that they seek to apply a disease specific approach to improve the drug delivery process with formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms that we are using to selectively deliver drugs to target sites for use in cancer chemotherapy, dermatology and oral disease are:

* Synthetic Soluble Polymer Drug Delivery Technology

* Topical Delivery Technology

* Bioerodeable Hydrogels

* Carbohydrate Polymer Drug Delivery Technology

Each of these platforms is discussed below:

Synthetic Soluble Polymer Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes hydroxypropylmethacrylamide with platinate, designed to exploit enhanced permeability and retention, or EPR, at tumor sites to selectively accumulate drug and control drug release. Many solid tumor cells possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. The drug is released inside the tumor mass while polymer/drug not trapped in tumors is renally cleared from the body. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

Topical Delivery Technology

We have granted a license to Strakan for the development of compounds that utilize our zinc technology. The use of zinc ions to formulate topical products produces a reservoir of drug in the skin to increase the effectiveness of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systemic circulation. This latter factor is especially important in order to minimize unwanted side-effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one which can rapidly penetrate the skin and produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by complexing of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This "reservoir effect" is defined as an enhancement of the skin or membrane's ability to both absorb and retain pharmacological agents, that is:

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

Bioerodeable Hydrogels

Our scientists have developed a novel series of bioerodeable hydrogels which have the potential to be utilized in a number of drug delivery applications as well as several non-pharmaceutical applications. Hydrogels are very large molecules with complex three-dimensional structures capable of storing either small molecule drugs or much larger peptide and protein therapeutics. These molecules are stored within the matrix of the hydrogel. Most hydrogels are not bioerodeable, therefore they deliver their payload of drug by diffusion of these molecules through the interconnecting chambers of the hydrogel. Once all the drug has been delivered, non-bioerodible hydrogels remain in the body (unless surgically removed) as they cannot be broken down and eliminated. By comparison, the Access hydrogels possess bioerodeable linking groups with well-defined rates of degradation in biological systems, and so release their payload of drugs by both diffusion and erosion of the gel. By selecting linkers with appropriate degradation rates, much greater control of drug release rates can be achieved. Once the drug has been released, erosion of the hydrogel continues until no solid hydrogel remains, eliminating the need to use an additional procedure to remove the drug delivery device. The hydrogel erodes to form much smaller water-soluble fractions which are readily eliminated from the body.

A number of possible drug delivery systems can be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites. We have filed a U.S. patent application relating to this technology.

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

Research Projects, Products and Products in Development

                         ACCESS DRUG PORTFOLIO

                                                                   Clinical
         Compound             Originator Indication   FDA Filing   Stage (1)
----------------------------- ---------- ----------   ----------   ---------
Cancer
------
Polymer Platinate (AP5280) (2)  Access    Anti-tumor   Development  Phase I

Polymer Platinate (AP5286) (2)  Access    Colorectal   Development  Pre-Clinical
                                          cancer

OraRinse TM  Amlexanox (3)      Takeda    Mucositis    IND          Phase II

Topical Delivery
----------------
Amlexanox (4)                   Takeda    Oral ulcers  NDA          Approved

OraDisc TM  Amlexanox (4)
Biodegradable Polymer Disc      Takeda    Oral ulcers  IND          Phase III

Residerm R A
Zinc Compound (5)               Access    Acne         CTX (9)      PLA
filed (10)

Amlexanox Cream (6)             Takeda   Atopic        Development  Phase I
                                         Dermatitis

Amlexanox Gel (6)               Takeda   Oral Lichen   IND          Pre-Clinical
                                         Planus

Antiviral
---------

Anti viral compound (7) (8)     NIH      HIV           Development  Pre-Clinical

Anti viral compound (8)       Rockefeller HTLV type I  Development  Pre-Clinical
                                          and II


(1) For more information, see "Government Regulation" for description of clinical stages.

(2) Licensed from the School of Pharmacy, The University of London

(3) Licensed from GlaxoSmithKline subject to milestone payments.

(4) Sold to GlaxoSmithKline. Subject to a Royalty Agreement.
    International rights (except Japan and Israel) licensed from GlaxoSmithKline subject to royalty and milestone payments.

(5) Licensed to Strakan.

(6) Licensed from GlaxoSmithKline subject to royalty and milestone payments.

(7) Licensed from NIH subject to royalty and milestone payments.

(8) Licensed from The Rockefeller University

(9) United Kingdom ("U.K.") equivalent of an IND.

(10)Filed Product License Application in the U.K. with the Medicines Control Agency.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $4,007,000, $1,608,000 and $1,756,000 on research and development during the years 2000, 1999 and 1998, respectively.

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

We acquired in 1998 the license to one U.S. and one European patent application for polymer platinum compounds. This patent and application are the result of a collaboration with The School of Pharmacy, University of London, from which the technology has been licensed. This patent and application includes a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. This patent and application include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. This patent and application also include methods for improving the pharmaceutical properties of platinum compounds. Recently additional patent applications have been filed to cover additional discoveries related to the linking of polymers to platinum compounds.

We have filed one U.S. and one PCT patent application for our bioerodeable hydrogel technology. A number of possible drug delivery systems can be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

Under our various license agreements with GlaxoSmithKline, we have the worldwide rights for the use of amlexanox for the treatment of mucositis in patients undergoing chemotherapy and radiation treatment for cancer, and the worldwide rights excluding Japan, the United States and Israel for the use of amlexanox for oral and dermatological use. GlaxoSmithKline has the rights to market any product developed for oral or dermatological use in the U.S.

Through our Virologix subsidiary, we have two patents licensed from the National Institute of Health, or NIH, and four additional U.S. patent applications licensed from the Rockefeller University for our viral disease technology for the prevention and treatment of viral diseases including HIV. The licensed patents' compounds target a critical enzyme involved in viral infection and replication. The other patents include vaccines in HTLV type
I and II infection, and other applications of the proprietary technology being used in the HIV therapeutic program.

We hold U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Twelve patents have issued commencing in 1990, ten U.S.
and two European, and an additional two European patent applications are pending. These patents and applications relate to the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selectins, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

We have a strategy of maintaining an ongoing line of patent continuation applications for each major category of patentable carrier and delivery technology. By this approach, we are extending the intellectual property protection of our basic targeting technology and initial agents to cover additional specific carriers and agents, some of which are anticipated to carry the priority dates of the original applications.

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

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a NDA prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. Clinical trials typically involve a three-phase process. Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages as well as preliminary evidence of efficacy in humans. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II, it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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

The principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon and Pharmacia which are developing alternate drugs in combination with polymers. We believe we are the only company conducting clinical studies in the polymer drug delivery of platinum compounds. We believe that the principal current competitors to our polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. We believe that our technology potentially represents a significant advance over these older technologies because our technology provides a system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to other technologies.

A number of companies are developing or may in the future engage in the development of products competitive with the Access delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor, GlaxoSmithKline, Imclone and Xoma. Currently, liposomal formulations being developed by Nexstar (acquired by Gilead Sciences), The Liposome Company (acquired by Elan Corporation) and

Sequus Pharmaceuticals (acquired by Alza Corporation), are the major competing intravenous drug delivery formulations which deliver similar drug substances. A number of companies are developing or evaluating enhanced drug delivery systems. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve similar if not identical advantages.

A number of companies are developing products to treat mucositis. Some of the products are in clinical trials that are further advanced than our product. These companies are Intrabiotics, Human Genome Sciences and Amgen. There is no current treatment to modify the symptoms of mucositis. There is a market to treat this disease.

Products developed from the Residerm R technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists.
Residerm A, which is the first product being developed utilizing the Residerm R technology, would compete with products including
Benzamycin, marketed by a subsidiary of Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Aphthasol R is the only clinically proven product to accelerate the healing of canker sores. There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations which incorporate a local anesthetic used for the treatment of this condition.

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

Employees

As of March 28, 2001, we had 16 full time employees, seven of whom have advanced scientific degrees. We believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $31.9 million through December
31, 2000. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials.

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

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

We may be unable to obtain necessary additional capital to fund operations in the future.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for approximately three years, we may need to raise substantial additional capital during that period because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

* the results of our research and development programs,

* the timing and results of preclinical and clinical trials,

* our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us,

* technological advances, and

* activities of competitors and other factors.

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

The success of our business may depend, in part, upon relationships with other companies.

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, if we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish additional collaborative arrangements or license agreements as we may deem necessary to develop and commercialize our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

We may depend upon contract manufacturers to assist us with the commercialization of any new products that we may develop.

We have no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop, so we intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. We cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application, or NDA, for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs.
Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. We cannot assure you that the FDA or other regulatory approvals for any drug candidates will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, we, or our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. We cannot assure you that preclinical or clinical trials of any future drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans or animals which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and could cause our business, operating results and financial condition to suffer. For more information, see "Business-Government Regulation."

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have and employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than us or our collaborative partners. We cannot assure you that our competitors will not succeed in developing technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage.
We cannot assure you that drugs resulting from our research and development efforts or from our joint efforts with collaborative partners will be able to compete successfully with our competitors' existing products or products under development.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of our drug candidates will depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. We cannot assure you that reimbursement in the United States or elsewhere will be available for any drugs that we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our drugs, thereby adversely affecting our business. If reimbursement is not available or is available only to limited levels, we cannot assure you that we will be able to obtain collaborative partners to commercialize our drugs, or be able to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

The market may not accept any pharmaceutical products that we successfully develop.

The drugs that we are attempting to develop may compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Although Access is either the owner or licensee of technology to 13 U.S. patents and to 3 U.S. patent applications now pending, and 5 European and 7 European patent applications we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, we cannot assure you that any rights we may have under issued patents will provide us with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer. The loss of the services of one or more of these individuals could seriously impede our success. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance.
In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we will commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few individual investors.

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), Richard B. Stone and Howard
P. Milstein currently beneficially own approximately 9.1%, 6.2% and 5.8% respectively, of our issued and outstanding common stock.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. Currently, most of the outstanding shares of our common stock are unrestricted and freely tradable or tradable under Rule 144 or pursuant to a resale registration statement.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may, " "will," "should," "expects," "plans," "could", "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 12,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in March 2005. However, we have an option for early termination. Adjacent space is available for expansion which we believe would accommodate growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the American Stock Exchange, or AMEX, since March 30, 2000 under the trading symbol AKC. From February 1,
1996 through March 29, 2000, our Common Stock traded on the OTC
Bulletin Board, or OTCBB, under the trading symbol AXCS. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by AMEX and the OTCBB for fiscal years 2000 and 1999. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                            Common Stock
                                        -------------------
                                          High        Low
                                        --------   --------
Fiscal Year Ended December 31, 2000
------------------------------------
First quarter                            $ 13.88    $  1.63
Second quarter                              7.31       3.00
Third quarter                               7.25       2.50
Fourth quarter                              9.00       4.88

Fiscal Year Ended December 31, 1999
-----------------------------------
First quarter                            $  3.63    $  2.27
Second quarter                              4.06       1.88
Third quarter                               2.31       1.44
Fourth quarter                              2.38       1.25


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

The number of record holders of Access common stock at March 29, 2001 was approximately 4,200. On March 29, 2001, the closing price for the common stock as quoted on the AMEX was $2.75. There were 12,850,478 shares of common stock outstanding at March 29, 2001.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA (In Thousands, Except for Net
         Loss Per Share) (1)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 2000, has been derived from the audited consolidated financial statements of Access and notes thereto appearing elsewhere herein and prior audited consolidated financial statements of Access and notes thereto. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                         For the Year Ended December 31,
                                        ---------------------------------
                                  2000      1999      1998      1997      1996
                                --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:

Total revenues                  $   107   $    15   $     -   $   435   $   167
Operating loss                   (6,058)   (3,364)   (3,433)   (4,524)  (11,613)
Interest and
  miscellaneous income              972        53        58       119       196
Interest expense                    342        12        22        36        45
Net loss                         (5,428)   (3,308)   (3,397)   (4,441)  (11,462)

Common Stock Data:
Net loss per basic and diluted
   common share                 $ (0.49)  $ (0.72)  $ (1.28)  $ (2.80)  $ (7.68)
Weighted average basic and
   diluted common shares
   outstanding                   11,042     4,611     2,650     1,584     1,492


                                                    December 31,
                                ------------------------------------------------
                                  2000      1999      1998      1997      1996
                                --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
   short term investments       $25,809   $   869   $ 1,487   $   438   $ 4,428
Total assets                     30,526     4,600     2,351     1,447     4,928
Deferred revenue                    551       155         -         -       110
Convertible notes                13,530         -         -         -         -
Total liabilities                15,522       986       556       848       868
Total stockholders' equity      $15,004   $ 3,614   $ 1,795   $   599   $ 4,060


1) All share and per share amounts have been adjusted to reflect the one for twenty reverse stock split in June 1998.

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

On December 9, 1997, a wholly-owned subsidiary of the Company merged with Tacora Corporation ("Tacora"), a Delaware corporation. As a result, Tacora became our wholly-owned subsidiary. The transaction has been accounted for as a purchase. The aggregate purchase price was $739,000, payable $124,000 in cash, $192,000 in stock (representing 20,900 shares of Company common stock) and assumption of $239,000 in trade and accrued payables and $184,000 of Tacora's capital lease obligations. Certain milestones were met up to June 30, 2000 and an aggregate of 6,752 shares of our common stock were issued to certain former liability holders of Tacora as a result. There are no further milestones to be met. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996, we merged with
Access Pharmaceuticals, Inc. and changed our name to Access Pharmaceuticals, Inc. We have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner GlaxoSmithKline, formerly Block Drug Company, is marketing in the United States a product named Aphthasol R, a drug jointly developed, the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed certain of the rights for amlexanox from GlaxoSmithKline for certain countries excluding the U.S.
and the worldwide rights for certain additional indications including mucositis and oral diseases in certain territories.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2000, our accumulated deficit was $31,881,000, of which $8,894,000 was the result of the write-off of excess purchase price.

Recent Developments

We filed an IND with the FDA and developed a Phase II protocol developed to investigate a mouthwash formulation, OraRinse TM, for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. This study commenced in the first quarter of 2000. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. We plan to enroll 56 patients in the initial study which is being performed at multiple sites throughout the United States. This study was planned to provide the necessary information to design the Phase III clinical protocols and determine the appropriate primary clinical endpoint to be evaluated in such studies. Results of this study will direct the future clinical development plans for OraRinse TM.

On February 26, 2001, we announced preliminary interim data on the Phase
II randomized clinical study. This interim analysis was performed to provide us with the necessary information to plan for future development activities. Due to this being as assessment of only 23 evaluable patients, at this juncture, the interim analysis did not disclose a statistically significant difference between the two arms of the study at any point in time.

In comparison to published historical data on mucositis, the mucoadhesive vehicle arm of the study provided interesting results. The surprise finding of the interim analysis was that 4 of the 11 evaluable patients receiving this novel mucoadhesive vehicle had only minimal evidence of mucositis (a score less than 0.5 on a scale of 0-5) at any time during their course of treatment. We have taken the necessary actions to file the appropriate patents to protect this technology. In addition to having protected the active ingredient in the study drug, we filed a patent to cover the use of this mucoadhesive vehicle, incorporating a drug or independent of a drug, for the treatment of radiation and chemotherapy - induced mucositis and as an oral drug delivery system for mucosal disorders.

An IND was filed with the FDA and a 400 patient placebo-controlled multi-center study evaluating OraDisc TM for the treatment of established canker sores was completed in December 2000. In the study, three groups were evaluated; approximately 160 patients were treated with active OraDisc
TM, while 160 patients received a placebo disc and 80 patients received no treatment. The primary clinical endpoint which evaluated complete healing on day 5 was achieved, with accelerated healing with OraDisc TM being statistically significant, compared with both the placebo and no treatment groups. The full statistical analysis of this study has not been completed. Additional efficacy parameters, including the measurement of ulcer size and the subjective evaluation of pain by patients will be evaluated.

A Phase III study of Zindaclin TM (Residerm R A gel) was completed in November 2000. The study was designed to determine whether Zindaclin
TM is equally effective compared to treatment with the market leading clindamycin containing product. The primary clinical endpoint of the study, which was the change in total facial inflammatory lesion counts from the baseline visit to the end of 16 weeks of treatment, was achieved. Also, Zindaclin TM applied once a day was as effective as Dalacin R T topical lotion used twice daily. Zindaclin TM was well tolerated in the study. A pharmacokinetics study conducted indicated that at equal clindamycin dosing 30-50% less clindamycin was absorbed into the bloodstream compared to the market leading clindamycin product.

Strakan filed a Product License Application in the United Kingdom with the Medicines Control Agency for Zindaclin TM in December 2000. We believe Zindaclin TM, the first product developed utilizing the ResiDerm TM technology, could provide a broad development platform for improved delivery of many topically applied products.

Strakan, our UK and Ireland marketing partner, completed a Phase IV study in Ireland in November 2000 to determine if the application of amlexanox 5% paste at the first sign or symptom of canker sores can abort ulcer formation or further accelerate healing. The results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease. This will provide a major marketing opportunity to expand usage of the product and to attract sufferers of canker sores to contact medical practitioners to request the product.

Other Developments

On November 30, 2000, we completed a voluntary odd-lot stock buy-back program through which stockholders who owned 25 or fewer shares of our common stock, or Small-lot Stockholders, were able to elect to tender their shares for sale to Access. Under this program, we repurchased the shares held by Small-lot Stockholders who validly tendered their shares pursuant to the terms of the odd-lot stock buy-back program. We purchased 819 shares at a total cost of $3,500.

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. The notes have a fixed conversion price of $5.50 per share of common stock and are not convertible for the first twelve months. The note pays 7.0% interest per annum for the first twelve months and if not converted at that time the notes will be adjusted to 7.7% interest per annum. The notes are due September 13, 2005.

In addition, on September 13, 2000 we completed a transaction offering 250,000 shares of treasury stock to an individual at $5.50 share. We received gross proceeds of $1.4 million from this sale.

We initiated a Phase I study to determine the dosing levels of the Polmer Platinante, AP5280, in September 2000. AP5280, is a chemotherapeutic agent incorporating platinum bound to a polymer designed to improve the clinical benefit of platinum therapy in cancer patients by concentrating the drug in the tumor and reducing the side effects. The study is expected to be completed in the third quarter 2001, depending on the number of patients required to determine maximum dosing levels.

During the second quarter of 2000 we completed two self-managed private placement sales of our common stock, pursuant to which we sold 250,000 and 507,750 shares of our common stock at per share prices of $3.00 and $5.00, respectively. We received gross proceeds of $3.3 million from these sales. In addition, on March 1, 2000, with the assistance of an investment bank, we completed the closing of a separate private placement offering of
4.8 million shares of common stock, at a per share price of $2.50, for which we received gross proceeds of $12.0 million. In accordance with the offering terms of this $12.0 million private placement, the placement agent for the offering received warrants to purchase 382,315 shares of our common stock at $2.50 per share, and elected to receive

520,905 shares of common stock in lieu of certain sales commissions. The funds from the private placements will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates.

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

* the OraDisc R formulation which just completed a Phase III clinical study for the prevention and treatment of canker sores;

* OraRinse R which is in Phase II clinical evaluation for the prevention and treatment of mucositis;

* the 5% amlexanox cream formulation for the treatment for atopic dermatitis which is scheduled to commence a Phase I irritancy and sensitization study in the first quarter 2001; and

* a 5% amlexanox gel for the treatment of oral lichen planus for which a pilot Phase II study will start in the second quarter 2001.

Mipharm also has the option to license other Access product developments in the fields of Dermatology and Gynecology in the territory covered by the license agreements. In addition, under the terms of the agreements, Mipharm paid up-front licensing fees and will make milestone payments and Access will receive a percentage of the product sales made in the territory. Moreover, pursuant to an investment agreement with Mipharm, Mipharm made equity investments in Access in August 2000 and February 2001 and has the right to make an additional equity investments in Access up to February 2002.

Liquidity and Capital Resources

As of March 29, 2001 our principal source of liquidity is $24,845,000 of cash and cash equivalents. Working capital as of December 31, 2000 was $24,397,000, representing a increase in working capital of $24,309,000 as compared to the working capital as of December 31, 1999 of $88,000. The increase in working capital at December 31, 2000 was due to the funds received from our March, May and September private placements, our September 2000 issuance of convertible notes and licensing revenues.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2000 of $31,881,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through the year 2003.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

Revenue in 2000 was $107,000, as compared to $15,000 in 1999, an increase of $92,000. Licensing revenue is recognized over the period of the performance obligation. Licensing revenue recognized in 2000 is from several agreements. Revenues in 1999 were for an option payment on our carbohydrate polymer technology as applied to the field of selectively replicating viruses.

Total research spending for the year ended December 31, 2000 was $4,007,000, as compared to $1,608,000 in 1999, an increase of $2,399,000. The increase in expenses was the result of:

* higher clinical development, product development costs for the following amlexanox projects: OraDisc TM ($792,000), OraRinse TM ($497,000), amlexanox cream ($159,000) and amlexanox gel ($113,000);

* higher external development costs for our polymer platinate project
  ($376,000);

* higher salary and salary related expenses due to additional staff
  ($223,000);

* higher development costs for our new hydrogel project ($72,000);

* additional travel expenses ($52,000)

* moving expenses for scientific personal ($56,000); and

* recruitment expenses ($59,000).

We expect research spending to increase and remain higher than prior years as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $1,736,000 for 2000 and $1,471,000 in 1999. Expenses increased in 2000 due to:

* higher salary and bonus expenses ($307,000);

* higher legal and accounting expenses ($107,000).

* higher listing fees due to our listing on the American Stock Exchange
  ($49,000);

* foreign taxes paid on licensing fees received ($43,000);

* lease expenses for office rent, office equipment and computers and office and equipment maintenance ($41,000); and

* other net increases  ($22,000).

These increases were offset by:

* a reduction in warrant costs ($249,000) due to fewer warrants granted to consultants in 2000; and

* lower patent expenses ($55,000).

Depreciation and amortization was $422,000 in 2000 as compared to $285,000 in 1999, an increase of $137,000. The increase in amortization is due to:

* additional amortization of goodwill of $143,000 recorded in 2000 versus 1999 as a result of the purchase of Virologix Corporation in July 1999; and

* additional amortization of licenses totaling $58,000 due to additional licenses purchased and a full twelve months amortization in 2000 of the licenses acquired in 1999.

These increases were offset by lower depreciation ($64,000), reflecting that a number of our major assets have been fully depreciated.

Loss from operations in 2000 was a loss of $6,058,000 as compared to a loss of $3,349,000 in 1999.

Interest and miscellaneous income was $972,000 for 2000 as compared to $53,000 for 1999, an increase of $919,000. The increase in interest income was due to higher cash balances in 2000 resulting from our private placements of common stock and our convertible note offering in 2000.

Interest expense was $342,000 for 2000 as compared to $12,000 for the same period in 1999, an increase of $330,000. The increase in interest expense is due to interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Net loss for 2000 was $5,428,000, or a $0.49 basic and diluted loss per common share compared with a loss of $3,308,000, or a $0.72 basic and diluted loss per common share, for 1999.

Comparison of Years Ended December 31, 1999 and 1998

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

This decrease was partially offset by the following increases:

* $94,000 for scientific consulting costs;

* $64,000 for salary and related costs;

* $40,000 for clinical development costs, and

* other net increases totaling $8,000.

General and administrative expenses were $1,471,000 for 1999, an increase of $7,000 as compared to the same period in 1998. The increase was primarily due to the following:

* $249,000 increased business consulting expense due to the issuance of warrants issued in connection with consulting agreements;

* $41,000 additional shareholder expenses due primarily to increased investor relation expenses; and

* other net increases totaling $17,000.

These increases were partially offset by a reduction of:

* $119,000 in patent expenses due to the filing of four patents and the prosecution of European patents in 1998 compared with one patent filing in 1999;

* $81,000 in salary and related expenses due primarily to our Vice
  President of Business Development leaving in the third quarter of 1998 and not being replaced;

* $69,000 in other professional costs; and

* $31,000 in travel and entertainment expenses.

Depreciation and amortization for 1999 was $285,000 as compared to $213,000 for the same period in 1998, an increase of $72,000. The increase in amortization is due to amortization of goodwill of $103,000 recorded as a result of the purchase of Virologix Corporation offset by lower depreciation reflecting that some major assets have been fully depreciated.

Interest income decreased to $53,000 in 1999 from $58,000 in 1998 due to lower average cash balances in 1999. Interest expense decreased to $12,000 in 1999 from $22,000 in 1998 due to lower average obligations under capital leases during 1999.

Accordingly, these expenses resulted in a loss for the twelve months ended December 31, 1999 of $3,308,000, or a $0.72 basic and diluted loss per common share compared with a loss of $3,397,000, or a $1.28 basic and diluted loss per common share for the twelve months ended December 31, 1998.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2001 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $70,000. The estimated effect assumes no changes in our short-term investments at December 31, 2000. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market risks.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA

Financial statements are included at Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information requested by this item will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2001 Annual Meeting of Stockholders to be held on May 21, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information requested by this item will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  Financial Statements and Exhibits                              Page

1. Financial Statements. The following financial statements are submitted as part of this report:

Report of Grant Thornton LLP                                        F-1
Consolidated Balance Sheets at December 31, 2000 and 1999           F-2
Consolidated Statements of Operations for 2000, 1999 and 1998
  and the period from February 24, 1988 (Inception) to
  December 31, 2000                                                 F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  for the period from February 24, 1988 (Inception) to
  December 31, 2000                                                 F-4
Consolidated Statements of Cash Flows for 2000, 1999 and 1998
  and the period from February 24, 1988 (Inception) to
  December 31, 2000                                                 F-7
Notes to Consolidated Financial Statements                          F-8

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

3.0   Articles of incorporation and bylaws:

3.1 Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of our Form 8-B dated July 12, 1989, Commission File Number 9-9134)

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


3.5   Amended and Restated Bylaws (Incorporated by reference to Exhibit
3.1 of our Form 10-Q for the quarter ended June 30, 1996)

3.6 Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of our Form 10-K for the year ended December 31, 1996)

3.7 Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)

3.8   Certificate of Amendment of Certificate of Incorporation filed July 31,
2000.

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

*10.12   Employment Agreement of Mr. Kerry P. Gray (Incorporated by
reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.13 Letter Agreement between us and David F. Ranney (Incorporated by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.14   License Agreement between Block Drug Company and us dated
December 21, 1998 (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 1998)

*10.15   Employment Agreement of David P. Nowotnik, Ph.D
(Incorporated by reference to Exhibit 10.19 of our Form 10K for the year ended December 31, 1999)

*10.16   401(k) Plan (Incorporated by reference to Exhibit 10.20 of our
Form 10K for the year ended December 31, 1999)

*10.17   2000 Special Stock Option Plan and Agreement (Incorporated by
reference to Exhibit 10.24 of our Form 10Q for the quarter ended
September 30, 2000)

10.18   Form of Convertible Note (Incorporated by reference to Exhibit
10.24 of our Form 10Q for the quarter ended September 30, 2000)

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

                                  ACCESS PHARMACEUTICALS, INC.


Date March 29, 2001               By: /s/ Kerry P. Gray
                                  ---------------------
                                     Kerry P. Gray
                                     President and Chief Executive
                                     Officer

Date March 29, 2001               By: /s/ Stephen B. Thompson
                                  ---------------------------
                                     Stephen B. Thompson
                                     Vice President, Chief Financial Officer
                                     and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date March 29, 2001               By: /s/ Kerry P. Gray
                                  ---------------------
                                      Kerry P. Gray
                                      President and Chief Executive
                                      Officer, Director

Date March 29, 2001               By: /s/ J. Michael Flinn
                                  ------------------------
                                      J. Michael Flinn, Director

Date March 29, 2001               By: /s/ Stephen B. Howell
                                  -------------------------
                                      Stephen B. Howell, Director

Date March 29, 2001               By: /s/ Max Link
                                  ------------------------
                                      Max Link, Director

Date March 29, 2001               By: /s/ Herbert H. McDade, Jr.
                                  ------------------------------
                                      Herbert H. McDade, Jr., Director

Date March 29, 2001               By:  /s/ Preston Tsao
                                  ------------------------------
                                      Preston Tsao, Director

           Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000 and for the period February 24, 1988 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 and for the period February 24, 1988 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
-----------------------
GRANT THORNTON LLP

Dallas, Texas
February 23, 2001

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

                       CONSOLIDATED BALANCE SHEETS

                              December 31,

              ASSETS                           2000        1999
                                           -----------  -----------
Current assets
Cash and cash equivalents                  $ 8,415,000   $  869,000
Short term investments, at cost             17,394,000            -
Accounts receivable                            251,000       88,000
Accrued interest receivable                    196,000            -
Prepaid expenses and other current assets      133,000      117,000
                                            ----------  -----------
Total current assets                        26,389,000    1,074,000

Property and equipment, net                    116,000      108,000

Debt issuance costs                            861,000            -

Licenses, net                                  887,000      899,000

Investments, at cost                           150,000      150,000

Goodwill, net                                2,115,000    2,361,000

Other assets                                     8,000        8,000
                                           -----------  -----------
Total assets                               $30,526,000   $4,600,000
                                           ===========  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses        1,158,000      805,000
Accrued interest payable                       283,000            -
Deferred revenues                              551,000      155,000
Current portion of obligations
  under capital leases                               -       26,000
                                           -----------  -----------
Total current liabilities                    1,992,000      986,000

Convertible notes                           13,530,000            -
                                           -----------  -----------
Total liabilities                           15,522,000      986,000

Commitments and contingencies                        -            -

Stockholders' equity
Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                         -            -
Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 12,844,699 at December 31,
  2000 and 6,089,762 at December 31,1999       132,000        61,000
Additional paid-in capital                  47,802,000    30,006,000
Notes receivable from stockholders          (1,045,000)            -
Treasury stock, at cost - 819 shares
  at December 31, 2000                          (4,000)            -
Deficit accumulated during the
  development stage                        (31,881,000)  (26,453,000)
                                           -----------   -----------
Total stockholders' equity                  15,004,000     3,614,000
                                           -----------   -----------
Total liabilities and
  stockholders' equity                     $30,526,000   $ 4,600,000
                                           ===========   ===========

   The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               February 24,1988
                                                  Year ended December 31,      (inception) to
                                            ----------------------------------  December 31,
                                               2000        1999        1998        2000
                                            ----------  ----------  ----------  ------------
Revenues
Research and development                    $       -   $       -   $       -   $ 2,711,000
Option income                                       -      15,000           -     2,164,000
Licensing revenues                            107,000           -           -       432,000
                                            ----------  ----------  ----------  ------------
Total revenues                                107,000      15,000           -     5,307,000

Expenses
Research and development                    4,007,000   1,608,000   1,756,000    15,980,000
General and administrative                  1,736,000   1,471,000   1,464,000    11,661,000
Depreciation and amortization                 422,000     285,000     213,000     1,976,000
Write-off of excess purchase price                  -           -           -     8,894,000
                                            ----------  ----------  ----------  ------------
Total expenses                              6,165,000   3,364,000   3,433,000    38,511,000
                                            ----------  ----------  ----------  ------------

Loss from operations                       (6,058,000) (3,349,000) (3,433,000)  (33,204,000)

Other income (expense)
Interest and miscellaneous income             972,000      53,000      58,000     1,857,000
Interest expense                             (342,000)    (12,000)    (22,000)     (534,000)
                                            ----------  ----------  ----------  ------------
                                              630,000      41,000      36,000     1,323,000

                                           ----------- ----------- -----------  ------------
Net loss                                  $(5,428,000)$(3,308,000)$(3,397,000) $(31,881,000)
                                           =========== =========== ===========  ============

Basic and diluted loss per common share        $(0.49)     $(0.72)     $(1.28)
                                           =========== =========== ===========

Weighted average basic and diluted
common shares outstanding                  11,042,141   4,611,315   2,650,168
                                           =========== =========== ===========

      The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                   Deficit
                                                                          Note                    accumulated
                                          Common stock      Additional   receivable                during the
                                     --------------------    paid-in       from        Treasury   development
                                      Shares     Amount      capital   stockholders     stock        stage
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, February 24, 1998                  -   $      -   $        -   $        -   $        -   $        -
Common stock issued, $6.60 per share   15,000          -       97,000            -            -            -
Common stock issued, $1.60 per share    8,000          -       12,000            -            -            -
Net loss for the period February 24,
  1988 to December 31, 1988                 -          -            -            -            -      (30,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------
Balance, December 31, 1988             23,000          -      109,000            -            -      (30,000)

Common stock issued, $6.60 per share    4,000          -       29,000            -            -            -
Common stock issued, $33.00 per share   4,000          -      124,000            -            -            -
Common stock issued, $0.20 per share   97,000      1,000        8,000            -            -            -
Net loss for the year                       -          -            -            -            -     (191,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1989            128,000      1,000      270,000            -            -     (221,000)
Common stock issued, $60.00 per share   4,000          -      218,000            -            -            -
Common stock issued, $156.40 per share 14,000          -    2,225,000            -            -            -
Net loss for the year                       -          -            -            -            -     (219,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1990            146,000      1,000    2,713,000            -            -     (440,000)
Common stock issued, $60.00 per share       -          -        6,000            -            -
Contribution of equipment by
  shareholder                               -          -      468,000            -            -            -
Net income for the year                     -          -            -            -            -      413,000
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1991            146,000      1,000    3,187,000            -            -      (27,000)
Contribution of equipment by
  shareholder                               -          -       89,000            -            -            -
Net loss for the year                       -          -            -            -            -     (859,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1992            146,000      1,000    3,276,000            -            -     (886,000)
Net loss for the year                       -          -            -            -            -   (1,384,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1993            146,000      1,000    3,276,000            -            -   (2,270,000)
Net loss for the year                       -          -            -            -            -     (476,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1994            146,000      1,000    3,276,000            -            -   (2,746,000)



              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)


       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                                                                                                   Deficit
                                                                           Note                  accumulated
                                         Common stock      Additional   receivable                during the
                                     --------------------    paid-in       from       Treasury   development
                                      Shares     Amount      capital   stockholders    stock        stage
                                     ---------  ---------  -----------  ----------- -----------  -----------
Common stock issued, $40.00 per share   1,000          -       50,000            -           -            -
Exercise of stock options between
  $5.00 and $25.00 per share           31,000      1,000      168,000            -           -            -
Common stock grants                     4,000          -            -            -           -            -
Net loss for the year                       -          -            -            -           -   (1,099,000)
                                     ---------  ---------  -----------  -----------  ----------  -----------

Balance, December 31, 1995            182,000      2,000    3,494,000            -           -   (3,845,000)
Merger                                951,000     10,000    9,991,000            -           -            -
Common stock issued, $14.00 per share,
  net of costs of $497,000            429,000      4,000    5,499,000            -           -            -
Exercise of stock options/SAR's
  between $0.00 and $17.60 per share    8,000          -       23,000            -           -            -
Warrants issued at $20.00 per share
  for consulting services                   -          -      344,000            -           -            -
Net loss for the year                       -          -            -            -           -  (11,462,000)
                                     ---------  ---------  -----------  -----------  ----------  -----------

Balance, December 31, 1996          1,570,000     16,000   19,351,000            -           -  (15,307,000)
Common stock issued, $15.00 per share  40,000          -      600,000            -           -            -
Common stock issued, $9.20 per share   20,000          -      192,000            -           -            -
Warrants issued at $7.50 and $9.00
  per share for financial
  consulting services                       -          -      188,000            -           -            -
Net loss for the year                       -          -            -            -           -   (4,441,000)
                                     ---------  ---------  -----------  -----------  ----------  -----------

Balance, December 31, 1997          1,630,000     16,000   20,331,000            -           -  (19,748,000)
Common stock issued, $3.00 per share,
net of costs of $405,000            1,795,000     18,000    4,538,000            -           -            -
Common stock issued, for nil proceeds   4,000          -            -            -           -            -
Warrants issued at $4.00 per share
for financial consulting services           -          -       37,000            -           -            -
Net loss for the year                       -          -            -            -           -   (3,397,000)
                                     ---------  ---------  -----------  -----------  ----------  -----------

Balance, December 31, 1998          3,429,000     34,000   24,906,000            -           -  (23,145,000)
Common stock issued, $2.00 per share,
  net of costs of $271,000          1,658,000     17,000    2,814,000            -           -            -


                Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                                                                    Deficit
                                                                           Note                   accumulated
                                          Common stock      Additional   receivable                 during the
                                     --------------------    paid-in       from       Treasury    development
                                       Shares     Amount     capital   stockholders     stock        stage
                                     ---------  ---------  -----------  -----------  -----------  -----------

Common stock issued,
  Virologix Corporation merger,
  $2.00 per share                   1,000,000     10,000    1,990,000            -            -            -
Common stock issued, for
  nil proceeds                          3,000          -            -            -            -            -
Warrants issued at $3.00
  and $2.93 per share for
  financial consulting services             -          -      296,000            -            -            -
Net loss for the year                       -          -            -            -            -   (3,308,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------

Balance, December 31, 1999          6,090,000     61,000   30,006,000            -            -  (26,453,000)
Common stock issued, $2.50 per share,
  net of costs $1,214,000           5,354,000     54,000   11,992,000            -            -            -
Common stock issued, $3.00 per share  250,000      2,000      748,000            -            -            -
Common stock issued, $5.00 per share  508,000      5,000    2,534,000            -            -            -
Common stock issued to investors
  for cash exercise of warrants
  (from $2.50 to $3.00 per share)      65,000      1,000      172,000            -            -            -
Common stock issued to investors
  for cashless exercise of warrants   152,000      2,000       (2,000)           -            -            -
Common stock issued to directors
  and consultants for cash exercise
  of options and SARs
  (from $0.00 to $3.00 per share)      50,000          -      126,000            -            -            -
Common stock issued, $3.50 per share  143,000      1,000      498,000            -            -            -
Common stock issued to officers,
  $5.50 per share                     190,000      2,000    1,043,000   (1,045,000)           -            -
Common stock issued for nil proceeds   43,000      4,000       (4,000)           -            -            -
Purchase common stock
  $3.00 share                               -          -            -            -     (750,000)           -
Purchase common stock
  $2.50 to $7.94                            -          -            -            -       (4,000)           -
Sale of treasury
  stock $5.50 per share                     -          -      625,000            -      750,000            -
Warrants issued at $2.00 and $3.00
  per share for financial
  consulting services                       -          -       64,000            -            -            -
Net loss for the year                       -          -            -            -            -   (5,428,000)
                                     ---------  ---------  -----------  -----------  -----------  -----------
Balance, December 31, 2000         12,845,000   $132,000  $47,802,000  $(1,045,000)     $(4,000)$(31,881,000)
                                     =========  =========  ===========  ===========  ===========  ===========

             The accompanying notes are an integral part of this statement.

               Access Pharmaceuticals, Inc. and Subsidiaries
                          (a development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              February 24, 1988
                                                 Year ended December 31,        inception to
                                       ----------------------------------------  December 31,
                                           2000          1999          1998          2000
                                       ------------  ------------  ------------  ------------
Cash flows from operating activities:
 Net loss                              $(5,428,000)  $(3,308,000)  $(3,397,000)  $(31,881,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Write off of excess purchase price              -             -             -      8,894,000
 Warrants issued in payment of
   consulting expenses                      64,000       296,000        37,000        929,000
 Research expenses related to
   common stock granted                          -             -             -        100,000
 Depreciation and amortization             422,000       285,000       213,000      1,976,000
 Amortization of debt costs                 54,000             -             -         54,000
 Deferred revenue                          396,000       155,000             -        441,000
 Licenses                                 (100,000)     (425,000)            -       (525,000)
 Change in operating assets
     and liabilities:
   Accounts receivable                    (163,000)      (88,000)        1,000       (252,000)
   Accrued interest receivable            (196,000)            -             -       (196,000)
   Prepaid expenses and other
     current assets                        (16,000)      (63,000)       (3,000)      (134,000)
   Other assets                                  -             -         2,000         (6,000)
   Accounts payable and accrued expenses   353,000       (97,000)      (92,000)       396,000
   Accrued interest payable                283,000             -             -        283,000
                                       ------------  ------------  ------------  -------------
Net cash used in operating activities   (4,331,000)   (3,245,000)   (3,239,000)   (19,921,000)

Cash flows from investing activities:
Capital expenditures                       (72,000)       (5,000)       (4,000)    (1,245,000)
Sales of capital equipment                       -             -         9,000         15,000
Purchases of short-term investments
  and certificates of deposit          (17,394,000)            -             -    (17,394,000)
Purchase of businesses,
  net of cash acquired                           -      (102,000)            -       (226,000)
Other investing activities                       -             -      (100,000)      (150,000)
                                       ------------  ------------  ------------  -------------
Net cash used in investing activities  (17,466,000)     (107,000)      (95,000)   (19,000,000)

Cash flows from financing activities:
Proceeds from notes payable                      -             -             -        721,000
Payments of principal on obligations
  under capital leases                     (26,000)      (97,000)     (173,000)      (750,000)
Purchase of treasury stock                (754,000)            -             -       (754,000)
Cash acquired in merger with Chemex              -             -             -      1,587,000
Notes receivable from shareholders      (1,045,000)            -             -     (1,045,000)
Proceeds from convertible note, net     12,615,000             -             -     12,615,000
Proceeds from stock issuances, net      18,553,000     2,831,000     4,556,000     34,962,000
                                       ------------  ------------  ------------  -------------
Net cash provided by
  financing activities                  29,343,000     2,734,000     4,383,000     47,336,000
                                       ------------  ------------  ------------  -------------

Net increase (decrease) in cash
  and cash  equivalents                  7,546,000      (618,000)    1,049,000      8,415,000

Cash and cash equivalents at
  beginning of period                      869,000     1,487,000       438,000              -
                                       ------------  ------------  ------------  -------------

Cash and cash equivalents at
  end of period                        $ 8,415,000  $    869,000   $  1,487,000  $  8,415,000
                                       ============ =============  ============  =============

Cash paid for interest                 $    50,000  $     12,000   $     22,000  $    239,000
Cash paid for income taxes                       -             -              -             -

Supplemental disclosure of
    noncash transactions
Payable accrued for fixed asset purchase    $    -   $         -   $          -  $     47,000
Elimination of note payable to Chemex
  Pharmaceuticals due to merger                  -             -              -       100,000
Stock issued for license on patents              -             -              -       500,000
Equipment purchases financed
  through capital leases                         -             -              -        82,000
Net liabilities assumed in
  acquisition of Tacora Corporation              -             -              -       455,000
Acquisition of Virologix Corporation
  Assets acquired including goodwill             -     2,571,000              -     2,571,000
  Liabilities assumed                            -      (469,000)             -      (469,000)
  Stock issued                                   -    (2,000,000)             -    (2,000,000)


           The accompanying notes are an integral part of these statements.

                 Access Pharmaceuticals, Inc. and Subsidiaries
                         (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three years ended December 31, 2000

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Access Pharmaceuticals, Inc. is a diversified emerging pharmaceutical company engaged in the development of novel therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms. We operate in a single industry segment. We are in the development stage and our efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

Certain amounts have been reclassified to conform with current period classification.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. We invest our excess cash in government and corporate securities.
Cash and cash equivalents consist primarily of cash in banks, money market funds and short-term corporate securities. All other investments are reported as short-term investments.

Short-term Investments and Certificates of Deposit

All short term investments are classified as held to maturity. The cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

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

                Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2000

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Licenses

We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

In 1999, we acquired a license from the National Institutes of Health for $330,000. The license is amortized over ten years.

In 1999, we also acquired the rights to develop amlexanox for other indications for $200,000 and future milestone payments and royalties. The license is amortized over ten years.

In 2000, we paid an additional $100,000 for the rights to develop amlexanox for other indications. The license is amortized over ten years.

Long-term Investments

In 1997, we signed an agreement with CepTor Corporation ("CepTor"), a privately held biotechnology company. Under the terms of the agreement, which is now terminated, we purchased an aggregate of 25,000 shares of common stock for $150,000.

Revenue Recognition

Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts. Advance payments received are recorded as unearned revenue until the related research activities are performed. Licensing revenues are recognized over the period of our performance obligation. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

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

                 Three years ended December 31, 2000

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, short-term investments and certificates of deposit approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and there were no available securities as a basis to value our securities.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 133 and 138, regarding derivative financial instruments which are required to be adopted in years beginning after June 15, 2000. Because our minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on earnings or on the financial position of the Company.

                  Access Pharmaceuticals, Inc. and Subsidiaries
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Three years ended December 31, 2000

NOTE 2 - FINANCIAL INSTRUMENTS

The following is a summary of available-for-sale securities:

                                              Estimated
                                                 Fair
                                     Cost       Value
                                  ----------  ----------
U.S. government securities         $  4,579    $  4,579
Certificates of deposit              12,815      12,815
Commercial paper                      7,008       7,008
                                  ----------  ----------
Total                              $ 24,402    $ 24,402
                                  ==========  ==========


Included in cash equivalents at December 31, 2000 are $7,008 of commercial paper. All securities have maturities of less than one year.

NOTE 3 - ACQUISITIONS

On July 20, 1999, our wholly-owned subsidiary Access Holdings, Inc.
merged with and into Virologix Corporation, a Delaware corporation ("Virologix"). As a result, Virologix became a wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into
0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Virologix' net identifiable assets of $2,464,000 was recorded as goodwill and is being amortized over ten years. Operations have been included in our consolidated financial statements since the date of acquisition.

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

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Three years ended December 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS

Under a consulting agreement between Thoma Corporation ("Thoma") and us, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., our Chairman of the Board of Directors, is an owner of Thoma Corp. Thoma received payments for consulting services and was also reimbursed for expenses as follows:

                   Consulting  Expense
          Year       Fees     Reimbursement
        ---------  ---------  ---------
         2000       $ 72,000   $  1,000
         1999         72,000      9,000
         1998         72,000     11,000

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell's payments for consulting services, expense reimbursements and warrants are as follows:


                     Consulting    Expense               Exercise
             Year       Fees    Reimbursement  Warrants   Price
           --------  ---------  -------------  --------  --------
             2000     $ 66,000     $  9,000      30,000    $ 2.00
             1999       62,000       18,000      30,000    $ 3.00
             1998        8,000        4,000           -         -

Richard B. Stone, a former Director who resigned on February 16, 2001, is a managing director of Sunrise Securities Corp., which acted as a placement agent in the private placements of our common stock. Mr. Stone received the following shares and warrants:


                                             Exercise
              Year     Shares     Warrants     Price
            ---------  ---------  ---------  ---------
              2000       83,434     101,995     $2.50
              1999      101,225      86,499     $2.00
              1998      109,904      98,474     $3.00

Preston Tsao, a Director, is Managing Director for Corporate Finance of Sunrise Securities Corp., which acted as a placement agent in the private placements of our common stock. Mr. Tsao received the following shares and warrants:


                                      Exercise
       Year      Shares    Warrants    Price
     ---------  ---------  ---------  --------
       2000        1,436      65,791     $2.50
       1999            -      15,310     $2.00
       1998            -      11,015     $3.00

Until August 1, 2001, Sunrise has the right to designate one individual for election to our board of directors and, if Sunrise exercises their right, we are required to use our best efforts to cause their nominee to be elected. In addition, if Sunrise does not exercise their right, we shall permit a representative of Sunrise to attend and observe all board of directors meetings.

We have a "Patent Purchase Agreement" dated April 5, 1994, as amended on January 23, 1996, with Dr. David F. Ranney, a shareholder. Under terms of the agreement, Dr. Ranney was entitled to yearly cash royalty payments as consideration for the assignment of patents to us. As of May 31, 1998, Dr. Ranney signed an agreement whereby all rights, title and interest in and to all inventions and confidential information became our sole and exclusive property.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Three years ended December 31, 2000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 December 31,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
Laboratory equipment                       $ 848,000     $ 808,000
Laboratory and building improvements          50,000        31,000
Furniture and equipment                      190,000       177,000
                                          ------------  ------------
                                           1,088,000     1,016,000
Less accumulated depreciation
  and amortization                           972,000       908,000
                                          ------------  ------------
Net property and equipment                 $ 116,000    $  108,000
                                          ============  ============

Depreciation and amortization on property and equipment was $64,000, $121,000, and $166,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6 - 401(k) PLAN

We implemented a tax-qualified employee savings and retirement plan (the "401(k) Plan") on January 1, 1999 covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2001 and 2000 and $10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. Effective May 1, 1999, we implemented a 401(k) matching program whereby we contribute for each dollar a participant contributes, with a maximum contribution of 2% of a participant's earnings. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k)
Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $22,000 in 2000 and $13,000 in 1999.

NOTE 7 - CONVERTIBLE NOTES

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. The notes have a fixed conversion price of $5.50 per share of common stock and are not convertible for the first twelve months. The note pays 7.0% interest per annum for the first twelve months and if not converted at that time the notes will be adjusted to 7.7% interest per annum. The notes are due September 13, 2005. Total expenses of issuance were $915,000 and are amortized over the life of the notes.

                 Access Pharmaceuticals, Inc. and Subsidiaries
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Three years ended December 31, 2000

NOTE 8 - COMMITMENTS

At December 31, 2000, Access does not have any capital lease obligations. We do have commitments under noncancelable operating leases as follows:


                                      Operating
                                        leases
                                      ----------

2001                                 $  118,000
2002                                    121,000
2003                                    122,000
2004                                    120,000
2005                                    121,000
Thereafter                               30,000
                                      -----------
Total future minimum lease payments  $  632,000
                                     ============

We lease certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $85,000, $81,000 and $77,000, respectively.


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

In May 2000 we completed two self-managed private placement sales of our common stock, at prices of $3.00 and $5.00 per share, respectively. We received gross proceeds of $3.3 million from these sales.

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private placement offering of 4.8 million shares of common stock, at a per share price of $2.50, for which we received gross proceeds of $12.0 million. The placement agent for the offering received warrants to purchase 509,097 shares of common stock with an exercise price of $2.50 per share, in accordance with the offering terms and elected to receive 382,315 shares of common stock in lieu of certain sales commissions and expenses.

On July 20, 1999 and October 18, 1999, with the assistance of an investment bank, we completed the first and second closings of an offering of an aggregate of 1,551,000 shares of common stock at a per share price of $2.00, receiving aggregate gross proceeds of $3.1 million, less issuance costs of $271,000. The placement agent for the offering received warrants to purchase 165,721 shares of common stock with an exercise price of $2.00 per share, in accordance with the offering terms and elected to receive 106,217 shares of common stock in lieu of certain sales commissions and expenses. On July 20, 1999, our wholly-owned subsidiary Access Holdings, Inc. merged with and into Virologix Corporation, a Delaware corporation. As a result, Virologix became our wholly-owned subsidiary and each outstanding share of Virologix' common stock was converted into 0.231047 shares of our common stock, representing 999,963 shares of common stock. The transaction has been accounted for as a purchase.

Restricted Stock Purchase Program

On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the Program, the Company's executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 190,000 shares were purchased under the Program by four eligible participants at $5.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participant's delivery of a 50%- recourse promissory note payable to the Company for three

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2000


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

executive officer participants and a full-recourse promissory note payable to the Company for the corporate secretary. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years.
The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivables from participants in this Program for $1,045,000 as a reduction of equity in the Consolidated Balance Sheet.

The stock granted under the Program, other than to the corporate secretary, vests ratably over four years.

Warrants

There were warrants to purchase a total of 1,073,072 shares of common stock outstanding at December 31, 2000. All the warrants were exercisable at December 31, 2000. The warrants had various prices and terms as follows:


                                       Warrants    Exercise  Expiration
       Summary of Warrants            Outstanding    Price     Date
-----------------------------------  -------------  -------  --------
2000 offering (a)                        372,616     $ 2.00    3/01/05
2000 scientific consultant (b)            30,000       2.00    1/01/07
2000 scientific consultant (c)             7,500       3.00    1/01/04
1999 offering (d)                        120,858       2.00   10/18/04
1999 warrants assumed in merger (e)       27,145      12.98    4/30/02
1999 financial advisor (f)               100,000       2.93    3/26/04
1999 scientific consultant (g)            30,000       3.00    1/01/03
1998 offering (h)                        325,658       3.00    7/30/03
1998 financial advisor (i)                15,000       4.00   12/01/03
1997 financial advisor (j)                37,500  7.50/9.00    6/30/02
1995 lease/buyback (k)                     6,795       3.00    9/21/01
                                       ----------
               Total                   1,073,072
                                       ==========

a) In connection with the aforementioned offerings of common stock in 2000, warrants to purchase a total of 509,097 shares of common stock were issued. All of the warrants are exercisable per share and expire five years from date of issuance.

b) During 2000, a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $2.00 per share at any time from January 1, 2000 until January 1, 2007, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.68 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.625%, expected volatility 118% and an expected life of 5 years.
Total fair value of the warrants relating to the consulting services ($50,000) has been recorded as consulting expense and an increase to additional paid-in capital.

c) During 2000, a scientific advisor received warrants to purchase 7,500 shares of common stock at any time from January 1, 1999 until January 1, 2004, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.87 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility 122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($14,000) has been recorded as consulting expense and an increase to additional paid-in capital.

d) In connection with the aforementioned offerings of common stock in 1999, warrants to purchase a total of 165,721 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

            Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2000

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) - Continued

e) In connection with the aforementioned merger with Virologix, we assumed warrants to purchase 27,145 shares of common stock. Virologix warrants were converted into 0.231047 Access warrants. All of the warrants are exercisable immediately and expire between March 24, 2002 and November 1, 2002.

f) During 1999, a financial advisor received warrants to purchase 100,000 shares of common stock at any time from March 26, 1999 until March 26, 2004, for financial consulting services rendered in 1999. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.42%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($249,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

g) During 1999, a scientific advisor received warrants to purchase 30,000 shares of common stock at any time from January 1, 1999 until January 1, 2003, for scientific consulting services rendered in 1999. The fair value of the warrants was $1.56 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility 122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($47,000) has been recorded as consulting expense and an increase to additional paid-in capital.

h) In connection with offerings of units and common stock in 1998, warrants to purchase a total of 579,627 shares of common stock were issued. All of the warrants are exercisable immediately at $3.00 per share and expire five years from date of issuance. Unexercised warrants at December 31, 2000 are 325,658.

i) During 1998, a financial advisor received warrants to purchase 15,000 shares of common stock at any time from December 1, 1998 until December 1, 2003, for financial consulting services rendered in 1998. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 4.85%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($37,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

j) We also have warrants outstanding to purchase 37,500 shares of common stock, one-half (18,750 shares) at an exercise price of $7.50 per share, and one-half (18,750 shares) at an exercise price of $9.00 per share until June 30, 2002.

k) We also have warrants outstanding to purchase 6,795 shares of common stock at $3.00 per share. These warrants expire in September 2001.

            Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Three years ended December 31, 2000


NOTE 10 - STOCK OPTION PLANS

We have a stock option plan, as amended, (the "1995 Stock Awards Plan"), under which 2,000,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. The 1995 Stock Awards Plan replaced the previously approved stock option plan (the "1987 Stock
Awards Plan"). Options granted under the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options are generally granted with an exercise price equal to the market value at the date of grant.

At December 31, 2000, there were 873,416 additional shares available for grant under the 1995 Stock Awards Plan.

On February 11, 2000 we adopted the 2000 Special Stock Option Plan and Agreement (the "Plan"). The Plan provides for the award of options to purchase 500,000 shares of the authorized but unissued shares of common stock of the Company. The option vests ratably over a four year period and is exercisable over a ten-year period from the date of grant. The option was granted with an exercise price equal to the market value at the date of grant.

We apply APB Opinion No. 25 in accounting for our stock options. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for employee stock options because the quoted market price of the underlying common stock did not exceed the exercise price of the option at the date of grant. Had we determined compensation cost based on the fair value at the grant date for its stock options issued after 1994 under SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                December 31,
                                 ----------------------------------------
                                     2000          1999          1998
                                 ------------  ------------  ------------
Net loss
  As reported                    $(5,428,000)  $(3,308,000)  $(3,397,000)
  Pro forma                       (6,366,000)   (3,603,000)   (3,583,000)

Basic and diluted loss per share
  As reported                          ($.49)        ($.72)       ($1.28)
  Pro forma                            ($.57)        ($.78)       ($1.35)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 0% for all periods; volatility of 118%, 91% and 122%; risk-free interest rates of 4.85%, 6.62% and 4.84% and expected lives of four years for all periods. The weighted average fair values of options granted were $2.88, $1.37 and $2.40 per share during 2000, 1999 and 1998, respectively.

             Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Three years ended December 31, 2000

NOTE 10 - STOCK OPTION PLANS - Continued



Summarized information for the 1995 Stock Awards Plan is as follows:

                                                            Weighted-
                                                             average
                                                             exercise
                                                Shares        price
                                             ------------  ----------

Outstanding options at January 1, 1998           32,150      $ 20.40
Granted                                         306,500         3.00
Forfeited                                       (32,150)      (20.40)
                                             ------------
Outstanding options at December 31, 1998        306,500         3.00

Granted                                         333,000         1.99
Forfeited                                        (6,500)       (1.46)
                                             ------------
Outstanding options at December 31, 1999        633,000         2.47

Granted                                         551,500         4.94
Exercised                                       (47,916)        2.64
Forfeited                                       (10,000)        1.73
                                             ------------
Outstanding options at December 31, 2000      1,126,584         3.68

Exercisable at December 31, 1998                142,500         3.00
Exercisable at December 31, 1999                300,875         2.66
Exercisable at December 31, 2000                414,239         2.59


Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2000 is summarized below:


                                        Weighted average                Weighted
                          Number of  -----------------------  Number of average
                           shares      Remaining    Exercise    shares  exercise
Range of exercise prices outstanding life in years   price   exercisable  price
------------------------ ----------- ------------- --------- -----------  -----
$2.00                       304,000       9.0        $2.00     187,198     $2.00
$2.50                       149,500      10.0         2.50           -         -
$2.94 - 3.563               300,084       8.2         3.04     227,041      3.04
$5.50 - 7.8125              373,000      10.0         6.03           -         -
                          ---------                           ---------
                          1,126,584                            414,239
                          =========                           =========

            Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Three years ended December 31, 2000


NOTE 10 - STOCK OPTION PLANS - Continued

Summarized information for the 2000 Special Stock Option Plan is as follows:


                                                             Weighted-
                                                              average
                                                             exercise
                                                   Shares      price
                                                 ----------  ---------
Outstanding options at January 1, 2000                   -
Granted                                            500,000      $5.50
                                                  ---------
Outstanding options at December 31, 2000           500,000      $5.50
                                                  =========


None of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2000. All of the options have a remaining life of 10 years at $5.50 per share.


Summarized information for the 1987 Stock Awards Plan is as follows:

All issued options under the 1987 Stock Awards Plan are vested and exercisable. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:

                                                          Weighted-
                                                           average
                                                Stock      exercise
                                               options       price
                                            ------------  ----------

Outstanding awards at January 1, 1998            43,989      $38.00
Forfeited                                        (8,903)     (47.75)
                                                --------
Outstanding awards at December 31, 1998          35,086       35.49

Forfeited                                        (5,084)     (41.77)
                                                --------
Outstanding awards at December 31, 1999          30,002       34.66

Exercised                                             -        0.00
Forfeited                                        (1,250)      30.00
                                                --------
Outstanding awards at December 31, 2000          28,752       37.38
                                                ========

All options outstanding were exercisable at each year end.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Three years ended December 31, 2000


NOTE 10 - STOCK OPTION PLANS - Continued

Further information regarding options outstanding and exercisable under the 1987 Stock Awards Plan at December 31, 2000 is summarized below:


                                        Weighted average
                                       ---------------------
                            Number of  Remaining  Exercise
Range of exercise prices    of shares    life       price
--------------------------  ---------  --------  -----------
$17.50 - $24.00               14,128      3.4       $18.77
$35.00 - $64.40                7,750      2.7        41.98
$78.80 - $102.60               6,874      2.0        98.71
                             --------
                              28,752
                             ========

NOTE 11 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                        2000          1999          1998
                                    ------------  ------------  ------------
Income taxes at U.S. statutory rate $(1,846,000)  $(1,124,000)  $(1,155,000)
Change in valuation allowance           (24,000)       15,000     1,142,000
Items not deductible for tax             46,000       101,000        13,000
Expiration of net operating loss
  and general business
  credit carryforwards                1,824,000     1,008,000             -
                                    ------------  ------------  ------------
Total tax expense                   $         -   $         -   $         -
                                    ============  ============  ============

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets. The temporary differences that give rise to deferred tax assets were as follows:



                                                    December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Deferred tax assets (liabilities)
Net operating loss carryforwards      $18,491,000   $18,438,000   $17,101,000
General business credit carryforwards     445,000       456,000       443,000
Property, equipment and goodwill          (24,000)       42,000        24,000
                                      ------------  ------------  ------------
Gross deferred tax assets              18,912,000    18,936,000    17,568,000
Valuation allowance                   (18,912,000)  (18,936,000)  (17,568,000)
                                      ------------  ------------  ------------
Net deferred taxes                    $         -   $         -   $         -
                                      ============  ============  ============


              Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Three years ended December 31, 2000

NOTE 11 - INCOME TAXES - Continued

During 2000, our gross deferred tax asset decreased by $24,000 due expiration of net operating loss carryforwards less the effect of the net loss. The valuation allowance decreased by a corresponding amount.

At December 31, 2000, we had approximately $54,385,000 of net operating loss carryforwards and approximately $445,000 of general business credit carryforwards. These carryforwards expire as follows:

2001       $  3,190,000
2002          5,690,000
2003          7,171,000
2004          5,751,000
2005          5,364,000
Thereafter   27,664,000
          -------------
          $  54,830,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.


NOTE 12 - CONTINGENCIES

Our products will require clinical trials, U.S. Food and Drug
Administration approval, or approval of similar authorities internationally and acceptance in the marketplace after commercialization. Although we believe our patents and patent applications are valid, the invalidation of any of our major patents could have a material adverse effect upon our business. We compete with specialized biotechnology companies and major pharmaceutical companies, many of these competitors have substantially greater resources than us.

We are not currently a party to any material legal proceedings.