Form 10-Q
period 2001-03-31
ACCESS PHARMACEUTICALS INC
filed 2001-05-15
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001 was 12,850,478 shares of common stock, $0.01 par value per share.






                     Total No. of Pages    9
                                         -----

                    PART I -- FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. Together with our subsidiaries, we have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner, GlaxoSmithKline, formally Block Drug Company, is marketing in the United States, a product named Aphthasol R, a drug jointly developed, the first U.S. Food and Drug Administration, or FDA, approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed certain of the rights for amlexanox from GlaxoSmithKline for certain countries excluding the U. S. and the worldwide rights for certain additional indications including mucositis and oral diseases in other territories.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to our research and development focus, uncertainties associated with research and development activities, clinical trials, uncertainty associated with preclinical and clinical testing, the timing of regulatory approvals, future cash flow, timing and receipt of licensing revenues, collaborations, dependence on others, and other risks detailed in our reports filed under the Securities Exchange Act of 1934, as amended, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2000.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March
31, 2001, our accumulated deficit was $33,052,000 of which $8,894,000 was the result of the write-off of excess purchase price of mergers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 2001 was $23,424,000 representing a decrease in working capital of $973,000 as compared to the working capital as of December 31, 2000 of $24,397,000.

The decrease in working capital was due to the loss from operations for the first quarter of 2001.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2001 of $33,052,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through the year 2002.

We will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products. Our future capital requirements and adequacy of available funds will depend on many factors, including:

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue in the first quarter of 2001 was $211,000, as compared to no revenue in the same period of 2000. Revenue recognized in the first quarter is from several licensing agreements, including various amlexanox projects and ResiDerm TM.

Total research spending for the first quarter of 2001 was $1,003,000, as compared to $603,000 for the same period in 2000, an increase of $400,000. The increase in expenses was the result of:

* higher clinical development costs ($225,000) for amlexanox product development projects for OraRinse TM and OraDisc TM and the polymer platinate clinical development project. The OraRinse TM Phase II trial is ongoing and we anticipate that this study will be completed and the results published in the second quarter. The first Phase III study evaluating OraDisc TM was completed and another Phase III study has started. The Phase I polymer platinate study is ongoing;

*  higher scientific consulting costs ($112,000);

* higher scientific salary costs ($63,000) due to additional employees; and,

* higher scientific consulting costs ($41,000) as the results of warrants granted to consultants in 2001.

The increase in expenses was partially offset by:

*  lower moving expenses for scientific personal ($34,000); and

*  other net decreases ($7,000).

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $436,000 for the first quarter of 2001, an increase of $7,000 as compared to the same period in 2000. The increase in spending was due primarily to the following:

*  higher shareholder expenses ($35,000);

*  higher patent costs ($20,000); and

*  higher salary expenses ($17,000).

These general and administrative expenses increases were
partially offset by:

*  lower professional fees ($28,000);

*  lower license fees ($16,000);

*  lower travel and entertainments costs ($12,000); and

*  other net decreases ($9,000).

Depreciation and amortization was $102,000 for the first quarter of 2001 as compared to $111,000 for the same period in 2000 reflecting a decrease of $9,000. The decrease in amortization is due to lower depreciation reflecting that some major assets have been fully depreciated.

Total operating expenses in the first quarter of 2001 was $1,541,000 as compared to total operating expenses of $1,143,000 for the same period in 2000.

Loss from operations in the first quarter of 2001 was $1,330,000 as compared to a loss of $1,143,000 for the same period in 2000.

Interest and miscellaneous income was $442,000 for the first quarter of 2001 as compared to $65,000 for the same period in 2000, an increase $377,000. The increase in interest income was due to higher cash balances in 2001 resulting from our private placements of common stock and convertible note offering in 2000.

Interest expense was $283,000 for the first quarter of 2001 as compared to $2,000 for the same period in 2000, an increase of $281,000. The increase is interest expense is due to interest accrued on the $13.5 million convertible notes interest in September 2000 and amortization of debt issuance costs.

Net loss in the first quarter of 2001 was $1,171,000, or a $0.09 basic and diluted loss per common share, compared with a loss of $1,080,000, or a $0.14 basic and diluted loss per common share for the same period in 2000.

                    PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2   CHANGES IN SECURITIES

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
3.8   Certificate of Amendment of Certificate of Incorporation filed
      July 31, 2000.

Reports on Form 8-K:

None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ACCESS PHARMACEUTICALS, INC.


Date: May  14, 2001          By:/s/ Kerry P. Gray
      -------------             ------------------------
                                Kerry P. Gray
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Date: May  14, 2001          By:/s/ Stephen B. Thompson
      -------------             ------------------------
                                Stephen B. Thompson
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                   Condensed Consolidated Balance Sheets

                                            March 31, 2001  December 31, 2000
                                            --------------   --------------
    Assets                                   (unaudited)
Current assets
  Cash and cash equivalents                  $  4,869,000     $  8,415,000
  Short term investments, at cost              20,155,000       17,394,000
  Accounts receivable                               7,000          251,000
  Accrued interest receivable                     135,000          196,000
  Prepaid expenses and other current assets       114,000          133,000
                                            --------------   --------------
    Total current assets                       25,280,000       26,389,000

Property and equipment, net                       109,000          116,000

Debt issuance costs                               816,000          861,000

Licenses, net                                     859,000          887,000

Goodwill, net                                   2,053,000        2,115,000

Other assets                                      158,000          158,000
                                            --------------   --------------
Total assets                                 $ 29,275,000     $ 30,526,000
                                            ==============   ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses      $    796,000        1,158,000
  Accrued interest payable                        520,000          283,000
  Deferred revenues                               540,000          551,000
                                            --------------   --------------
    Total current liabilities                   1,856,000        1,992,000

Convertible notes                              13,530,000       13,530,000
                                            --------------   --------------
    Total liabilities                          15,386,000       15,522,000
                                            --------------   --------------

Commitments and contingencies                           -                -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                          -                -
  Common stock - $.01 par value;
    authorized 50,000,000 shares;
    issued, 12,850,478 at March 31, 2001 and
    12,844,699 at December 31, 2000               133,000          132,000
  Additional paid-in capital                   47,857,000       47,802,000
  Notes receivable from stockholders           (1,045,000)      (1,045,000)
  Treasury stock, at cost - 819 shares             (4,000)          (4,000)
  Deficit accumulated during the
    development stage                         (33,052,000)     (31,881,000)
                                            --------------   --------------
   Total stockholders' equity                  13,889,000       15,004,000
                                            --------------   --------------

Total liabilities and stockholders' equity   $ 29,275,000     $ 30,526,000
                                            ==============   ==============

    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

            Condensed Consolidated Statements of Operations
                             (unaudited)

                                                                 February 24,
                                  Three Months ended March 31,      1988
                                  ----------------------------  (inception) to
                                      2001           2000       March 31, 2001
                                  -------------  -------------  -------------
Revenues
Research and development           $         -    $         -    $ 2,711,000
Option income                                -              -      2,164,000
Licensing revenues                     211,000              -        643,000
                                  -------------  -------------  -------------
  Total revenues                       211,000              -      5,518,000

Expenses
Research and development             1,003,000        603,000     16,983,000
General and administrative             436,000        429,000     12,097,000
Depreciation and amortization          102,000        111,000      2,078,000
Write-off of excess purchase price           -              -      8,894,000
                                  -------------  -------------  -------------
  Total expenses                     1,541,000      1,143,000     40,052,000
                                  -------------  -------------  -------------

Loss from operations                (1,330,000)    (1,143,000)   (34,534,000)
                                  -------------  -------------  -------------

Other income (expense)
Interest and miscellaneous income      442,000         65,000      2,299,000
Interest expense                      (283,000)       (52,000)      (817,000)
                                  -------------  -------------  -------------
                                       159,000         63,000      1,482,000
                                  -------------  -------------  -------------

Net loss                           $(1,171,000)   $(1,080,000)  $(33,052,000)
                                  =============  =============  =============

Basic and diluted loss per
  common share                          $(0.09)        $(0.14)
                                  =============  =============

Weighted average basic and diluted
  common shares outstanding         12,848,344      7,753,514
                                  =============  =============


     The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                    February 24,
                                    Three Months ended March 31,       1988
                                    ----------------------------  (inception) to
                                        2001           2000       March 31, 2001
                                    -------------  -------------  --------------
Cash flows form operating activities:
Net loss                             $(1,171,000)   $(1,080,000)   $(33,052,000)
 Adjustments to reconcile net loss
 to cash used in operating activities:
  Write-off of excess purchase price           -              -       8,894,000
  Warrants issued in payment of
    consulting expenses                   41,000              -         970,000
  Research expenses related to
    common stock granted                       -              -         100,000
  Depreciation and amortization          102,000        111,000       2,078,000
  Amortization of debt costs              45,000              -          99,000
  Deferred revenue                       (11,000)       428,000         430,000
  Change in operating assets and
   liabilities:
    Accounts receivable                  244,000       (124,000)         (8,000)
    Accrued interest receivable           61,000              -        (135,000)
    Prepaid expenses and other
      current assets                      19,000         32,000        (115,000)
    Licenses                                   -       (100,000)       (525,000)
    Other assets                               -              -          (6,000)
    Accounts payable and
      accrued expenses                  (362,000)        48,000          34,000
    Accrued interest payable             237,000              -         520,000
                                    -------------  -------------  --------------
Net cash used in operating activities   (795,000)      (685,000)    (20,716,000)
                                    -------------  -------------  --------------

Cash flows from investing activities:
 Capital expenditures                     (5,000)       (38,000)     (1,250,000)
 Sales of capital equipment                    -              -          15,000
 Purchase of short term investments
  and certificates of deposit         (2,761,000)   (10,960,000)    (20,155,000)
 Purchase of business, net of
   cash acquired                               -              -        (226,000)
 Other investing activities                    -              -        (150,000)
                                    -------------  -------------  --------------
Net cash used in investing activities (2,766,000)   (10,998,000)    (21,766,000)
                                    -------------  -------------  --------------
Cash flows from financing activities:
 Proceeds from notes payable                   -              -         721,000
 Payments of principal on
  obligations under capital leases             -        (20,000)       (750,000)
 Purchase of treasury stock                    -       (750,000)       (754,000)
 Cash acquired in merger with Chemex           -              -       1,587,000
 Notes receivable from shareholders            -              -      (1,045,000)
 Deposits received for
  private placement                            -      2,967,000               -
 Proceeds from convertible note, net           -              -      12,615,000
 Proceeds from stock issuances, net       15,000     12,036,000      34,977,000
                                    -------------  -------------  --------------
 Net cash provided by
   financing activities                   15,000     14,233,000      47,351,000
                                    -------------  -------------  --------------

Net increase (decrease) in
  cash and cash equivalents           (3,546,000)     2,550,000       4,869,000

Cash and cash equivalents at
  beginning of period                  8,415,000        869,000               -
                                    -------------  -------------  --------------

Cash and cash equivalents at
  end of period                      $ 4,869,000    $ 3,419,000    $  4,869,000
                                    =============  =============  ==============


Cash paid for interest               $         -    $     2,000    $    239,000
Cash paid for income taxes                     -              -               -

Supplemental disclosure of noncash
transactions
 Payable accrued for fixed asset
  purchase                           $         -    $         -    $     47,000
 Elimination of note payable to Chemex
  Pharmaceuticals due to merger                -              -         100,000
 Stock issued for license on patents           -              -         500,000
 Equipment purchases financed through
  capital leases                               -              -          82,000
 Net liabilities assumed in acquisition
  of Tacora Corporation                        -              -         455,000
 Acquisition of Virologix Corporation
   Assets acquired including goodwill          -              -       2,571,000
   Liability assumed                           -              -        (469,000)
   Stock issued                                -              -      (2,000,000)


       The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

            Notes to Condensed Consolidated Financial Statements
                Three Months Ended March 31, 2001 and 2000
                              (unaudited)


(1)   Interim Financial Statements

The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain amounts have been reclassified to conform with current period classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2000 contains financial information taken from the audited financial statements as of that date.