Form 10-Q
period 2001-06-30
ACCESS PHARMACEUTICALS INC
filed 2001-08-14
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

Yes  X   No
    ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2001 was 12,856,569 shares of common stock, $0.01 par value per share.




                      Total No. of Pages    12
                                           ----

                   PART I -- FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. Together with our subsidiaries, we have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm TM, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner, GlaxoSmithKline (formerly Block Drug Company), is marketing in the United States a product, Aphthasol R, a drug jointly developed, the first U.S. Food and Drug Administration (or FDA) approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed certain rights for the use of amlexanox in additional indications from GlaxoSmithKline for numerous markets excluding the U. S. and the worldwide rights for mucositis.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2001, our accumulated deficit was $34,569,000, of which $8,894,000 was the result of the write-off of excess purchase price of mergers.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2001 was $22,025,000 representing a decrease in working capital of $2,372,000 as compared to the working capital as of December 31, 2000 of $24,397,000. The decrease in working capital was due to the loss from operations for the first six months of 2001.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2001 of $34,569,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments from corporate alliances and mergers have also provided funding for operations.

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

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Revenue in the second quarter of 2001 was $10,000, as compared to no revenue in the same period of 2000. Revenue in the second quarter of 2001 is recognized over the period of the performance obligation of several licensing agreements, including various amlexanox projects.

Total research spending for the second quarter of 2001 was $1,032,000, as compared to $1,069,000 for the same period in 2000, a decrease of $37,000. The decrease in expenses was the result of:

* lower clinical development costs ($221,000) for amlexanox product development projects for OraDisc TM. Costs for this project were incurred in the second quarter 2000 and minimal costs were incurred in the second quarter 2001 due to the completion of OraDisc TM trials in 2000 and early 2001; and

*  other net decreases ($34,000).

The decrease in expenses was partially offset by:

* higher clinical development costs ($131,000) for amlexanox cream and gel projects due to the start of clinical trials in 2001; and

*  higher scientific salary cost ($87,000) due to additional employees on staff.

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $463,000 for the second quarter of 2001, a decrease of $24,000 as compared to the same period in 2000. The decrease in spending was due primarily to lower compensation expenses ($99,000).

These general and administrative expenses decreases were partially offset by:

*  higher patent costs ($21,000);

*  higher shareholder expenses ($21,000); and

*  other net increases ($33,000).

Depreciation and amortization was $99,000 for the second quarter of 2001 as compared to $112,000 for the same period in 2000 reflecting a decrease of $13,000. The decrease in amortization is due to lower depreciation reflecting that some major assets have been fully depreciated.

Total operating expenses in the second quarter of 2001 were $1,594,000 as compared to total operating expenses of $1,668,000 for the same period in 2000.

Loss from operations in the second quarter of 2001 was $1,584,000 as compared to a loss of $1,668,000 for the same period in 2000.

Interest and miscellaneous income was $350,000 for the second quarter of 2001 as compared to $223,000 for the same period in 2000, an increase $127,000. The increase in interest income was due to higher cash balances in 2001 resulting from our private placements of common stock and convertible note offering in 2000.

Interest expense was $283,000 for the second quarter of 2001 as compared to $1,000 for the same period in 2000, an increase of $282,000. The increase in interest expense was due to interest accrued in 2001 on the $13.5 million convertible notes that were issued in 2000 and amortization of debt issuance costs.

Net loss in the second quarter of 2001 was $1,517,000, or a $0.12 basic and diluted loss per common share, compared with a loss of $1,446,000, or a $0.13 basic and diluted loss per common share for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue in the first six months of 2001 was $221,000, as compared to no revenue in the same period of 2000. Revenue in the first six months of 2001 is recognized over the period of the performance obligation of several licensing agreements, including various amlexanox projects and ResiDerm TM.

Total research spending for the first six months of 2001 was $2,035,000, as compared to $1,672,000 for the same period in 2000, an increase of $363,000. The increase in expenses was the result of:

* higher clinical development costs ($262,000) for amlexanox product development projects for OraDisc TM, cream and gel projects. The first Phase III study evaluating OraDisc TM was completed and a second Phase III study is scheduled to commence in 2001. During the first six months of 2001 we also commenced Phase I amlexanox gel and cream studies; and

*  higher scientific salary costs ($146,000) due to additional employees;

The increase in expenses was partially offset by:

*  lower moving expenses for scientific personal ($42,000); and

*  other net decreases ($3,000).

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $899,000 for the first six months of 2001, a decrease of $17,000 as compared to the same period in 2000. The decrease in spending was due primarily to the following:

*  lower compensation expenses ($81,000);

* lower listing fees in 2001 due to our initial listing on the American Stock Exchange in 2000 ($32,000); and

*  other net decreases ($2,000).

These general and administrative expense decreases were partially offset by:

*  higher shareholder expenses ($56,000); and

*  higher patent costs ($42,000).

Depreciation and amortization was $201,000 for the first six months of 2001 as compared to $223,000 for the same period in 2000 reflecting a decrease of $22,000. The decrease in amortization was due to lower depreciation reflecting that some major assets have been fully depreciated.

Total operating expenses in the first six months of 2001 were $3,135,000 as compared to total operating expenses of $2,811,000 for the same period in 2000.

Loss from operations in the first six months of 2001 was $2,914,000 as compared to a loss of $2,811,000 for the same period in 2000.

Interest and miscellaneous income was $792,000 for the first six months of 2001 as compared to $288,000 for the same period in 2000, an increase of $504,000. The increase in interest income was due to higher cash balances in 2001 resulting from our private placements of common stock and convertible note offering in 2000.

Interest expense was $566,000 for the first six months of 2001 as compared to $3,000 for the same period in 2000, an increase of $563,000. The increase is interest expense is due to interest accrued on the $13.5 million convertible notes issued in 2000 and amortization of debt issuance costs.

Net loss in the first six months of 2001 was $2,688,000, or a $0.21 basic and diluted loss per common share, compared with a loss of $2,526,000, or a $0.26 basic and diluted loss per common share for the same period in 2000.


                     PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2  CHANGES IN SECURITIES

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 21, 2001 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

*  Three directors were reelected for three year terms with the following votes:
   Herbert H. McDade, Jr., 7,348,123 - For; and 42,828 - Withheld Authority Kerry P. Gray; 7,348,121 - For; and 42,830 - Withheld Authority
   J. Michael Flinn; 6,948,117 - For; and 442,834 - Withheld Authority

* The terms of office as a director of Access of each of Stephen B. Howell, Max Link, John J. Meakam, Jr. and Preston Tsao continued after the meeting.

* A proposal to amend our 1995 stock option plan, as amended, to adjust the number of options to be granted annually to non-employee directors from 5,000 to 10,000 shares of common stock was approved with 6,887,955 - For; 494,316 - Against; and 8,680 - Abstain.

* A proposal to approve the 2001 Access Pharmaceuticals, Inc. restricted stock plan was approved with 7,305,848 - For; 78,421 - Against; and 6,682 - Abstain.

* A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2001 was approved with 6,953,025 - For; 434,438 - Against; and 3,487 - Abstain.

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:  10.19  Supplemental Lease Agreement between Pollock Realty
                  Corporation and us dated February 9, 2001

Reports on Form 8-K:

None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.


Date: August 14, 2001         By:/s/ Kerry P. Gray
                                 ---------------------
                              Kerry P. Gray
                              President and Chief Executive Officer


Date: August 14, 2001         By:/s/ Stephen B. Thompson
                                 -------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                Condensed Consolidated Balance Sheets

                                              June 30, 2001   December 31, 2000
                                              --------------   --------------
       ASSETS                                  (unaudited)
Current assets
  Cash and cash equivalents                    $  5,615,000     $  8,415,000
  Short term investments, at cost                18,174,000       17,394,000
  Accounts receivable                                 1,000          251,000
  Accrued interest receivable                        68,000          196,000
  Prepaid expenses and other current assets          68,000          133,000
                                               -------------    -------------
Total current assets                             23,926,000       26,389,000

Property and equipment, net                         128,000          116,000

Debt issuance costs, net                            770,000          861,000

Licenses, net                                       831,000          887,000

Goodwill, net                                     1,992,000        2,115,000

Other assets                                        159,000          158,000
                                               -------------    -------------
Total assets                                   $ 27,806,000     $ 30,526,000
                                               =============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses        $    615,000     $  1,158,000
  Accrued interest payable                          756,000          283,000
  Deferred revenues                                 530,000          551,000
                                               -------------    -------------
        Total current liabilities                 1,901,000        1,992,000

Convertible notes                                13,530,000       13,530,000
                                               -------------    -------------
Total liabilities                                15,431,000       15,522,000

Commitments and contingencies                             -                -

Stockholders' equity
  Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none issued or outstanding                           -                -
  Common stock - $.01 par value;
     authorized 50,000,000 shares;
     issued, 12,856,569 at June 30, 2001
     and 12,844,669 at December 31,2000             133,000          132,000
  Additional paid-in capital                     47,860,000       47,802,000
  Notes receivable from stockholders             (1,045,000)      (1,045,000)
  Treasury stock, at cost - 819 shares               (4,000)          (4,000)
  Deficit accumulated during
     the development stage                      (34,569,000)     (31,881,000)
                                               -------------    -------------
Total stockholders' equity                       12,375,000       15,004,000
                                               -------------    -------------

Total liabilities and stockholders' equity     $ 27,806,000     $ 30,526,000
                                               =============    =============


    The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

               Condensed Consolidated Statements of Operations
                              (unaudited)

                                          Three months ended           Six months ended        February 24,
                                               June 30,                    June 30,               1988
                                      --------------------------  --------------------------  (inception) to
                                          2001          2000          2001          2000      June 30, 2001
                                      ------------  ------------  ------------  ------------  --------------
Revenues
Research and development               $        -    $        -    $        -    $        -    $  2,711,000
Option income                                   -             -             -             -       2,164,000
Licensing revenues                         10,000             -       221,000             -         653,000
                                      ------------  ------------  ------------  ------------  --------------
Total revenues                             10,000             -       221,000             -       5,528,000

Expenses
Research and development                1,032,000     1,069,000     2,035,000     1,672,000      18,015,000
General and administrative                463,000       487,000       899,000       916,000      12,560,000
Depreciation and amortization              99,000       112,000       201,000       223,000       2,177,000
Write-off of excess purchase price              -             -             -             -       8,894,000
                                      ------------  ------------  ------------  ------------  --------------
Total expenses                          1,594,000     1,668,000     3,135,000     2,811,000      41,646,000
                                      ------------  ------------  ------------  ------------  --------------

Loss from operations                   (1,584,000)   (1,668,000)   (2,914,000)   (2,811,000)    (36,118,000)

Other income (expense)
Interest and miscellaneous income         350,000       223,000       792,000       288,000       2,649,000
Interest and debt expense                (283,000)       (1,000)     (566,000)       (3,000)     (1,100,000)
                                      ------------  ------------  ------------  ------------  --------------
                                           67,000       222,000       226,000       285,000       1,549,000
                                      ------------  ------------  ------------  ------------  --------------

Net loss                              $(1,517,000)  $(1,446,000)  $(2,688,000)  $(2,526,000)  $ (34,569,000)
                                      ============  ============  ============  ============  ==============

Basic and diluted loss per
  common share                             $(0.12)       $(0.13)       $(0.21)       $(0.26)
                                      ============  ============  ============  ============

Weighted average basic and diluted
common shares outstanding              12,853,923    11,479,207    12,851,149     9,547,679
                                      ============  ============  ============  ============


     The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                   February 24,
                                        Six months ended June 30,     1988
                                       -------------------------- (inception) to
                                           2001          2000      June 30, 2001
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $(2,688,000)  $(2,526,000)  $(34,569,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Warrants issued in payment of
    consulting expenses                     41,000             -        970,000
  Research expenses related to
    common stock granted                         -             -        100,000
  Depreciation and amortization            201,000       223,000      2,177,000
  Amortization of debt costs                91,000             -        145,000
  Deferred revenue                         (21,000)      428,000        420,000
  Change in operating assets and
      liabilities:
    Accounts receivable                    250,000        48,000         (2,000)
    Accrued interest receivable            128,000      (100,000)       (68,000)
    Prepaid expenses and other
      current assets                        65,000        46,000        (69,000)
    Licenses                                     -      (100,000)      (525,000)
    Other assets                            (1,000)            -         (7,000)
    Accounts payable and accrued expenses (543,000)       88,000       (147,000)
    Accrued interest payable               473,000             -        756,000
                                       ------------  ------------  -------------
Net cash used in operating activities   (2,004,000)   (1,893,000)   (21,925,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                      (34,000)      (63,000)    (1,279,000)
 Sales of capital equipment                      -             -         15,000
 Purchases of short term investments
   and certificates of deposit            (780,000)  (12,519,000)   (18,174,000)
 Purchase of businesses, net of
   cash acquired                                 -             -       (226,000)
 Other investing activities                      -             -       (150,000)
                                       ------------  ------------  -------------
Net cash used in investing activities     (814,000)  (12,582,000)   (19,814,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable                     -             -        721,000
 Payments of principal on obligations
   under capital leases                          -       (26,000)      (750,000)
 Purchase of treasury stock                      -      (750,000)      (754,000)
 Cash acquired in merger with Chemex             -             -      1,587,000
 Notes receivable from shareholders              -             -     (1,045,000)
 Proceeds from convertible note, net             -             -     12,615,000
 Proceeds from stock issuances, net         18,000    15,381,000     34,980,000
                                       ------------  ------------  -------------
Net cash provided by financing activities   18,000    14,605,000     47,354,000
                                       ------------  ------------  -------------

Net increase (decrease) in cash and
  cash equivalents                      (2,800,000)      130,000      5,615,000

Cash and cash equivalents at
  beginning of period                    8,415,000       869,000              -
                                       ------------  ------------  -------------

Cash and cash equivalents at
  end of period                        $ 5,615,000   $   999,000   $  5,615,000
                                       ============  ============  =============

      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

           Notes to Condensed Consolidated Financial Statements
                 Six Months Ended June 30, 2001 and 2000
                              (unaudited)

(1)  Interim Financial Statements

The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain amounts have been reclassified to conform with current period classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2000 contains financial information taken from the audited financial statements as of that date.