Form 10-Q
period 2001-09-30
ACCESS PHARMACEUTICALS INC
filed 2001-11-13
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2001 was 12,863,705 shares of common stock, $0.01 par value per share.


                        Total No. of Pages    13

PART I -- FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. Together with our subsidiaries, we have proprietary patents or rights to five technology platforms: synthetic polymers, bioerodible hydrogels, Residerm R, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV.
In addition, our partner, GlaxoSmithKline (formerly Block Drug Company), is marketing in the United States a product, Aphthasol R, a drug jointly developed, the first U.S. Food and Drug Administration, or FDA, approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate this product in additional clinical indications. We have licensed certain rights for the use of amlexanox in additional indications from GlaxoSmithKline for numerous markets excluding the U. S. and the worldwide rights for mucositis.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to our research and development focus, uncertainties associated with research and development activities, clinical trials, uncertainty associated with preclinical and clinical testing, the timing of regulatory approvals, future cash flow, timing and receipt of licensing revenues, collaborations, dependence on others, and other risks detailed in our reports filed under the Securities Exchange Act of 1934, as amended, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2000. Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2001, our accumulated deficit was $36,313,000, of which $8,894,000 was the result of the write-off of excess purchase price of mergers.

RECENT DEVELOPMENTS

Strakan, Ltd, our United Kingdom and Ireland licensee for amlexanox 5% paste, received marketing authorization in September 2001 for this product in the United Kingdom. Strakan's trade name for the product is Aptheal TM. We licensed the exclusive United Kingdom and Ireland rights for the sale and


R  - Registered Mark
TM - Trademark
marketing of amlexanox 5% paste for the treatment of aphthous ulcers (canker sores) to Strakan in August 1998. Under the terms of this license Strakan is responsible for the product registration throughout Europe. Additionally, Strakan will make milestone payments on achievement of performance objectives and we will receive royalties on product sales.

Strakan is also the worldwide licensee of our ResiDerm R technology. ResiDerm R A, which will be marketed under the tradename Zindaclin TM, received marketing authorization in September 2001 in the United Kingdom. The product incorporates clindamycin within the ResiDerm R topical delivery system for the treatment of acne. In February 1998, we licensed the exclusive worldwide rights for the manufacturing, sales and marketing of ResiDerm R to Strakan. Under the terms of the license, Strakan is responsible for all product development activities including product registration. Additionally, Strakan will make milestone payments on achievement of commercial objectives and Access will receive royalties on product sales.


                  LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 2001 was $20,655,000 representing a decrease in working capital of $3,742,000 as compared to the working capital as of December 31, 2000 of $24,397,000. The decrease in working capital was due to the loss from operations for the first nine months of 2001.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2001 of $36,313,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our currently planned operations through June 2004.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

Revenue in the third quarter of 2001 was $11,000, as compared to no revenue in the same period of 2000. Revenue in the third quarter of 2001 was recognized over the period of the performance obligation of several licensing agreements, including various amlexanox projects.

Total research spending for the third quarter of 2001 was $1,295,000, as compared to $1,051,000 for the same period in 2000, an increase of $244,000. The increase in expenses was the result of:

* higher development costs for polymer platinate ($294,000) due to manufacturing and ongoing clinical trials;

* higher scientific salary cost ($111,000) due to additional employees on staff;

* higher clinical development costs ($37,000) for amlexanox cream and gel projects due to the start of clinical trials in 2001; and

* other net increases ($30,000).

The increase in expenses was partially offset by lower clinical development costs for amlexanox product development projects for OraDisc TM ($163,000) and OraRinse TM ($65,000). Higher costs for these projects were incurred in the third quarter 2000 due to ongoing clinical trials during that time period as compared with no trials ongoing for these projects in the third quarter 2001.

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $457,000 for the third quarter of 2001, an increase of $125,000 as compared to the same period in 2000. The increase in spending was due primarily to

* executive search fees ($30,000);

* higher compensation expenses ($24,000);

* higher legal expenses ($68,000); and

* higher patent expenses ($13,000).

These general and administrative expenses increases were partially offset by lower other net costs ($10,000).

Depreciation and amortization was $103,000 for the third quarter of 2001 as compared to $110,000 for the same period in 2000 reflecting a decrease of $7,000. The decrease in amortization is due to lower depreciation reflecting that some major assets have been fully depreciated.

Total operating expenses in the third quarter of 2001 were $1,855,000 as compared to total operating expenses of $1,493,000 for the same period in 2000.

Loss from operations in the third quarter of 2001 was $1,844,000 as compared to a loss of $1,493,000 for the same period in 2000.

Interest and miscellaneous income was $386,000 for the third quarter of 2001 as compared to $236,000 for the same period in 2000, an increase of $150,000. The increase in interest income ($80,000) was due to higher cash balances in 2001 resulting from our private placements of common stock and convertible note offering in 2000. The increase in miscellaneous income ($70,000) in the third quarter of 2001 was due to a dispute settlement with a vendor.

Interest expense was $286,000 for the third quarter of 2001 as compared to $53,000 for the same period in 2000, an increase of $233,000. The increase in interest expense was due to interest accrued in 2001 on the $13.5 million convertible notes that were issued in 2000 and amortization of debt issuance costs.

Net loss in the third quarter of 2001 was $1,744,000, or a $0.13 basic and diluted loss per common share, compared with a loss of $1,310,000, or a $0.11 basic and diluted loss per common share for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue in the first nine months of 2001 was $232,000, as compared to no revenue in the same period of 2000. Revenue in the first nine months of 2001 was recognized over the period of the performance obligation of several licensing agreements, including various amlexanox projects and ResiDerm R.

Total research spending for the first nine months of 2001 was $3,330,000, as compared to $2,723,000 for the same period in 2000, an increase of $607,000. The increase in expenses was the result of:

* higher development costs for polymer platinate ($325,000) due to manufacturing and ongoing clinical trials;

* higher clinical development costs ($285,000) for amlexanox product development projects for cream and gel projects. During the first nine months of 2001 we commenced amlexanox gel and cream clinical studies; and

* higher scientific salary cost ($277,000) due to additional employees on staff.

The increase in expenses was partially offset by:

* lower clinical development costs for amlexanox product development projects for OraDisc TM ($128,000) and OraRinse TM ($72,000). Higher costs for these projects were incurred in the third quarter 2000 due to ongoing clinical trials during that time period as compared with no trials ongoing for these projects in the third quarter 2001;

* lower moving and recruiting expenses for scientific personal ($74,000); and

* other net decreases ($6,000).

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $1,356,000 for the first nine months of 2001, an increase of $108,000 as compared to the same period in 2000. The increase in spending was due primarily to the following:

* higher shareholder expenses ($59,000);

* higher patent costs ($55,000);

* executive search fee ($31,000);

* legal fees ($18,000); and

* other net increases ($4,000).

These general and administrative expense increases were partially offset by lower compensation expenses ($59,000).

Depreciation and amortization was $304,000 for the first nine months of 2001 as compared to $333,000 for the same period in 2000 reflecting a decrease of $29,000. The decrease in amortization was due to lower depreciation reflecting that some major assets have been fully depreciated.

Total operating expenses in the first nine months of 2001 were $4,990,000 as compared to total operating expenses of $4,304,000 for the same period in 2000.

Loss from operations in the first nine months of 2001 was $4,758,000 as compared to a loss of $4,304,000 for the same period in 2000.

Interest and miscellaneous income was $1,178,000 for the first nine months of 2001 as compared to $524,000 for the same period in 2000, an increase of $654,000. The increase in interest income ($584,000) was due to higher cash balances in 2001 resulting from our private placements of common stock and convertible note offering in 2000. The increase in miscellaneous income ($70,000) in the third quarter of 2001 was due to a dispute settlement with a vendor.

Interest expense was $852,000 for the first nine months of 2001 as compared to $56,000 for the same period in 2000, an increase of $796,000. The increase is interest expense is due to interest accrued on the $13.5 million convertible notes issued in 2000 and amortization of debt issuance costs.

Net loss in the first nine months of 2001 was $4,432,000, or a $0.34 basic and diluted loss per common share, compared with a loss of $3,836,000, or a $0.37 basic and diluted loss per common share for the same period in 2000.


                     PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2  CHANGES IN SECURITIES

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

None

Reports on Form 8-K:

On November 6, 2001, we filed a Current Report on Form 8-K pursuant to
Item 5 thereof that the Board of Directors of the Company has adopted a stockholder rights plan.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACCESS PHARMACEUTICALS, INC.

Date: November 13, 2001               By: /s/ Kerry P. Gray
                                        -------------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer

Date: November 13, 2001               By: /s/ Stephen B. Thompson
                                        -------------------------
                                        Stephen B. Thompson
                                        Vice President and
                                        Chief Financial Officer

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                  Condensed Consolidated Balance Sheets

                                          September 30, 2001 December 31, 2000
                                             --------------   --------------
      ASSETS                                  (unaudited)
Current assets
 Cash and cash equivalents                    $  8,723,000     $  8,415,000
 Short term investments, at cost,
   (restricted $600,000)                        13,300,000       17,394,000
 Accounts receivable                               196,000          251,000
 Accrued interest receivable                       131,000          196,000
 Prepaid expenses and other current assets          89,000          133,000
                                             --------------   --------------
Total current assets                            22,439,000       26,389,000

Property and equipment, net                        398,000          116,000

Debt issuance costs, net                           724,000          861,000

Licenses, net                                      803,000          887,000

Goodwill, net                                    1,930,000        2,115,000

Other assets                                       159,000          158,000
                                             --------------   --------------
Total assets                                  $ 26,453,000     $ 30,526,000
                                             ==============   ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses       $  1,111,000     $  1,158,000
  Accrued interest payable                          49,000          283,000
  Deferred revenues                                519,000          551,000
  Current portion of note payable                  105,000                -
                                             --------------   --------------
Total current liabilities                        1,784,000        1,992,000

Note payable, net of current portion               495,000                -

Convertible notes                               13,530,000       13,530,000
                                             --------------   --------------
Total liabilities                               15,809,000       15,522,000

Commitments and contingencies                            -                -

Stockholders' equity
  Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none issued or outstanding                          -                -
  Common stock - $.01 par value;
     authorized 50,000,000 shares;
     issued, 12,863,705 at September 30, 2001
     and 12,844,669 at December 31, 2000           133,000          132,000
  Additional paid-in capital                    47,873,000       47,802,000
  Notes receivable from stockholders            (1,045,000)      (1,045,000)
  Treasury stock, at cost - 819 shares              (4,000)          (4,000)
  Deficit accumulated during
     the development stage                     (36,313,000)     (31,881,000)
                                             --------------   --------------
Total stockholders' equity                      10,644,000       15,004,000
                                             --------------   --------------

Total liabilities and stockholders' equity    $ 26,453,000     $ 30,526,000
                                             ==============   ==============

      The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

              Condensed Consolidated Statements of Operations
                              (unaudited)

                                          Three months ended          Nine months ended        February 24,
                                            September 30,               September 30,             1988
                                      -------------------------- ---------------------------  -------------          (inception) to
                                          2001          2000          2001          2000    September 30, 2001
                                      ------------  ------------  ------------  ------------  --------------
Revenues
Research and development               $        -    $        -    $        -    $        -    $  2,711,000
Option income                                   -             -             -             -       2,164,000
Licensing revenues                         11,000             -       232,000             -         664,000
                                      ------------  ------------  ------------  ------------  --------------
Total revenues                             11,000             -       232,000             -       5,539,000

Expenses
Research and development                1,295,000     1,051,000     3,330,000     2,723,000      19,310,000
General and administrative                457,000       332,000     1,356,000     1,248,000      13,017,000
Depreciation and amortization             103,000       110,000       304,000       333,000       2,280,000
Write-off of excess purchase price              -             -             -             -       8,894,000
                                      ------------  ------------  ------------  ------------  --------------
Total expenses                          1,855,000     1,493,000     4,990,000     4,304,000      43,501,000
                                      ------------  ------------  ------------  ------------  --------------

Loss from operations                   (1,844,000)   (1,493,000)   (4,758,000)   (4,304,000)    (37,962,000)

Other income (expense)
Interest and miscellaneous income         386,000       236,000     1,178,000       524,000       3,035,000
Interest and debt expense                (286,000)      (53,000)     (852,000)      (56,000)     (1,386,000)
                                      ------------  ------------  ------------  ------------  --------------
                                          100,000       183,000       326,000       468,000       1,649,000
                                      ------------  ------------  ------------  ------------  --------------

Net loss                              $(1,744,000)  $(1,310,000)  $(4,432,000)  $(3,836,000)  $ (36,313,000)
                                      ============  ============  ============  ============  ==============

Basic and diluted loss per
   common share                            $(0.13)       $(0.11)       $(0.34)       $(0.37)
                                      ============  ============  ============  ============

Weighted average basic and diluted
   common shares outstanding           12,860,114    12,133,463    12,854,170    10,436,095
                                      ============  ============  ============  ============

         The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                    February 24,
                                     Nine months ended September 30,    1988
                                       --------------------------   (inception) to
                                           2001          2000      September 30, 2001
                                       ------------  ------------  -------------
Cash flows form operating activities:
Net loss                               $(4,432,000)  $(3,836,000)  $(36,313,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price             -             -      8,894,000
  Warrants issued in payment of
    consulting expenses                     41,000             -        970,000
  Research expenses related to
    common stock granted                         -             -        100,000
  Depreciation and amortization            304,000       333,000      2,280,000
  Amortization of debt costs               137,000             -        191,000
  Deferred revenue                         (32,000)      503,000        409,000
  Change in operating assets and
      liabilities:
    Accounts receivable                     55,000      (198,000)      (196,000)
    Accrued interest receivable             65,000      (154,000)      (131,000)
    Prepaid expenses and other
      current assets                        44,000        34,000        (89,000)
    Licenses                                     -      (100,000)      (525,000)
    Other assets                            (1,000)            -         (9,000)
    Accounts payable and accrued expenses  (47,000)      187,000        349,000
    Accrued interest payable              (234,000)            -         49,000
                                       ------------  ------------  -------------
Net cash used in operating activities   (4,100,000)   (3,231,000)   (24,021,000)
                                       ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                     (317,000)      (68,000)    (1,562,000)
 Sales of capital equipment                      -             -         15,000
 Purchases and redemptions of short
   term investments and certificates
   of deposit, net                       4,094,000   (19,676,000)   (13,300,000)
 Purchase of businesses, net of
   cash acquired                                 -             -       (226,000)
 Other investing activities                      -             -       (150,000)
                                       ------------  ------------  -------------
Net cash provided by (used in)
  investing activities                   3,777,000   (19,744,000)   (15,223,000)
                                       ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable               600,000             -      1,321,000
 Payments of principal on obligations
   under capital leases                          -       (26,000)      (750,000)
 Purchase of treasury stock                      -      (752,000)      (754,000)
 Cash acquired in merger with Chemex             -             -      1,587,000
 Notes receivable from shareholders              -             -     (1,045,000)
 Proceeds from convertible note, net             -    12,622,000     12,615,000
 Proceeds from stock issuances, net         31,000    17,428,000     34,993,000
                                       ------------  ------------  -------------
Net cash provided by financing activities  631,000    29,272,000     47,967,000
                                       ------------  ------------  -------------

Net increase in cash and
  cash equivalents                         308,000     6,297,000      8,723,000

Cash and cash equivalents at
  beginning of period                    8,415,000       869,000              -
                                       ------------  ------------  -------------
Cash and cash equivalents at
  end of period                        $ 8,723,000   $ 7,166,000    $ 8,723,000
                                       ============  ============  =============

       The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

          Notes to Condensed Consolidated Financial Statements
             Nine Months Ended September 30, 2001 and 2000
                              (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain amounts have been reclassified to conform with current period classifications.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2000 contains financial information taken from the audited financial statements as of that date.

(2)  Recent Accounting Pronuncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" (FAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will continue to amortize goodwill recognized prior to July 1, 2001, under the current method until we adopt FAS 141 and FAS 142 which must be adopted in 2002.

We do not beleive that the adoption of FAS 141 will have any material impact on our financial position or results of operations. When we adopt FAS 142, annual and quarterly goodwill amortization of $246,000 and $61,500 will no longer be recognized. Prior to adopting

FAS 142 we will complete a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from transitional testing will be recognized.


(3)  Stockholders' Rights Offering

On October 19, 2001, the Board of Directors of the Company declared a special dividend distribution of a preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. This dividend was distributed on November 9, 2001 to stockholders of record as of the close of business on that date. Each Right, when exercisable, generally entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Prefered Stock of the Company, par value $0.01 per share (the "Preferred Shares"), at a price of $30 per one one-hundredth of a Preferred Share, subject to adjustment or substitution of other securities of the Company in place of Preferred Shares. The description and terms of the Rights are set forth in a Rights
Agreement, dated as of October 31, 2001, beween the Company and American Stock Transfer & Trust Company, a New York corporation.