Form 10-K
period 2001-12-31
ACCESS PHARMACEUTICALS INC
filed 2002-04-02
CIK 318306

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

    /x/ Annual Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2001
                              or
    / / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                      Commission File Number 0-9314

                        ACCESS PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       83-0221517
------------------------                        --------------------------
(State of Incorporation)                        (I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX                 75207
--------------------------------------------              -----------
  (Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code: (214) 905-5100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, One Cent ($0.01) Par Value Per Share  American Stock Exchange
--------------------------------------------------  -----------------------
               (Title of Class)                     (Name of each exchange
                                                     on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.    Yes   X    No
                                                         -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of March 28, 2002 was approximately $40,431,000.

As of March 28, 2002 there were 13,051,734 shares of Access Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

                                PART I

ITEM 1.   BUSINESS

Business

Access Pharmaceuticals is a Delaware corporation in the development stage. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We have proprietary patents or rights to seven drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles and nanoparticle networks, Residerm (R) topical delivery, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV.

We use our proprietary technology to develop products and product candidates, including our marketed products, amlexanox 5% paste
(marketed under the trade names Aphthasol (R) and Aptheal (R)) and Zindaclin (TM), and our products that are currently in development status, polymer platinate (AP 5280), DACH platinum , OraDisc (TM), OraRinse
(TM), amlexanox cream, amlexanox gel, and mucoadhesive liquid technology.

We jointly developed amlexanox 5% paste, the first U.S. Food and Drug Administration, or FDA, approved product for the treatment of canker sores, with our partner GlaxoSmithKline, formerly Block Drug Company. GlaxoSmithKline is marketing this product under the trade name
Aphthasol (R) in the United States and in September 2001, another of our partners, Strakan Limited, received marketing authorization to market amlexanox 5% paste in the United Kingdom under the trade name Aptheal
(R). We have licensed certain rights for the use of amlexanox in additional indications from GlaxoSmithKline for numerous markets, including the worldwide rights for mucositis and for other products, excluding the U.S.
We are developing new formulations and delivery forms of amlexanox for use in additional clinical indications, including mucoadhesive disc delivery and mucoadhesive liquid delivery.

In addition, Strakan has used our patented Residerm (R) technology to develop zinc clindamycin for the treatment of acne. Strakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin (TM) in March 2002. The process to achieve marketing authorization for Zindaclin (TM) throughout Europe has been initiated and we expect the first country approvals by the end of 2002.

Recent Developments

In February 2002, our newly created wholly owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd.

Under the terms of the acquisition agreement, Access Pharmaceuticals Australia Pty. Limited, acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. The stock consideration to be paid is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired are:

- folate conjugates of polymer therapeutics, to enhance tumor delivery by targeting folate receptors which are upregulated in certain tumor types;
- the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis and certain neurological and autoimmune disorders; and
- oral delivery of a wide variety of molecules, which cannot otherwise be orally administered, using the active transport mechanism which transports vitamin B12 into the systemic circulation.

The inventor of these technologies, Dr. Gregory Russell-Jones, joined our scientific team as Vice President of Targeted Therapeutics. In addition, we acquired an internal capability to perform biological studies which we previously out-sourced. We expect that this capability will enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings. This acquisition is a step towards the achievement of the critical mass necessary for us to accelerate the development of our technology platforms.

In March 2002, we announced positive results of two preclinical studies of our mucoadhesive liquid delivery technology for the prevention and treatment of oral mucositis and our plan to advance this technology to a pivotal clinical study. Following the completion of our Phase II study in 2001 in patients undergoing radiation therapy with or without concomitant chemotherapy for the treatment of head and neck cancer, we decided to conduct additional formulation development work to optimize the technology prior to advancing clinical development. The topical application of the mucoadhesive liquid delivery technology was tested for its ability to attenuate the course of radiation-induced oral mucositis in an established hamster model. A single dose of radiation was administered to the hamster which consistently produces clinically significant ulcerative mucositis similar to that observed in humans (NCI-CTC score of 3 or 4).
The severity of the mucositis is graded on a scale of 0-5 with 1 representing erythema, 3 being formation of ulcers in one or more places and 5 indicating ulceration of virtually the entire area. The study results clearly indicate the ability to prevent the onset of ulcerative mucositis, delay the onset and reduce the severity of mucositis. Specifically, treatment with the optimal formulation resulted in the following:

     * 29% of the animals did not register a score above 1 for the duration of the study;
     * 43% of the animals did not register a score of above 2 compared to 100% of the animals treated with saline reporting scores of 3 and above; and
     * compared to animals treated with saline there was a 65% reduction in the number of days when animals presented with ulcerative mucositis.

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June
30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. Our principal executive office is at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; our telephone number is (214) 905-5100.

Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products

Aphthasol (R) and Aptheal (R) (Amlexanox 5% Paste)

Amlexanox 5% paste currently is the only compound approved by the FDA for the treatment of canker sores. Independent market research sponsored by us indicates that more than 7 million patients visit doctors or dentists per year in the United States with complaints of canker sores. Current estimates indicate that approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim that their canker sores recur.

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

In 1995, we sold our rights to amlexanox to Block, subject to a retained royalty. On June 8, 1998, we entered into an agreement to license these rights back from Block for certain international markets and indications. Pursuant to this agreement, we licensed the exclusive United Kingdom and Ireland rights for the sale and marketing of amlexanox 5% paste for the treatment of canker sores to Strakan in August 1998. Under the terms of this license, Strakan is responsible for and will bear all costs associated with the regulatory approval process, including product registration, for amlexanox in the United Kingdom and the European Union. Additionally, Strakan will make milestone payments to us on achievement of performance objectives and we will receive royalties on product sales of amlexanox.

Strakan, received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001. Strakan's trade name for the product is Aptheal (R). We anticipate that the amlexanox 5% paste product will be registered throughout Europe during the year 2002.

An international outlicensing program for amlexanox is ongoing. In addition to our license agreement with Strakan, licensing agreements have been executed with Meda AB for Scandinavia, the Baltic states and Iceland; Laboratorios Esteve for Spain, Portugal and Greece; Mipharm S.p.A. for Italy, Switzerland, Turkey and Lebanon; and Paladin Labs Inc. for Canada.

The Therapeutic Products Programme, the Canadian equivalent of the
FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera (R), in Canada to Paladin Labs Inc.

Residerm (R) A gel - Zindaclin (TM) (Zinc-Clindamycin)

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention of the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes. This technology is called ResiDerm (R).

The first zinc drug complex that we have developed, in conjunction with Strakan, is zinc clindamycin for the treatment of acne which is marketed under the trade name Zindaclin (TM). Topical acne drugs constitute an approximately $750 million per year market and clindamycin is a widely prescribed drug for the treatment of acne. Clinical studies indicate that the addition of zinc results in Zindaclin (TM) being as effective applied once daily as the market leading clindamycin product applied twice daily. The activity of zinc and clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance are other potential product benefits.

In February 1998, we licensed the exclusive worldwide rights for the manufacturing, sales and marketing of zinc clindamycin pursuant to a license agreement with Strakan. Under the terms of the license agreement, Strakan has agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing our zinc patent, including product registrations. We will share equally in all milestone payments received from the sublicensing of the compound. In addition, we will receive a royalty on sales of products based on this technology. The license agreement also provides that Strakan will make milestone payments to us on achievement of commercial objectives and that we will receive royalties on sales of products based on our Residerm (R) topical delivery technology.

Strakan currently is marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin (TM). The process to achieve marketing authorization for Zindaclin (TM) throughout Europe has been initiated and we expect the first country approvals by the end of 2002. In addition, in March 2001 Strakan signed an Option and License Agreement with Healthpoint, Ltd., which granted a license to Healthpoint for rights to both Residerm (R) A and our Residerm (R) topical delivery technology for the U.S., Canada, Mexico and the Caribbean.

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

AP5280 is a chemotherapeutic agent that we believe has the potential to have significantly superior effectiveness in treating numerous cancers compared to platinum compounds currently in use. Our patented AP5280 product seeks to achieve this goal by attaching a large polymer to a small platinum molecule. This method exploits the usually leaky or hyperpermeable, nature of the cells that line the walls of blood vessels that feed tumors by allowing the large AP5280 molecule to enter the tumor in preference to other tissue, which do not have leaky or hyperpermeable blood vessels. In addition, the capillary/lymphatic drainage system of tumors is not well developed and limited, so the drug gets trapped in the tumor. This dual effect is called enhanced permeability and retention, or EPR. In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug circulates within the body, thereby reducing toxicity. The proposed mechanism of how AP5280 is taken up by tumor cells bypasses known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

In animal models, our AP5280 compounds have delivered up to 70 times the amount of platinum to tumors compared with cisplatin, the standard platinum formulation, at the maximum tolerated dose. AP5280 was approximately as effective in inhibiting tumor growth as cisplatin alone at doses up to 10 times less toxic. In terms of dosing, in animal studies, up to 70 times more platinum has been injected using our AP5280, which could be clinically significant as platinum has a steep dose response curve. Consequently, clinical outcome could be greatly improved as a result of the ability to deliver additional amounts of the drug to the tumor. In addition, the anti-tumor effect of platinum drugs is generated by the platinum binding to the DNA, which initiates the process of tumor cell death. In a B16 melanoma rodent model, it was demonstrated that AP5280 formed at least 11 times more platinum DNA complexes in tumors than did Carboplatin, the market leading platinum drug, when both agents were administered intraveneously at doses which generated equal toxicity.

We have developed the AP5280 clinical formulation, defined the manufacturing and analytical methods for AP5280 and produced material for clinical trials. We commenced Phase I human clinical trails for AP5280 in September 2000 and estimate completion of the trial in the second quarter of 2002. The initial Phase I study protocol is designed to determine the maximum tolerated dose of AP5280, where the dose-limiting toxicity is identified using the standard once every three weeks platinum dosing regimen. This study is being conducted at two European sites.

DACH Platinum

The extensive experience we have gained developing AP5280 has been applied to extend the platinum developments to include the DACH form of platinum.

Oxaliplatin, another form of DACH platinum, which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer is now generating sales in excess of $150 million annually. Carboplatin and Cisplatin, the most widely prescribed drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid is indicated for the first-line treatment of metastatic colorectal cancer in Europe. The colorectal cancer market is a significant opportunity as there are over 500,000 reported new cases annually in the developed world, increasing at a rate of approximately three percent per year.

In May 2001 we announced the expansion of our polymer platinate activities to include a development program for the prodrug of oxaliplatin, AP5286. A number of formulations have been developed, and initial in vitro, acute toxicity and efficacy data has been generated. We believe that this initial data is encouraging and we have developed several additional formulations with the objective of maximizing the therapeutic benefit of the clinical development candidate. The lead development candidate has been chosen and we plan to complete the necessary preclinical development package in 2002 and commence clinical studies.

OraDisc (TM)  (Amlexanox)

We are working to develop a mucoadhesive disc that adheres to canker sores and slowly erodes over time locally releasing amlexanox at the site of the canker sore.

This OraDisc (TM) formulation is an improved delivery vehicle for the oral delivery of amlexanox which potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth, that is, applying the drug and keeping it in place over time. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

A Phase I tolerance study to evaluate skin irritation of this formulation was successfully completed in 1999 and a pilot Phase II study evaluating the oral wound healing capacity of OraDisc (TM) was completed in January 2000 with both studies generating positive results.

An Investigational New Drug Application, or IND, was filed with the
FDA in April 2000 and a 400 patient placebo-controlled multi-center study evaluating OraDisc (TM) for the treatment of established canker sores was completed in December 2000. In the study, three groups were evaluated; approximately 160 patients were treated with active OraDisc (TM), while
160 patients received a placebo disc and 80 patients received no treatment. The primary clinical endpoint which evaluated complete healing on day 5 was achieved, with accelerated healing with OraDisc (TM) being statistically significant, compared with both the placebo and no treatment groups.

A second Phase III study evaluating OraDisc (TM) for the treatment of established canker sores is scheduled to begin in the second quarter 2002. On completion of this study we plan to submit a new drug application to the FDA.

OraRinse (TM) and Mucoadhesive Liquid Technology

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

We filed an IND with the FDA in December 1999 and developed a Phase
II protocol to investigate a mouthwash formulation, OraRinse (TM), for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. This study commenced in the first quarter of 2000. We enrolled 58 patients in the initial study which was performed at multiple sites throughout the United States.

In July 2001, we announced results from our Phase II randomized clinical study of OraRinse (TM) for the prevention and treatment of mucositis. The data developed confirms that the mucoadhesive liquid technology could be a platform technology and appears to represent an important advancement in the management and prevention of mucositis.

The data has been retrospectively compared with two historical patient databases to evaluate the potential advantages that this technology may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale, which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

      * the average severity of the disease was reduced by approximately 40%;
      *   the maximum intensity of the mucositis was approximately
          35% lower; and
      *   the median peak intensity was approximately 50% lower.

Given the results achieved with our mucoadhesive liquid technology, and the fact that in the study amlexanox showed no additional benefit, we do not plan to conduct additional clinical studies evaluating amlexanox as a preventative product candidate for mucositis. Following the completion of the Phase II study we conducted additional formulation development work to optimize the technology prior to advancing clinical development. The topical application of the mucoadhesive technology was tested for its ability to attenuate the course the course of radiation-induced oral mucositis in an established hamster model. The study results clearly indicate the ability to prevent the onset of ulcerative mucositis, delay the onset and reduce the severity of mucositis. We have met with the FDA to determine the most expeditious way to advance our mucositis clinical development program. Prior to finalizing the pivotal clinical study protocol, the primary clinical endpoint has to be agreed with the FDA.

We are, however, evaluating the possibility of developing a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of the disease. In addition to our prevention product candidate, we are exploring the incorporation of an analgesic for pain management or compounds for the treatment of bacterial or fungal infections into our mucoadhesive liquid technology.

We are currently planning a Phase III clinical trial for the third quarter of 2002.

Amlexanox Cream and Gel

Clinical studies evaluating the cream and gel formulations of amlexanox were conducted in 2001. The results achieved indicate that additional formulation development and preclinical testing will be required prior to the advancement of clinical development.

Prior to committing to further advancing this program an assessment of the costs to be incurred for development, the development timeline, the development risks and the profile of competitive products will be conducted. In addition, the potential returns that could be achieved investing in alternative programs will be considered prior to deciding on whether to proceed further with these developments.

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

Drug Development Strategy

A part of our integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We have signed agreements with The University of Kentucky for the formulation of an amlexanox gel, Strakan for the delivery of topical therapeutic agents which exploit our zinc patent, the University of Missouri for formulation research and the University of North Texas for nanoparticles and nanoparticle network technology. Additionally, our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

Our strategy is to initially focus on utilizing our technology in combination with approved drug substances to develop novel patentable formulations of existing therapeutic and diagnostic products. We believe that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant we plan to outlicense to, or co-develop with, marketing partners our current product candidates.

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner. We will, however, contract the manufacturing scaleup, preclinical testing and product production to research organizations, contract manufacturers and strategic partners. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

Consequently, we expect to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background

The ultimate criterion for effective drug delivery is to control and optimize the localized release of the drug at the target site and rapidly clear the non-targeted fraction. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems and others are designed for delivering active product into the systemic circulation over time with the objective of improving patient compliance. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity.

We believe that our drug delivery technology platforms are differentiated from conventional drug delivery systems in that they seek to apply a disease-specific approach to improve the drug delivery process with formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms that we are using to selectively deliver drugs to target sites for use in cancer chemotherapy, dermatology and oral disease are:

         *   Synthetic Polymer Targeted Drug Delivery Technology;

         *   Vitamin Mediated Targeted Delivery Technology;

         *   Bioerodeable Hydrogel Delivery Technology;

         *   Nanoparticle Network Delivery Technology;

         *   Residerm (R) Topical Delivery Technology; and

         *   Carbohydrate Targeting Drug Delivery Technology

We also are developing agents for the prevention and treatment of viral disease. Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

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

Vitamin Mediated Targeted Delivery Technology

Most drugs are effective only when they reach a certain minimum concentration in the region of disease, yet are well distributed throughout the body contributing to undesirable side-effects. It is therefore advantageous to alter the natural biodistribution of a drug to have more localized effect where it is needed. Our technology utilizes the fact that in many diseases where there is rapid growth and/or cell division, the demand for certain vitamins increases. By coupling the drug to an appropriate vitamin, the vitamin serves as a carrier to increase the amount of drug at the disease site relative to its normal distribution.

The use of cytotoxic drugs is one of the most common methods for treating a variety of malignancies including solid and non-solid tumors. The drawbacks of chemotherapeutic treatments, which include tumor resistance, cancer relapse and toxicity from severe damage to healthy tissues, has fuelled a scientific quest for novel treatments that are specifically targeted to malignant cells thus reducing damage to collateral tissues.

The design of targeted therapies involves exploitation of the difference between the structure and function of normal cells compared with malignant cells. Differences include the increased levels of surface molecules on cancer cells, which makes them more sensitive to treatment regimes that target surface molecules and differences in blood supply within and around tumor cells compared with normal cells.

Two basic types of targeting approaches are utilized, passive tumor targeting and active tumor targeting.

  * passive tumor targeting involves transporting anti-cancer agents or specific genes through the bloodstream to tumor cells using a "carrier" molecule. Many different carrier molecules, which can take a variety of forms (micelles, nanoparticles, liposomes and polymers), are being investigated as each provides advantages such as specificity and protection of the anti-cancer drug from degradation due to their structure, size (molecular weights) and particular interactions with tumor cells. The polymer platinate program is a passive tumor targeting technology.
  * active tumor targeting involves attaching an additional fragment to the anticancer drug and the carrier molecule to create a new "targeted" agent that will actively seek a complementary surface molecule to which it binds (preferentially located on the exterior of the tumor cells). The theory is that the targeting of the anti-cancer agent through active means to the affected cells should allow more of the anti-cancer drug or gene to enter the tumor cell thus amplifying the response to the treatment and reducing the toxic effect on bystander, normal tissue.

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using vitamin
B12 and folate to more effectively target anti-cancer drugs to solid tumors.

It has been known for some time that vitamin B12 and folic acid are essential for tumor growth and as a result, receptors for these vitamins are up-regulated in certain tumors. Vitamin B12 receptor over-expression occurs in breast, lung leukemic cells, lymphoma cells, bone, thyroid, colon, prostate and brain cancers and some other tumor lines, while folate receptor over-expression occurs in breast, lung, ovarian, endometrial, renal, colon, brain and cancers of myeloid hemotopoietic cells and methotrexate-sensitive tumors.

Oral delivery is the preferred method of administration of drugs where either long-term or daily use (or both) is required. However many therapeutics, including peptide and protein drugs, are poorly absorbed when given orally. With more and more peptide and protein based biopharmaceuticals entering the market, there is an increasing need to develop an effective oral delivery system for them, as well as for long-standing injected drugs such as insulin.

The difficulty in administering proteins orally is their susceptibility to degradation by digestive enzymes, their inability to cross the intestinal wall and their rapid excretion by the body. Over the years, many different methodologies for making protein drugs available orally have been attempted. Most of the oral protein delivery technologies involve protecting the protein degradation in the intestine. More recently, strategies have been developed which involve attaching the protein or peptide to a molecule which transports the protein across the gut wall. However, the field of oral drug delivery of proteins and peptides has yet to achieve successful commercialization of a product (although positive results have been achieved in early clinical trials for some products under development).

Many pharmaceutically active compounds such as proteins, peptides and cytotoxic agents cannot be administered orally due to their instability in the gastrointestinal tract or their inability to be absorbed and transferred to the bloodstream. A technology which would allow many of these actives to be taken orally would greatly enhance their acceptance and value. Several technologies for the protection of sensitive actives in the gastro-intestinal tract and/or enhancement of gastro-intestinal absorption have been explored and many have failed.

Our proprietary technology for oral drug delivery utilizes the body's natural vitamin B12 (VB12) transport system in the gut. The absorption of VB12 in the intestine occurs by way of a receptor-mediated endocytosis. Initially, VB12 binds to intrinsic factor (IF) in the small intestine, and the VB12-IF complex then binds to the IF receptor on the surface of the intestine. Receptor-mediated endocytosis then allows the transport the VB12 across the gut wall. After binding to another VB12-binding protein, transcobalamin II (TcII), VB12 is transferred to the bloodstream.

Our scientists discovered that VB12 will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to VB12. Thus VB12 serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules which are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to VB12. If the capacity of the VB12 transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to which VB12 is also attached. For drugs which are unstable in the stomach, but stable in the intestinal tract, the VB12 conjugate can be incorporated in an enteric coated capsule. A further option, especially for drugs and macromolecules which are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with VB12. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to "amplify" delivery by transporting many molecules at one time due to the inherently large surface area.

Our proprietary position in this technology involves the conjugation of vitamin B12 and/or folic acid (or their analogs) to a polymer to which is also attached the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, disease targeting is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these VB12-drug conjugates.

Bioerodeable Hydrogel Delivery Technology

Our bioerodeable hydrogel technology is one of our priority internal development focuses. Our scientists have developed a novel series of bioerodeable hydrogels which have the potential to be utilized in a number of drug delivery applications as well as several non-pharmaceutical applications. Hydrogels are very large molecules with complex three-dimensional structures capable of storing either small molecule drugs or much larger peptide and protein therapeutics. These molecules are stored within the matrix of the hydrogel. Most hydrogels are not bioerodeable, therefore they deliver their payload of drug by diffusion of these molecules through the interconnecting chambers of the hydrogel. Once all of the drug has been delivered, non-bioerodible hydrogels remain in the body (unless surgically removed) as they cannot be broken down and eliminated. By comparison, our hydrogels possess bioerodeable linking groups with well-defined rates of degradation in biological systems, and so release their payload of drugs by both diffusion and erosion of the hydrogel matrix. By selecting linkers with appropriate degradation rates, much greater control of drug release rates can be achieved. Once the drug has been released, erosion of the hydrogel continues until no solid hydrogel remains, eliminating the need to use an additional procedure to remove the drug delivery device. The hydrogel erodes to form much smaller water-soluble fractions which are readily eliminated from the body.

A number of possible drug delivery systems can be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites. We have filed a U.S. patent application relating to our bioerodible hydrogel technology.

We have filed patent applications for our bioerodeable hydrogel technology, which is one of our priority internal development focuses. Our bioerodeable hydrogel technology has the following properties:

        *   contains a network polymer that swells in water;

        *   it has cleavable bonds in a linear polymer backbone;

        *   breakdown occurs in a biological or aqueous environment;

        * controlled degradation rates ranging from hours to months can be achieved; and

        * offers the ability to control drug incorporation and release by the choice of polymer, crosslink density and link degradation rate.

Nanoparticle Network Delivery Technology

Our nanoparticles network delivery system involves first producing hydrogel nanoparticles and then bonding them together resulting in a new class of gels with two levels of engineered structural difference: the primary network and the secondary network. The primary network is crosslinked polymer chains inside each nanoparticle, while the secondary network is a crosslinked system of the nanoparticles themselves. As a result, the nanoparticle network could be used to entrap and deliver small and/or very large biomolecules or other active compounds with its primary and secondary structures, respectively. These unique properties will enhance the versatility of polymer gel nanoparticle networks as potential carriers to provide controlled delivery of a variety of active compounds.


In addition, such nanostructured gels have new and novel properties that conventional gels do not possess. These properties include a high surface area, a unique and distinguishable color at room temperature, and the ability to be easily combined together if desired to yield heterogeneous networks consisting of diversified physical and chemical properties. Our research and development efforts may lead to creating opportunities in a variety of technological applications, including controlled delivery of drugs or other actives, optical and colorimetric sensors, interferometer systems, holographic or interference gratings, integrated circuit lithography, optical displays, environmental cleanup agents and bio-adhesives.

Residerm (R) Topical Delivery Technology

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

Carbohydrate Targeting Drug Delivery Technology

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

Research Projects, Products and Products in Development

                         ACCESS DRUG PORTFOLIO
                                                                   Clinical
          Compound             Originator Indication  FDA Filing   Stage (1)
------------------------------ ---------- ----------  ------------ ---------
Cancer
------
Polymer Platinate (AP5280) (2)  Access     Anti-tumor  Development  Phase I

Polymer Platinate (AP5286) (2)  Access     Colorectal  Development  Pre-Clinical
                                            Cancer

OraRinse (TM)                   Access     Mucositis   IND          Phase III

Topical Delivery
----------------
Amlexanox (3)                   Takeda     Oral ulcers NDA          Approved

OraDisc (TM) Amlexanox (3)
Biodegradable Polymer Disc      Takeda     Oral ulcers IND          Phase III

Residerm (R) A
Zinc Compound (4)               Access     Acne        PLA (7)      Approved (8)

Vitamin Mediated Delivery
-------------------------
Oral Delivery System            Access     Various     Research     Pre-Clinical

Folate Targeted Therapeutics    Access     Anti-tumor  Research     Pre-Clinical

Vitamin B12 Targeted
 Therapeutics                   Access     Anti-tumor  Research     Pre-Clinical

Antiviral
---------
Anti viral compound (5)(6)      NIH        HIV         Development  Pre-Clinical

Anti viral compound (6)        Rockefeller HTLV type I Development  Pre-Clinical
                                           and II

(1) For more information, see "Government Regulation" for description of clinical stages.

(2) Licensed from the School of Pharmacy, The University of London.

(3) Sold to GlaxoSmithKline. Subject to a Royalty Agreement.
    International rights (except Japan and Israel) licensed from GlaxoSmithKline subject to royalty and milestone payments.

(4) Licensed to Strakan.

(5) Licensed from NIH subject to royalty and milestone payments.

(6) Licensed from The Rockefeller University.

(7) United Kingdom ("U.K.") equivalent of an NDA.

(8) Marketing approval received from the Medicines Control Agency in the U.K. and product launched in March 2002.

We begin the product development effort by screening and formulating potential product candidates, selecting an optimal active and formulation approach and developing the processes and analytical methods. Pilot stability, toxicity and efficacy testing are conducted prior to advancing the product candidate into formal preclinical development. Specialized skills are required to produce these product candidates utilizing our technology.
We have a core internal development capability with significant experience in developing these formulations.

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase I and Phase II studies are conducted by laboratories and investigators supervised and monitored by our employees.
We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner. Should we conduct Phase III clinical studies a contract research organization will be engaged to perform this work.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $4,174,000, $4,007,000 and $1,608,000 on research and development during the years 2001, 2000 and 1999, respectively.

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

One U.S. patent has issued and one U.S. patent and two European patent applications are pending for polymer platinum compounds. This patent and applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed. This patent and applications include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. This patent and applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. This patent and applications also include methods for improving the pharmaceutical properties of platinum compounds.

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

We also have patent applications for our disc technology, mucoadhesive liquid technology and nanoparticle network delivery technology.

We have filed one U.S. patent application for our OraDisc (TM) technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

We have filed two U.S. patent applications for our mucoadhesive liquid technology. Our applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis. In addition to our product candidate, we also can incorporate an analgesic for pain management or compounds for the treatment of bacterial or fungal infections into our mucoadhesive liquid technology.

We have filed two patent applications for our nanoparticle delivery technology. These applications are the result of our collaboration with the University of North Texas, from which the technology has been licensed.
The applications include a new class of gels. Our technology may lead to a variety of technological applications, including controlled delivery of drugs or other actives, optical and colorimetric sensors, interferometer systems, holographic or interference gratings, integrated circuit lithography, optical displays, environmental cleanup agents and bio-adhesives.

Through our Access Pharmaceuticals Australia Pty. Limited subsidiary we have three patented targeted therapeutic technologies:

- folate conjugates of polymer therapeutics, to enhance tumor delivery by targeting folate receptors, which are upregulated in certain tumor types with two U.S. and two European patent applications;
- the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders with two U.S. patents and three U.S. and four European patent applications; and
- oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation with six U.S. patents and two European patents and one U.S. and one European patent application.

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

We hold U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Eleven patents have issued commencing in 1990, ten U.S.
and one European, and an additional two European patent applications are pending. These patents and applications relate to the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selectins, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

Under our various license agreements with GlaxoSmithKline, we have the worldwide rights for the use of amlexanox for the treatment of mucositis in patients undergoing chemotherapy and radiation treatment for cancer, and the worldwide rights, excluding Japan, the United States and Israel for the use of amlexanox for oral and dermatological use. GlaxoSmithKline has the rights to market any product developed for oral or dermatological use in the U.S.

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

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern the testing, manufacturing, safety, labeling, storage, shipping and record keeping of our products. The FDA has the authority to approve or not approve new drug applications and inspect research, clinical and manufacturing records and facilities.

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

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, or ICH, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as cancer and HIV, as well as preliminary evidence of efficacy in humans. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II, it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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

The principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon and Inhale which are developing alternate drugs in combination with polymers. We believe we are the only company conducting clinical studies in the polymer drug delivery of platinum compounds. We believe that the principal current competitors to our polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. We believe that our technology potentially represents a significant advance over these older technologies because our technology provides a system with a favorable pharmacokinetic profile which has been shown to effectively bind and cross neovascular barriers and to penetrate the major classes of deep tissue and organ disease, which remain partially inaccessible to other technologies.

A number of companies are developing or may in the future engage in the development of products competitive with the Access delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor, GlaxoSmithKline, Imclone and Xoma. Currently, liposomal formulations being developed by Gilead Sciences, Elan Corporation and Alza Corporation, are the major competing intravenous drug delivery formulations which deliver similar drug substances.

A number of companies are developing products to treat mucositis. Some of the products are in clinical trials that are further advanced than our product. These companies are Intrabiotics, Human Genome Sciences and Amgen. There is no current treatment to modify the symptoms of mucositis. There is a market to treat this disease.

Products developed from the Residerm (R) technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Zindaclin (TM), which is the first product developed utilizing the Residerm (R) technology, will compete with products including Benzamycin, marketed by a subsidiary of Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Aphthasol (R) is the only clinically proven product to accelerate the healing of canker sores. There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations which incorporate a local anesthetic used for the treatment of this condition.

In the area of advanced drug delivery, which is the focus of our early stage research and development activities, a number of companies are developing or evaluating enhanced drug delivery systems. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve similar if not identical advantages.

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

Employees

As of March 27, 2002, we had 28 full time employees, 16 of whom have advanced scientific degrees. We believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Other Developments

On October 19, 2001, our Board of Directors declared a special dividend distribution of a preferred share purchase right (a "Right") for each outstanding share of our common stock. This dividend was distributed on November 9, 2001 to our stockholders of record as of the close of business on that date. Each Right, when exercisable, generally entitles the registered holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock at a price of $30 per one one-hundredth of a share, subject to adjustment or substitution of our other securities in place of the preferred shares. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 31, 2001, between us and American Stock Transfer & Trust Company.

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

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $37.9 million through December 31, 2001. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials.

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

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for approximately three years, we may need to raise substantial additional capital during that period because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

             * the results of our research and development programs;
             *   the timing and results of preclinical and clinical trials;
             * our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us;
             *   technological advances; and
             *   activities of competitors and other factors.

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

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, however, if available at all, and we cannot assure you that in the future we will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Although we, together with our subsidiaries are either the owner or licensee of technology to 23 U.S. patents and to 17 U.S. patent applications now pending, and 6 European and 15 European patent applications we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, we cannot assure you that any rights we may have under issued patents will provide us with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

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

Heartland Advisors, Inc., Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Howard P. Milstein currently beneficially own approximately 13.3%, 9.5% and 5.8% respectively, of our issued and outstanding common stock.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders.

Provisions of our Certificate of Incorporation, By-laws and Stockholders Rights Plan may make it more difficult for a third party to acquire control of our company, even if a change of in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock.

Substantial sales of our common stock could lower our stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. Currently, most of the outstanding shares of our common stock are unrestricted and freely tradable or tradable under Rule 144 or pursuant to a resale registration statement.

We may not be able to successfully integrate the targeted therapeutic technology business acquired from Biotech Australia into our business.

We expect that the February 2002 acquisition of the targeted therapeutic technology business of Biotech Australia Pty. Ltd. by our subsidiary, Access Pharmaceuticals Australia Pty. Ltd., will result in certain benefits including the development of a new drug delivery technology platform, an internal capability to perform biological studies which we previously out-sourced, which could enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings and the achievement of the critical mass necessary for us to accelerate the development of our technology platforms. Our ability to achieve these and other expected benefits of the acquisition depends in part upon the integration of the newly acquired technology and personnel of Access Pharmaceuticals Australia with our technology, operations and personnel in a timely and efficient manner. We cannot assure you that we will be able to successfully integrate the targeted therapeutic technology business and the operations of our foreign subsidiary and its personnel with our business. In addition, we cannot assure you that our business will achieve improved revenues, efficiencies or synergies as a result of the acquisition.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "could", "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 15,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in March 2006. However, we have an option for early termination. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

Our subsidiary, Access Pharmaceuticals Australia Pty. Limited, leases approximately 6,000 square feet for offices and laboratories in New South Wales, Australia.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the American Stock Exchange, or AMEX, since March 30, 2000 under the trading symbol AKC. From
February 1, 1996 through March 29, 2000, our Common Stock traded on the OTC Bulletin Board, or OTCBB, under the trading symbol AXCS.
The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by AMEX and the OTCBB for fiscal years 2001 and 2000. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            Common Stock
                                        -------------------
                                          High        Low
                                        --------   --------
Fiscal Year Ended December 31, 2001
-----------------------------------
First quarter                            $  5.95    $  2.30
Second quarter                              4.95       2.49
Third quarter                               4.00       2.60
Fourth quarter                              4.52       2.56

Fiscal Year Ended December 31, 2000
-----------------------------------
First quarter                            $ 13.88    $  1.63
Second quarter                              7.31       3.00
Third quarter                               7.25       2.50
Fourth quarter                              9.00       4.88

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

The number of record holders of Access common stock at March 28, 2002 was approximately 5,500. On March 28, 2002, the closing price for the common stock as quoted on the AMEX was $3.68. There were 13,051,734 shares of common stock outstanding at March 28, 2002.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA (In Thousands, Except for
         Net Loss Per Share) (1)

The following data, insofar as it relates to each of the years in the five year period ended December 31, 2001, has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K and prior audited consolidated financial statements of Access and notes thereto. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                          For the Year Ended December 31,
                               ------------------------------------------------
                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:
Total revenues                  $   243   $   107   $    15   $     -   $   435
Operating loss                   (6,308)   (6,058)   (3,364)   (3,433)   (4,524)
Interest and
  miscellaneous income            1,451       972        53        58       119
Interest expense                  1,170       342        12        22        36
Net loss                         (6,027)   (5,428)   (3,308)   (3,397)   (4,441)
Common Stock Data:
Net loss per basic and diluted
  common share                  $ (0.47)  $ (0.49)  $ (0.72)  $ (1.28)  $ (2.80)
Weighted average basic and
  diluted common shares
  outstanding                    12,857    11,042     4,611     2,650     1,584

                                                  December 31,
                               ------------------------------------------------
                                  2001      2000      1999      1998       1997
                               --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short term investments        $20,126   $25,809   $   869   $ 1,487   $   438
Total assets                     25,487    30,526     4,600     2,351     1,447
Deferred revenue                    508       551       155         -         -
Convertible notes                13,530    13,530         -         -         -
Total liabilities                16,409    15,522       986       556       848
Total stockholders' equity      $ 9,078   $15,004   $ 3,614   $ 1,795    $  599

(1) All share and per share amounts have been adjusted to reflect the one for twenty reverse stock split in June 1998.

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

On December 9, 1997, a wholly-owned subsidiary of ours merged with Tacora Corporation ("Tacora"), a Delaware corporation. As a result, Tacora became our wholly-owned subsidiary. The transaction has been accounted for as a purchase. The aggregate purchase price was $739,000, payable $124,000 in cash, $192,000 in stock (representing 20,900 shares of Company common stock) and our assumption of $239,000 in trade and accrued payables and

$184,000 of Tacora's capital lease obligations.
Certain milestones were met up to June 30, 2000 and we issued an aggregate of 49,609 shares of our common stock to certain former creditors of Tacora as a result. There are no further milestones related to this transaction to be met. The aggregate purchase price has been allocated to the net assets acquired based on management's estimates of the fair values of assets acquired and liabilities assumed. The excess purchase price over the fair value of Tacora's net identifiable assets of $579,544 was recorded and written off in the fourth quarter of 1997 due to an impairment of the excess purchase price based on estimated future cash flows.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We are a Delaware corporation in the development stage.

Together with our subsidiaries, we have proprietary patents or rights to seven drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles and nanoparticle networks, Residerm
(R) topical delivery, carbohydrate targeting technology and agents for the prevention and treatment of viral disease, including HIV. In addition, our partner GlaxoSmithKline, is marketing in the United States our jointly developed drug - Aphthasol (R), the first FDA approved product for the treatment of canker sores. We have licensed certain rights for the use of amlexanox in additional indications from GlaxoSmithKline for numerous, markets including the worldwide rights for mucositis and other products excluding the U.S. We are developing new formulations and delivery forms to evaluate amlexanox in additional clinical indications, including mucoadhesive disc delivery and mucoadhesive liquid delivery.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2001, our accumulated deficit was $37,908,000, of which $8,894,000 was the result of the write-off of excess purchase price.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Our revenue in 2001 was $243,000, as compared to revenue of $107,000 in 2000, an increase of $136,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in 2001 was from several agreements, including agreements related to various amlexanox projects and Residerm (R) whereas the licensing revenue that we recognized in 2000 was only from amlexanox projects.

Our total research spending for the year ended December 31, 2001 was $4,174,000, as compared to $4,007,000 in 2000, an increase of $167,000.
The increase in expenses was the result of:

      * higher salary and salary related expenses due to additional staff ($461,000);
      * higher development and clinical development costs for our polymer platinate project ($195,000);
      *  higher clinical development costs  ($102,000) for amlexanox development projects for the cream and gel formulations;
      *  higher internal lab costs due to the additional staff and projects ($52,000); and

      *  other net increases ($6,000).

These increases were offset by:

      * lower clinical development costs for the following amlexanox projects: OraDisc (TM) ($491,000) and OraRinse (TM) ($80,000); and
      * lower moving and recruiting expenses for scientific personnel ($78,000).

We expect our research spending to increase and remain higher than it has been in prior years as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Our total general and administrative expenses were $1,959,000 for 2001 and $1,736,000 in 2000. Our general and administrative expenses increased $223,000 in 2001 due to:

      *  higher patent and license expenses ($118,000);
      *  higher shareholder expenses ($95,000);
      *  executive search fee ($30,000); and
      *  higher rent expenses ($19,000); and
      *  other net increases ($4,000).

These increases were offset by lower foreign tax expense ($43,000).

Depreciation and amortization was $418,000 in 2001 as compared to $422,000 in 2000, a decrease of $4,000.

Our loss from operations in 2001 was $6,308,000 as compared to a loss of $6,058,000 in 2000.

Our interest and miscellaneous income was $1,451,000 for 2001 as compared to $922,000 for 2000, an increase of $479,000. The increase in interest income ($403,000) was due to higher net cash balances in 2001 resulting from our private placements of common stock and our convertible note offering in the second half of 2000. The increase in miscellaneous income ($76,000) was due entirely to a settlement in 2002 of a dispute with a vendor.

Interest expense was $1,170,000 for 2001 as compared to $342,000 for the same period in 2000, an increase of $828,000. The increase in interest expense was due to interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Net loss for 2001 was $6,027,000, or a $0.47 basic and diluted loss per common share compared with a loss of $5,428,000, or a $0.49 basic and diluted loss per common share, for 2000.

Comparison of Years Ended December 31, 2000 and 1999

Our revenue in 2000 was $107,000, as compared to revenue of $15,000 in 1999, an increase of $92,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in 2000 was from several amlexanox agreements. Revenues in 1999 were for an option payment on our carbohydrate polymer technology as applied to the field of selectively replicating viruses.

Our total research spending for the year ended December 31, 2000 was $4,007,000, as compared to $1,608,000 in 1999, an increase of $2,399,000. The increase in expenses was the result of:

      * higher clinical development and product development costs for the following amlexanox projects: OraDisc (TM)
         ($792,000), OraRinse (TM) ($497,000), amlexanox cream
         ($159,000) and amlexanox gel  ($113,000);
      * higher external development costs for our polymer platinate project ($376,000);
      * higher salary and salary related expenses due to additional staff ($223,000);

      *  higher development costs for our hydrogel project ($72,000);
      *  additional travel expenses ($52,000);
      *  moving expenses for scientific personal ($56,000); and
      *  recruitment expenses ($59,000).

Our total general and administrative expenses were $1,736,000 for 2000 and $1,471,000 in 1999. Our general and administrative expenses increased in 2000 due to:

      *  higher salary and bonus expenses ($307,000);
      *  higher legal and accounting expenses ($107,000);
      * higher listing fees due to our listing on the American Stock Exchange ($49,000);
      *  foreign taxes paid on licensing fees received ($43,000);
      * lease expenses for office rent, office equipment and computers and office and equipment maintenance ($41,000); and
      *  other net increases ($22,000).

These increases were offset by:

      * a reduction in warrant costs ($249,000) due to fewer warrants granted to consultants in 2000; and
      *  lower patent expenses ($55,000).

Depreciation and amortization was $422,000 in 2000 as compared to $285,000 in 1999, an increase of $137,000. The increase in amortization was due to:

      * additional amortization of goodwill of $143,000 recorded in 2000 versus 1999 as a result of the acquisition of Virologix Corporation in July 1999; and

      * additional amortization of licenses totaling $58,000 due to additional licenses purchased and a full twelve months amortization in 2000 of the licenses acquired in 1999.

These increases were offset by lower depreciation ($64,000), reflecting that a number of our major assets have been fully depreciated.

Our loss from operations in 2000 was $6,058,000 as compared to a loss of $3,349,000 in 1999.

Our interest and miscellaneous income was $972,000 for 2000 as compared to $53,000 for 1999, an increase of $919,000. The increase in interest income was due to higher cash balances in 2000 resulting from our private placements of common stock and our convertible note offering in 2000.

Interest expense was $342,000 for 2000 as compared to $12,000 for the same period in 1999, an increase of $330,000. The increase in interest expense is due to interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Our net loss for 2000 was $5,428,000, or a $0.49 basic and diluted loss per common share, compared with a loss of $3,308,000, or a $0.72 basic and diluted loss per common share for 1999.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of December 31, 2001 our cash and cash equivalents were $20,126,000 and our working capital was $18,519,000. Our working capital at December 31, 2001 represented a decrease of $5,878,000 as compared to our working capital as of December 31, 2000 of $24,397,000. This decrease was due to our overall operating expenses and the interest accrued on the $13.5 million convertible notes.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2001 of $37,908,000. We expect that our existing capital resources will be adequate to fund our current level of operations through June 2004. We cannot assure you that we will ever be able to generate product revenue or achieve or sustain profitability.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:


      *  the successful commercialization of amlexanox and Zindaclin (TM);
      * the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
      * the successful integration of our newly created subsidiary, Access Pharmaceuticals Australia Pty. Limited;
      *  continued scientific progress in our research and development programs;
      * the magnitude, scope and results of preclinical testing and clinical trials;
      *  the costs involved in filing, prosecuting and enforcing patent claims;
      *  competing technological developments;
      *  the cost of manufacturing and scale-up;
      * the ability to establish and maintain effective commercialization arrangements and activities; and
      *  successful regulatory filings.

At December 31, 2001, we had invested in the following projects approximately $7,281,000 for Polymer Platinate (AP 5280), $2,540,000 for OraDisc (TM) and $1,175,000 for OraRinse (TM) and Mucoadhesive
Liquid Technology. We discussed in Part I of this Form 10-K the status of each project, the efforts and timing that are necessary for the next step of each project and risks associated with our developments. We cannot at this time reasonably estimate the cost to complete each project due to uncertainties in the development process as discussed in Risk Factors in
Part I of this Form 10-K.

We plan to continue our policy of investing available funds in certificates of deposit, money market funds, government securities and investment-grade, interest-bearing securities, none of which matures in more than two years. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. In applying our accounting principles, we often must make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

We periodically review the carrying value of our goodwill and other intangible assets when events and circumstances warrant such a review.
One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets are considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or other intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation.

Based on an assessment of our accounting policies and underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other general risk factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" (FAS
141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill recognized prior to July 1, 2001 is required to be amortized through December 31, 2001.

We do not believe that the adoption of FAS 141 will have any material impact on our financial position or results of operations. When we adopt FAS 142 in January 2002, annual and quarterly goodwill amortization of $246,000 and $61,500 will no longer be recognized. In 2002, we will complete a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from transitional testing will be recognized.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2002 and 2003 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $84,000. The estimated effect assumes no changes in our short-term investments at December 31, 2001. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA

Financial statements are included at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item with respect to directors and reports of beneficial ownership will be contained in our definitive Proxy
Statement ("Proxy Statement") for our 2002 Annual Meeting of
Stockholders to be held on May 20, 2002 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Financial Statements and Exhibits                                     Page

1. Financial Statements. The following financial statements are submitted as part of this report:

Report of Independent Certified Public Accountants                        F-1
Consolidated Balance Sheets at December 31, 2001 and 2000                 F-2
Consolidated Statements of Operations for 2001, 2000 and 1999 and the
  period from February 24, 1988 (Inception) to December 31, 2001          F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the period
  from February 24, 1988 (Inception) to December 31, 2001                 F-4
Consolidated Statements of Cash Flows for 2001, 2000 and 1999 and the
  period from February 24, 1988 (Inception) to December 31, 2001          F-8
Notes to Consolidated Financial Statements                                F-9

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

3.5  Amended and Restated Bylaws (Incorporated by reference to Exhibit
3.1 of our Form 10-Q for the quarter ended June 30, 1996)

3.6 Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of our Form 10-K for the year ended December 31, 1996)

3.7 Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)

3.8 Certificate of Amendment of Certificate of Incorporation filed July 31, 2000. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended March 31, 2001)

3.9 Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.h of our Registration Statement on Form S-8, dated December 14, 2001, Commission File No. 333-75136)

10.0   Material contracts:

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

10.9 Agreement of Merger and Plan of Reorganization, dated May 23, 1997 among us, Access Holdings, Inc and Tacora Corporation
(Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997)

10.10 License Agreement between The Dow Chemical Company and us dated June 30, 1997. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of our Form 10-Q for the quarter ended September 30, 1997)

Exhibit Number

10.10   License Agreement between Strakan Limited and us dated
February 26, 1998 (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of our Form 10-Q for the quarter ended March 31, 1998)

10.12 Agreement between us and Block Drug Company, Inc. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.13 of our Form 10-Q for the quarter ended June
30, 1998)

*10.13   Employment Agreement of Mr. Kerry P. Gray (Incorporated by
reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.14 Letter Agreement between us and David F. Ranney (Incorporated by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.15   License Agreement between Block Drug Company and us dated
December 21, 1998 (Certain portions are subject to a grant of confidential
treatment)   (Incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 1998)

10.16 Agreement of Merger and Plan of Reorganization, dated as of February 23, 1999 among us, Access Holdings, Inc. and Virologix
Corporation (Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on August 3, 1999)

*10.17   Employment Agreement of David P. Nowotnik, PhD
(Incorporated by reference to Exhibit 10.19 of our Form 10-K for the year ended December 31, 1999)

*10.18   401(k) Plan (Incorporated by reference to Exhibit 10.20 of our
Form 10K for the year ended December 31, 1999)

*10.19   2000 Special Stock Option Plan and Agreement (Incorporated by
reference to Exhibit 10.24 of our Form 10-Q for the quarter ended
September 30, 2000)

10.20   Form of Convertible Note (Incorporated by reference to Exhibit
10.24 of our Form 10-Q for the quarter ended September 30, 2000)

10.21   Supplemental Lease Agreement between Pollock Realty
Corporation and us dated February 9, 2002. (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended June 30, 2002)

10.22 Rights Agreement, dated as of October 31, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights
Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated October 19, 2001)

*10.23   2001 Restricted Stock Plan (incorporated by reference to
Appendix A of our Proxy Statement filed on April 16, 2001)

10.24   Supplemental Lease Agreement between Pollock Realty
Corporation and us dated September 15, 2002.

10.25   Amendment to 1995 Stock Option Plan

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

                              ACCESS PHARMACEUTICALS, INC.

Date April 1, 2002        By: /s/ Kerry P. Gray
                              -------------------
                              Kerry P. Gray
                              President and Chief Executive
                              Officer

Date April 1, 2002        By:/s/ Stephen B. Thompson
                             -------------------------
                             Stephen B. Thompson
                             Vice President, Chief Financial Officer
                             and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date April 1, 2002        By:/s/ Kerry P. Gray
                             -------------------
                             Kerry P. Gray
                             President and Chief Executive
                             Officer, Director

Date April 1, 2002        By:/s/ J. Michael Flinn
                             ----------------------
                             J. Michael Flinn, Director

Date April 1, 2002        By:/s/ Stephen B. Howell
                             -----------------------
                             Stephen B. Howell, Director

Date April 1, 2002        By:/s/ Max Link
                             --------------
                             Max Link, Director

Date April 1, 2002        By:/s/ Herbert H. McDade, Jr.
                             ----------------------------
                             Herbert H. McDade, Jr., Director

Date April 1, 2002        By:/s/ John J. Meakem
                             --------------------
                             John J. Meakem, Jr., Director

          Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 and for the period February 24, 1988 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2001 and
2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 and for the period February 24, 1988 to
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
------------------------
GRANT THORNTON LLP

Dallas, Texas
February 22, 2002

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

                       CONSOLIDATED BALANCE SHEETS
                              December 31,

           ASSETS                            2001          2000
                                         ------------  ------------
Current assets
Cash and cash equivalents                $ 7,426,000   $ 8,415,000
Short term investments, at cost           12,700,000    17,394,000
Accounts receivable                           83,000       251,000
Accrued interest receivable                  110,000       196,000
Prepaid expenses and other current assets    611,000       133,000
                                         ------------  ------------
Total current assets                      20,930,000    26,389,000

Property and equipment, net                  477,000       116,000

Debt issuance costs, net                     679,000       861,000

Licenses, net                                774,000       887,000

Goodwill, net                              1,868,000     2,115,000

Other assets                                 759,000       158,000
                                         ------------  ------------
Total assets                             $25,487,000   $30,526,000

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses    $ 1,486,000   $ 1,158,000
Accrued interest payable                     310,000       283,000
Deferred revenues                            508,000       551,000
Current portion of note payable              107,000             -
                                         ------------  ------------
Total current liabilities                  2,411,000     1,992,000

Note payable, net of current portion         468,000             -

Convertible notes                         13,530,000    13,530,000
                                         ------------  ------------
Total liabilities                         16,409,000    15,522,000

Commitments and contingencies                      -             -

Stockholders' equity
Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                       -             -
Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 12,909,344 at December 31, 2001
  and 12,844,699 at December 31, 2000        132,000       132,000
Additional paid-in capital                48,057,000    47,802,000
Notes receivable from stockholders        (1,045,000)   (1,045,000)
Unamortized value of restricted
  stock grants                              (154,000)            -
Treasury stock, at cost - 819 shares          (4,000)       (4,000)
Deficit accumulated during the
  development stage                      (37,908,000)  (31,881,000)
                                         ------------  ------------
 Total stockholders' equity                9,078,000    15,004,000
                                         ------------  ------------
Total liabilities and
  stockholders' equity                   $25,487,000   $30,526,000
                                         ============  ============


      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    February 24, 1988
                                     Year ended December 31,        (inception) to
                                   -------------------------------- December 31,
                                      2001       2000       1999       2001
                                   ---------- ---------- ---------- -----------
Revenues
Research and development         $       -   $       -   $       -  $ 2,711,000
Option income                            -           -      15,000    2,164,000
Licensing revenues                 243,000     107,000           -      675,000
                                ----------  ----------  ----------  -----------
Total revenues                     243,000     107,000      15,000    5,550,000

Expenses
Research and development         4,174,000   4,007,000   1,608,000   20,154,000
General and administrative       1,959,000   1,736,000   1,471,000   13,620,000
Depreciation and amortization      418,000     422,000     285,000    2,394,000
Write-off of excess purchase price       -           -           -    8,894,000
                                ----------  ----------  ----------  -----------
Total expenses                   6,551,000   6,165,000   3,364,000   45,062,000

Loss from operations            (6,308,000) (6,058,000) (3,349,000) (39,512,000)

Other income (expense)
Interest and miscellaneous
  income                         1,451,000     972,000      53,000    3,308,000
Interest and debt expense       (1,170,000)   (342,000)    (12,000)  (1,704,000)
                                ----------  ----------  ----------  -----------
                                   281,000     630,000      41,000    1,604,000
                                ----------  ----------  ----------  -----------
Net loss                       $(6,027,000)$(5,428,000)$(3,308,000)$(37,908,000)
                                ==========  ==========  ==========  ===========
Basic and diluted loss
  per common share                  $(0.47)     $(0.49)     $(0.72)
                                ==========  ==========  ==========

Weighted average basic and diluted
  common shares outstanding     12,856,639  11,042,141   4,611,315
                                ==========  ==========  ==========

     The accompanying notes are an integral part of these statements.

           Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                       Unamortized            Deficit
                                                             Notes      value of            accumulated
                              Common Stock       Additional receivable  restricted           during the
                           --------------------   paid-in     from       stock     Treasury  development
                            Shares      Amount    capital  stockholders  grants     stock      stage
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, February 24, 1988        -    $     -    $     -    $     -    $     -    $     -    $     -
Common stock issued,
  $6.60 per share            15,000          -     97,000          -          -          -          -
Common stock issued,
  $1.60 per share             8,000          -     12,000          -          -          -          -
Net loss for the period
  February 24, 1988
  to December 31, 1988            -          -          -          -          -          -    (30,000)
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1988   23,000          -    109,000          -          -          -    (30,000)
Common stock issued,
  $6.60 per share             4,000          -     29,000          -          -          -          -
Common stock issued,
  $33.00 per share            4,000          -    124,000          -          -          -          -
Common stock issued,
  $0.20 per share            97,000      1,000      8,000          -          -          -          -
Net loss for the year             -          -          -          -          -          -   (191,000)
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1989  128,000      1,000    270,000          -          -          -   (221,000)
Common stock issued,
  $60.00 per share            4,000          -    218,000          -          -          -          -
Common stock issued,
  $156.40 per share          14,000          -  2,225,000          -          -          -          -
Net loss for the year             -          -          -          -          -          -   (219,000)
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1990  146,000      1,000  2,713,000          -          -          -   (440,000)
Common stock issued,
  $60.00 per share                -          -      6,000          -          -          -          -
Contribution of equipment
  by shareholder                  -          -    468,000          -          -          -          -
Net income for the year           -          -          -          -          -          -    413,000
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1991  146,000      1,000  3,187,000          -          -          -    (27,000)
Contribution of equipment
  by shareholder                  -          -     89,000          -          -          -          -
Net loss for the year             -          -          -          -          -          -   (859,000)
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1992  146,000      1,000  3,276,000          -          -          -   (886,000)
Net loss for the year             -          -          -          -          -          - (1,384,000)
                           ---------  --------- ----------  ---------  ---------  ---------- ---------

Balance, December 31, 1993  146,000      1,000  3,276,000          -          -          - (2,270,000)
Net loss for the year             -          -          -          -          -          -   (476,000)
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Balance, December 31, 1994  146,000      1,000  3,276,000          -          -          - (2,746,000)

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                      Unamortized            Deficit
                                                             Notes     value of             accumulated
                              Common Stock      Additional receivable  restricted           during the
                          --------------------    paid-in     from      stock     Treasury  development
                            Shares    Amount      capital  stockholders  grants     stock      stage
                          ---------  ---------  ----------  ---------  ---------  ---------  -----------
Common stock issued,
  $40.00 per share           1,000          -      50,000          -          -          -            -
Exercise of stock options
  between $5.00 and
  $25.00 per share          31,000      1,000     168,000          -          -          -            -
Common stock grants          4,000          -           -          -          -          -            -
Net loss for the year            -          -           -          -          -          -   (1,099,000)
                          ---------  ---------  ----------  ---------  ---------  ---------  -----------

Balance, December 31, 1995 182,000      2,000   3,494,000          -          -          -   (3,845,000)
Merger                     951,000     10,000   9,991,000          -          -          -            -
Common stock issued,
  $14.00 per share, net of
  costs of $497,000        429,000      4,000   5,499,000          -          -          -            -
Exercise of stock options/
  SAR's between $0.00
  and $17.60 per share       8,000          -      23,000          -          -          -            -
Warrants issued at $20.00
  per share for
  consulting services            -          -     344,000          -          -          -            -
Net loss for the year            -          -           -          -          -          -  (11,462,000)
                          ---------  ---------  ----------  ---------  ---------  ---------  -----------

Balance, December 31,
  1996                   1,570,000     16,000  19,351,000          -          -          -  (15,307,000)
Common stock issued,
  $15.00 per share          40,000          -     600,000          -          -          -            -
Common stock issued,
  $9.20 per share           20,000          -     192,000          -          -          -            -
Warrants issued at $7.50
  and $9.00 per share for
  financial consulting
  services                       -          -     188,000          -          -          -            -
Net loss for the year            -          -           -          -          -          -   (4,441,000)
                          ---------  ---------  ----------  ---------  ---------  ---------  -----------

Balance, December 31,
  1997                   1,630,000     16,000   20,331,000         -          -          -  (19,748,000)
Common stock issued,
  $3.00 per share, net
  of costs of $405,000   1,795,000     18,000    4,538,000         -          -          -            -
Common stock issued,
  for nil proceeds  4,000        -          -            -         -          -          -            -
Warrants issued at $4.00 per
  share for financial
  consulting services            -          -       37,000         -          -          -            -
Net loss for the year            -          -            -         -          -          -   (3,397,000)
                         ----------  ---------  ----------  ---------  ---------  ---------  -----------

Balance, December 31,
1998                     3,429,000     34,000   24,906,000         -          -          -  (23,145,000)
Common stock issued,
  $2.00 per share, net
  of costs of $271,000   1,658,000     17,000    2,814,000         -          -          -            -

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                      Unamortized             Deficit
                                                             Notes      value of             accumulated
                             Common Stock       Additional receivable  restricted             during the
                         ---------------------   paid-in      from       stock    Treasury   development
                           Shares      Amount    capital  stockholders   grants     stock      stage
                         ----------  ---------  ----------  ---------  ---------  ---------  -----------
Common stock issued,
  Virologix Corporation
  merger, $2.00 per share 1,000,000    10,000    1,990,000         -          -          -            -
Common stock issued, for
  nil proceeds  3,000             -         -            -         -          -          -            -
Warrants issued at $3.00
  and $2.93 per share for
  financial consulting
  services                        -         -      296,000         -          -          -            -
Net loss for the year             -         -            -         -          -          -   (3,308,000)
                         ----------  ---------  ----------  ---------  ---------  ---------  -----------
Balance, December 31,
  1999                    6,090,000    61,000   30,006,000         -          -          -  (26,453,000)
Common stock issued,
  $2.50 per share,
  net of costs
  $1,214,000              5,354,000    54,000   11,992,000         -          -          -            -
Common stock issued,
  $3.00 per share           250,000     2,000      748,000         -          -          -            -
Common stock issued,
  $5.00 per share           508,000     5,000    2,534,000         -          -          -            -
Common stock issued to
  investors for cash
  exercise of warrants
  (from $2.50 to $3.00
  per share)                 65,000     1,000      172,000         -          -          -            -
Common stock issued to
  investors for cashless
  exercise of warrants      152,000     2,000       (2,000)        -          -          -            -
Common stock issued to
  directors and consultants
  for cash exercise of
  options and SARs (from
  $0.00 to $3.00 per share)  50,000         -      126,000         -          -          -            -
Common stock issued, $3.50
  per share                 143,000     1,000      498,000         -          -          -            -
Common stock issued to
  officers $5.50 per share  190,000     2,000    1,043,000(1,045,000)         -          -            -
Common stock issued for nil
  proceeds                   43,000     4,000       (4,000)        -          -          -            -
Purchase common stock,
  $3.00 share                     -         -            -         -          -   (750,000)           -
Purchase common stock,
  $2.50 to $7.94                  -         -            -         -          -     (4,000)           -
Sale of treasury stock for
  $5.50 per share                 -         -      625,000         -          -    750,000            -
Warrants issued at $2.00 and
  $3.00 per share for
  financial consulting
  services                        -         -       64,000         -          -          -            -
Net loss for the year             -         -            -         -          -          -   (5,428,000)
                         -----------  ---------  ---------  ---------  ---------  ---------  -----------
Balance, December 31,
  2000                   12,845,000    132,000  47,802,000 (1,045,000)        -     (4,000) (31,881,000)


            Access Pharmaceuticals, Inc. and Subsidiaries
                  (a development stage company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                      Unamortized             Deficit
                                                              Notes     value of             accumulated
                              Common Stock      Additional  receivable restricted            during the
                         ---------------------    paid-in      from      stock     Treasury  development
                           Shares      Amount     capital  stockholders  grants     stock      stage
                         ----------  ---------  ----------  ---------  ---------  ---------  -----------
Common stock issued to
  investors for cash
  exercise of warrants
  at $2.50 per share        13,000          -      33,000          -          -          -            -
Common stock issued to
  investors for cashless
  exercise of warrants
  and SARs                   7,000          -           -          -          -          -            -
Warrants issued at $3.00
  per share for financial
  consulting services            -          -      41,000          -          -          -            -
Issuance of restricted
  stock grants              44,000          -     181,000          -   (181,000)         -            -
Amortization of restricted
  stock grants                   -          -           -          -     27,000          -            -
Net loss for the year            -          -           -          -          -          -   (6,027,000)
                         ----------  ---------  ----------  ---------  ---------  ---------  -----------
Balance, December 31,
  2001                  12,909,000   $132,000 $48,057,000$(1,045,000) $(154,000)   $(4,000)$(37,908,000)
                        ===========  ========= =========== ========== ==========  ========== ===========








      The accompanying notes are an integral part of this statement.

           Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                February 24, 1988
                                                                                (inception) to
                                                  Year ended December 31,          December 31,
                                        ----------------------------------------
                                            2001          2000          1999          2001
                                        ------------  ------------  ------------  -------------
Cash flows from operating activities:
 Net loss                               $(6,027,000)  $(5,428,000)  $(3,308,000)  $(37,908,000)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Write off of excess purchase price               -             -             -      8,894,000
 Warrants issued in payment of
   consulting expenses                       41,000        64,000       296,000        970,000
 Research expenses related to common
   stock granted                                  -             -             -        100,000
 Amortization of restricted stock grants     27,000             -             -         27,000
 Depreciation and amortization              418,000       422,000       285,000      2,394,000
 Amortization of debt costs                 182,000        54,000             -        236,000
 Deferred revenue                           (43,000)      396,000       155,000        398,000
 Change in operating assets
   and liabilities:
  Accounts receivable                       168,000      (163,000)      (88,000)       (84,000)
  Accrued interest receivable                86,000      (196,000)            -       (110,000)
  Prepaid expenses and other
    current assets                         (478,000)      (16,000)      (63,000)      (612,000)
  Licenses                                        -      (100,000)     (425,000)      (525,000)
  Other assets                               (1,000)            -             -         (7,000)
  Accounts payable and accrued expenses     328,000       353,000       (97,000)       724,000
  Accrued interest payable                   27,000       283,000             -        310,000
                                        ------------  ------------  ------------  -------------
Net cash used in operating activities    (5,272,000)   (4,331,000)   (3,245,000)   (25,193,000)

Cash flows from investing activities:
 Capital expenditures                      (419,000)      (72,000)       (5,000)    (1,664,000)
 Sales of capital equipment                       -             -             -         15,000
 Redemptions (purchases) of
  short-term investments and
  certificates of deposit, net            4,094,000   (17,394,000)            -    (13,300,000)
 Purchase of businesses,
  net of cash acquired                            -             -      (102,000)      (226,000)
 Other investing activities                       -             -             -       (150,000)
                                        ------------  ------------  ------------  -------------
Net cash provided by (used in)
  investing activities                    3,675,000   (17,466,000)     (107,000)   (15,325,000)

Cash flows from financing activities:
 Proceeds from notes payable                600,000             -             -      1,321,000
 Payments of notes payable                  (25,000)      (26,000)      (97,000)      (775,000)
 Purchase of treasury stock                       -      (754,000)            -       (754,000)
 Cash acquired in merger with Chemex              -             -             -      1,587,000
 Notes receivable from shareholders               -    (1,045,000)            -     (1,045,000)
 Proceeds from convertible note, net              -    12,615,000             -     12,615,000
 Proceeds from stock issuances, net          33,000    18,553,000     2,831,000     34,995,000
                                        ------------  ------------  ------------  ------------
Net cash provided by financing activities   608,000    29,343,000     2,734,000    47,944,000
                                        ------------  ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                         (989,000)    7,546,000      (618,000)    7,426,000

Cash and cash equivalents at
  beginning of period                     8,415,000       869,000     1,487,000             -
                                        ------------  ------------  ------------  ------------
Cash and cash equivalents at
  end of period                          $7,426,000    $8,415,000      $869,000    $7,426,000
                                        ============  ============  ============  ============


    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three years ended December 31, 2001

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

              Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Three years ended December 31, 2001

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Licenses

We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

   *In 1999, we acquired a license from the National Institutes of
    Health for $330,000. The license is amortized over ten years. *In 1999, we also acquired the rights to develop amlexanox for other indications for $200,000 and future milestone payments and royalties. The license is amortized over ten years.
   *In 2000, we paid an additional $100,000 for the rights to develop amlexanox for other indications. The license is amortized over ten years.

Long-term Investments

In 1997, we signed an agreement with CepTor Corporation ("CepTor"), a privately held biotechnology company. Under the terms of the agreement, which is now terminated, we purchased an aggregate of 25,000 shares of common stock for $150,000.

Revenue Recognition

Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts. Advance payments received are recorded as unearned revenue until the related research activities are performed. Licensing revenues are recognized over the period of our performance obligation. Licensing agreements generally require payments of fees on executing the agreement with milestone payments based on regulatory approvals and cumulative sales. Some agreements allow for the return of a portion of the initial execution fee if regulatory approvals are not received.
Many of our agreements are for ten years with automatic exetensions. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

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

             Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We evaluate the realizibility of goodwill based on management's best estimates of future cash flows from operations. It is at least reasonably possible that the estimates used by us to evaluate the realizability of goodwill, will be materially different from actual amounts or results.

These differences could result in the impairment of all or a portion our goodwill, which could have a materially adverse effect on our operations.

Stock Option Plans

We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which recognizes the fair value of all stock-based awards on the date of grant.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, short-term investments and certificates of deposit approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and there were no available securities as a basis to value our debt.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" (FAS
141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful

             Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Three years ended December 31, 2001

New Accounting Pronouncements - continued

lives. Goodwill recognized prior to July 1, 2001 is required to amortized through December 31, 2001.

We do not believe that the adoption of FAS 141 will have any material impact on our financial position or results of operations. When we adopt
FAS 142 in January 2002, annual and quarterly goodwill amortization of $246,000 and $61,500, respectively, will no longer be recognized. We will complete a transitional fair value based impairment test of goodwill in 2002. Impairment losses, if any, resulting from transitional testing will be recognized.

NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments consist of certificates of deposit maturing from March 2002 through March 2003.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under a consulting agreement between Thoma Corporation ("Thoma") and us, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., our Chairman of the Board of Directors, is an owner of Thoma Corp. Thoma received payments for consulting services and was also reimbursed for expenses as follows:

                     Consulting     Expense
            Year        Fees     Reimbursement
          --------   ----------   ----------
             2001     $ 54,000     $      -
             2000       72,000        1,000
             1999       72,000        9,000

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell's payments for consulting services, expense reimbursements and warrants are as follows:

                     Consulting    Expense      Exercise
            Year        Fees    Reimbursement   Warrants      Price
         --------   ----------   ----------     ---------   ---------
            2001     $101,000     $ 16,000        15,000       $3.00
            2000       66,000        9,000        30,000       $2.00
            1999       62,000       18,000        30,000       $3.00

            Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Three years ended December 31, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS - continued

On October 12, 2000, the Board of Directors authorized a Restricted
Stock Purchase Program. Under the Program, the Company's executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 190,000 shares were purchased under the Program by four eligible participants at $5.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participant's delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for the corporate secretary. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program for $1,045,000 as a reduction of equity in the Consolidated Balance Sheet.

The stock granted under the Program other than to the corporate secretary vests ratably over a four year period. The stock granted to the corporate secretary vested on grant.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              December 31,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------

Laboratory equipment                    $1,139,000    $  848,000
Laboratory and building improvements       151,000        50,000
Furniture and equipment                    179,000       190,000
                                       ------------  ------------
                                         1,469,000     1,088,000
Less accumulated depreciation
  and amortization                         992,000       972,000
                                       ------------  ------------
Net property and equipment              $  477,000    $  116,000
                                       ============  ============

Depreciation and amortization on property and equipment was $57,000, $64,000, and $121,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 6 - 401(k) PLAN

We implemented a tax-qualified employee savings and retirement plan (the "401(k) Plan") on January 1, 1999 covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002, $10,500 in 2001 and 2000) and to have the amount of such reduction contributed to the 401(k) Plan. Effective May 1, 1999, we implemented a 401(k) matching program whereby we contribute for each dollar a participant contributes, with a maximum contribution of 2% of a participant's earnings. The 401(k) Plan is intended to qualify under
Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $32,000 in 2001, $22,000 in 2000 and $13,000 in 1999.

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Three years ended December 31, 2001

NOTE 7 - NOTE PAYABLE

On September 20, 2001, we completed a $600,000 installment loan with a bank. The loan was used to purchase capital equipment and for leasehold improvements to expand our laboratory and office space. The loan is due in 60 equal installments, including interest at 6.5%. The loan is secured by a $600,000 certificate of deposit classified as an other asset at December 31, 2001.

Future maturities of the note payable are as follows:

   2002                        $ 107,000
   2003                          114,000
   2004                          121,000
   2005                          130,000
   2006                          103,000
                                ---------
                               $ 575,000
                                =========

NOTE 8 - CONVERTIBLE NOTES

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. The notes have a fixed conversion price of $5.50 per share of common stock and were not convertible for the first twelve months. The note bore interest at 7.0% per annum for the first twelve months and was adjusted to 7.7% interest per annum for the remainder of the time the notes are outstanding. The notes are due September 13, 2005. Total expenses of issuance were $915,000 and are amortized over the life of the notes.

NOTE 9 - COMMITMENTS

At December 31, 2000, we do not have any capital lease obligations. We do have commitments under noncancelable operating leases for facilities and equipment as follows:

                               Operating
                                 leases
                               ----------
  2002                         $ 146,000
  2003                           159,000
  2006                           155,000
  2007                           149,000
 Thereafter                       37,000
                               ----------

 Total future minimum
   lease payments              $ 646,000
                               ==========

We lease certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $114,000, $85,000 and $81,000,
respectively.

             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Three years ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

In May 2000 we completed two self-managed private placement sales of our common stock, at prices of $3.00 and $5.00 per share, respectively. We received gross proceeds of $3.3 million from these sales.

On March 1, 2000, with the assistance of an investment bank, we completed the closing of a private placement offering of 4.8 million shares of common stock, at a per share price of $2.50, for which we received gross proceeds of $12.0 million. The placement agent for the offering received warrants to purchase 509,097 shares of common stock with an exercise price of $2.50 per share, in accordance with the offering terms, and elected to receive 382,315 shares of common stock in lieu of certain sales commissions and expenses.

On July 20, 1999 and October 18, 1999, with the assistance of an investment bank, we completed the first and second closings of an offering of an aggregate of 1,551,000 shares of common stock at a per share price of $2.00, receiving aggregate gross proceeds of $3.1 million, less issuance costs of $271,000. The placement agent for the offering received warrants to purchase 165,721 shares of common stock with an exercise price of $2.00 per share, in accordance with the offering terms, and elected to receive 106,217 shares of common stock in lieu of certain sales commissions and expenses.

Restricted Stock Purchase Program

See Note 4 for a discussion of our  Restricted Stock Purchase Program.

Warrants

There were warrants to purchase a total of 1,061,798 shares of common stock outstanding at December 31, 2001. All the warrants were exercisable at December 31, 2001. The warrants had various prices and terms as follows:


                                       Warrants   Exercise  Expiration
    Summary of Warrants              Outstanding    Price      Date
----------------------------------  -------------  -------  ---------
2001 scientific consultant (a)           15,000     $ 3.00    1/1/08
2000 offering  (b)                      353,137       2.00    3/01/05
2000 scientific consultant  (c)          30,000       2.00    1/01/07
2000 scientific consultant  (d)           7,500       3.00    1/01/04
1999 offering  (e)                      120,858       2.00   10/18/04
1999 warrants assumed in merger (f)      27,145      12.98    4/30/02
1999 financial advisor  (g)             100,000       2.93    3/26/04
1999 scientific consultant  (h)          30,000       3.00    1/01/03
1998 offering  (i)                      325,658       3.00    7/30/03
1998 financial advisor  (j)              15,000       4.00   12/01/03
1997 financial advisor  (k)              37,500  7.50/9.00    6/30/02
                                     -----------
                Total                 1,061,798
                                     ===========

a)  During 2001, a scientific advisor received warrants to purchase
15,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2001 until January 1, 2008, for scientific consulting services rendered in 2001. The fair value of the warrants was $2.74 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.03%, expected volatility 118% and an expected life of 7 years. Total fair value of the warrants relating to the

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

consulting services ($41,000) has been recorded as consulting expense and an increase to additional paid-in capital.

b) In connection with the aforementioned offerings of common stock in 2000, warrants to purchase a total of 509,097 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

c)  During 2000, a scientific advisor received warrants to purchase
30,000 shares of common stock at an exercise price of $2.00 per share at any time from January 1, 2000 until January 1, 2007, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.68 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.625%, expected volatility 118% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($50,000) has been recorded as consulting expense and an increase to additional paid-in capital.

(d) During 2000, a scientific advisor received warrants to purchase 7,500 shares of common stock at any time from January 1, 1999 until January 1, 2004, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.87 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility 122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($14,000) has been recorded as consulting expense and an increase to additional paid-in capital.

(e) In connection with the aforementioned offerings of common stock in 1999, warrants to purchase a total of 165,721 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

(f) In connection with the aforementioned merger with Virologix, we assumed warrants to purchase 27,145 shares of common stock.
Virologix warrants were converted into 0.231047 Access warrants. All of the warrants are exercisable immediately at $12.98 per share and expire between March 24, 2002 and November 1, 2002.

(g) During 1999, a financial advisor received warrants to purchase 100,000 shares of common stock at any time from March 26, 1999 until March 26, 2004, for financial consulting services rendered in 1999. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate
5.42%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($249,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

(h) During 1999, a scientific advisor received warrants to purchase 30,000 shares of common stock at any time from January 1, 1999 until January 1, 2003, for scientific consulting services rendered in 1999. The fair value of the warrants was $1.56 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility 122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($47,000) has been recorded as consulting expense and an increase to additional paid-in capital.

            Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Three years ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

(i) In connection with offerings of units and common stock in 1998, warrants to purchase a total of 579,627 shares of common stock were issued. All of the warrants are exercisable immediately at $3.00 per share and expire five years from date of issuance.

(j) During 1998, a financial advisor received warrants to purchase 15,000 shares of common stock at any time from December 1, 1998 until December 1, 2003, for financial consulting services rendered in 1998. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 4.85%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($37,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

(k) We also have warrants outstanding to purchase 37,500 shares of common stock, one-half (18,750 shares) at an exercise price of $7.50 per share, and one-half (18,750 shares) at an exercise price of $9.00 per share until June 30, 2002.

2001 Restricted Stock Plan

We have a restricted stock plan, the 2001 Restricted Stock Plan, under which 200,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests over five years, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2001 there were 44,639 shares granted and 155,361 shares available for grant under the 2001 Restricted Stock Plan.

NOTE 11 - STOCK OPTION PLANS

We have a stock option plan, as amended, (the "1995 Stock Awards Plan"), under which 2,000,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. The 1995 Stock Awards Plan replaced the previously approved stock option plan (the "1987 Stock Awards Plan"). On February 11, 2000 we adopted the 2000 Special Stock Option Plan and Agreement (the
"Plan"). The Plan provides for the award of options to purchase 500,000 shares of the authorized but unissued shares of common stock of the Company. Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options are generally granted with an exercise price equal to the market value at the date of grant.

At December 31, 2001, there were 671,500 additional shares available for grant under the 1995 Stock Awards Plan.

We apply APB Opinion No. 25 in accounting for our stock options. Accordingly, no compensation expense has been recognized in the accompanying Consolidated Statements of Operations for employee stock options because the quoted market price of the underlying common stock did not exceed the exercise price of the option at the date of grant. Had we determined compensation cost based on the fair value at the grant date for stock options issued after 1994 under SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 Three years ended December 31, 2001

NOTE 11 - STOCK OPTION PLANS - Continued

                                               December 31,
                                 ----------------------------------------
                                      2001         2000         1999
                                 ------------  ------------  ------------
Net loss
  As reported                    $(6,027,000)  $(5,428,000)  $(3,308,000)
  Pro forma                       (7,592,000)   (6,366,000)   (3,603,000)

Basic and diluted loss per share
  As reported                          ($.47)        ($.49)        ($.72)
  Pro forma                            ($.59)        ($.57)        ($.78)

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0% for all periods; volatility of 90%, 118% and 91%; risk-free interest rates of 3.70%, 4.85% and 6.62% and expected lives of four years for all periods. The weighted average fair values of options granted were $2.52, $2.88 and $1.37 per share during 2001, 2000 and 1999, respectively.

Summarized information for the 1995 Stock Awards Plan is as follows:

                                                          Weighted-
                                                           average
                                                          exercise
                                              Shares       price
                                          ------------  ------------
Outstanding options at January 1, 1999        306,500      $  3.00
Granted                                       333,000         1.99
Forfeited                                      (6,500)       (1.46)
                                          ------------
Outstanding options at December 31, 1999      633,000         2.47

Granted                                       551,500         4.94
Exercised                                     (47,916)        2.64
Forfeited                                     (10,000)        1.73
                                          ------------
Outstanding options at December 31, 2000    1,126,584         3.68

Granted                                       154,000         3.65
                                          ------------
Outstanding options at December 31, 2001    1,280,584        $3.68
                                          ============

Exercisable at December 31, 1999              300,875        $2.66
Exercisable at December 31, 2000              414,239         2.59
Exercisable at December 31, 2001              733,851         3.20


             Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001


NOTE 11 - STOCK OPTION PLANS - Continued

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2001 is summarized below:

                                        Weighted average               Weighted-
                          Number of  -----------------------  Number of  average
                            shares     Remaining   Exercise     shares  exercise
Range of exercise prices outstanding life in years   price   exercisable price
------------------------ ----------- ------------- --------- ----------- -----
$2.00                       304,000       8.0         $2.00     232,156   $2.00
$2.50-2.76                  199,500       9.3          2.57      65,404    2.50
$2.94-3.99                  341,084       7.5          3.09     269,520    3.03
$4.05-7.8125                436,000       9.1          5.88     166,771    5.43
                         -----------                          ----------
                          1,280,584                             733,851
                         ===========                          ==========

Summarized information for the 2000 Special Stock Option Plan is as follows:


                                                     Weighted-
                                                      average
                                                      exercise
                                           Shares      price
                                         ----------  ----------
Outstanding options at January 1, 2000           -
Granted                                    500,000      $2.50
                                         ----------
Outstanding options at December 31, 2000   500,000      $2.50
                                         ==========

218,749 of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2001. All of the options expire on March 1, 2010 and have a price of $2.50 per share.

All issued options under the 1987 Stock Awards Plan are vested and exercisable. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:

                                                      Weighted-
                                                      average
                                           Stock      exercise
                                          options       price
                                        -----------  -----------
Outstanding awards at January 1, 1999       35,086      $35.49
Forfeited                                   (5,084)     (41.77)
                                        -----------
Outstanding awards at December 31, 1999     30,002       34.66

Exercised                                        -        0.00
Forfeited                                   (1,250)     (30.00)
                                        -----------
Outstanding awards at December 31, 2000     28,752       37.38

Forfeited                                   (2,750)     (23.52)
                                        -----------
Outstanding awards of December 31, 2001     26,002      $46.18
                                        ===========

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001


NOTE 11 - STOCK OPTION PLANS - Continued

All options outstanding were exercisable at each year end.

Further information regarding options outstanding and exercisable under the 1987 Stock Awards Plan at December 31, 2001 is summarized below:

                                      Weighted average
                                     -------------------
                         Number of  Remaining   Exercise
Range of exercise prices  of shares    life      price
------------------------  ---------  --------  ---------
 $17.50 - $24.00            11,378      3.0      $17.50
 $35.00 - $64.40             7,750      1.7       41.98
 $78.80 - $102.60            6,874      1.0       98.71
                          ---------
                            26,002
                          =========


          Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                         2001          2000         1999
                                    ------------  ------------  ------------
Income taxes at U.S. statutory rate $(2,049,000)  $(1,846,000)  $(1,124,000)
Change in valuation allowance         1,897,000       (24,000)       15,000
Items not deductible                      8,000        46,000       101,000
Expiration of net operating loss
  and general business credit
  carryforwards, net of revisions       144,000     1,824,000     1,008,000
                                    ------------  ------------  ------------
Total tax expense                   $         -   $         -   $         -
                                    ============  ============  ============

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets. The temporary differences that give rise to deferred tax assets were as follows:

                                                    December 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Deferred tax assets (liabilities)
Net operating loss carryforwards      $19,259,000   $18,491,000   $18,438,000
General business credit carryforwards   1,396,000       445,000       456,000
Property, equipment and goodwill          154,000       (24,000)       42,000
                                      ------------  ------------  ------------
Gross deferred tax assets              20,809,000    18,912,000    18,936,000
Valuation allowance                   (20,809,000)  (18,912,000)  (18,936,000)
                                      ------------  ------------  ------------
Net deferred taxes                    $         -   $         -   $         -
                                      ============  ============  ============


At December 31, 2001, we had approximately $56,442,000 of net operating loss carryforwards and approximately $1,396,000 of general business credit carryforwards. These carryforwards expire as follows:

             Net Operating      General Business
          Loss Carryforwards  Credit Carryforwards
          ------------------  --------------------
2002         $5,448,000            $242,000
2003          7,145,000                   -
2004          5,713,000                   -
2005          2,897,000              26,000
2006            198,000              38,000
Thereafter   35,243,000           1,090,000
            ------------         -----------
            $56,644,000          $1,396,000
            ============         ===========

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately
$3,100,000 to approximately $530,000 per year.

            Access Pharmaceuticals, Inc. and Subsidiaries
                    (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Three years ended December 31, 2001

NOTE 13 - CONTINGENCIES

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

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share amounts):

                                        2001 Quarter Ended
                           ----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ----------  ----------  ----------  ----------
Revenue                     $   211     $    10     $    11     $    11
Operating loss               (1,330)     (1,584)     (1,844)     (1,550)
Net loss                    $(1,171)    $(1,517)    $(1,744)    $(1,595)
                           =========    ========    ========    ========
Basic and diluted loss per
  common share               $(0.09)     $(0.12)     $(0.13)     $(0.12)
                           =========    ========    ========    ========

                                        2000 Quarter Ended
                           -----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ----------  ----------  ----------  ----------
Revenue                     $     -     $     -     $     -     $   107
Operating loss               (1,100)     (1,668)     (1,493)     (1,797)
Net loss                    $(1,080)    $(1,446)    $(1,310)    $(1,592)
                           =========    ========    ========    ========
Basic and diluted loss per
  common share               $(0.14)     $(0.13)     $(0.11)     $(0.11)
                           =========    ========    ========    ========

NOTE 14 - SUBSEQUENT EVENT (UNAUDITED)

In February 2002, our newly created wholly owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd.

Under the terms of the acquisition agreement, Access Pharmaceuticals Australia Pty. Limited, acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. $500,000 was paid at closing, a total of up to $525,000 will be paid over a three-year period, up to $350,00 may be payable if events occur that result in certain new agreements and 172,584 shares of our common stock and 25,000 warrants to purchase our common stock at an exercise price of $5.00 per share will be issued. The stock consideration to be paid is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired are:

* folate conjugates of polymer therapeutics, to enhance tumor delivery by targeting folate receptors which are upregulated in certain tumor types;

* the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis and certain neurological and autoimmune disorders; and

* oral delivery of a wide variety of molecules, which cannot otherwise be orally administered, using the active transport mechanism which transports vitamin B12 into the systemic circulation.

            Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   Three years ended December 31, 2001

NOTE 14 - SUBSEQUENT EVENT (UNAUDITED) - continued

In addition, we acquired an internal capability to perform biological studies which we previously out-sourced. We expect that this capability will enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings. This acquisition is a step towards the achievement of the critical mass necessary for us to accelerate the development of our technology platforms.