Form 10-Q
period 2002-03-31
ACCESS PHARMACEUTICALS INC
filed 2002-05-15
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2002 was 13,064,262 shares of common stock, $0.01 par value per share.



                        Total No. of Pages  13
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

Together with our subsidiaries, we have proprietary patents or rights to seven drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles and nanoparticle networks, Residerm(R) topical delivery, carbohydrate targeting technology and agents for the prevention and treatment of viral disease. In addition, our partner GlaxoSmithKline is marketing in the United States our jointly developed drug - Aphthasol(R), the first FDA approved product for the treatment of canker sores. We have licensed certain rights for the use of amlexanox in additional indications from GlaxoSmithKline for numerous markets, excluding the U.S. We are developing new formulations and delivery forms to evaluate amlexanox in additional clinical indications, including mucoadhesive disc delivery.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to uncertainties associated with research and development activities, clinical trials, the integration of acquired companies and technologies, the timing of regulatory approvals, dependence on others, collaborations, future cash flow, the timing and receipt of licensing revenues, the future success of our amlexanox and polymer platinate programs, and other risks detailed in our reports filed under the Securities Exchange Act of 1934, as amended, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2001.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2002, our accumulated deficit was $39,774,000, of which $8,894,000 was the result of the write-off of excess purchase price.

RECENT DEVELOPMENTS

Our newly created wholly owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under the Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. $500,000 was paid at closing, a total of up to $525,000 will be paid over a three-year period, up to $350,000 may be payable if events occur that result in certain new agreements and 172,584 shares of our common stock and 25,000 warrants to purchase our common stock at an exercise price of $5.00 per share have been issued. The stock issued is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired are:

* folate conjugates of polymer therapeutics to enhance tumor delivery by targeting folate receptors which are upregulated in certain tumor types;

* the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis and certain neurological and autoimmune disorders; and

* oral delivery of a wide variety of molecules, which cannot otherwise be orally administered, using the active transport mechanism which transports vitamin B12 into the systemic circulation.

In addition, through the acquisition we acquired an internal capability to perform biological studies which we previously out-sourced. We expect that this capability will enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings. This acquisition is a further step towards the achievement of the critical mass necessary for us to accelerate the development of our technology platforms.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 2002 was $16,011,000 representing a decrease in working capital of $2,508,000 as compared to the working capital as of December 31, 2001 of $18,519,000. The decrease in working capital was due to the loss from operations for the first quarter of 2002 and payments for the acquisition of the assets in Australia under the Asset Sale Agreement.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2002 of $39,774,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our current level of operations through June 2004.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired and developed technology. The success of the Company and our future capital requirements and adequacy of available funds will depend on many factors, including:

* the successful commercialization of amlexanox and Zindaclin(R);

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Revenue in the first quarter of 2002 was $116,000, as compared to $211,000 in the same period of 2001. Revenue recognized in both of the first quarters is from several licensing agreements for various amlexanox projects and licensing agreements for ResiDerm(R). Due to contractual terms, the amount due from the licensing agreements for ResiDerm(R) in the first quarter of 2002 was less than the amount received in the first quarter of 2001.

Total research spending for the first quarter of 2002 was $1,323,000, as compared to $1,003,000 for the same period in 2001, an increase of $320,000. The increase in expenses was the result of:

* higher clinical development costs ($264,000) for the polymer platinate clinical development project. We are anticipating completing the Phase I study at the end of the second quarter of 2002;

* higher scientific salary costs ($147,000) due to additional employees;

* higher internal laboratory costs ($30,000) due to additional scientific staff;

* higher travel expenses ($14,000) due to additional scientific staff; and,

*  other net increases ($10,000).

The increase in expenses was partially offset by lower amlexanox product development costs ($145,000) for OraDisc(TM). A new Phase III study evaluating OraDisc(TM) will start in the second quarter of 2002.

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $499,000 for the first quarter of 2002, an increase of $63,000 as compared to the same period in 2001. The increase in spending was due primarily to the following:

*  higher salary expenses ($44,000);

* higher rent and utilities expenses ($13,000) due to our expanded facilities; and

*  other net increases ($6,000).

Depreciation and amortization was $57,000 for the first quarter of 2002 as compared to $102,000 for the same period in 2001 reflecting a decrease of $45,000. The decrease in amortization was due to goodwill not being amortized in 2002 offset by an increase in depreciation due to additional assets that have been acquired.

We adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", in January 2002. Annual and quarterly goodwill amortization of $246,000 and $61,500 will no longer be recognized. In 2002, we will complete a transitional fair value based impairment test of goodwill. Impairment losses, if any, resulting from transitional testing will be recognized.

Total operating expenses in the first quarter of 2002 were $1,879,000 as compared to total operating expenses of $1,541,000 for the same period in 2001.

Loss from operations in the first quarter of 2002 was $1,763,000 as compared to a loss of $1,330,000 for the same period in 2001.

Interest and miscellaneous income was $214,000 for the first quarter of 2002 as compared to $442,000 for the same period in 2001, a decrease $228,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2002 as compared with 2001.

Interest expense was $317,000 for the first quarter of 2002 as compared to $283,000 for the same period in 2001, an increase of $34,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes and due to the note payable ($548,000) we entered into in September 2001.

Net loss in the first quarter of 2002 was $1,866,000, or a $0.14 basic and diluted loss per common share, compared with a loss of $1,171,000, or a $0.09 basic and diluted loss per common share for the same period in 2001.

                     PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2   CHANGES IN SECURITIES

On March 28, 2002 we issued 172,584 shares of our common stock to GroPep Limited in connection with the February 26, 2002, Asset Sale Agreement. We relied on Rule 506 and Section 4(2) of the Securities Act of 1933 as exemptions from the federal registration requirements.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:  10.26 Asset Sale Agreement among BIOA Pty.
           Limited, Access Pharmaceuticals Australia Pty. Limited, Human Theraapeutics Limited and us dated February 26, 2002.
           (Confidential Treatment Requested)

Reports on Form 8-K:

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.


Date: May  15, 2002           By:/s/ Kerry P. Gray
     -----------------           -------------------------
                                 Kerry P. Gray
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date: May  15, 2002           By:/s/ Stephen B. Thompson
     -----------------           -------------------------
                                 Stephen B. Thompson
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

             Access Pharmaceuticals, Inc. and Subsidiaries
                       (a development stage company)

                   Condensed Consolidated Balance Sheets


                                             March 31, 2002  December 31, 2001
                                             --------------   --------------
   ASSETS                                      (unaudited)
Current assets
  Cash and cash equivalents                   $ 12,673,000     $  7,426,000
  Short term investments, at cost                4,800,000       12,700,000
  Accounts receivable                              387,000           83,000
  Accrued interest receivable                      101,000          110,000
  Prepaid expenses and other current assets        834,000          611,000
                                             --------------   --------------
    Total current assets                        18,795,000       20,930,000

Property and equipment, net                        594,000          477,000

Debt issuance costs, net                           633,000          679,000

Purchased technology                             1,680,000                -

Licenses, net                                      746,000          774,000

Goodwill, net                                    1,868,000        1,868,000

Other assets                                       707,000          759,000
                                             --------------   --------------
Total assets                                  $ 25,023,000     $ 25,487,000
                                             ==============   ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses       $  1,433,000     $  1,486,000
  Accrued interest payable                         570,000          310,000
  Deferred revenues                                498,000          508,000
  Current portion of note payable and
      other future obligations                     283,000          107,000
                                             --------------   --------------
    Total current liabilities                    2,784,000        2,411,000

Long-term obligations for
  purchased technology                             303,000                -

Note payable, net of current portion               440,000          468,000

Convertible notes                               13,530,000       13,530,000
                                             --------------   --------------
Total liabilities                               17,057,000       16,409,000
                                             --------------   --------------

Commitments and contingencies                            -                -

Stockholders' equity
  Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none issued or outstanding                           -                -
  Common stock - $.01 par value;
    authorized 50,000,000 shares;
    issued, 13,159,147 at March 31, 2002 and
    12,909,344 at December 31, 2001                132,000          132,000
  Additional paid-in capital                    48,992,000       48,057,000
  Notes receivable from stockholders            (1,045,000)      (1,045,000)
  Unamortized value of restricted stock grants    (335,000)        (154,000)
  Treasury stock, at cost - 819 shares              (4,000)          (4,000)
  Deficit accumulated during the
    development stage                          (39,774,000)     (37,908,000)
                                             --------------   --------------
Total stockholders' equity                       7,966,000        9,078,000
                                             --------------   --------------

Total liabilities and stockholders' equity    $ 25,023,000     $ 25,487,000
                                             ==============   ==============

    The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

              Condensed Consolidated Statements of Operations
                              (unaudited)

                                                                    February 24,
                                    Three Months ended March 31,       1988
                                    ----------------------------  (inception) to
                                        2002           2001       March 31, 2002
                                    -------------  -------------  --------------
Revenues
Research and development             $         -    $         -    $  2,711,000
Option income                                  -              -       2,164,000
Licensing revenues                       116,000        211,000         791,000
                                    -------------  -------------  --------------
Total revenues                           116,000        211,000       5,666,000

Expenses
Research and development               1,323,000      1,003,000      21,477,000
General and administrative               499,000        436,000      14,119,000
Depreciation and amortization             57,000        102,000       2,451,000
Write-off of excess purchase price             -              -       8,894,000
                                    -------------  -------------  --------------
Total expenses                         1,879,000      1,541,000      46,941,000
                                    -------------  -------------  --------------

Loss from operations                  (1,763,000)    (1,330,000)    (41,275,000)
                                    -------------  -------------  --------------

Other income (expense)
Interest and miscellaneous income        214,000        442,000       3,522,000
Interest expense                        (317,000)      (283,000)     (2,021,000)
                                    -------------  -------------  --------------
                                        (103,000)       159,000       1,501,000
                                    -------------  -------------  --------------

Net loss                             $(1,866,000)   $(1,171,000)   $(39,774,000)
                                    =============  =============  ==============

Basic and diluted loss per
  common share                            $(0.14)        $(0.09)
                                    =============  =============

Weighted average basic and diluted
  common shares outstanding           12,934,263     12,848,344
                                    =============  =============

   The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                   February 24,
                                    Three Months ended March 31,        1988
                                    ----------------------------  (inception) to
                                        2002           2001       March 31, 2002
                                    -------------  -------------  --------------
Cash flows form operating activities:
Net loss                             $(1,866,000)   $(1,171,000)   $(39,774,000)
 Adjustments to reconcile net loss
 to cash used in operating activities:
  Write-off of excess purchase price           -              -       8,894,000
  Warrants issued in payment of
    consulting expenses                   37,000         41,000       1,007,000
  Research expenses related to
    common stock granted                       -              -         100,000
  Amortization of restricted
    stock grants                           9,000              -          36,000
  Depreciation and amortization           57,000        102,000       2,451,000
  Amortization of debt costs              46,000         45,000         282,000
  Deferred revenue                       (10,000)       (11,000)        388,000
  Change in operating assets and
      liabilities:
    Accounts receivable                 (304,000)       244,000        (388,000)
    Accrued interest receivable            9,000         61,000        (101,000)
    Prepaid expenses and other
      current assets                    (223,000)        19,000        (835,000)
    Licenses                                   -              -        (525,000)
    Other assets                          52,000              -          45,000
    Accounts payable and
      accrued expenses                   (53,000)      (362,000)        671,000
    Accrued interest payable             260,000        237,000         570,000
                                    -------------  -------------  --------------
Net cash used in operating activities (1,986,000)      (795,000)    (27,179,000)
                                    -------------  -------------  --------------

Cash flows from investing activities:
 Capital expenditures                   (146,000)        (5,000)     (1,810,000)
 Sales of capital equipment                    -              -          15,000
 Redemptions (purchases) of short term
   investments and certificates of
   deposit, net                        7,900,000     (2,761,000)     (5,400,000)
 Purchase of business and assets,
   net of cash acquired                 (526,000)             -        (752,000)
 Other investing activities                    -              -        (150,000)
                                    -------------  -------------  --------------
Net cash provided by (used) in
  investing activities                 7,228,000     (2,766,000)     (8,097,000)
                                    -------------  -------------  --------------

Cash flows from financing activities:
 Proceeds from notes payable
   and obligations                             -              -       1,321,000
 Payments of notes payable               (27,000)             -        (802,000)
 Purchase of treasury stock                    -              -        (754,000)
 Cash acquired in merger with Chemex           -              -       1,587,000
 Notes receivable from shareholders            -              -      (1,045,000)
 Proceeds from convertible note, net           -              -      12,615,000
 Proceeds from stock issuances, net       32,000         15,000      35,027,000
                                    -------------  -------------  --------------
Net cash provided by
  financing activities                     5,000         15,000      47,949,000
                                    -------------  -------------  --------------
Net increase (decrease) in
  cash and cash equivalents            5,247,000     (3,546,000)     12,673,000

Cash and cash equivalents at
  beginning of period                  7,426,000      8,415,000               -
                                    -------------  -------------  --------------
Cash and cash equivalents at
  end of period                      $12,673,000    $ 4,869,000    $ 12,673,000
                                    =============  =============  ==============

   The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

           Notes to Condensed Consolidated Financial Statements
                Three Months Ended March 31, 2002 and 2001
                              (unaudited)

(1)  Interim Financial Statements

The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2001 contains financial information taken from the audited financial statements as of that date.

(2)  Acquisition

Our newly created wholly owned subsidiary, Access
Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under the Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. $500,000 was paid at closing, an additional total of up to $525,000 will be paid over a three-year period, up to $350,000 may be payable if events occur that result in certain new agreements and 172,584 shares of our common stock (valued at $633,000) and 25,000 warrants
(valued at $43,000 using Black-Scholes option pricing model) to purchase our common stock at an exercise price of $5.00 per share have been issued. The stock issued is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired are:

* folate conjugates of polymer therapeutics to enhance tumor delivery by targeting folate receptors which are upregulated in certain tumor types;

* the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis and certain neurological and autoimmune disorders; and

* oral delivery of a wide variety of molecules, which cannot otherwise be orally administered, using the active transport mechanism which transports vitamin B12 into the systemic circulation.

The cost of the acquisition has been assigned to purchased technologies and will not be amortized because the technologies are considered to have an indefinite life.

In addition, through the acquisition we acquired an internal capability to perform biological studies which we previously out-sourced. We expect that this capability will enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings. This acquisition is a further step towards the achievement of the critical mass necessary for us to accelerate the development of our technology platforms.

(3)  New Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS No. 142

Major provisions of these statements and their effective dates are as follows:

* intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

* effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

* effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

* all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

We amortized goodwill assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. We will complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

Intangible assets consist of the following (in thousands):

                                        March 31, 2002       December 31, 2001
                                    --------------------- ---------------------
                                      Gross                 Gross
                                     carrying  Accumulated carrying  Accumulated
                                      value   amortization  value   amortization
                                    ---------- ---------- ---------- ----------
Amortized intangible assets

Licenses                             $  1,130        384   $  1,130        356
                                    ========== ========== ========== ==========

Intangible assets not subject to
    amortization

Purchased technology                 $  1,680          -   $      -          -
Goodwill                                2,464        596      2,464        596
                                    ---------- ---------- ---------- ----------
Total intangible assets not
    subject to amortization          $  4,144        596   $  2,464        596
                                    ========== ========== ========== ==========

Amortization expense related to intangible assets totaled
$74,000 and $73,000 during the three months ended March 31, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2002 is as follows (in thousands):


Remainder of 2002          $    84
2003                           112
2004                           112
2005                           112
2006                           112
Thereafter                     214
                           --------
Total                      $   746
                           ========

Net loss and loss per share for the three months ended March
31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2002         2001
                                                     -----------  -----------
Net loss
  Reported net loss allocable to common stockholders  $ (1,866)    $ (1,171)
  Goodwill amortization                                      -           62
                                                     -----------  -----------
  Adjusted net loss allocable to common stockholders  $ (1,866)    $ (1,109)

Basic and diluted loss per share
  Reported basic and diluted loss per share           $   (.14)    $   (.09)
  Goodwill amortization                                      -            -
                                                     -----------  -----------
  Adjusted basic and diluted loss per share           $   (.14)    $   (.09)


SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on our financial position, results of operations, or cash flows.