Form 10-Q
period 2002-06-30
ACCESS PHARMACEUTICALS INC
filed 2002-08-14
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2002 was 13,160,043 shares of common stock, $0.01 par value per share.


                      Total No. of Pages   17
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

Together with our subsidiaries, we have proprietary patents or rights to six drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles and nanoparticle networks, Residerm (R) A topical delivery technology and carbohydrate targeting technology. In addition we have acquired the amlexanox patents and licensed patents for the treatment of mucosal and skin disorders.

We use our proprietary technology to develop products and product candidates. Our patents protect our marketed products, amlexanox 5% paste (marketed under the trade names Aphthasol (R) and Aptheal (R)) and Zindaclin (R), and our products that are currently in the development phase, polymer platinate
(AP 5280), DACH platinum (AP 5346), OraDisc (TM) and the mucositis technology.

On July 22, 2002, we acquired from GlaxoSmithKline the patents and trademarks covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol (R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies.

Under the terms of the agreement, we made an initial upfront payment of $750,000 and we will make additional payments over time of $500,000 and future possible milestone payments based on the commercial success of amlexanox. The commercial terms of the previously announced mucositis agreement between the companies which granted worldwide rights for this indication to Access will remain in place.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently we have one Phase I and one Phase III trial in process and a Phase I and Phase III trial planned for later this year.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to uncertainties associated with research and development activities, clinical trials, the integration of acquired companies and technologies, the timing of regulatory approvals, dependence on others, collaborations, future cash flow, the timing and receipt of licensing revenues, the future success of our marketed products, amlexanox 5% paste and Zindaclin (R) and product candidates including the polymer platinate program, and other risks detailed in our reports filed under the Securities Exchange Act of 1934, as amended, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2001.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We may incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2002, our accumulated deficit was $42,082,000, of which $8,894,000 was the result of the write-off of excess purchase price.

OTHER DEVELOPMENTS

Our recently created wholly owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. $500,000 was paid at closing and an additional total of up to $525,000 will be paid over a three-year period. Additionally, up to $350,000 may be payable if events occur that result in certain new agreements. We also issued as consideration 172,584 shares of our common stock and 25,000 warrants to purchase our common stock at an exercise price of $5.00 per share were issued. The stock issued is subject to restriction and cannot be sold until February 27, 2003.

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

RESEARCH PROJECTS, PRODUCTS AND PRODUCTS IN DEVELOPMENT


                          ACCESS DRUG PORTFOLIO

                           Licensing                                             Clinical
Compound                   Originator   Partner    Indication       FDA Filing   Stage (1)
-------------------------- ---------- ----------- --------------- ------------- ---------
Cancer
------
Polymer Platinate           Access-
  (AP5280) (2)              U London       -        Anti-tumor    Development(7) Phase I

Polymer Platinate           Access-                 Colorectal
  (AP5346) (2)              U London       -          cancer      Development    Pre-Clinical

Mucositis technology        Access         -         Mucositis         IND       Phase III

Topical Delivery
----------------
Amlexanox (3)               Takeda      Strakan,      Aphthous         NDA       Approved
                                       Esteve, Meda,   ulcers
                                        Mipharm,
                                        Paladin

OraDisc (TM)                Access      Strakan,      Aphthous         IND       Phase III
  Amlexanox (3)                        Esteve, Meda,   ulcers
  Biodegradable                         Mipharm,
  Polymer Disc                          Palidin

Residerm (R) A              Access      Strakan,       Acne           PLA(8)     Approved (9)
  Zinc Clindamycin (4)                 Healthpoint,
                                        Fujisawa

Vitamin Mediated Delivery
-------------------------
Oral Delivery System        Access          -          Various        Research   Pre-Clinical

Folate Targeted             Access          -         Anti-tumor      Research   Pre-Clinical
  Therapeutics

Vitamin B12 Targeted        Access          -         Anti-tumor      Research   Pre-Clinical
  Therapeutics

Antiviral
---------
Anti viral compound(5)(6)     NIH           -            HIV         Development Pre-Clinical

Anti viral compound(6)     Rockefeller      -         HTLV type I    Development Pre-Clinical
                                                        and II

(1) For more information, see "Government Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2001 for description of clinical stages.

(2) Licensed from the School of Pharmacy, The University of London. Subject to royalty and milestone payments.

(3) Acquired from GlaxoSmithKline. Amlexanox licensing agreements executed with the following parties for the prevention and treatment of aphthous ulcers:

*  Strakan Limited for UK and Ireland manufacturing and marketing rights.

* Laboratories Dr. Esteve SA for Spain, Portugal and Greece manufacturing and marketing rights.

* Mipharm SpA for Italy, Switzerland, Turkey and Lebanon manufacturing and marketing rights.

*  Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights.

*  Paladin Labs Inc. for Canada manufacturing and marketing rights.

(4) Licensed worldwide manufacturing and marketing rights to Strakan who sublicensed to:

* Healthpoint, Ltd for United States, Canada, Mexico and the Caribbean manufacturing and marketing rights.

*  Fujisawa GmbH for continental Europe marketing rights.

(5)  Licensed from NIH subject to royalty and milestone payments.

(6) Licensed from The Rockefeller University subject to royalty and milestone payments.

(7)  Clinical studies being conducted in Europe prior to a FDA filing.

(8)  United Kingdom ("U.K.") equivalent of an NDA.

(9) Marketing approval received from the Medicines Control Agency in the U.K. and product launched in March 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2002 was $13,697,000 representing a decrease in working capital of $4,822,000 as compared to the working capital as of December 31, 2001 of $18,519,000. The decrease in working capital was due to the loss from operations for the first half of 2002 and payments for the acquisition of the drug delivery assets of Biotech Australia Pty. Limited.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2002 of $42,082,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources and expected payments to be received under executed license agreements will be adequate to fund our current level of operations through June 2004.

Our $13,530,000 convertible notes are due September 13, 2005. The note bears interest of 7.7% per annum with $1,041,000 of interest due September 13, 2002.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired and developed technology. Our success and our future capital requirements and adequacy of available funds will depend on many factors, including:

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Revenue in the second quarter of 2002 was $263,000, as compared to $10,000 in the same period of 2001. We recognized upfront licensing fees for the exclusive marketing rights for Zindaclin (R) for continental Europe which was granted in May 2002. Also, other revenue was recognized in both of the second quarters from several licensing agreements that we are a party to for various amlexanox projects.

Total research spending for the second quarter of 2002 was $1,711,000, as compared to $1,032,000 for the same period in 2001, an increase of $679,000. The increase in expenses was the result of:

* higher development costs for the polymer platinate projects ($323,000) and the OraDisc (TM) project ($277,000);

* higher clinical development costs ($190,000) for the start-up of the second Phase III OraDisc (TM) clinical trial;

* higher scientific salary cost ($174,000) principally due to additional employees;

* costs associated with our new Australian laboratory which we acquired in February 2002 ($57,000); and

*  other net increases ($45,000).

The increase in expenses was partially offset by:

* lower scientific consulting expenses ($121,000) which relates to the completion of various projects where consultants were engaged; and

* lower development costs ($266,000) for other amlexanox projects that were completed in 2001.

We expect research spending to increase in future quarters and remain higher than it has been in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $571,000 for the second quarter of 2002, an increase of $108,000 as compared to the same period in 2001. The increase in general and administrative expenses was due primarily to:

*  higher compensation expenses ($58,000) due to the addition of new staff;

* higher taxes and fees ($49,000) due to higher state franchise expenses and higher fees for our exchange listing; and

*  higher patent costs ($39,000).

These general and administrative expenses increases were partially offset by:

*  lower shareholder expenses ($32,000); and

*  other net decreases ($6,000).

Depreciation and amortization was $99,000 for the second quarter of 2002 as compared to $99,000 for the same period in 2001 reflecting no change in overall expenses for the period. Amortization decreased due to goodwill not being amortized in 2002 ($61,500), offset by an increase in depreciation due to additional capital assets and amortization of patents acquired in the Biotech Australia Pty. Limited transaction.

We adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", in January 2002. Annual and quarterly goodwill amortization of $246,000 and $61,500 will no longer be recognized. In
June 2002, we completed a transitional fair value based impairment test of goodwill. No impairment losses were recognized from the impairment test. We will continue to test annually and when any event occurs that may warrant a new test.

Total operating expenses in the second quarter of 2002 were $2,381,000 as compared to total operating expenses of $1,594,000 for the same period in 2001.

Loss from operations in the second quarter of 2002 was $2,118,000 as compared to a loss of $1,584,000 for the same period in 2001.

Interest and miscellaneous income was $127,000 for the second quarter of 2002 as compared to $350,000 for the same period in 2001, a decrease $223,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2002 as compared with 2001.

Interest expense was $317,000 for the second quarter of 2002 as compared to $283,000 for the same period in 2001, an increase of $34,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes and the note payable ($522,000) we entered into in September 2001.

Net loss in the second quarter of 2002 was $2,308,000, or a $0.18 basic and diluted loss per common share, compared with a loss of $1,517,000, or a $0.12 basic and diluted loss per common share for the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenue in the first six months of 2002 was $379,000, as compared to $221,000 in the same period of 2001. We recognized upfront licensing fees for the exclusive marketing rights for Zindaclin(R) for continental Europe which was granted in May 2002. Also, other revenue was recognized in both of the first six month periods from several licensing agreements that we are a party to for various amlexanox projects.

Total research spending for the first six months of 2002 was $3,034,000, as compared to $2,035,000 for the same period in 2001, an increase of $999,000. The increase in expenses was the result of:

* higher development costs for our polymer platinate programs ($609,000) and OraDisc (TM) ($242,000) program;

* higher scientific salary costs ($303,000) principally due to additional employees;

* costs associated with our new Australian laboratory which we acquired in February 2002 ($89,000); and

*  other net increases ($55,000).

The increase in expenses was partially offset by:

* lower scientific consulting expenses ($165,000) which relates to the completion of various projects where consultants were engaged; and

* lower net development costs for other amlexanox projects ($134,000) that were completed in 2001.

We expect research spending to increase in future quarters and remain higher than it has been in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $1,070,000 for the first six months of 2002, an increase of $171,000 as compared to the same period in 2001. The increase in general and administrative expenses was due primarily to the following:

* higher compensation expenses ($102,000) principally due to the hiring of additional staff;

*  higher taxes and fees ($80,000);

*  higher equipment rental fees ($19,000); and

*  other net increases ($29,000).

These general and administrative expense increases were partially offset by:

*  lower shareholder expenses ($37,000); and

*  lower professional fees ($29,000).

Depreciation and amortization was $156,000 for the first six months of 2002 as compared to

$201,000 for the same period in 2001 reflecting a decrease of $45,000. The decrease in amortization was due to goodwill not being amortized in 2002 ($123,000), offset by an increase in depreciation due to additional capital assets and amortization of patents acquired in the Biotech Australia Pty. Limited transaction.

Total operating expenses in the first six months of 2002 were $4,260,000 as compared to total operating expenses of $3,135,000 for the same period in 2001.

Loss from operations in the first six months of 2002 was $3,881,000 as compared to a loss of $2,914,000 for the same period in 2001.

Interest and miscellaneous income was $341,000 for the first six months of 2002 as compared to $792,000 for the same period in 2001, a decrease of $451,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2002 as compared with 2001.

Interest expense was $634,000 for the first six months of 2002 as compared to $566,000 for the same period in 2001, an increase of $68,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes and the note payable ($522,000) we entered into in September 2001.

Net loss in the first six months of 2002 was $4,174,000, or a $0.32 basic and diluted loss per common share, compared with a loss of $2,688,000, or a $0.21 basic and diluted loss per common share for the same period in 2001.

                      PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2  CHANGES IN SECURITIES

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 20, 2002 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

* Three directors were re-elected for three year terms with the following votes:

      Max Link; 8,472,770 - For; and 158,989 - Withheld Authority
      John J. Meakem, Jr.; 8,553,095 - For; and 78,664 - Withheld Authority

* The terms of office as a director of Access of each of J. Michael Flinn, Kerry P. Gray, Stephen B. Howell, and Herbert H. McDade, Jr. continued after the meeting.

* A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2002 was approved with 7,957,860 - For; 663,567 - Against; and 10,331 - Abstain.

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:   None

Reports on Form 8-K:   None


                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACCESS PHARMACEUTICALS, INC.

Date: August 14, 2002               By: /s/ Kerry P. Gray
                                       --------------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer


Date: August 14, 2002               By: /s/ Stephen B. Thompson
                                       --------------------------
                                        Stephen B. Thompson
                                        Vice President and
                                            Chief Financial Officer

              Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

                 Condensed Consolidated Balance Sheets

                                           June 30, 2002  December 31, 2001
                                          --------------   --------------
   ASSETS                                  (unaudited)
Current assets
 Cash and cash equivalents                 $  5,608,000     $  7,426,000
 Short term investments, at cost              9,800,000       12,700,000
 Accounts receivable                            577,000           83,000
 Accrued interest receivable                     92,000          110,000
 Prepaid expenses and other current assets      581,000          611,000
                                          --------------   --------------
Total current assets                         16,658,000       20,930,000

Property and equipment, net                     730,000          477,000

Debt issuance costs, net                        587,000          679,000

Patents, net                                  1,640,000                -

Licenses, net                                   718,000          774,000

Goodwill, net                                 1,868,000        1,868,000

Other assets                                    681,000          759,000
                                          --------------   --------------
Total assets                               $ 22,882,000     $ 25,487,000
                                          ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses     $  1,358,000      $ 1,486,000
 Accrued interest payable                       831,000          310,000
 Deferred revenues                              487,000          508,000
 Current portion of note payable and
   future obligations                           285,000          107,000
                                          --------------   --------------
Total current liabilities                     2,961,000        2,411,000

Long-term obligations for
  purchased technology                          303,000                -
Note payable, net of current portion            412,000          468,000
Convertible notes                            13,530,000       13,530,000
                                          --------------   --------------
Total liabilities                            17,206,000       16,409,000
                                          --------------   --------------

Commitments and contingencies                         -                -

Stockholders' equity
 Preferred stock - $.01 par value;
   authorized 2,000,000 shares;
   none issued or outstanding                         -                -
 Common stock - $.01 par value;
   authorized 50,000,000 shares;
   issued, 13,160,043 at June 30, 2002
   and 12,909,344 at December 31, 2001          132,000          132,000
 Additional paid-in capital                  48,992,000       48,057,000
 Notes receivable from stockholders          (1,045,000)      (1,045,000)
 Unamortized value of restricted stock grants  (317,000)        (154,000)
 Treasury stock, at cost - 819 shares            (4,000)          (4,000)
 Deficit accumulated during the
   development stage                        (42,082,000)     (37,908,000)
                                          --------------   --------------
Total stockholders' equity                    5,676,000        9,078,000
                                          --------------   --------------

Total liabilities and
   stockholders' equity                    $ 22,882,000     $ 25,487,000
                                          ==============   ==============

     The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

              Condensed Consolidated Statements of Operations
                              (unaudited)

                                                                                           February 24,
                                 Three months ended June 30,   Six months ended June 30,       1988
                                   --------------------------  --------------------------  (inception) to
                                       2002          2001          2002          2001      June 30, 2002
                                   ------------  ------------  ------------  ------------  -------------
Revenues
Research and development            $        -    $        -    $        -    $        -    $ 2,711,000
Option income                                -             -             -             -      2,164,000
Licensing revenues                     263,000        10,000       379,000       221,000      1,054,000
                                   ------------  ------------  ------------  ------------  -------------
Total revenues                         263,000        10,000       379,000       221,000      5,929,000

Expenses
Research and development             1,711,000     1,032,000     3,034,000     2,035,000     23,188,000
General and administrative             571,000       463,000     1,070,000       899,000     14,690,000
Depreciation and amortization           99,000        99,000       156,000       201,000      2,550,000
Write-off of excess purchase price           -             -             -             -      8,894,000
                                   ------------  ------------  ------------  ------------  -------------
Total expenses                       2,381,000     1,594,000     4,260,000     3,135,000     49,322,000
                                   ------------  ------------  ------------  ------------  -------------
Loss from operations                (2,118,000)   (1,584,000)   (3,881,000)   (2,914,000)   (43,393,000)

Other income (expense)
Interest and miscellaneous income      127,000       350,000       341,000       792,000      3,649,000
Interest and debt expense             (317,000)     (283,000)     (634,000)      566,000     (2,338,000)
                                   ------------  ------------  ------------  ------------  -------------
                                      (190,000)       67,000      (293,000)      226,000)     1,311,000
                                   ------------  ------------  ------------  ------------  -------------
Net loss                           $(2,308,000)  $(1,517,000)  $(4,174,000)  $(2,688,000)  $(42,082,000)
                                   ============  ============  ============  ============  =============

Basic and diluted loss per
  common share                          $(0.18)       $(0.12)       $(0.32)       $(0.21)
                                   ============  ============  ============  ============
Weighted average basic and diluted
  common shares outstanding         13,159,728    12,853,923    13,047,618    12,851,149
                                   ============  ============  ============  ============

         The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

              Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                  February 24,
                                         Six months ended June 30,   1988
                                        --------------------------(inception) to
                                           2002          2001      June 30, 2002
                                        ------------  ------------ -------------
Cash flows form operating activities:
Net loss                                $(4,174,000)  $(2,688,000) $(42,082,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price              -             -     8,894,000
  Warrants issued in payment of
    consulting expenses                      37,000        41,000     1,007,000
  Research expenses related to
    common stock granted                          -             -       100,000
  Amortization of restricted
    stock grants                             27,000             -        54,000
  Depreciation and amortization             159,000       201,000     2,551,000
  Amortization of debt costs                 92,000        91,000       328,000
  Deferred revenue                          (21,000)      (21,000)      377,000
  Change in operating assets and
      liabilities:
    Accounts receivable                    (494,000)      250,000      (577,000)
    Accrued interest receivable              18,000       128,000       (92,000)
    Prepaid expenses and other
      current assets                         30,000        65,000      (581,000)
    Licenses                                      -             -      (525,000)
    Other assets                             78,000        (1,000)       71,000
    Accounts payable and
      accrued expenses                     (128,000)     (543,000)      596,000
    Accrued interest payable                521,000       473,000       831,000
                                        ------------  ------------  ------------
Net cash used in operating activities    (3,855,000)   (2,004,000)  (29,048,000)
                                        ------------  ------------  ------------

Cash flows from investing activities:
 Capital expenditures                      (316,000)      (34,000)   (1,980,000)
 Sales of capital equipment                       -             -        15,000
 Redemptions (purchases) of short term
   investments and certificates
   of deposit, net                        2,900,000      (780,000)  (10,400,000)
 Purchase of businesses, net of
   cash acquired                           (526,000)            -      (752,000)
 Other investing activities                       -             -      (150,000)
                                        ------------  ------------  ------------
Net cash provided by (used in)
  investing activities                    2,058,000      (814,000)  (13,267,000)
                                        ------------  ------------  ------------

Cash flows from financing activities:
 Proceeds from notes payable
   and obligations                                -             -     1,321,000
 Payments of notes payable                  (53,000)            -      (828,000)
 Purchase of treasury stock                       -             -      (754,000)
 Cash acquired in merger with Chemex              -             -     1,587,000
 Notes receivable from shareholders               -             -    (1,045,000)
 Proceeds from convertible note, net              -             -    12,615,000
 Proceeds from stock issuances, net          32,000        18,000    35,027,000
                                        ------------  ------------  ------------
Net cash provided by (used in)
  financing activities                      (21,000)       18,000    47,923,000
                                        ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents                   (1,818,000)   (2,800,000)    5,608,000

Cash and cash equivalents at
  beginning of period                     7,426,000     8,415,000             -
                                        ------------  ------------  ------------
Cash and cash equivalents at
  end of period                         $ 5,608,000   $ 5,615,000   $ 5,608,000
                                        ============  ============  ============

     The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

            Notes to Condensed Consolidated Financial Statements
                 Six Months Ended June 30, 2002 and 2001
                              (unaudited)

(1)  Interim Financial Statements

The consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain amounts have been reclassified to conform with current period classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2001 contains financial information taken from the audited financial statements as of that date.

(2)  Acquisition

Our recently created wholly owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement,
Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. $500,000 was paid at closing and an additional total of up to $525,000 will be paid over a three-year period. Additionally up to $350,000 may be payable if events occur that result in certain new agreements. We also issued as consideration 172,584 shares of our common stock (valued at $633,000) and 25,000 warrants (valued at $43,000 using Black-Scholes option pricing model) to purchase our common stock at an exercise price of $5.00 per share. The stock issued is subject to restriction and cannot be sold until February 27, 2003.

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

The cost of the acquisition has been assigned to patents and will be amortized over the useful life of the patents.

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

We amortized goodwill assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. In June 2002, we completed a transitional fair value based impairment test of goodwill. No impairment losses were recognized from the impairment test. We will continue to test annually and when any event occurs that may warrant a new test. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

Intangible assets consist of the following (in thousands):

                                    June 30, 2002       December 31, 2001
                                -------------------- ---------------------
                                    Gross                  Gross
                                  carrying  Accumulated  carrying   Accumulated
                                    value  amortization    value    amortization
                                ----------- ----------- ----------- -----------
Amortizable intangible assets

Patents                          $  1,680          40    $      -           -
Licenses                            1,130         412       4,130         356
                                ----------- ----------- ----------- -----------
   Total                         $  2,810         452    $  1,130         356
                                =========== =========== =========== ===========

Intangible assets not subject to
  amortization

Goodwill                         $  2,464         596    $  2,464        596
                                ----------- ----------- ----------- -----------
Total intangible assets not
  subject to amortization        $  2,464         596    $  2,464        596
                                =========== =========== =========== ==========

Amortization expense related to intangible assets totaled $60,000 and $89,000 during the three months ended and $88,000 and $179,000 during the six months ended June 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2002 is as follows (in thousands):

Remainder of 2002      $ 136
2003                     272
2004                     272
2005                     272
2006                     272
Thereafter             1,134
                      -------
Total                 $2,358
                      =======

Net loss and loss per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                           Three months ended June 30, Six months ended June 30,
                            -------------------------- -------------------------
                                 2002         2001         2002         2001
                             ------------ ------------ ------------ ------------
Net loss
 Reported net loss allocable
 to common stockholders        $ (2,308)    $ (1,517)    $ (4,174)    $ (2,688)
Goodwill amortization                 -           61            -          123
                             ------------ ------------ ------------ ------------
Adjusted net loss allocable
 to common stockholders        $ (2,308)    $ (1,456)    $ (4,174)    $ (2,565)
                             ============ ============ ============ ============

Basic and diluted loss per share
 Reported basic and diluted
  loss per share                  $(.18)       $(.12)       $(.32)       $(.20)
Goodwill amortization                 -          .01            -            -
                             ------------ ------------ ------------ ------------
Adjusted basic and diluted
  loss per share                  $(.18)       $(.11)       $(.32)       $(.20)
                             ============ ============ ============ ============

SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on our financial position, results of operations, or cash flows.

(4)  Subsequent Event

On July 22, 2002, we acquired from GlaxoSmithKline the patents and trademarks covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol (R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies.

Under the terms of the agreement, we made an initial upfront payment of $750,000 and we will make additional payments over time of $500,000 and future possible milestone payments based on the commercial success of amlexanox. The commercial terms of the previously announced mucositis agreement between the companies which granted worldwide rights for this indication to Access will remain in place.