Form 10-Q
period 2002-09-30
ACCESS PHARMACEUTICALS INC
filed 2002-11-14
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X
   -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2002 was 13,160,043 shares of common stock, $0.01 par value per share.


                      Total No. of Pages    18
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

Together with our subsidiaries, we have proprietary patents or rights to six drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles and nanoparticle networks, Residerm(R) A topical delivery technology and carbohydrate targeting technology. In addition we hold patents relating to the use of amlexanox for the treatment of mucosal and skin disorders.

We use our proprietary technology to develop products and product candidates. Our patents protect our marketed products, amlexanox 5% paste (marketed under the trade name Aphthasol(R)) and Zindaclin(R), and our products that are currently in the development phase, polymer platinate (AP 5280), DACH platinum (AP 5346), OraDisc(TM) and our mucositis technology.

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol(R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies. Under the terms of the agreement, we made an initial upfront payment of $750,000, and we will make additional payments of $250,000 on January 22, 2003, $250,000 on July 22, 2002 and future possible milestone payments based on the commercial success of amlexanox. The commercial terms of our prior mucositis agreement between the companies, which granted us worldwide rights for this indication, will remain in place.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have one Phase I and one Phase III trial in process and a Phase I and Phase III trial planned for early next year.

Except for the historical information contained herein, the following discussions and certain statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors could cause actual results to differ materially, including but not limited to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of regulatory approvals, dependence on others, collaborations, future cash flow, the timing and receipt of licensing revenues, the future success of our marketed products, amlexanox 5% paste and Zindaclin(R) and product candidates including the polymer platinates, and other risks detailed in our reports filed under the Securities Exchange Act of 1934, as amended, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2001.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We may incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2002, our accumulated deficit was $44,958,000, of which $8,894,000 was the result of the write-off of excess purchase price.

OTHER DEVELOPMENTS

Our recently created wholly-owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. We paid $500,000 at closing and an additional total of up to $525,000 will be paid over a three-year period. Additionally, up to $350,000 may be payable by us if events occur that result in certain new agreements. We also issued as consideration 172,584 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share. The stock issued is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired in this transaction are:

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

In addition, we acquired through the acquisition an internal capability to perform biological studies which we previously out-sourced. We expect that this capability will enhance our ability to identify lead compounds more rapidly and develop the necessary preclinical data for regulatory filings.

Research Projects, Products and Products in Development

                        ACCESS DRUG PORTFOLIO

                                     Licensing                                 Clinical
Compound                 Originator   Partner    Indication       FDA Filing   Stage(1)
------------------------ ---------- ----------- --------------- ------------- ---------
Cancer
------
Polymer Platinate         Access-         -      Anti-tumor     Development(7)  Phase I
  (AP5280) (2)            U London

Polymer Platinate         Access-         -      Colorectal     Development     Pre-Clinical
  (AP5346) (2)            U London                 cancer

Mucositis technology      Access          -       Mucositis          IND        Phase III

Topical Delivery
----------------
Amlexanox (3)             Takeda       Strakan,   Aphthous           NDA        Approved
                                     Esteve, Meda  ulcers
                                       Mipharm
                                    Pharmascience

OraDisc(TM)               Access       Strakan,   Aphthous           IND        Phase III
  Amlexanox (3)                      Esteve, Meda  ulcers
  Biodegradable                        Mipharm
  Polymer Disc                      Pharmascience

Residerm (R) A            Access       Strakan,     Acne             PLA(8)     Approved(9)
  Zinc Clindamycin(4)                 Fujisawa

Vitamin Mediated Delivery
-------------------------
Oral Delivery System      Access           -       Various         Research     Pre-Clinical

Folate Targeted           Access           -      Anti-tumor       Research     Pre-Clinical
  Therapeutics

Vitamin B12 Targeted      Access           -      Anti-tumor       Research     Pre-Clinical
  Therapeutics

Antiviral
---------
Anti viral compound(5)(6)   NIH            -         HIV           Development  Pre-Clinical

Anti viral compound (6)  Rockefeller       -      HTLV type I      Development  Pre-Clinical
                                                    and II

(1) For more information, see "Government Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Licensed from the School of Pharmacy, The University of London. Subject to royalty and milestone payments.

(3) Acquired from GlaxoSmithKline. Amlexanox licensing agreements have been executed with the following parties for the prevention and treatment of aphthous ulcers:

*  Strakan Limited for UK and Ireland manufacturing and marketing rights.

* Laboratories Dr. Esteve SA for Spain, Portugal and Greece manufacturing and marketing rights.

* Mipharm SpA for Italy, Switzerland, Turkey and Lebanon manufacturing and marketing rights.

*  Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights.

*  Pharmascience Inc. for Canada manufacturing and marketing rights.

(4) Licensed worldwide manufacturing and marketing rights to Strakan who sublicensed to Fujisawa GmbH for continental Europe marketing rights.

(5)  Licensed from NIH subject to royalty and milestone payments.

(6) Licensed from The Rockefeller University subject to royalty and milestone payments.

(7)  Clinical studies being conducted in Europe prior to an FDA filing.

(8)  United Kingdom equivalent of an NDA.

(9) Marketing approval received from the Medicines Control Agency in the U.K. and product launched in March 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 2002 was $9,657,000 representing a decrease in working capital of $8,862,000 as compared to working capital as of December 31, 2001 of $18,519,000. The decrease in working capital was due to the loss from operations for the first three quarters of 2002 and payments for the acquisition of the drug delivery assets of Biotech Australia Pty. Limited and the purchase of patents, licenses, technology and marketing rights to Aphthasol(R), amlexanox 5% paste, from GlaxoSmithKline.

Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2002 of $44,958,000. We have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources and payments expected to be received under executed license agreements will be adequate to fund our current level of operations through June 2004.

Our convertible notes are due in two parts, $8,050,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2006. The notes bear interest at 7.7% per annum with $1,041,000 of interest due annually on September 13th.
The notes have a fixed conversion price of $5.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will ha e to repay the notes on the due dates.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our newly acquired technology and those technologies we have developed. Our success, future capital requirements and adequacy of available funds will depend on many factors, including:

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Revenue in the third quarter of 2002 was $91,000, as compared to $11,000 in the same period of 2001. We recognized revenue in both of the third quarters from several licensing agreements that we are a party to for various amlexanox projects. We also recognized $89,000 of revenue from a research and development agreement. A comparable amount of expenses was also recorded.

Total research spending for the third quarter of 2002 was $2,181,000, as compared to $1,295,000 for the corresponding period in 2001, an increase of $886,000. The increase in expenses was the result of increases in the following costs:

*  higher development costs of our OraDisc(TM) project ($700,000);

* costs associated with our Australian subsidiary which we established in February 2002 ($145,000);

* development costs associated with our bioerodible hydrogel and nanoparticles and nanoparticle networks technologies ($136,000); and

*  other net increases ($77,000).

The increase in expenses was partially offset by lower development costs ($172,000) for other amlexanox projects that were completed in 2001.

Research and development expenses included in the above projects reflected increases in the following areas:

*  clinical development expenses ($481,000);

*  our Australian subsidiary ($145,000);

*  salaries ($137,000);

*  external development costs ($108,000); and

*  other net increases ($15,000).

We expect research spending to remain higher than it has been in prior quarters as we intend to hire additional scientific and staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Total general and administrative expenses were $449,000 for the third quarter of 2002, a decrease of $8,000 as compared to the corresponding period in 2001. The decrease in general and administrative expenses was due primarily to:

*  lower hiring expenses ($30,000);

*  lower shareholder expenses ($15,000); and

*  other net decreases ($23,000).

These decreases in general and administrative expenses were partially offset by $60,000 in higher patent costs, due to new patent filings and the costs associated with the acquired patents.

Depreciation and amortization was $136,000 for the third quarter of 2002 as compared to $103,000 for the corresponding period in 2001 reflecting an increase of $33,000 in overall expenses for the period. The increase in depreciation and amortization is due to increased depreciation resulting from additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from GlaxoSmithKline, offset by $61,500 in goodwill not being amortized in 2002.

We adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", in January 2002. Annual and quarterly goodwill amortization of $246,000 and $61,500, respectively, will no longer be recognized. In June 2002, we completed a transitional fair value based impairment test of goodwill and no impairment losses resulted from the impairment test. We will continue to test goodwill annually and when any event occurs that may warrant a new test.

Total operating expenses in the third quarter of 2002 were $2,766,000 as compared to total operating expenses of $1,855,000 for the corresponding period in 2001.

Loss from operations in the third quarter of 2002 was $2,675,000 as compared to a loss of $1,844,000 for the corresponding period in 2001.

Interest and miscellaneous income was $132,000 for the third quarter of 2002 as compared to $386,000 for the corresponding period in 2001, a decrease $254,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2002 as compared to 2001.

Interest expense was $315,000 for the third quarter of 2002 as compared to $286,000 for the corresponding period in 2001, an increase of $29,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes and the note payable ($495,000) we entered into in September 2001.

Net loss in the third quarter of 2002 was $2,858,000, or a $0.22 basic and diluted loss per common share, compared with a loss of $1,744,000, or a $0.13 basic and diluted loss per common share for the corresponding period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2001

Revenue in the first nine months of 2002 was $470,000, as compared to $232,000 in the corresponding period of 2001. We recognized upfront licensing fees for the exclusive marketing rights for Zindaclin(R) for continental Europe which was granted in May 2002. Also, we recognized revenue in each of the first nine month periods from several licensing agreements that we are a party to for various amlexanox projects. We also recognized $89,000 revenue from a research and development agreement. A comparable amount of expenses was also recorded during this period.

Total research spending for the first nine months of 2002 was $5,215,000, as compared to $3,330,000 for the corresponding period in 2001, an increase of $1,885,000. The increase in expenses was the result of increases in the following costs:

* higher development costs for our OraDisc(TM) ($1,369,000) program and our polymer platinate programs ($689,000);

* costs associated with our Australian subsidiary which we established in February 2002 ($234,000); and

*  other net increases ($8,000).

The increase in expenses was partially offset by lower net development costs for other amlexanox projects ($415,000) that were completed in 2001.

Research and development expenses included in the above projects reflected increases in the following areas:

*  external development costs ($846,000);

*  clinical development expenses ($460,000);

*  salaries ($443,000);

*  our Australian subsidiary ($234,000); and

*  other net increases ($75,000).

These expenses were partially offset by lower scientific consulting expenses in the nine months ended September 30, 2002 ($173,000).

Total general and administrative expenses were $1,519,000 for the first nine months of 2002, an increase of $163,000 as compared to the corresponding period in 2001. The increase in general and administrative expenses was due primarily to the following:

* higher compensation expenses ($128,000) principally due to the hiring of additional staff;

*  higher rent ($69,000);

*  higher professional fees ($27,000);

*  higher equipment rental ($21,000); and

*  other net increases ($27,000).

These general and administrative expense increases were partially offset by:

*  lower other employee costs ($59,000); and

*  lower royalties ($50,000).

Depreciation and amortization was $292,000 for the first nine months of 2002 as compared to $304,000 for the corresponding period in 2001. The decrease in amortization was due to goodwill not being amortized in 2002 ($185,000), partially offset by an increase in depreciation due to additional capital assets and amortization of patents acquired in the Biotech Australia Pty. Limited transaction and from GlaxoSmithKline.

Total operating expenses in the first nine months of 2002 were $7,026,000 as compared to total operating expenses of $4,990,000 for the corresponding period in 2001.

Loss from operations in the first nine months of 2002 was $6,556,000 as compared to a loss of $4,758,000 for the corresponding period in 2001.

Interest and miscellaneous income was $473,000 for the first nine months of 2002 as compared to $1,178,000 for the corresponding period in 2001, a decrease of $705,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2002 as compared with 2001.

Interest expense was $949,000 for the first nine months of 2002 as compared to $852,000 for the corresponding period in 2001, an increase of $97,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes and the note payable ($495,000) we entered into in September 2001.

Net loss in the first nine months of 2002 was $7,032,000, or a $0.54 basic and diluted loss per common share, compared with a loss of $4,432,000, or a $0.34 basic and diluted loss per common share for the corresponding period in 2001.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2002, have not changed significantly from those discussed in Item 7(a) of our Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission.

ITEM 4  CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures:   Within the 90 days
prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b) Changes In Internal Controls: There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.


                     PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2  CHANGES IN SECURITIES

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:  10.27 Asset Sale Agreement between Block Drug Company, Inc. and us dated July 22, 2002. (Confidential Treatment Requested)

Reports on Form 8-K:  None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ACCESS PHARMACEUTICALS, INC.


Date: November 14, 2002       By: /s/ Kerry P. Gray
                                 -------------------------
                                 Kerry P. Gray
                                 President and Chief Executive Officer

Date: November 14, 2002       By: /s/ Stephen B. Thompson
                                 -------------------------
                                 Stephen B. Thompson
                                 Vice President and Chief Financial Officer

                            CERTIFICATIONS

I, Kerry P. Gray, the President and Chief Executive Officer of Access Pharmaceuticals, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Access Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report on does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function);

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kerry P. Gray
-----------------
Kerry P. Gray
President and Chief Executive Officer

                            CERTIFICATIONS

I, Stephen B. Thompson, the Chief Financial Officer of Access Pharmaceuticals, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Access
   Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 14d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Stephen B. Thompson
-----------------------
Stephen B. Thompson
Chief Financial Officer

             Access Pharmaceuticals, Inc. and Subsidiaries
                      (a development stage company)

                  Condensed Consolidated Balance Sheets

     ASSETS                              September 30, 2002  December 31, 2001
                                           --------------      --------------
                                            (unaudited)
Current assets
 Cash and cash equivalents                 $  1,845,000        $  7,426,000
 Short term investments, at cost              9,800,000          12,700,000
 Accounts receivable                            136,000              83,000
 Accrued interest receivable                     90,000             110,000
 Prepaid expenses and other current assets      782,000             611,000
                                           --------------      --------------
                                             12,653,000          20,930,000

Property and equipment, net                     763,000             477,000

Debt issuance costs, net                        542,000             679,000

Patents, net                                  2,859,000                   -

Licenses, net                                   690,000             774,000

Goodwill, net                                 1,868,000           1,868,000

Other assets                                    656,000             759,000
                                           --------------      --------------
Total assets                               $ 20,031,000        $ 25,487,000
                                           ==============      ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses     $  1,655,000        $  1,486,000
 Accrued interest payable                        49,000             310,000
 Deferred revenues                              476,000             508,000
 Current portion of note payable and
   future obligations                           816,000             107,000
                                           --------------      --------------
          Total current liabilities           2,996,000           2,411,000

Long-term obligations for
   purchased patents                            303,000                   -
Note payable, net of current portion            383,000             468,000
Convertible notes                            13,530,000          13,530,000
                                           --------------      --------------
          Total liabilities                  17,212,000          16,409,000
                                           --------------      --------------

Commitments and contingencies                         -                   -

Stockholders' equity
 Preferred stock - $.01 par value;
   authorized 2,000,000 shares;
   none issued or outstanding                         -                   -
 Common stock - $.01 par value;
   authorized 50,000,000 shares;
   issued, 13,160,043 at September 30, 2002
   and 12,909,344 at December 31, 2001          132,000             132,000
 Additional paid-in capital                  48,992,000          48,057,000
 Notes receivable from stockholders          (1,045,000)         (1,045,000)
 Unamortized value of restricted stock
   grants                                      (298,000)           (154,000)
 Treasury stock, at cost - 819 shares            (4,000)             (4,000)
 Other comprehensive loss                       (18,000)                  -
 Deficit accumulated during the
   development stage                        (44,940,000)        (37,908,000)
                                           --------------      --------------
        Total stockholders' equity            2,819,000           9,078,000
                                           --------------      --------------

Total liabilities and
   stockholders' equity                    $ 20,031,000        $ 25,487,000
                                           ==============      =============

       The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
                        (a development stage company)

             Condensed Consolidated Statements of Operations
                              (unaudited)

                                                                                          February 24,
                                     Three months ended           Nine months ended           1988
                                        September 30,               September 30,        (inception) to
                                  --------------------------  --------------------------
                                      2002          2001          2002          2001     September 30, 2002
                                  ------------  ------------  ------------  ------------  -------------
Revenues
Research and development          $    89,000   $         -   $    89,000   $         -   $  2,800,000
Option income                               -             -             -             -      2,164,000
Licensing revenues                      2,000        11,000       381,000       232,000      1,056,000
                                  ------------  ------------  ------------  ------------  -------------
Total revenues                         91,000        11,000       470,000       232,000      6,020,000

Expenses
Research and development            2,181,000     1,295,000     5,215,000     3,330,000     25,369,000
General and administrative            449,000       457,000     1,519,000     1,356,000     15,139,000
Depreciation and amortization         136,000       103,000       292,000       304,000      2,686,000
Write-off of excess purchase price          -             -             -             -      8,894,000
                                  ------------  ------------  ------------  ------------  -------------
Total expenses                      2,766,000     1,855,000     7,026,000     4,990,000     52,088,000
                                  ------------  ------------  ------------  ------------  -------------
Loss from operations               (2,675,000)   (1,844,000)   (6,556,000)   (4,758,000)   (46,068,000)

Other income (expense)
Interest and miscellaneous income     132,000       386,000       473,000     1,178,000      3,781,000
Interest and debt expense            (315,000)     (286,000)     (949,000)     (852,000)    (2,653,000)
                                  ------------  ------------  ------------  ------------  -------------
                                     (183,000)      100,000      (476,000)      326,000      1,128,000
                                  ------------  ------------  ------------  ------------  -------------
Net loss                          $(2,858,000)  $(1,744,000)  $(7,032,000)  $(4,432,000)  $(44,940,000)
                                  ============  ============  ============  ============  =============

Basic and diluted loss per
  common share                         $(0.22)       $(0.13)       $(0.54)       $(0.34)
                                  ============  ============  ============  ============

Weighted average basic and diluted
  common shares outstanding        13,160,043    12,860,114    13,085,505    12,854,170
                                  ============  ============  ============  ============


Net loss                          $(2,858,000)  $(1,744,000)  $(7,032,000)  $(4,432,000)
Other comprehensive loss
  Foreign currency translation
  adjustment                          (18,000)            -       (18,000)            -
                                  ------------  ------------  ------------  ------------
Comprehensive loss                $(2,876,000)  $(1,744,000)  $(7,050,000)  $(4,432,000)
                                  ============  ============  ============  ============

        The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
                     (a development stage company)

              Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                                      February 24,
                                      Nine months ended September 30,      1988
                                        ----------------------------    (inception) to
                                              2002          2001     September 30, 2002
                                          ------------  ------------  --------------
Cash flows form operating activities:
Net loss                                  $(7,032,000)  $(4,432,000)  $(44,940,000)
 Adjustments to reconcile net loss to
 cash used in operating activities:
  Write-off of excess purchase price                -             -      8,894,000
  Warrants issued in payment of
    consulting expenses                        37,000        41,000      1,007,000
  Research expenses related to
    common stock granted                            -             -        100,000
  Amortization of restricted
    stock grants                               46,000             -         73,000
  Depreciation and amortization               292,000       304,000      2,686,000
  Amortization of debt costs                  137,000       137,000        373,000
  Deferred revenue                            (32,000)      (32,000)       366,000
  Other long-term obligations                  29,000             -         29,000
  Change in operating assets and
      liabilities:
    Accounts receivable                       (53,000)       55,000       (137,000)
    Accrued interest receivable                20,000        65,000        (90,000)
    Prepaid expenses and
      other current assets                   (171,000)       44,000       (783,000)
    Licenses                                        -             -       (525,000)
    Other assets                              103,000        (1,000)        96,000
    Accounts payable and
      accrued expenses                        169,000       (47,000)       893,000
    Accrued interest payable                 (261,000)     (234,000)        49,000
                                          ------------  ------------  -------------
Net cash used in operating activities      (6,716,000)   (4,100,000)   (31,909,000)
                                          ------------  ------------  -------------

Cash flows from investing activities:
 Capital expenditures                        (387,000)     (317,000)    (2,051,000)
 Sales of capital equipment                         -             -         15,000
 Purchases (redemptions) of short term
   investments and certificates
   of deposit, net                          2,900,000     4,094,000    (10,400,000)
 Purchase of businesses, net of
   cash acquired                           (1,312,000)            -     (1,538,000)
 Other investing activities                   (18,000)            -       (168,000)
                                          ------------  ------------  -------------
Net cash provided by (used in)
  investing activities                      1,183,000     3,777,000    (14,142,000)
                                          ------------  ------------  -------------

Cash flows from financing activities:
 Proceeds from notes payable
   and obligations                                  -       600,000      1,321,000
 Payments of notes payable                    (80,000)            -       (855,000)
 Purchase of treasury stock                         -             -       (754,000)
 Cash acquired in merger with Chemex                -             -      1,587,000
 Notes receivable from shareholders                 -             -     (1,045,000)
 Proceeds from convertible note, net                -             -     12,615,000
 Proceeds from stock issuances, net            32,000        31,000     35,027,000
                                          ------------  ------------  -------------
Net cash provided by (used in)
  financing activities                        (48,000)      631,000     47,896,000
                                          ------------  ------------  -------------
Net increase (decrease) in cash
  and cash equivalents                     (5,581,000)      308,000      1,845,000

Cash and cash equivalents at
  beginning of period                       7,426,000     8,415,000              -
                                          ------------  ------------  -------------
Cash and cash equivalents at
  end of period                            $1,845,000    $8,723,000     $1,845,000
                                          ============  ============  =============

          The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
                   (a development stage company)

              Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended September 30, 2002 and 2001
                              (unaudited)

(1)  Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2002, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain amounts have been reclassified to conform with current period classification.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2001 contains financial information taken from the audited financial statements as of that date.

(2)  Acquisitions

Our recently created wholly-owned subsidiary, Access Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement dated February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. We paid $500,000 at closing and an additional total of up to $525,000 will be paid over a three-year period. Additionally up to $350,000 may be payable if events occur that result in certain new agreements. We also issued as consideration 172,584 shares of our common stock (valued at $633,000) and warrants to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share (valued at $43,000 using Black-Scholes option pricing model). The stock issued is subject to restriction and cannot be sold until February 27, 2003.

The three patented targeted therapeutic technologies acquired in this transaction are:

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

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol(R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies. Under the terms of the agreement, we made an initial upfront payment of $750,000, and we will make additional payments of $250,000 on January 22, 2003 and $250,000 on July 22, 2003 and future possible milestone payments based on the commercial success of amlexanox. The commercial terms of our prior mucositis agreement between the companies, which granted us worldwide rights for this indication, will remain in place.

(3)  New Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS No. 142
-----------------------------
Major provisions of these statements and their effective dates are as follows:

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

We amortized goodwill assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. In June 2002, we completed a transitional fair value based impairment test of goodwill and no impairment losses resulted from the impairment test. We will continue to test annually and when any event occurs that may warrant a new test.


Intangible assets consist of the following (in thousands):


                                    September 30, 2002      December 31, 2001
                                 ----------------------- -----------------------
                                   Gross                   Gross
                                  carrying   Accumulated  carrying   Accumulated
                                   value    amortization   value    amortization
                                 ----------- ----------- ----------- -----------
Amortizable intangible assets
  Patents                         $  2,966         107    $      -           -
  Licenses                           1,130         440       1,130         356
                                 ----------- ----------- ----------- -----------
    Total                         $  4,096         547       1,130         356
                                 =========== =========== =========== ===========

Intangible assets not subject to
  amortization

Goodwill                          $  2,464         596    $  2,464         596
                                 ----------- ----------- ----------- -----------
Total intangible assets not
  subject to amortization            2,464         596    $  2,464         596
                                 =========== =========== =========== ===========


Amortization expense related to intangible assets totaled $52,000 and $90,000 during the three months ended and $109,000 and $270,000 during the nine months ended September 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2002 is as follows (in thousands):

         Remainder of 2002                         $          103
         2003                                                 412
         2004                                                 412
         2005                                                 412
         2006                                                 412
         Thereafter                                         1,798

         Total                                     $        3,549

Net loss and loss per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                   Three months              Three months
                                ended September 30,       ended September 30,
                             ------------------------- -------------------------
                                 2002         2001         2002         2001
                             ------------ ------------ ------------ ------------
Net loss
 Reported net loss allocable
  to common stockholders      $  (2,876)    $ (1,744)    $ (7,050)    $ (4,432)
Goodwill amortization                 -           62            -          185
                             ------------ ------------ ------------ ------------
Adjusted net loss allocable
  to common stockholders      $  (2,876)    $ (1,682)    $ (7,050)    $ (4,247)
                             ============ ============ ============ ============

Basic and diluted loss per share
 Reported basic and diluted
   loss per share             $    (.22)    $   (.13)    $   (.54)    $   (.34)
Goodwill amortization                 -            -            -          .01
                             ------------ ------------ ------------ ------------
Adjusted basic and diluted
  loss per share              $    (.22)    $   (.13)    $   (.54)    $   (.33)
                             ============ ============ ============ ============


SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on our financial position, results of operations, or cash flows.