Form 10-K
period 2002-12-31
ACCESS PHARMACEUTICALS INC
filed 2003-03-31
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
                                  or
     / / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is an Accelerated Filer (as
defined in Exchange Act Rule 12b-2).    Yes _____      No _____

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $18,023,000.

As of March 28, 2003 there were 13,159,119 shares of Access
Pharmaceuticals, Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

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

Business
--------

Access Pharmaceuticals, Inc. (Access) is a Delaware corporation. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities.

Together with our subsidiaries, we have proprietary patents or rights to eight drug delivery technology platforms:

*  synthetic polymer targeted delivery,
*  vitamin mediated targeted delivery
*  vitamin mediated oral delivery,
*  bioerodible hydrogel technology,
*  nanoparticles and nanoparticle networks,
*  hydrogel particle aggregate technology,
*  Residerm(R) topical delivery, and
*  carbohydrate targeting technology.

In addition, we have acquired the amlexanox patents and technology for the treatment of mucosal and skin disorders, and certain rights to the use of Topoisomerase I inhibitors in the treatment of HIV infection.

We use our proprietary technology to develop products and product candidates. Our patents and trade secrets protect our marketed products, amlexanox 5% paste (marketed under the trade names Aphthasol(R) and Aptheal(R)) and Zindaclin(R), and our product candidates that are currently in the drug development phase, polymer platinate (AP 5280), DACH platinum (AP 5346), OraDisc(TM), and our mucoadhesive liquid technology.

We are marketing amlexanox 5% paste, the first U.S. Food and Drug Administration (FDA) approved product for the treatment of canker sores, under the trade name Aphthasol(R) in the United States. In September 2001, Strakan Limited, our United Kingdom partner, received marketing authorization to market amlexanox 5% paste in the U. K. under the trade name Aptheal(R). We are developing new formulations and delivery forms of amlexanox for use in additional clinical indications, including mucoadhesive disc delivery.

In addition, Strakan has used our patented Residerm(R) technology to develop zinc clindamycin for the treatment of acne. Strakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R) in March 2002. The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union.

(R) - Registered trademark
(TM) - Trademark

Key Developments
-----------------

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol(R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between us and GlaxoSmithKline. Under the terms of the agreement, we made an initial upfront payment of $750,000 and an additional payment of $250,000 on January 22, 2003. We will make an additional payment of $250,000 on July 22, 2003, in addition to future possible milestone payments based on the commercial success of amlexanox. The commercial terms of our prior mucositis agreement between the companies, which granted us worldwide rights for this indication, remain in place.

Our wholly owned subsidiary, Access Pharmaceuticals Australia Pty.
Limited acquired the vitamin-mediated drug delivery technologies business of Biotech Australia Pty. Ltd. under an Asset Sale Agreement dated
February 26, 2002. Under the terms of the Asset Sale Agreement, Access Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. We paid $500,000 at closing and are required to make additional payments of up to $525,000 over a three-year period. We also issued 172,584 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share.

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

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June
30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access
Pharmaceuticals, Inc. Our principal executive office is located at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; our telephone number is (214) 905-5100.

Products
--------

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products
-----------------

Aphthasol(R) and Aptheal(R) (Amlexanox 5% Paste)
------------------------------------------------

Amlexanox 5% paste currently is the only drug approved by the FDA for the treatment of canker sores. Independent market research that we sponsored indicates that more than 7 million patients visit doctors or dentists per year in the United States with complaints of canker sores. Current estimates indicate that approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim that their canker sores recur.

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

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste, which is currently marketed for the treatment of canker sores under the trademark Aphthasol(R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies.

In addition to the Asset Purchase Agreement, whereby Access purchased certain patents, trademarks and intellectual property relating to amlexanox from Block Drug Company, a subsidiary of GlaxoSmithKline, the companies entered into a Supply Agreement. Under the terms of the Supply Agreement Block Drug Company was to produce Aphthasol(R) for Access for a defined period of time at its Puerto Rico facility. Access has been advised by Block Drug Company that is unable to comply with the terms of the Supply Agreement and will not be able to produce Aphthasol(R) for Access. Access has notified Block Drug Company that it is in breach of the Supply Agreement and is conducting discussions with Block Drug Company to resolve this issue. Based on the current sales volumes of Aphthasol(R), Access believes that it has sufficient product to supply wholesalers through June 2003. An alternative supplier has been identified and Access is in the process of negotiating a contract for the supply of Aphthasol(R). In the event that Block Drug Company remains in breach of the Supply Agreement (which Access anticipates) and does not supply Aphthasol(R) to Access, there will be an interruption of supply to the wholesaler until an alternate manufacturer of Aphthasol(R) is able to produce the product. Wholesaler inventories may enable a continuing supply of the product to the consumer, although there is no guarantee that such inventory will be sufficient. Until the product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.

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

Strakan, received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001. Strakan's trade name for the product is Aptheal(R). We anticipate that the amlexanox 5% paste product should receive approval throughout Europe in 2003.

An international outlicensing program for amlexanox is ongoing. In addition to our license agreement with Strakan, licensing agreements have been executed with Zambon Group for France, Germany, Holland,
Belgium, Luxembourg, Switzerland, Brazil, Columbia and Italy; Meda AB for Scandinavia, the Baltic states and Iceland; Laboratorios Esteve for Spain, Portugal and Greece; Mipharm S.p.A. for Italy; and Paladin Labs Inc. for Canada.

The Therapeutic Products Programme, the Canadian equivalent of the
FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera(R), in Canada to Paladin Labs Inc.

Residerm(R) A gel - Zindaclin(R) (Zinc-Clindamycin)
---------------------------------------------------

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention of the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes. This technology is called ResiDerm(R).

The first zinc drug complex that we have developed, in conjunction with Strakan, is zinc clindamycin for the treatment of acne which is marketed under the trade name Zindaclin(R). Topical acne drugs constitute an approximately $750 million per year market and clindamycin is a widely prescribed drug for the treatment of acne. Clinical studies indicate that the addition of zinc results in Zindaclin(R) being as effective applied once daily as the market leading clindamycin product applied twice daily. The activity of zinc and clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance are other potential product benefits.

In February 1998, we licensed the exclusive worldwide rights for the manufacturing, sales and marketing of zinc clindamycin pursuant to a license agreement with Strakan. Under the terms of the license agreement, Strakan has agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing our zinc patent, including product registrations. We will share equally in all milestone payments received from the sublicensing of the compound. In addition, we will receive a royalty on sales of products based on this technology. The license agreement also provides that Strakan will make milestone payments to us on achievement of commercial objectives and that we will receive royalties on sales of products based on our Residerm(R) topical delivery technology.

Strakan currently is marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R). The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union. In addition, in May
2002 Strakan signed a Licensing Agreement with Fujisawa GmbH, which granted a license to Fujisawa for rights to Zindaclin(R) for continental western Europe.

Products in Development Status
-------------------------------

Polymer Platinate (AP 5280)
---------------------------

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

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $1.2 billion. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug delivery goal therefore is to enhance delivery of the drug to the tumor and minimize the amount of drug affecting normal organs in the body.

AP5280 is a chemotherapeutic agent that we believe has the potential to have significantly superior effectiveness in treating numerous cancers compared to platinum compounds currently in use. Our patented AP5280 product seeks to achieve this goal by attaching a small platinum molecule to a large polymer. This method exploits the usually leaky or hyperpermeable, nature of the cells that line the walls of blood vessels that feed tumors. The large AP5280 molecule enters the tumor in preference to other tissues, which do not have leaky or hyperpermeable blood vessels. In addition, the capillary/lymphatic drainage system of tumors is not well developed and limited. Thus effective drug delivery combined with inefficient drainage results in a higher concentration of platinum in the tumor. This dual effect is called enhanced permeability and retention, or EPR. In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug circulates within the body, thereby reducing toxicity. The proposed mechanism of how AP5280 is taken up by tumor cells bypasses known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

In animal models, our AP5280 compounds have delivered up to 70 times the amount of platinum to tumors compared with cisplatin, the standard platinum formulation used in chemotherapy, at the maximum tolerated dose. AP5280 was approximately as effective in inhibiting tumor growth as cisplatin alone at doses up to 10 times less toxic. In terms of dosing, in animal studies, up to 70 times more platinum has been injected using our AP5280, which could be clinically significant as platinum has a steep dose response curve. Consequently, clinical outcome of platinum chemotherapy could be greatly improved as a result of the ability to deliver additional amounts of the drug to the tumor. In addition, the anti-tumor effect of platinum drugs is generated by the platinum binding to the DNA, which initiates the process of tumor cell death. In a B16 melanoma rodent model, it was demonstrated that AP5280 formed at least 11 times more platinum DNA complexes in tumors than did Carboplatin, the market leading platinum chemotherapy drug, when both agents were administered intraveneously at doses which generated equal toxicity.

We have developed the AP5280 clinical formulation, defined the manufacturing and analytical methods and produced material for clinical trials. We completed our Phase I human clinical trials for AP5280. The initial Phase I study protocol was designed to determine the maximum tolerated dose of AP5280, where the dose-limiting toxicity was identified using the standard once every three weeks platinum dosing regimen. This study was conducted at two European sites. The Phase I study findings confirmed the preclinical data. AP5280 was well tolerated at platinum doses significantly greater than the clinical doses of currently marketed platinum drugs.

Based on the results achieved in the Phase I study and preclinical data, which indicated that AP5280 efficacy was maximized when administered on a more frequent dosing regimen, Access commenced enrollment in a Phase I/II study based a weekly dosing regimen. Utilizing the previous Phase I data to commence dosing at 1/3rd of the maximum tolerated dosing every three weeks, the initial phase will determine the weekly clinical dosing. The Phase II study will assess the clinical efficacy of AP5280 as a single therapy in ovarian cancer patients. The study is a multi-center study being conducted in Europe, and will enroll 50 patients. The study started in the fourth quarter 2002 and is expected to be completed in early 2004.

DACH Platinum
-------------

The extensive experience we have gained developing AP5280 has been applied to extend the platinum developments to include the DACH form of platinum.

Oxaliplatin, another form of DACH platinum, which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer is now also being marketed in the United States and is generating worldwide sales in excess of $400 million annually. Carboplatin and Cisplatin, the most widely prescribed platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid is indicated for the first-line treatment of metastatic colorectal cancer in Europe. The colorectal cancer market is a significant opportunity as there are over 500,000 reported new cases annually in the developed world, increasing at a rate of approximately three percent per year.

In May 2001 we announced the expansion of our polymer platinate activities to include a development program for the prodrug of oxaliplatin. We have developed a number of formulations, and initial in vitro, acute toxicity and efficacy data has lead to our selection of the lead compound AP5346. We believe that this data is very encouraging and we have completed the necessary preclinical development package. We commenced
Phase I clinical studies in a multi-center study being conducted in Europe in the first quarter of 2003, and will enroll approximately 20 patients. The study is expected to be completed in in the first quarter of 2004.

OraDisc (TM) (Amlexanox)
------------------------

We are working to develop a mucoadhesive disc that adheres to the mucosa at the site of canker sores and slowly erodes over time locally releasing amlexanox at the site of the canker sore.

This OraDisc(TM) formulation is an improved delivery vehicle for the oral delivery of amlexanox which potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth, that is, applying the drug and keeping it in place over time. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

A Phase I tolerance study to evaluate skin irritation of this formulation was successfully completed in 1999 and a pilot Phase II study evaluating the oral wound healing capacity of OraDisc(TM) was completed in January 2000 with both studies generating positive results.

An Investigational New Drug Application, or IND, was filed with the
FDA in April 2000 and a 400 patient placebo-controlled multi-center study evaluating OraDisc(TM) for the treatment of established canker sores was completed in December 2000. In the study, three groups were evaluated; approximately 160 patients were treated with active OraDisc(TM), while 160 patients received a placebo disc and 80 patients received no treatment. The primary clinical endpoint which evaluated complete healing on day 5 was achieved, with accelerated healing with OraDisc(TM) being statistically significant, compared with both the placebo and no treatment groups.

A second Phase III study evaluating OraDisc(TM) for the treatment of established canker sores has now completed enrollment. The Phase III study enrolled 700 patients at 28 sites throughout the US. The study is double-blind placebo controlled study with three arms which compares the active disc to placebo and to no treatment. Pediatric patients were enrolled in this study with the objective of expanding the label to include use in patients 12 years and older. In addition to the Phase III study a 28 day safety study and a pharmacokinetic study have also been conducted. Upon successful completion of these studies we plan to submit a new drug application to the FDA.

Mucoadhesive Liquid Technology (MLT)
------------------------------------

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

We filed an IND with the FDA in December 1999 and developed a Phase
II protocol to investigate a mouthwash formulation, MLT, for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. This study commenced in the first quarter of 2000. We enrolled 58 patients in the initial study which was performed at multiple sites throughout the United States.

In July 2001, we announced results from our Phase II randomized clinical study of MLT for the prevention and treatment of mucositis. The data developed confirms that the mucoadhesive liquid technology could be a platform technology and appears to represent an important advancement in the management and prevention of mucositis.

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages that this technology may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale, which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

* the average severity of the disease was reduced by approximately 40%;
* the maximum intensity of the mucositis was approximately 35% lower; and
* the median peak intensity was approximately 50% lower.

Given the results achieved with our mucoadhesive liquid technology, and the fact that in the study an amlexanox rise showed no additional benefit, we do not plan to conduct additional clinical studies evaluating amlexanox as a preventative product candidate for mucositis. Following the completion of the Phase II study we conducted additional formulation development work to optimize the MLT technology prior to advancing clinical development. The topical application of the MLT was tested for its ability to attenuate the course of radiation-induced oral mucositis in an established hamster model. The study results clearly indicate the ability to prevent the onset of ulcerative mucositis, or delay the onset and reduce the severity of mucositis. We have met with the FDA to determine the most expeditious way to advance our mucositis clinical development program.
Prior to finalizing the pivotal clinical study protocol, the primary clinical endpoint has to be agreed with the FDA.

We are, however, evaluating the possibility of developing a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of the disease. In addition to our prevention product candidate, we are exploring the incorporation into our mucoadhesive liquid technology of an analgesic for pain management or compounds for the treatment of bacterial or fungal infections.

We are currently planning an additional clinical trial for mucositis in 2003.

Viral Disease Technology
------------------------

We acquired our viral disease technology through our acquisition of Virologix. This technology is targeted for the prevention and treatment of viral diseases, including HIV. These compounds target a critical enzyme involved in viral infection and replication, analogous to reverse transcriptase and protease inhibitors that have shown effectiveness against HIV. We also have technology for treating HTLV type I and II infection.
We acquired a part of this technology through a licensing agreement with the National Institute of Health.

Drug Development Strategy
-------------------------

A part of our integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We have signed agreements with Strakan for the delivery of topical therapeutic agents which exploit our zinc patent and the University of North Texas for nanoparticles and nanoparticle network technology. Additionally, certain of our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

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

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner. We will, however, contract the manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. There will be some instances where there may be significant cost savings for us to do some manufacturing scaleup and preclinical testing. We will evaluate those instances and may do the work ourselves in order to achieve cost savings. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

Consequently, we expect to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Scientific Background
---------------------

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

Core Drug Delivery Technology Platforms
---------------------------------------

Our current drug delivery technology platforms that we are using to selectively deliver drugs to target sites for use in cancer chemotherapy, dermatology and oral disease are:

*  Synthetic Polymer Targeted Drug Delivery Technology;

*  Vitamin Mediated Targeted Delivery Technology;

*  Vitamin Mediated Oral Delivery Technology;

*  Bioerodeable Hydrogel Delivery Technology;

*  Nanoparticle Network Delivery Technology;

*  Hydrogel Particle Aggregate Technology;

*  Residerm(R) Topical Delivery Technology; and

*  Carbohydrate Targeting Drug Delivery Technology


We also are developing agents for the prevention and treatment of viral disease. Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology
---------------------------------------------------

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes hydroxypropylmethacrylamide with platinum, designed to exploit enhanced permeability and retention, or EPR, at tumor sites to selectively accumulate drug and control drug release. Many solid tumor cells possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. The drug is released inside the tumor mass while polymer/drug not delivered to tumors is renally cleared from the body.
Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

Vitamin Mediated Targeted Delivery Technology
---------------------------------------------

Most drugs are effective only when they reach a certain minimum concentration in the region of disease, yet are well distributed throughout the body contributing to undesirable side-effects. It is therefore advantageous to alter the natural biodistribution of a drug to have it more localized where it is needed. Our vitamin mediated targeted delivery technology utilizes the fact that in many diseases where there is rapid growth and/or cell division, the demand for certain vitamins increases. By coupling the drug to an appropriate vitamin, the vitamin serves as a carrier to increase the amount of drug at the disease site relative to its normal distribution.

One application of this technology is in tumor targeting. The use of cytotoxic drugs is one of the most common methods for treating a variety of malignancies including solid and non-solid tumors. The drawbacks of chemotherapeutic treatments, which include tumor resistance, cancer relapse and toxicity from severe damage to healthy tissues, has fuelled a scientific quest for novel treatments that are specifically targeted to malignant cells thus reducing damage to collateral tissues.

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

Vitamin Mediated Oral Delivery Technology
-----------------------------------------

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

Bioerodeable Hydrogel Delivery Technology
-----------------------------------------

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

We have a U.S. patent for our bioerodeable hydrogel technology. Our bioerodeable hydrogel technology has the following properties:

*  contains a network polymer that swells in water;

*  it has cleavable bonds in a linear polymer backbone;

*  breakdown occurs in a biological or aqueous environment;

* controlled degradation rates ranging from hours to months can be achieved; and

* offers the ability to control drug incorporation and release by the choice of polymer, crosslink density and link degradation rate.

Nanoparticle Network Delivery Technology
----------------------------------------

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

Hydrogel Particle Aggregate Technology
--------------------------------------

Our hydrogel particle aggregate technology provides unique materials with a broad range of properties and potential applications. While a conventional bulk hydrogel is an "infinite" network of loosely crosslinked hydrophilic polymers that swells when placed in polar solvents, we have discovered that a variety of unique biomaterials can be formed through the aggregation of hydrogel nano or micro-particles. This concept takes advantage of the inherent biocompatibility of hydrogels while overcoming problems with local stress and strain, which cause bulk hydrogels to shear. Unlike bulk hydrogels, these hydrogel particle aggregates are shape retentive, can be extruded or molded and offer properties suitable for use in a variety of in vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in the hydrogel particle aggregate technology have been extensively researched by the academic and scientific community and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

This technology utilizes the inherent physical attractive forces between nanoparticles themselves and between nanoparticles and a polar solvent. These particles form bulk materials that can have the same size as infinite bulk networks but allow chemical variability and much greater resistance to permanent mechanical deformation. The aggregate demonstrates many physical properties identical to those of a bulk hydrogel.
However, there are important differences between aggregates and bulk materials. For example, "tough" elastomeric hydrogels used in tissue engineering constructs typically fail catastrophically when placed under high strain or shear forces. As the network begins to fail under stress, the material physically breaks down. Hydrogel nanoparticle aggregates exhibit superior performance compared to bulk materials under stress as the nanoparticles can slip past each other allowing local deformation and repair.

Another major advantage of the hydrogel particle aggregate technology is the ability to tailor the degradation of hydrogel nanoparticles and hydrogel nanoparticle aggregates. Our degradable crosslinker technology can be incorporated into the hydrogel nanoparticles allowing the formation of nanoparticles containing drug with degradation and drug release at specific rates. Potentially, aggregate materials can be formulated containing mixtures of particles degrading at different rates, and/or formulations containing different drugs each released at a predefined controlled rate.

A second level of controlled degradation is provided by the ability to tailor the rate of particle erosion from the physically coalesced aggregate. The hydrogel can be formulated such that the aggregate is extremely tough and resilient, or formulated so that it can slowly erode at controlled rates. This is achieved through simple compositional changes during nanoparticle synthesis. The spaces between nanoparticles, or holes in the lattice, can be tailored by varying the nanoparticle size. These spaces have been used to encapsulate proteins during aggregate formation. The ability to trap a wide range of bioactive compounds between these particles in the presence of water solutions offers another major advantage, since this media is less deleterious to many compounds than solvents typically used with other drug delivery materials. These aggregates can easily be designed to remain together indefinitely in vivo, or break apart at specific rates. Pharmaceutically-active compounds trapped in a non-degradable aggregate will be released from the hydrogel by diffusion, while release is controlled by both diffusion and rate of erosion in degradable aggregates.

This technology has a variety of potential applications, such as in-dwelling medicated catheters, medicated stents, artificial discs, tissue scaffold and controlled-release drug delivery systems. We continue to develop the technology and specific applications utilizing this technology, while seeking to establish collaborations and partnerships to explore other applications.

Residerm(R) Topical Delivery Technology
---------------------------------------

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

Carbohydrate Targeting Drug Delivery Technology
-----------------------------------------------

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

Viral Disease Technology
------------------------

We acquired our viral disease technology through our acquisition of Virologix. This technology is targeted for the prevention and treatment of viral diseases, including HIV. These compounds target a critical enzyme involved in viral infection and replication, analogous to reverse transcriptase and protease inhibitors that have shown effectiveness against HIV. We also have technology for treating HTLV type I and II infection.
We acquired a part of this technology through a licensing agreement with the National Institute of Health.

Research Projects, Products and Products in Development
-------------------------------------------------------


                        ACCESS DRUG PORTFOLIO

                                         Licensing                           Clinical
          Compound            Originator  Partner   Indication FDA Filing    Stage(1)
----------------------------- ---------- ---------- ---------- ------------  --------
Cancer
------
Polymer Platinate (AP5280)(2)  Access-        -      Ovarian   Development(7) Phase I/II
                               U London

Polymer Platinate (AP5346)(2)  Access-        -      Ovarian,  Development(7)  Phase I
                               U London              Colorectal
                                                      cancer

Mucositis technology           Access         -      Mucositis      IND        Phase III

Topical Delivery
----------------

Amlexanox(3)                   Takeda     Strakan,   Aphthous       NDA        Approved
                                          Zambon,      ulcers
                                          Esteve,
                                          Meda,
                                          Mipharm,
                                          Paladin

OraDisc(TM) Amlexanox(3)       Access     Strakan     Aphthous      IND        Phase III
Biodegradable Polymer Disc                Zambon,       ulcers
                                          Esteve,
                                          Meda,
                                          Mipharm,
                                          Paladin

Residerm(R) A                  Access     Strakan     Acne         PLA (8)     Approved(9)
Zinc Clindamycin(4)                       Fujisawa

Vitamin Mediated Delivery
-------------------------

Oral Delivery System           Access         -       Various      Research    Pre-Clinical

Folate Targeted Therapeutics   Access         -       Anti-tumor   Research    Pre-Clinical

Vitamin B12 Targeted           Access         -       Anti-tumor   Research    Pre-Clinical
 Therapeutics

Antiviral
---------
Anti viral compound (5) (6)      NIH          -          HIV       Development Pre-Clinical

Anti viral compound (6)       Rockefeller     -       HTLV type I  Development Pre-Clinical
                                                       and II

(1) For more information, see "Government Regulation" for description of clinical stages.

(2) Licensed from the School of Pharmacy, The University of London. Subject to royalty and milestone payments.

(3) Acquired from GlaxoSmithKline - Block Drug Company. Amlexanox licensing agreements executed with the following parties for the prevention and treatment of aphthous ulcers:

    * Strakan Limited for UK and Ireland manufacturing and marketing rights.
    * Zambon Group for France, Germany, Holland, Belgium, Luxembourg, Switzerland, Brazil, Columbia and Italy manufacturing and marketing rights.

    * Laboratories Dr. Esteve SA for Spain, Portugal and Greece manufacturing and marketing rights.
    * Mipharm SpA for Italy manufacturing and marketing rights.
    * Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights.
    * Paladin Labs Inc. for Canada manufacturing and marketing rights.

(4) Licensed worldwide manufacturing and marketing rights to Strakan who sublicensed to:

    * Fujisawa GmbH for continental Europe marketing rights.
    * Taro Pharmaceuticals for Israel marketing rights.
    * Various companies for other smaller countries for marketing rights.

(5) Licensed from NIH subject to royalty and milestone payments.

(6) Licensed from The Rockefeller University subject to royalty and milestone payments.

(7) Clinical studies being conducted in Europe prior to a FDA filing.

(8) United Kingdom ("U.K.") equivalent of an NDA.

(9) Marketing approval received from the Medicines Control Agency in the U.K. and product launched in March 2002. In addition there are seven European Union product approvals including Germany and France.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase I and Phase II studies depending on the drug indication are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner. Should we conduct Phase III clinical studies a contract research organization will be engaged to perform this work.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have two Phase I and one Phase III trial in process and a Phase III trial planned for later this year.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $7,024,000, $4,174,000 and $4,007,000 on research and development during the years 2002, 2001 and 2000, respectively.

Patents
-------

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

One U.S. patent has issued and one U.S. patent and two European patent applications are pending for polymer platinum compounds. This patent and applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. This patent and applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. This patent and applications also include methods for improving the pharmaceutical properties of platinum compounds.

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

We have one U.S. patent and one European patent is pending for our bioerodeable hydrogel technology. A number of possible drug delivery systems can be developed using the Access bioerodible hydrogel technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

We have filed one U.S. and one European patent application for our OraDisc(TM) technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

We have filed two U.S. patent applications for our mucoadhesive liquid technology. Our applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis. In addition to our product candidate, we are also considering the development of products that incorporate an analgesic for pain management or compounds for the treatment of bacterial or fungal infections into our mucoadhesive liquid technology.

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

We have filed one patent application for our hydrogel particle aggregate technology. Our application has a variety of potential applications, such as in-dwelling medicated catheters, medicated stents, artificial discs, tissue scaffold and controlled-release drug delivery systems.

Through our Access Pharmaceuticals Australia Pty. Limited subsidiary we have three patented targeted therapeutic technologies:

* folate conjugates of polymer therapeutics, to enhance tumor delivery by targeting folate receptors, which are upregulated in certain tumor types with two U.S. and two European patent applications;

* the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders with two U.S. patents and three U.S. and four European patent applications; and

* oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation with six U.S. patents and two European patents and one U.S. and one European patent application.

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

We also have a patent for amlexanox and the worldwide rights, excluding Japan, for the use of amlexanox for oral and dermatological use.

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

Government Regulation
---------------------

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

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, or ICH, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as cancer and HIV, as preliminary evidence of efficacy in humans. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II, it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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

Competition
-----------

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

A number of companies are developing or may in the future engage in the development of products competitive with the Access polymer delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor, GlaxoSmithKline, Imclone and Xoma. Currently, liposomal formulations being developed by Gilead Sciences, Elan Corporation and Alza Corporation, are the major competing intravenous drug delivery formulations which deliver similar drug substances.

A number of companies are developing products to treat mucositis. Some of the products are in clinical trials that are further advanced than our product. These companies are RxKinetics, Human Genome Sciences and
Amgen. There is no current treatment to modify the symptoms of mucositis. There is potentially a significant market to treat this disease.

Products developed from our Residerm(R) technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Zindaclin(R), which is the first product developed utilizing our Residerm(R) technology, will compete with products including Benzamycin, marketed by a subsidiary of Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Aphthasol(R) is the only clinically proven product to accelerate the healing of canker sores. There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations which incorporate a local anesthetic used for the treatment of this condition.

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

Employees
---------

As of March 28, 2003, we had 33 full time employees, 18 of whom have advanced scientific degrees. Of these employees, 29 are engaged in, or directly supporting research and development activities and four are in business administration positions. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability
----------------

We make available free of charge through our web site, www.accesspharma.com, our annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934.

Risk Factors
------------

This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this 10-K and documents incorporated by reference.

We have experienced a history of losses and we expect to incur future losses.
---------------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $47.3 million through December 31, 2002. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials.

We do not have significant operating revenue and we may never attain profitability.
--------------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of amlexanox or Zindaclin(R) products to date and we may not receive significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals and market any additional products.
Moreover, even if we do identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals to market additional products, we may not receive revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal royalties and amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

We may not successfully commercialize our drug candidates.
----------------------------------------------------------

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

* some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;

* our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;

* it will be difficult to manufacture or market our drug candidates on a large scale;

* proprietary rights of third parties may preclude us from marketing our drug candidates; and

* third parties may market superior or equivalent drugs.

The success of our research and development activities, upon which we primarily focus, is uncertain.
---------------------------------------------------------------------

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

We may be unable to obtain necessary additional capital to fund operations in the future.
---------------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements through June 2004, we may need to raise substantial additional capital during that period because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

* the results of our research and development programs;

* the timing and results of preclinical and clinical trials;

* our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us;

* technological advances; and

* activities of competitors and other factors.

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.
-------------------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, if we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories:

* amlexanox 5% paste
  - Strakan Ltd. - United Kingdom and Ireland manufacturing and marketing rights
  - Zambon Group - France, Germany, Holland, Belgium, Luxembourg, Switzerland, Brazil, Columbia and Italy manufacturing and marketing rights
  - Laboratories Dr. Esteve SA - Spain, Portugal and Greece manufacturing and marketing rights
  - Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights
  - Mipharm SpA for Italy manufacturing and marketing rights
  - Paladin Labs, Inc. for Canada manufacturing and marketing rights

* Zindaclin(R) and Residerm(R)
  - Strakan Ltd. - worldwide manufacturing and marketing rights
  - Fujisawa GmbH - sublicensed continental Europe marketing rights
  - Taro - sublicensed Israel marketing rights
  - Various companies for other smaller countries - sublicensed marketing rights

Our ability to commercialize, and market our products and product candidates would be limited if any of these existing relationships were terminated.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
-----------------------------------------------------------------------------

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

Our amlexanox 5% paste is marketed in the US as Aphthasol (R) by Access. GSK has manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a facility that is certified by the FDA for Good Manufacturing Practices. We acquired the rights to amlexanox 5% paste from GSK on July 22, 2002. We have evaluated various manufacturers and selected a manufacturer of our product. Production is planned to start in May 2003.

Access and Block Drug Company entered into a Supply Agreement whereas
Block was to produce Aphthasol(R) for Access for a defined period of time at its Puerto Rico facility. Access has been advised by Block that it is unable to comply with the terms of the Supply Agreement and will not be able to produce Aphthasol(R) for Access. Access has notified Block Drug Company that it is in breach of the Supply Agreement and is conducting discussions with Block Drug Company to resolve this issue. Based on the current sales volumes of Aphthasol(R), Access believes it has sufficient product to supply wholesalers through June 2003. An alternative supplier has been identified and Access is in the process of negotiating a contract for the supply of Aphthasol(R). In the event that Block Drug Company remains in breach of the Supply Agreement (which Access anticiapates) and does not supply Aphthasol(R) to Access, there will be an interruption of supply to the wholesaler until an alternate manufacturer of Aphthasol(R) is able to produce the product. Wholesaler inventories may enable a continuing supply of the product to the consumer, although there is no guarantee that such inventory will be sufficient. Until the product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.


Amlexanox 5% paste was approved in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing to Strakan, Zambon, Esteve, Mipharm and Meda for specific countries in Europe. Esteve is currently preparing to manufacture the product and is obtaining the necessary European and FDA approvals. Esteve has experience in the manufacture of other commercial pharmaceutical products.

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and the ResiDerm(R) technology to Strakan Ltd. for the period of the patents. We receive a royalty on the sales of the product. Strakan manufactures Zindaclin (R) in a European Union approved facility. Zindaclin (R) was approved in the UK and seven additional European Union countries and is currently under review for approval in the remaining EU countries.

OraDisc(TM) is manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We are currently negotiating with a third party for manufacturing if the product is approved.

AP5280 and AP5346 are manufactured by a third party for our Phase I clinical trials. Manufacturing is ongoing for the current clinical trials. Some manufacturing may be completed by the Company if significant cost savings can be achieved.

Our mucoadhesive technology is manufactured by a third party for our clinical trials.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
----------------------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. For example the status of our principal products are as follows:

* 5% amlexanox paste is an approved product for sale in the US
  (Aphthasol(R)); approved in the UK and Canada but not yet sold; and, in the approval process in the EU.

* Zindaclin(R) is an approved product for sale in the UK and seven additional European Union countries; in the approval process in the remaining EU countries; and waiting for finalized plans and approval to start a Phase III trial in the US.

* OraDisc(TM) is currently in a Phase III clinical trial in the US.

* AP5280 is currently in a Phase I/II trial in Europe.

* AP5346 is currently in a Phase I trial in Europe.

* Mucoadhesive liquid technology is planned to start a Phase III trial in the US in 2003.

* Vitamin mediated delivery technology is currently in the pre-clinical phase.

* We also have other products in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application, or NDA, for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive the FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, we, or our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
--------------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans or animals which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, OraDisc(TM) and AP5280 have taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval. For more information, see "Business-Government Regulation."

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain complete insurance coverage.
-------------------------------------------------------------------------------

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, however, if available at all, and as a result, we may be unable able to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.
-------------------------------------------------------------------------

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

Intense competition may limit our ability to successfully develop and market commercial products.
---------------------------------------------------------------------

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Cisplatin is marketed by Bristol-Myers-Squibb the originator of the drug and by several generic manufacturers. Carboplatin is marketed exclusively by Bristol-Myers-Squibb and Oxaliplatin by Sanofi-Synthelabo. Our principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon, Inhale and Pharmacia, which are developing alternate drugs in combination with polymers. Several companies are working on therapies and formulations that may be competitive with our drug delivery system, including Bristol-Myers-Squibb, Centocor (acquired by Johnson
& Johnson), GlaxoSmithKline, Imclone and Xoma, which are developing targeted monoclonal antibody therapy, and Nexstar (acquired by Gilead Sciences), The Liposome Company (acquired by Elan Corporation) and
Sequus Pharmaceuticals (acquired by Alza Corporation), which are developing liposomal formulations. In addition, RxKinetics, Human
Genome Sciences and Amgen are developing competitive products to treat mucositis. Furthermore, Benzamycin, marketed by a subsidiary of Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp are competitive with our marketed Residerm(R) products and technology and prescription steroids such as Kenalog in OraBase developed by Bristol-Myers Squibb are competitive with our commercialized Aphthasol(R) product.

Many of these competitors have and employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than us or our collaborative partners. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors' existing products or products under development.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
--------------------------------------------------------------------------

The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of our drug candidates will depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol(R) and Zindaclin(R) generally have been reimbursed at acceptable levels, however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

The market may not accept any pharmaceutical products that we successfully develop.
-------------------------------------------------------------

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

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
-----------------------------------------------------------------------

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

We may not be successful in protecting our intellectual property and proprietary rights.
---------------------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.
The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of technology to 23 U.S. patents and to 17
U.S. patent applications now pending, and 6 European and 15 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable. Our patents expire on average for the following technologies:

*  5% amlexanox paste approximately in 2011
*  Zindaclin(R) and Residerm(R) approximately in 2008
*  OraDisc(TM) approximately in 2017
*  AP5280 approximately in 2018
*  AP5346 approximately in 2021
*  Mucoadhesive technology approximately in 2021
*  Vitamin mediated technology approximately in 2013

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------------------

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Mr. Gray and David Nowotnik, our Senior
Vice President Research and Development, their employment may be terminated by them or us at any time. In addition, Mr. Gray's and Dr. Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we will commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few individual investors which could limit the ability of our other stockholders to influence the direction of the company.
-------------------------------------------------------------------------

Heartland Advisors, Inc. and Larry N. Feinberg (Oracle Partners LP,
Oracle Institutional Partners LP and Oracle Investment Management Inc.) currently beneficially own approximately 13.0% and 9.3% respectively, of our issued and outstanding common stock. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders.
-------------------------------------------------------------------

Provisions of our Certificate of Incorporation, By-laws and Stockholders Rights Plan may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 13,159,119 shares of our common stock that are outstanding as of March 28, 2003 are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

AMEX listing requirements.
---------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels. We are not in compliance with this stockholders' equity standard as of December 31, 2002. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on AMEX.
In the event that our common stock is delisted from AMEX its market value and liquidity would be materially adversely affected.


ITEM 2.   PROPERTIES

We maintain one facility of approximately 17,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in March 2006. However, we have an option for early termination. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

Our subsidiary, Access Pharmaceuticals Australia Pty. Limited, leases approximately 6,000 square feet for offices and laboratories in New South Wales, Australia.

ITEM 3.   LEGAL PROCEEDINGS

William Hall ("Hall") filed suit against Access, and certain officers of Access, in Dallas County, Texas, District Court, on or about February 7, 2003. Although the claims in Hall's complaint are not clearly delineated, he appears to bring claims for fraud, conspiracy, and theft against all defendants, and a claim for breach of contract against

Access. Each of the allegations relates to an allegedly unfulfilled contractual obligation to deliver to Hall 45,000 warrants to purchase our stock. Hall alleges in his complaint and in a subsequent letter that the warrants, had they been delivered, could have been worth as much as $540,000. He seeks as damages this amount, his attorney's fees, and an unstated amount of punitive damages.

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have only recently begun. Access intends to be vigorous in both its defense of Hall's claims and its pursuit of our counterclaims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

Price Range of Common Stock and Dividend Policy
-----------------------------------------------

Our common stock has traded on the American Stock Exchange, or AMEX, since March 30, 2000 under the trading symbol AKC.
The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by AMEX for fiscal years 2002 and 2001.


                                         Common Stock
                                      -------------------
                                        High        Low
                                      --------   --------
Fiscal Year Ended December 31, 2002
-----------------------------------
First quarter                          $  5.74    $  3.40
Second quarter                            3.80       1.40
Third quarter                             2.85       1.50
Fourth quarter                            2.18       1.05

Fiscal Year Ended December 31, 2001
-----------------------------------
First quarter                          $  5.95    $  2.30
Second quarter                            4.95       2.49
Third quarter                             4.00       2.60
Fourth quarter                            4.52       2.56

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

The number of record holders of Access common stock at March 28, 2003 was approximately 5,600. On March 28, 2003, the closing price for the common stock as quoted on the AMEX was $2.00. There were 13,159,119 shares of common stock outstanding at March 28, 2003.

Recent Sales of Unregistered Securities
---------------------------------------

None.

ITEM 6.   SELECTED FINANCIAL DATA (In Thousands, Except for Net Loss Per Share)

The following data has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K and prior audited consolidated financial statements of Access and notes thereto. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                          For the Year Ended December 31,
                               ------------------------------------------------
                                 2002      2001      2000      1999      1998
                               --------  --------  --------  --------  --------
Consolidated Statement of Operations Data:
Total revenues                  $ 1,147   $   243   $   107   $    15   $     -
Operating loss                   (8,700)   (6,308)   (6,058)   (3,364)   (3,433)
Interest and
  miscellaneous income              594     1,451       972        53        58
Interest expense                  1,278     1,170       342        12        22
Net loss                         (9,384)   (6,027)   (5,428)   (3,308)   (3,397)
Common Stock Data:
Net loss per basic and diluted
  common share                  $ (0.72)  $ (0.47)  $ (0.49)  $ (0.72)  $ (1.28)
Weighted average basic and
  diluted common shares
  outstanding                    13,104    12,857    11,042     4,611     2,650

                                                  December 31,
                               ------------------------------------------------
                                 2002      2001      2000      1999      1998
                               --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short term investments       $  9,776  $ 20,126  $ 25,809  $    869  $  1,487
Total assets                     19,487    25,487    30,526     4,600     2,351
Deferred revenue                  1,199       508       551       155         -
Convertible notes                13,530    13,530    13,530         -         -
Total liabilities                18,998    16,409    15,522       986       556
Total stockholders' equity     $    489  $  9,078  $ 15,004  $  3,614  $  1,795


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview
--------

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We are a Delaware corporation.

Together with our subsidiaries, we have proprietary patents or rights to eight drug delivery technology platforms:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery,
* bioerodible hydrogel technology,
* hydrogel particle aggregat technology,
* nanoparticles and nanoparticle networks,
* Residerm(R) topical delivery and
* carbohydrate targeting technology.

In addition, we are marketing in the United States - Aphthasol(R), the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms to evaluate amlexanox in additional clinical indications, including mucoadhesive disc delivery and mucoadhesive liquid delivery.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2002, our accumulated deficit was $47,292,000, of which $8,894,000 was the result of the write-off of excess purchase price.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2002 and 2001
----------------------------------------------------

Our licensing revenue in 2002 was $853,000, as compared to licensing revenue of $243,000 in 2001, an increase of $610,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2002 and 2001 was from several agreements, including agreements related to various amlexanox projects and Residerm (R).

Product sales of Aphthasol(R) totaled $194,000 in 2002, our first sales were recorded in December 2002.

We received research and development revenue of $89,000 and royalty income in 2002, whereas we did not receive either of these types of revenues in 2001. The research and development revenue was for a project that is now completed and will not continue in the future. The royalty income will continue since product sales started in 2002.

Our total research spending for the year ended December 31, 2002 was $7,024,000, as compared to $4,174,000 in 2001, an increase of $2,850,000. The increase in expenses was the result of:

* higher development and clinical development costs for our polymer platinate project ($997,000);

* higher clinical development costs ($1,148,000) for amlexanox development projects for OraDisc (TM);

* higher salary and salary related expenses due to additional staff ($579,000);

* higher expenses due to our Australian subsidiary ($341,000); and

* higher internal lab costs due to the additional staff and projects ($44,000).

These increases were offset by lower scientific consulting fees ($236,000) and other net decreases ($23,000).

We expect our research spending to remain higher than it has been in previous years as we intend to hire additional scientific staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Our cost of product sales was $107,000 for 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Our total general and administrative expenses were $2,277,000 for 2002 and $1,959,000 in 2001, an increase of $318,000 due to:

* higher salary and related expense ($92,000);

* higher foreign tax expense ($92,000);

* higher patent and license expenses ($85,000);

* higher rent expenses ($78,000);

* higher professional fees and expenses ($50,000); and

* other net increases ($60,000).

These increases were offset by lower shareholder expenses ($111,000) and lower executive search fees ($28,000).

Depreciation and amortization was $439,000 in 2002 as compared to $418,000 in 2001, an increase of $21,000.

Our loss from operations in 2002 was $8,700,000 as compared to a loss of $6,308,000 in 2001.

Our interest and miscellaneous income was $594,000 for 2002 as compared to $1,451,000 for 2001, a decrease of $857,000. The decrease in interest income was due to lower net cash balances in 2002 and lower interest rates.

Interest expense was $1,278,000 for 2002 as compared to $1,170,000 for the same period in 2001, an increase of $108,000. The increase in interest expense was due to higher interest accrued on the $13.5 million convertible notes issued in September 2000 and amortization of debt issuance costs.

Net loss for 2002 was $9,384,000, or a $0.72 basic and diluted loss per common share compared with a loss of $6,027,000, or a $0.47 basic and diluted loss per common share, for 2001.

Comparison of Years Ended December 31, 2001 and 2000
----------------------------------------------------

Our revenue in 2001 was $243,000, as compared to revenue of $107,000 in 2000, an increase of $136,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in 2001 was from several agreements, including agreements related to various amlexanox projects and Residerm(R) whereas the licensing revenue that we recognized in 2000 was only from amlexanox projects.

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

* higher internal lab costs due to the additional staff and projects ($52,000); and

* other net increases ($6,000).

These increases were offset by:

* lower clinical development costs for the following amlexanox projects:
  OraDisc(TM) ($491,000) and MLT ($80,000); and

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

Liquidity and Capital Resources
-------------------------------

We have funded our operations primarily through private sales of common stock, convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of December 31, 2002 our cash and cash equivalents were $9,776,000 and our working capital was $7,594,000. Our working capital at December 31, 2002 represented a decrease of $10,925,000 as compared to our working capital as of December 31, 2001 of $18,519,000. This decrease was due to our overall operating expenses and the interest paid on the $13.5 million convertible notes.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2002 of $47,242,000. We expect that our existing capital resources will be adequate to fund our current level of operations through June 2004. We cannot assure you that we will ever be able to generate product revenue or achieve or sustain profitability.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

At  December 31, 2002, we had invested the following amounts in these projects:

             Project                           2002      Inception to Date
-----------------------------------------  -----------   -------------
Polymer Platinate (AP5280 and AP5346)      $ 2,941,000    $ 10,222,000
OraDisc(TM)                                  2,296,000       4,836,000
Bioerodible Hydrogel Technology and
  Nanoparticles and Nanoparticle Networks      811,000       1,370,000
Vitamin Mediated Targeted Delivery             341,000         341,000
Mucoadhesive Liquid Technology (MLT)           220,000       1,395,000
Others                                         415,000       4,243,000
                                           -----------   -------------
Total                                      $ 7,024,000    $ 22,407,000
                                           ===========   =============

We discussed in Part I of this Form 10-K the status of each project, the efforts and timing that are necessary for the next step of each project and risks associated with our developments. We cannot at this time reasonably estimate the cost to complete each project due to uncertainties in the development process as discussed in Risk Factors in Part I of this Form 10-K.

We plan to continue our policy of investing available funds in certificates of deposit, money market funds, government securities and investment-grade interest-bearing securities, none of which matures in more than two years. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

We have issued an aggregate of $13,500,000 of convertible notes, which are due in two parts, $8,050,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2006. The notes bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13 the notes may convert to Common Stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein.
We currently do not have the funds available to repay the convertible notes. We may need to restructure the terms of the notes as we near the due date for repayment. Any such restructuring could have a significant impact on our capital structure and liquidity.

Critical Accounting Policies
----------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United State of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are often different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Revenue
-------

Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreement.

Asset Impairment
----------------

On January 1, 2002, we adopted SFAS 142, "Goodwill and Other
Intangible Assets." Upon adoption, we performed a transitional impairment test on our recorded intangible assets that consisted primarily of acquisition related goodwill and lease intangibles. We also performed an annual impairment test in the fourth quarter of 2002. The analysis resulted in no goodwill impairment charge in 2002. We will be required to perform this test on at least an annual basis.

Our intangible assets at December 31, 2002 consist primarily of goodwill, patents acquired in acquisitions and licenses, which were recorded at fair value on the acquisition date.

Stock Compensation
------------------

We apply Accounting Principal Board Opinion No. 25, "Accounting for
Stock Issued to Employees," ("APB 25") and the related interpretations in accounting for our stock options granted to employees. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair market value of our Common Stock. We generally grant options to employees with exercise prices equal to fair market value on the date of grant and for such option grants we do not record compensation expense. Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", compensation cost related to stock options granted to employees and non-employees is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options as compensation expense or by continuing to record the APB 25 value and by disclosing SFAS No. 123 compensation costs on a pro-forma basis.
Had we adopted the Black-Scholes model value provisions of SFAS No.
123, our loss in 2002, 2001 and 2000 would have been increased by approximately $1.662 million, $1.565 million, and $0.938 million, respectively.

Based on an assessment of our accounting policies and underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other general factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements
-----------------------------

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS
No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. There will be no financial statement effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

ITEM 7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2003 and 2004 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $42,000. The estimated effect assumes no changes in our short-term investments at December 31, 2002. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 8.   FINANCIAL AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this 10-K on pages F-1 through F-23. Reference is made to Item 16 of this 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this item with respect to directors and reports of beneficial ownership will be contained in our definitive Proxy
Statement ("Proxy Statement") for our 2003 Annual Meeting of
Stockholders to be held on May 19, 2003 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than April 30, 2002.

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

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls. No significant changes were made in our internal controls or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Access have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

                               PART IV

ITEM 16.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

a. Financial Statements and Exhibits                                     Page
                                                                         ----
1. Financial Statements.  The following financial statements are submitted as part of this report:
   -------------------------------------------------------------

Report of Independent Certified Public Accountants                        F-1
Consolidated Balance Sheets at December 31, 2002 and 2001                 F-2
Consolidated Statements of Operations for 2002, 2001 and 2000             F-3
Consolidated Statements of Stockholders' Equity (Deficit) for
   2002, 2001 and 2000                                                    F-4
Consolidated Statements of Cash Flows for 2002, 2001 and 2000             F-5
Notes to Consolidated Financial Statements                                F-6

2. Financial Statement Schedules
   -----------------------------

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

3. Exhibits
   --------

Exhibit Number
--------------

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

     --------------------
     Exhibit Number
     --------------


*10.3 1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995,
Commission File No. 33-64031)

10.4 Patent Purchase Agreement dated April 5, 1994 between David F. Ranney and Access Pharmaceuticals, Inc. (Incorporated by reference to
Exhibit 10.16 of the our Form 10-K for the year ended December 31,
1995)

10.5 First Amendment to Patent Purchase Agreement dated January 23, 1996 between David F. Ranney and us (Incorporated by reference to Exhibit 10.17 of our Form 10-K for the year ended December 31, 1995)

10.6 Lease Agreement between Pollock Realty Corporation and us dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

10.7  Platinate HPMA Copolymer Royalty Agreement between The
School of Pharmacy, University of London and the Company dated
November 19, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

10.8 Agreement of Merger and Plan of Reorganization, dated May 23, 1997 among us, Access Holdings, Inc and Tacora Corporation
(Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997)

10.9  License Agreement between Strakan Limited and us dated February
26, 1998 (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.12 of our Form 10-Q for the quarter ended March 31, 1998)

10.10 Agreement between us and Block Drug Company, Inc. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.13 of our Form 10-Q for the quarter ended June
30, 1998)

*10.11 Employment Agreement of Mr. Kerry P. Gray (Incorporated by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.12 Letter Agreement between us and David F. Ranney (Incorporated by reference to our Registration Statement on Form SB-2 dated January 11, 1999, Commission File No. 333-62463)

10.13  License Agreement between Block Drug Company and us dated
December 21, 1998 (Certain portions are subject to a grant of confidential
treatment)   (Incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 1998)

10.14 Agreement of Merger and Plan of Reorganization, dated as of February 23, 1999 among us, Access Holdings, Inc. and Virologix
Corporation (Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on August 3, 1999)

*10.15  Employment Agreement of David P. Nowotnik, PhD
(Incorporated by reference to Exhibit 10.19 of our Form 10-K for the year ended December 31, 1999)

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

10.20  Rights Agreement, dated as of October 31, 2001 between the
Registrant and American Stock Transfer & Trust Company, as Rights
Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated October 19, 2001)

*10.21  2001 Restricted Stock Plan (incorporated by reference to
Appendix A of our Proxy Statement filed on April 16, 2001)

     --------------------
     Exhibit Number
     --------------

10.22  Supplemental Lease Agreement between Pollock Realty
Corporation and us dated September 15, 2002. (Incorporated by reference to Exhibit 10.24 of our Form 10-K for the year ended December 31,
2001)

10.23 Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31,
2001)

10.24  Asset Sale Agreement among BIOA Pty. Limited, Access
Pharmaceuticals Australia Pty. Limited, Human Therapeutics Limited and us dated February 26, 2002. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.26 of our Form 10-Q for the quarter ended March 31, 2002)

10.25 Asset Sale Agreement between Block Drug Company, Inc. and us dated July 22, 2002. (Certain portions are subject to a grant of confidential treatment) (Incorporated by reference to Exhibit 10.27 of our Form 10-Q for the quarter ended September 30, 2002)

21.  Subsidiaries of the registrant

23.0  Consent of Experts and Counsel

23.1  Consent of Grant Thornton LLP

99.1 Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350


* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 14(c) of the report

(b)  Reports on Form 8-K

None

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCESS PHARMACEUTICALS, INC.


Date March 31, 2003                       By: /s/ Kerry P. Gray
     --------------                          -------------------
                                             Kerry P. Gray
                                             President and Chief Executive
                                             Officer

Date March 31, 2003                       By:/s/ Stephen B. Thompson
     --------------                          ------------------------
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


Date March 31, 2003                       By:/s/ Kerry P. Gray
     --------------                          -------------------
                                             Kerry P. Gray
                                             President and Chief Executive
                                             Officer, Director

Date March 31, 2003                       By:/s/ Stuart M. Duty
     --------------                          --------------------
                                             Stuart M. Duty, Director

Date March 31, 2003                       By:/s/ J. Michael Flinn
     --------------                          ----------------------
                                             J. Michael Flinn, Director

Date March 31, 2003                       By:/s/ Stephen B. Howell
     --------------                          ---------------------
                                             Stephen B. Howell, Director

Date March 31, 2003                       By:/s/ Max Link
     --------------                          --------------
                                             Max Link, Director

Date March 31, 2003                       By:/s/ Herbert H. McDade, Jr.
     --------------                          --------------------------
                                             Herbert H. McDade, Jr., Director

Date March 31, 2003                       By:/s/ John J. Meakem
     --------------                          --------------------
                                             John J. Meakem, Jr., Director

                              CERTIFICATIONS

I, Kerry P. Gray, the President and Chief Executive Officer of Access Pharmaceuticals, Inc., certify that:


1.  I have reviewed this annual report on Form 10-K of Access
Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Kerry P. Gray
-----------------
Kerry P. Gray
President and Chief Executive Officer

                               CERTIFICATIONS

I, Stephen B. Thompson, the Chief Financial Officer of Access
Pharmaceuticals, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Access
Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Stephen B. Thompson
-----------------------
Stephen B. Thompson
Chief Financial Officer

           Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2002 and
2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2002 and
2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.



/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

Dallas, Texas


March 7, 2003

             Access Pharmaceuticals, Inc. and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS


                                                December 31,
           ASSETS                            2002          2001
                                         ------------  ------------
Current assets
Cash and cash equivalents                $ 1,444,000   $ 7,426,000
Short term investments, at cost            8,332,000    12,700,000
Accounts receivable                        1,184,000        83,000
Accrued interest receivable                   89,000       110,000
Inventory                                    461,000             -
Prepaid expenses and other current assets    852,000       611,000
                                         ------------  ------------
Total current assets                      12,362,000    20,930,000

Property and equipment, net                  742,000       477,000

Debt issuance costs, net                     496,000       679,000

Patents, net                               2,991,000             -

Licenses, net                                449,000       774,000

Goodwill, net                              1,868,000     1,868,000

Other assets                                 579,000       759,000
                                         ------------  ------------
Total assets                             $19,487,000   $25,487,000

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses    $ 2,469,000  $  1,486,000
Accrued interest payable                     311,000       310,000
Deferred revenues                          1,199,000       508,000
Current portion of note payable
  and future obligations                     789,000       107,000
                                         ------------  ------------
Total current liabilities                  4,768,000     2,411,000

Long-term obligations for
  purchased patents                          346,000             -

Note payable, net of current portion         354,000       468,000

Convertible notes                         13,530,000    13,530,000
                                         ------------  ------------
Total liabilities                         18,998,000    16,409,000

Commitments and contingencies                      -             -

Stockholders' equity
Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                       -             -
Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 13,159,119 at December 31, 2002
  and 12,909,344 at December 31, 2001        132,000       132,000
Additional paid-in capital                48,989,000    48,057,000
Notes receivable from stockholders        (1,045,000)   (1,045,000)
Unamortized value of restricted
  stock grants                              (277,000)     (154,000)
Treasury stock, at cost - 819 shares          (4,000)       (4,000)
Accumulated other comprehensive loss         (14,000)            -
Accumulated deficit                      (47,292,000)  (37,908,000)
                                         ------------  ------------
 Total stockholders' equity                  489,000     9,078,000
                                         ------------  ------------
Total liabilities and
  stockholders' equity                   $19,487,000   $25,487,000
                                         ============  ============


      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Year ended December 31,
                                   --------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------
Revenues
License revenues                   $  853,000   $       -   $       -
Product sales                         194,000           -           -
Research and development               89,000           -           -
Royalty income                         11,000     243,000     107,000
                                   ----------  ----------   ---------
Total revenues                      1,147,000     243,000     107,000

Expenses
Research and development            7,024,000   4,174,000   4,007,000
Cost of product sales                 107,000           -           -
General and administrative          2,277,000   1,959,000   1,736,000
Depreciation and amortization         439,000     418,000     422,000
                                   ----------  ----------  ----------
Total expenses                      9,847,000   6,551,000   6,165,000
                                   ----------  ----------  ----------

Loss from operations               (8,700,000) (6,308,000) (6,058,000)

Other income (expense)
Interest and miscellaneous
  income                              594,000   1,451,000     972,000
Interest and debt expense          (1,278,000) (1,170,000)   (342,000)
                                   ----------  ----------  ----------
                                     (684,000)    281,000     630,000
                                   ----------  ----------  ----------
Net loss                          $(9,384,000)$(6,027,000)$(5,428,000)
                                   ==========  ==========  ==========
Basic and diluted loss
  per common share                     $(0.72)     $(0.47)     $(0.49)
                                   ==========  ==========  ==========

Weighted average basic and diluted
  common shares outstanding        13,104,060  12,856,639  11,042,141
                                   ==========  ==========  ==========

     The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Notes      Unamortized            Accumulated
                                Common Stock    Additional  receivable   value of                  other
                            -------------------   paid-in      from       restricted   Treasury comprehensive Accumulated
                               Shares   Amount    capital   stockholders stock grants    stock       loss        deficit
                            ---------- -------- ----------- ------------ ------------ ---------- ----------- -------------
Balance, January 1, 2000     6,090,000 $ 61,000 $30,006,000  $         -  $        -   $      -   $        -  $(26,453,000)
Common stock issued for cash 6,255,000   62,000  15,772,000            -           -          -            -             -
Common stock issued for
  cash exercise of warrants
  and options                  115,000    1,000     298,000            -           -          -            -             -
Common stock for cashless
  exercise of warrants         152,000    2,000      (2,000)           -           -          -            -             -
Common stock issued
  to officers                  190,000    2,000   1,043,000   (1,045,000)          -          -            -             -
Common stock issued for
  nil proceeds                  43,000    4,000      (4,000)           -           -          -            -             -
Purchase common stock                -        -           -            -           -   (754,000)           -
Sale of treasury stock               -        -     625,000            -           -    750,000            -             -
Warrants issued                      -        -      64,000            -           -          -            -             -
Net loss                             -        -           -            -           -          -            -    (5,428,000)
                            ---------- -------- ----------- ------------ ----------- ---------- ------------ -------------
Balance, December 31, 2000  12,845,000  132,000  47,802,000   (1,045,000)          -     (4,000)           -   (31,881,000)

Common stock issued for cash
  exercise of warrants          13,000        -      33,000            -           -          -            -             -
Common stock issued for
  cashless exercise of
  warrants and SARs              7,000        -      41,000            -           -          -            -             -
Issuance of restricted
  stock grants                  44,000        -     181,000            -    (181,000)         -            -             -
Amortization of restricted
  stock grants                       -        -           -            -      27,000          -            -             -
Net loss                             -        -           -            -           -          -            -    (6,027,000)
                            ---------- -------- ----------- ------------ -----------  ---------  ----------- -------------
Balance, December 31, 2001  12,909,000  132,000  48,057,000   (1,045,000)   (154,000)    (4,000)           -   (37,908,000)

Common stock issued for cash
  exercise of warrants
  and options                   13,000        -      31,000            -           -          -            -             -
Common stock issued for
  cashless exercise
  of warrants                   14,000        -           -            -           -          -            -
Common stock issued,
  purchase of assets           173,000        -     632,000            -           -          -            -             -
Warrants issued                      -        -      80,000            -           -          -            -             -
Issued of restricted
  stock grants                  50,000        -     189,000            -    (190,000)         -            -
Other comprehensive loss             -        -           -            -           -          -      (14,000)            -
Amortization of restricted
  stock grants                       -        -           -            -      67,000          -            -             -
Net loss                             -        -           -            -           -          -            -    (9,384,000)
                            ---------- -------- -----------  ----------- -----------  --------- ------------  ------------
Balance, December 31, 2002  13,519,000 $132,000 $48,989,000  $(1,045,000) $ (277,000)   $(4,000)    $(14,000) $(47,292,000)
                            ========== ======== ===========  =========== ===========  ========= ============  ============

     The accompanying notes are an integral part of these statements.

           Access Pharmaceuticals, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Year ended December 31,
                                       ----------------------------------------
                                            2002         2001          2000
                                       ------------  ------------  ------------
S>
Cash flows from operating activities:
 Net loss                              $(9,384,000)   $(6,027,000)  $(5,428,000)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Warrants issued in payment of
   consulting expenses                      37,000         41,000        64,000
 Amortization of restricted stock grants    64,000         27,000             -
 Depreciation and amortization             439,000        418,000       422,000
 Amortization of debt costs                183,000        182,000        54,000
 Deferred revenue                          691,000        (43,000)      396,000
 Other long-term obligations                43,000              -             -
 Change in operating assets
   and liabilities:
  Accounts receivable                   (1,101,000)       168,000      (163,000)
  Accrued interest receivable               21,000         86,000      (196,000)
  Inventory                               (461,000)             -             -
  Prepaid expenses and other
    current assets                        (241,000)      (478,000)      (16,000)
  Licenses                                       -              -      (100,000)
  Other assets                             130,000         (1,000)            -
  Accounts payable and accrued expenses    983,000        328,000       353,000
  Accrued interest payable                   1,000         27,000       283,000
                                       ------------   ------------  ------------
Net cash used in operating activities   (8,595,000)    (5,272,000)   (4,331,000)

Cash flows from investing activities:
 Capital expenditures                     (403,000)      (419,000)      (72,000)
 Redemptions (purchases) of
  short-term investments and
  certificates of deposit, net           4,368,000      4,094,000   (17,394,000)
 Purchase of businesses,
  net of cash acquired                  (1,313,000)             -             -
 Other investing activities                 36,000              -             -
                                       ------------   ------------   -----------
Net cash provided by (used in)
  investing activities                   2,688,000      3,675,000   (17,466,000)

Cash flows from financing activities:
 Proceeds from notes payable                     -        600,000             -
 Payments of notes payable                (107,000)       (25,000)      (26,000)
 Purchase of treasury stock                      -              -      (754,000)
 Notes receivable from shareholders              -              -    (1,045,000)
 Proceeds from convertible note, net             -              -    12,615,000
 Proceeds from stock issuances, net         32,000         33,000    18,553,000
                                       ------------   ------------   -----------
Net cash provided by (used in)
  financing activities                     (75,000)       608,000    29,343,000
                                       ------------   ------------   -----------
Net increase (decrease) in cash and
  cash equivalents                      (5,982,000)      (989,000)    7,546,000

Cash and cash equivalents at
  beginning of period                    7,426,000      8,415,000       869,000
                                       ------------   ------------  ------------
Cash and cash equivalents at
  end of period                         $1,444,000     $7,426,000    $8,415,000
                                       ============   ============  ============

Cash paid for interest                  $1,083,000     $  959,000    $   50,000
Cash paid for income taxes                       -              -             -

Supplemental disclosure of
   noncash transactions
 Acquisition of Australia patents
   Assets acquired                         676,000              -             -
   Stock and warrants issued              (676,000)             -             -

    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Three years ended December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Access Pharmaceuticals, Inc. is a diversified emerging pharmaceutical company engaged in the development of novel therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms. We operate in a single industry segment. Our efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988. Prior to 2002, we presented our financial statements as a development stage enterprise. We no longer consider ourselves to be in the development stage.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

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

Short-term Investments
----------------------

All short term investments are classified as held to maturity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Patents and Applications
------------------------

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain.

Licenses
--------

We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

            Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Revenue Recognition
-------------------

Licensing revenues are recognized over the period of our performance obligation. Licensing agreements generally require payments of fees on executing the agreement with milestone payments based on regulatory approvals and cumulative sales. Some agreements allow for the return of a portion of the initial execution fee if regulatory approvals are not received. Many of our agreements are for ten years with automatic extensions. Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts. Advance payments received are recorded as unearned revenue until the related research activities are performed. Royalty income is recognized as earned. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

Revenue from product sales is recognized when the customer's order is shipped from our third party logistics company's warehouse.

Research and Development Expenses
---------------------------------

Pursuant to SFAS No. 2, "Accounting for Research and Development
Costs," our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, development cost, clinical trial expense, outside manufacturing and consulting.

Income Taxes
------------

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

Loss Per Share
--------------

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

                     Three years ended December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Acquisition-Related Intangible Assets and Change In Accounting Principles
-------------------------------------------------------------------------

Effective January 1, 2002, we adopted SFAS 141, "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets."
SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. The intangible assets of the company that did not meet the separate recognition criteria of SFAS 141 were licenses and acquired patents. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, and an annual test in the fourth quarter of 2002, which did not result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):

                                December 31, 2002  December 31, 2001
                              ----------------------------------------
                                  Gross                   Gross
                                carrying  Accumulated   carrying    Accumulated
                                  value   amortization    value     amortization
                             ------------ ------------ ------------ ------------
Amortizable intangible assets

Patents                          $2,966       $  188       $    -        $   -
Licenses                            830          380        1,130          356
                               --------     --------     --------     --------
Total                            $3,796       $  568       $1,130        $ 356
                               ========     ========     ========     ========
Intangible assets not subject
   to amortization

Goodwill                         $2,464       $  596       $2,464        $ 596
                               ========     ========     ========     ========

Amortization expense related to intangible assets totaled $301,000 and $359,000 for the twelve months ended December 31, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2002 is as follows (in thousands):


2003        $  390
2004           390
2005           390
2006           390
2007           390
Thereafter   1,278
            ------
Total       $3,228
            ======

            Access Pharmaceuticals, Inc. and Subsidiaries

                  Three years ended December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net loss and loss per share for the twelve months ended December 31, 2002 and 2001, adjusted to exclude goodwill amortization expense, is as follows:

                                   Twelve months ended December 31,
                                   --------------------------------
                                           2002         2001

                                      ------------  ------------
Net loss
  Reported net loss allocable
    to common stockholders                $(9,384)      $(6,027)
  Goodwill amortization                         -           246
                                      ------------  ------------
  Adjusted net loss allocable
     to common stockholders               $(9,384)      $(5,781)
                                      ============  ============

Basic and diluted loss per share
  Reported basic and diluted
    loss per share                          $(.72)        $(.47)
  Goodwill amortization                         -           .02
                                      ------------  ------------
  Adjusted basic and diluted
    loss per share                          $(.72)        $(.45)
                                      ============  ============

Stock-Based Compensation
------------------------

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

We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and apply Accounting
Principles Board Opinion No. 25, or APB 25, and related interpretations in accounting for our stock option plans. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

At December 31, 2002 we had two stock-based employee compensation plans, which are described more fully in Note 11. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                December 31,
                                        ---------------------------
                                            2002          2001          2000
                                        ------------  ------------  ------------
Net loss
  As reported                           $(9,384,000)  $(6,027,000)  $(5,428,000)
  Pro forma                             (11,046,000)   (7,592,000)   (6,366,000)
Basic and diluted loss per share
  As reported                                 ($.72)        ($.47)        ($.49)
  Pro forma                                   ($.84)        ($.59)        ($.57)

            Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Use of Estimates
----------------

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

We tested goodwill for impairment based on estimates of fair value. It is at least reasonably possible that the estimates used by us will be materially different from actual amounts. These differences could result in the impairment of all or a portion of our goodwill, which could have a materially adverse effect on our results of operations.

Segment Information
-------------------

We currently operate as a single segment under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have an impact on our financial position or results of operations.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, cash equivalents, short-term investments and certificates of deposit approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and there were no available securities as a basis to value our debt.

New Accounting Pronouncements
------------------------------

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS
No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. There will be no financial statement effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

           Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments consist of certificates of deposit maturing from March 2003 through April 2004.

NOTE 3 - ACQUISITIONS

Our wholly-owned subsidiary, Access Pharmaceuticals Australia Pty.
Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement dated February 26,
2002. Under the terms of the Asset Sale Agreement, Access
Pharmaceuticals Australia Pty. Limited acquired the patents to three targeted therapeutics technologies and retained the scientific group that has developed this technology. The total consideration payable by us will be paid in a combination of cash and stock over a three-year period and is dependent on the achievement of certain technology milestones. We paid $500,000 at closing and an additional total of up to $525,000 will be paid over a three-year period. Additionally up to $350,000 may be payable if events occur that result in certain new agreements. We also issued as consideration 172,584 shares of our common stock (valued at $633,000) and warrants to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share (valued at $43,000 using the Black-
Scholes option pricing model). The stock issued is subject to restriction and could not be sold until February 27, 2003.

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

The cost of the acquisition has been assigned principally to patents and will be amortized over the useful life of the patents.

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. The two major components of the acquisition are the US marketing rights to amlexanox 5% paste which is currently marketed for the treatment of canker sores under the trademark Aphthasol (R), and the remaining worldwide marketing rights for this indication which were the subject of a prior licensing agreement between the companies. Under the terms of the agreement, we made an initial upfront payment of $750,000 and an additional payment of $250,000 on January 22, 2003. We will make an additional $250,000 on July 22, 2003 and future possible milestone payments based on the commercial success of amlexanox. The commercial terms of our prior mucositis agreement between the companies, which granted us worldwide rights for this indication, will remain in place.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under a consulting agreement between Thoma Corporation ("Thoma") and us, Thoma receives payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., our Chairman of the Board of Directors, is an owner of Thoma Corp. Thoma received payments for consulting services and was also reimbursed for expenses as follows:

         Consulting       Expense
Year        Fees       Reimbursement
----    -----------    -------------
2002       $18,000         $   -
2001        54,000             -
2000        72,000         1,000


             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 4 - RELATED PARTY TRANSACTIONS - continued

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell's payments for consulting services, expense reimbursements and warrants are as follows:


         Consulting       Expense                   Exercise
Year       Fees        Reimbursement    Warrants      Price
----    -----------    -------------    --------    --------
2002     $ 55,000        $ 3,000         10,000       $4.91
2001      101,000         16,000         15,000       $3.00
2000       66,000          9,000         30,000       $2.00


See Note 10 for a discussion of our  Restricted Stock Purchase Program.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               December 31,
                                       --------------------------
                                           2002          2001
                                       ------------  ------------
Laboratory equipment                    $1,524,000    $1,139,000
Laboratory and building improvements       157,000       151,000
Furniture and equipment                    191,000       179,000
                                       ------------  ------------
                                         1,872,000     1,469,000

Less accumulated depreciation
  and amortization                       1,130,000       992,000
                                       ------------  ------------
Net property and equipment              $  742,000    $  477,000
                                       ============  ============

Depreciation and amortization on property and equipment was $138,000, $57,000, and $64,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 6 - 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the
"401(k) Plan") covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002, $10,500 in 2001 and 2000) and to have the amount of such reduction contributed to the 401(k) Plan. We have implemented a 401(k) matching program whereby we contribute for each dollar a participant contributes a like amount, with a maximum contribution of 2% of a participant's earnings. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $37,000 in 2002, $32,000 in 2001, and $22,000 in 2000.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 7 - NOTE PAYABLE AND OTHER OBLIGATIONS

On September 20, 2001, we completed a $600,000 installment loan with a bank. The loan was used to purchase capital equipment and for leasehold improvements to expand our laboratory and office space. The loan is due in 60 equal installments, including interest at 6.5%. The loan is secured by a $468,000 certificate of deposit classified as an other asset at December 31, 2002.

On February 26, 2002, our wholly-owned subsidiary, Access
Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement. We will pay $175,000 each February 26, starting in 2003, for a total of up to $525,000, over a three-year period.

On July 22, 2002, we acquired from GlaxoSmithKline the patents, trademarks and technology covering the use of amlexanox for the treatment of mucosal and skin disorders. Under the terms of the agreement, we made a payment of $250,000 on January 22, 2003. We will make an additional $250,000 payment on July 22, 2003.

Future maturities of the note payable and other obligations are as follows:

2003     $  787,000
2004        294,000
2005        305,000
2006        103,000
         -----------
         $1,489,000
         ===========

NOTE 8 - CONVERTIBLE NOTES

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. Our convertible notes are due in two parts, $8,050,000 due on September 13, 2005 and $5,500,000 due on September 13, 2006. The notes bear interest at 7.7% per annum with $1,041,000 of interest due annually on September 13th.
The notes have a fixed conversion price of $5.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates. Total expenses of issuance were $915,000 and are amortized over the life of the notes.

NOTE 9 - COMMITMENTS

At December 31, 2002, we do have commitments under noncancelable operating leases for facilities and equipment as follows:

                       Operating
                         leases
                       ----------
2003                   $ 204,000
2004                     200,000
2005                     192,000
2006                      42,000
                       ----------
Total future minimum
  lease payments       $ 638,000
                       ==========

We lease certain office and research and development facilities under an operating lease. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $138,000, $114,000 and $85,000, respectively.

           Access Pharmaceuticals, Inc. and Subsidiaries

                  Three years ended December 31, 2002

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock
------------

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

Restricted Stock Purchase Program
---------------------------------

On October 12, 2000, the Board of Directors authorized a Restricted
Stock Purchase Program. Under the Program, the Company's executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 190,000 shares were purchased under the Program by four eligible participants at $5.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participant's delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for the corporate secretary. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheet.

The stock granted under the Program other than to the corporate secretary vests ratably over a four year period. The stock granted to the corporate secretary vested on the date of grant.

Warrants
--------

There were warrants to purchase a total of 990,343 shares of common stock outstanding at December 31, 2002. All the warrants were exercisable at December 31, 2002. The warrants had various prices and terms as follows:

                                          Warrants    Exercise   Expiration
 Summary of Warrants                     Outstanding   Price        Date
---------------------------------------- ----------- ---------- -----------
2002 warrants offered in acquisition (a)     25,000     $ 5.00    2/26/05
2002 scientific consultant (b)               10,000       4.96    2/01/09
2001 scientific consultant (c)               15,000       3.00    1/1/08
2000 offering (d)                           326,637       2.00    3/01/05
2000 scientific consultant (e)               30,000       2.00    1/01/07
2000 scientific consultant (f)                7,500       3.00    1/01/04
1999 offering (g)                           105,548       2.00    10/18/04
1999 financial advisor (h)                  100,000       2.93    3/26/04
1999 scientific consultant (i)               30,000       3.00    1/01/03
1998 offering (j)                           242,287       3.00    4/01/03
1998 offering (j)                            83,371       3.00    7/30/03
1998 financial advisor (k)                   15,000       4.00    12/01/03
                                           ---------
        Total                               990,343
                                           =========

          Access Pharmaceuticals, Inc. and Subsidiaries

               Three years ended December 31, 2002

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

a) During 2002, a company received warrants to purchase 25,000 shares of common stock at an exercise price of $5.00 per share at any time from February 26, 2002 until February 26, 2005. The warrants were issued in connection with the acquisition of patents in Australia. The fair value of the warrants was $1.72 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.67%, expected volatility 81% and an expected life of 3 years. Total fair value of the warrants relating to the purchase of patents ($43,000) has been capitalized as patent costs and an increase to additional paid-in capital.

b) During 2002, a scientific advisor received warrants to purchase 10,000 shares of common stock at an exercise price of $4.91 per share at any time from February 1, 2002 until February 1, 2009, for scientific consulting services rendered in 2002. The fair value of the warrants was $3.70 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.90%, expected volatility 81% and an expected life of 7 years. Total fair value of the warrants relating to the consulting services ($37,000) has been recorded as consulting expense and an increase to additional paid-in capital.

c) During 2001, a scientific advisor received warrants to purchase 15,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2001 until January 1, 2008, for scientific consulting services rendered in 2001. The fair value of the warrants was $2.74 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.03%, expected volatility 118% and an expected life of 7 years. Total fair value of the warrants relating to the consulting services ($41,000) has been recorded as consulting expense and an increase to additional paid-in capital.

d) In connection with the aforementioned offerings of common stock in 2000, warrants to purchase a total of 509,097 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

e) During 2000, a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $2.00 per share at any time from January 1, 2000 until January 1, 2007, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.68 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.625%, expected volatility 118% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($50,000) has been recorded as consulting expense and an increase to additional paid-in capital.

f) During 2000, a scientific advisor received warrants to purchase 7,500 shares of common stock at any time from January 1, 1999 until January
1, 2004, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.87 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility
122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($14,000) has been recorded as consulting expense and an increase to additional paid-in capital.

g) In connection with offerings of common stock in 1999, warrants to purchase a total of 165,721 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

          Access Pharmaceuticals, Inc. and Subsidiaries

                Three years ended December 31, 2002

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

h)  During 1999, a financial advisor received warrants to purchase
100,000 shares of common stock at any time from March 26, 1999 until March 26, 2004, for financial consulting services rendered in 1999. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.42%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($249,000) has been recorded as general and administrative expense and an increase to additional paid-in capital

i) During 1999, a scientific advisor received warrants to purchase 30,000 shares of common stock at any time from January 1, 1999 until January
1, 2003, for scientific consulting services rendered in 1999. The fair value of the warrants was $1.56 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility
122% and an expected life of 4 years. Total fair value of the warrants relating to the consulting services ($47,000) has been recorded as consulting expense and an increase to additional paid-in capital.

j) In connection with offerings of units and common stock in 1998, warrants to purchase a total of 579,627 shares of common stock were issued. All of the warrants are exercisable immediately at $3.00 per share and expire five years from date of issuance.

k) During 1998, a financial advisor received warrants to purchase 15,000 shares of common stock at any time from December 1, 1998 until December 1, 2003, for financial consulting services rendered in 1998. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 4.85%, expected volatility 122% and an expected life of 5 years. Total fair value of the warrants relating to the consulting services ($37,000) has been recorded as general and administrative expense and an increase to additional paid-in capital.

2001 Restricted Stock Plan
--------------------------

We have a restricted stock plan, the 2001 Restricted Stock Plan, under which 200,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests over five years, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2002 there were 94,857 shares granted and 105,143 shares available for grant under the 2001 Restricted Stock Plan.

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

At December 31, 2002, there were 238,500 additional shares available for grant under the 1995 Stock Awards Plan.

            Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2002

NOTE 11 - STOCK OPTION PLANS - Continued

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: dividend yield of 0% for all periods; volatility of 98%, 90% and 118%; risk-free interest rates of 2.03%, 3.70% and 4.85% and expected lives of four years for all periods. The weighted average fair values of options granted were $2.46, $2.52 and $2.88 per share during 2002, 2001 and 2000, respectively.

Summarized information for the 1995 Stock Awards Plan is as follows:

                                                          Weighted-
                                                          average
                                                          exercise
                                               Shares       price
                                            ------------  --------
Outstanding options at January 1, 2000          633,000      $2.47
Granted, fair value of $2.46 per share          551,500       4.94
Exercised                                       (47,916)      2.64
Forfeited                                       (10,000)      1.73
                                              ---------
Outstanding options at December 31, 2000      1,126,584       3.68

Granted, fair value of $2.52 per share          154,000       3.65
                                              ---------
Outstanding options at December 31, 2001      1,280,584       3.68

Granted, fair value of $2.88 per share          493,000       3.53
Exercised                                        (2,428)      2.08
Forfeited                                       (60,000)      3.17
                                              ---------
Outstanding options at December 31, 2002      1,711,156       3.59
                                              =========

Exercisable at December 31, 2000                414,239       2.59
Exercisable at December 31, 2001                733,851       3.20
Exercisable at December 31, 2002                997,570       3.35


Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2002 is summarized below:

                                         Weighted average              Weighted-
                         Number of   ----------------------- Number of  average
                           shares      Remaining   Exercise   shares    exercise
Range of exercise prices outstanding life in years  price   exercisable  price
------------------------ ----------- ------------- -------- ----------- --------
$1.49-2.18                  328,972       7.2       $2.00      275,503   $2.00
$2.50-2.81                  203,100       8.5        2.58      152,379    2.60
$2.94-3.99                  749,084       8.4        3.43      311,855    3.05
$4.05-7.8125                430,000       8.1        5.87      257,833    5.64
                          ---------                            -------
                          1,711,156                            997,570
                          =========                            =======

            Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 11 - STOCK OPTION PLANS - Continued

Summarized information for the 2000 Special Stock Option Plan is as follows:

                                                   Weighted-
                                                    average
                                                    exercise
                                          Shares      price
                                       ----------  ----------
Outstanding options at January 1, 2000         -
Granted                                  500,000      $2.50
Outstanding options at December 31,
  2000, 2001 and 2002                    500,000      $2.50


343,749 of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2002, 218,749 of the options were exercisable at December 31, 2001 and none were exercisable at December 31, 2000. All of the options expire on March 1, 2010 and have an exercise price of $2.50 per share.

All issued options under the 1987 Stock Awards Plan are vested and exercisable. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:

                                                     Weighted-
                                                      average
                                            Stock    exercise
                                           options     price
                                         ----------- ---------
Outstanding awards at January 1, 2000       30,002      $34.66
Forfeited                                   (1,250)      30.00
                                            ------
Outstanding awards at December 31, 2000     28,752       37.38

Forfeited                                   (2,750)      23.52
                                            ------
Outstanding awards of December 31, 2001     26,002       46.18

Forfeited                                   (8,824)      90.45
                                            ------
Outstanding awards of December 31, 2002     17,178       23.31
                                            ======

All options outstanding were exercisable at each year end.

Further information regarding options outstanding and exercisable under the 1987 Stock Awards Plan at December 31, 2002 is summarized below:

                                                    Weighted average
                                            -------------------------------
                               Number          Remaining      Exercise
Range of exercise prices     of shares            life          price
-------------------------    ---------       ------------   -----------
$0-$17.50                      11,428              2.0         $17.42
$35.00                          5,750              1.0          35.00
                               ------
                               17,178
                               ======

                Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                         2002          2001          2000
                                     ------------  ------------  ------------
Income taxes at U.S. statutory rate  $(3,191,000)  $(2,049,000)  $(1,846,000)
Change in valuation allowance          1,153,000     1,897,000       (24,000)
Expenses not deductible                   15,000         8,000        46,000
Expiration of net operating loss
  and general business credit
  carryforwards, net of revisions      2,023,000       144,000     1,824,000
                                     ------------  ------------  ------------
Total tax expense                    $         -   $         -   $         -
                                     ============  ============  ============

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:


                                                     December 31,

                                         2002          2001          2000
                                     ------------  ------------  ------------
Deferred tax assets (liabilities)
Net operating loss carryforwards     $20,487,000   $19,259,000   $18,491,000
General business credit carryforwards  1,356,000     1,396,000       445,000
Property, equipment and goodwill         119,000       154,000       (24,000)
                                     ------------  ------------  ------------
Gross deferred tax assets             21,962,000    20,809,000    18,912,000
Valuation allowance                  (21,962,000)  (20,809,000)  (18,912,000)
                                     ------------  ------------  ------------
Net deferred taxes                   $         -   $         -   $         -
                                     ============  ============  ============

At December 31, 2002, we had approximately $60,255,000 of net operating loss carryforwards and approximately $1,356,000 of general business credit carryforwards. These carryforwards expire as follows:


                 Net operating       General business
               loss carryforwards  credit carryforwards
               ------------------  --------------------
2003              $ 7,145,000         $         -
2004                5,713,000                   -
2005                2,897,000              26,000
2006                  198,000              38,000
2007                3,330,000              26,000
Thereafter         40,972,000           1,266,000
                  -----------         -----------
                  $59,128,000         $ 1,752,000
                  ===========         ===========

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2002

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

William Hall ("Hall") filed suit against Access, and certain officers of Access, in Dallas County, Texas, District Court, on or about February 7, 2003. Although the claims in Hall's complaint are not clearly delineated, he appears to bring claims for fraud, conspiracy, and theft against all defendants, and a claim for breach of contract against Access. Each of the allegations relates to an allegedly unfulfilled contractual obligation to deliver to Hall 45,000 warrants to purchase our stock. Hall alleges in his complaint and in a subsequent letter that the warrants, had they been delivered, could have been worth up to $540,000. He seeks as damages this amount, his attorney's fees, and an unstated amount of punitive damages.


We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have only recently begun. Access intends to be vigorous in both its defense of Hall's claims and its pursuit of our counterclaims.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2002 and 2001 were as follows (in thousands, except per share amounts):


                                        2002 Quarter Ended
                           ----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ----------  ----------  ----------  ----------
Revenue                      $   116     $   263     $    91     $   677
Operating loss                (1,763)     (2,118)     (2,675)     (2,144)
Net loss                     $(1,866)    $(2,308)    $(2,858)    $(2,352)
                           ==========  ==========  ==========  ==========

Basic and diluted loss per
  common share                $(0.14)     $(0.18)     $(0.22)     $(0.18)
                           ==========  ==========  ==========  ==========


                                           2001 Quarter Ended
                           ----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ----------  ----------  ----------  ----------
Revenue                      $   211     $    10     $    11     $    11
Operating loss                (1,330)     (1,584)     (1,844)     (1,550)
Net loss                     $(1,171)    $(1,517)    $(1,744)    $(1,595)
                           ==========  ==========  ==========  ==========
Basic and diluted loss per
  common share                $(0.09)     $(0.12)     $(0.13)     $(0.12)
                           ==========  ==========  ==========  ==========