Form 10-Q
period 2003-03-31
ACCESS PHARMACEUTICALS INC
filed 2003-05-15
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

Yes      No  X
    ---     ---

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2003 was 13,213,899 shares of common stock, $0.01 par value per share.



                         Total No. of Pages  25

                     PART I -- FINANCIAL INFORMATION

Risk Factors

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this 10-Q, the Annual Report on Form 10-K as of December 31, 2002 and documents incorporated by reference.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $49.7 million through March 31, 2003. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials.

We do not have significant operating revenue and we may never attain profitability.
-------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of amlexanox or Zindaclin(R) products to date and we may not receive significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not receive revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal royalties any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

The success of our research and development activities, upon which we primarily focus, is uncertain.
------------------------------------------------------------

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

We may be unable to obtain necessary additional capital to
fund operations in the future.
-----------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements through September 2004, we may need to raise substantial additional capital during that period because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

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

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.
---------------------------------------------------------------------

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

Our ability to commercialize, and market our products and product candidates could be limited if any of these existing relationships were terminated.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
-------------------------------------------------------------------------

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R) by Access. GSK has manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a facility that is certified by the FDA for Good Manufacturing Practices. We acquired the rights to amlexanox 5% paste from GSK on July 22, 2002. We have evaluated various manufacturers and selected a manufacturer of our product.
Production is planned to start in June 2003.

Access and Block Drug Company entered into a Supply Agreement whereas Block Drug Company was to produce Aphthasol(R) for Access for a defined period of time at its Puerto Rico facility. Access has been advised by Block Drug Company that is unable to comply with the terms of the Supply Agreement and will not be able to produce Aphthasol(R) for Access. Access has notified Block Drug Company that it is in breach of the Supply Agreement and is conducting discussions with Block Drug
Company to resolve this issue. Based on the current sales volumes of Aphthasol(R), Access believes that it has sufficient product to supply wholesalers through June 2003. An alternative supplier has been identified and Access is in the process of negotiating a contract for the supply of Aphthasol(R). In the event that Block Drug Company remains in breach of the Supply Agreement (which Access anticipates) and does not supply Aphthasol(R) to Access, there will be an interruption of supply to the wholesaler until an alternate manufacturer of Aphthasol(R) is able to produce the product. Wholesaler inventories may enable a continuing supply of the product to the consumer, although there is no guarantee that such inventory will be sufficient. Until the product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.

Amlexanox 5% paste was approved in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing to Strakan, Zambon, Esteve and Mipharm for specific countries in Europe. Esteve is currently preparing to manufacture the product and is obtaining the necessary European and FDA approvals. Esteve has experience in the manufacture of other commercial pharmaceutical products.

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and the ResiDerm(R) technology to Strakan Ltd. for the period of the patents. We receive a royalty on the sales of the product. Strakan has a contract manufacturer for Zindaclin(R) in a European Union approved facility. Zindaclin(R) was approved in the UK and seven additional European Union countries and is currently under review for approval in the remaining EU countries.

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

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
-----------------------------------------------------------------------

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

* OraDisc(TM) has completed a Phase III clinical trial in the US.

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

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
----------------------------------------------------------------------------

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain complete insurance coverage.
----------------------------------------------------------------------

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable able to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.
------------------------------------------------------------------------

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

Intense competition may limit our ability to successfully develop and market commercial products.
----------------------------------------------------------------------

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Cisplatin is marketed by Bristol-Myers-Squibb the originator of the drug and by several generic manufacturers. Carboplatin is marketed exclusively by Bristol-Myers-Squibb and Oxaliplatin by Sanofi-Synthelabo. Our principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon, Inhale and Pharmacia, which are developing alternate drugs in combination with polymers. Several companies are working on therapies and formulations that may be competitive with our drug delivery system, including Bristol-Myers-Squibb, Centocor (acquired by Johnson
& Johnson), GlaxoSmithKline, Imclone and Xoma, which are developing targeted monoclonal antibody therapy, and Nexstar (acquired by Gilead Sciences), The Liposome Company (acquired by Elan Corporation) and
Sequus Pharmaceuticals (acquired by Alza Corporation), which are developing liposomal formulations. In addition, RxKinetics, Human
Genome Sciences and Amgen are developing competitive products to treat mucositis. Furthermore, Benzamycin, marketed by a subsidiary of Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp. are competitive with Residerm(R) products and technology and prescription steroids such as Kenalog in OraBase developed by Bristol-Myers Squibb are competitive with our commercialized Aphthasol(R) product.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
--------------------------------------------------------------------

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

The market may not accept any pharmaceutical products that we successfully develop.
--------------------------------------------------------------

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

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
----------------------------------------------------------------------

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------------------

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Mr. Gray and David Nowotnik our Senior
Vice President Research and Development, their employment may be terminated by them or us at any time. In addition, Mr. Gray's and Dr. Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources.
If we develop pharmaceutical products that we will commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few individual investors which could limit the ability of our other stockholders to influence the direction of the company.
------------------------------------------------------------------------

Heartland Advisors, Inc. and Larry N. Feinberg (Oracle Partners LP,
Oracle Institutional Partners LP and Oracle Investment Management Inc.) currently beneficially own approximately 14.0% and 14.0% respectively, of our issued and outstanding common stock as of May 14, 2003.
Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders.
--------------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 13,213,899 shares of our common stock that are outstanding as of May 14, 2003 are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

AMEX listing requirements.
--------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels. We are not in compliance with this stockholders' equity standard as of March 31, 2003. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

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

Also, Strakan Limited, our United Kingdom partner, has used our patented Residerm(R) technology to develop zinc clindamycin for the treatment of acne. Strakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R) in March 2002. The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2003, our accumulated deficit was $49,703,000, of which $8,894,000 was the result of the write-off of excess purchase price.

                                 12
<PAGE)
LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of March 31, 2003 our cash and cash equivalents were $7,376,000 and our working capital was $5,149,000.
Our working capital at March 31, 2003 represented a decrease of $2,445,000 as compared to our working capital as of December 31, 2002 of $7,594,000. The decrease in working capital was due to the loss from operations for the first quarter of 2003.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2003 of $49,703,000. We expect that our existing capital resources will be adequate to fund our current level of operations through September 2004. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

*  successful regulatory filings.

We have issued an aggregate of $13,500,000 of convertible notes, which are due in two parts, $8,050,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2006. The notes bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13 and, under certain circumstances, convert to Common Stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to restructure the terms of the notes as we near the due date for repayment. Any such restructuring could have a significant impact on our capital structure and liquidity.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Our licensing revenue in the first quarter of 2003 was $86,000, as compared to licensing revenue of $116,000 in same quarter of 2002, a decrease of $30,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2003 and 2002 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

Product sales of Aphthasol(R) totaled $303,000 in the first quarter of 2003. Our first sales of Aphthasol(R) were recorded in December 2002.

Royalty income in the first quarter of 2003 was $4,000. No royalty was recorded in 2002 until the fourth quarter.

Total research spending for the first quarter of 2003 was $1,797,000, as compared to $1,323,000 for the same period in 2002, an increase of $474,000. The increase in expenses was primarily the result of:

* higher clinical costs ($311,000) for our OraDisc(TM) clinical trials and ($93,000) for the AP5280 and AP5346 polymer platinate clinical trials;

*  higher scientific salary costs ($127,000) due to additional employees;

* higher expenses due to our Australia laboratory costs ($81,000) which was acquired in the first quarter of 2002; and

*  other net increases ($34,000).

The increase in expenses was partially offset by:

* lower product development costs ($131,000) for products made for our clinical trials; and

* lower clinical costs ($41,000) for our amlexanox gel clinical trial that was completed in the first quarter of 2002.

We expect research spending to increase in future quarters and remain higher than in prior quarters as we intend to hire additional scientific and clinical staff, commence additional clinical trials and accelerate preclinical development activities as we continue to develop our product candidates.

Our cost of product sales was $109,000 in the first quarter of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Total general and administrative expenses were $537,000 for the first quarter of 2003, an increase of $38,000 as compared to the same period in 2002. The increase in spending was due primarily to the following:

*  higher patent expenses ($51,000), due to new patent expenses; and

* higher rent and utilities expenses ($12,000) due to the expansion of our facilities.

The above increases in spending are partially offset by lower salary expenses ($7,000) and other net decreases ($18,000).

Depreciation and amortization was $144,000 for the first quarter of 2003 as compared to $57,000 for the same period in 2002 reflecting an increase of $87,000. The increase in depreciation and amortization is due to increased depreciation resulting from the acquisition of additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from GlaxoSmithKline.

Total operating expenses in the first quarter of 2003 were $2,587,000 as compared to total operating expenses of $1,879,000 for the same period in 2002.

Loss from operations in the first quarter of 2003 was $2,194,000 as compared to a loss of $1,763,000 for the same period in 2002.

Interest and miscellaneous income was $98,000 for the first quarter of 2003 as compared to $214,000 for the same period in 2002, a decrease $116,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $315,000 for the first quarter of 2003 as compared to $317,000 for the same period in 2002, a decrease of $2,000.

Net loss in the first quarter of 2003 was $2,411,000, or a $0.18 basic and diluted loss per common share, compared with a loss of $1,866,000, or a $0.14 basic and diluted loss per common share for the same period in 2002.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2003 and 2004 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $42,000. The estimated effect assumes no changes in our short-term investments at March 31, 2003. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Changes In Internal Controls: There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

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

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have only recently begun. Access intends to be vigorous in both defense of Hall's claims and its pursuit of our counterclaims.

ITEM 2  CHANGES IN SECURITIES

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

99.1 Certification of Financial Statements by Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

99.2 Certification of Financial Statements by Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:  None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ACCESS PHARMACEUTICALS, INC.

Date: May  14, 2003          By: /s/ Kerry P. Gray
                                -------------------------
                                 Kerry P. Gray
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date: May  14, 2003          By: /s/ Stephen B. Thompson
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Stephen B. Thompson
-----------------------
Stephen B. Thompson
Chief Financial Officer

              Access Pharmaceuticals, Inc. and Subsidiaries

                 Condensed Consolidated Balance Sheets

                                        March 31, 2003  December 31, 2002
                                        --------------  --------------
     ASSETS                               (unaudited)
Current assets
 Cash and cash equivalents               $  3,223,000    $  1,444,000
 Short term investments, at cost            4,153,000       8,332,000
 Accounts receivable                        1,420,000       1,184,000
 Accrued interest receivable                   77,000          89,000
 Inventory                                    238,000         461,000
 Prepaid expenses and other current assets    630,000         852,000
                                        --------------  --------------
   Total current assets                     9,741,000      12,362,000

Property and equipment, net                   798,000         742,000

Debt issuance costs, net                      450,000         496,000

Patents, net                                2,906,000       2,991,000

Licenses, net                                 429,000         449,000

Goodwill, net                               1,868,000       1,868,000

Other assets                                  551,000         579,000
                                        --------------  --------------
  Total assets                           $ 16,743,000    $ 19,487,000
                                        ==============  ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses   $  2,484,000    $  2,469,000
 Accrued interest payable                     571,000         311,000
 Deferred revenues                            996,000       1,199,000
 Current portion of note payable and
     other future obligations                 541,000         789,000
                                        --------------  --------------
   Total current liabilities                4,592,000       4,768,000

Long-term obligations for
  purchased patents                           173,000         346,000

Note payable, net of current portion          324,000         354,000

Convertible notes                          13,530,000      13,530,000
                                        --------------  --------------
Total liabilities                          18,619,000      18,998,000
                                        --------------  --------------

Commitments and contingencies                       -               -

Stockholders' equity
 Preferred stock - $.01 par value;
   authorized 2,000,000 shares;
   none issued or outstanding                       -               -
 Common stock - $.01 par value;
   authorized 50,000,000 shares;
   issued, 13,213,899 at March 31, 2003
   and 13,159,119 at December 31, 2002        132,000         132,000
 Additional paid-in capital                49,129,000      48,989,000
 Notes receivable from stockholders        (1,045,000)     (1,045,000)
 Unamortized value of restricted
   stock grants                              (366,000)       (277,000)
 Treasury stock, at cost - 819 shares          (4,000)         (4,000)
 Accumulated other comprehensive loss         (19,000)        (14,000)
 Accumulated deficit                      (49,703,000)    (47,292,000)
                                        --------------  --------------
   Total stockholders' equity (deficit)    (1,876,000)        489,000
                                        --------------  --------------
Total liabilities and stockholders'
   equity (deficit)                      $ 16,743,000    $ 19,487,000
                                        ==============  ==============


    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

           Condensed Consolidated Statements of Operations
                              (unaudited)

                                              Three Months ended March 31,
                                             ------------------------------
                                                   2003           2002
                                             --------------  --------------
Revenues
 Licensing revenues                            $    86,000     $   116,000
 Product sales                                     303,000               -
 Royalty income                                      4,000               -
                                              -------------  --------------
  Total revenues                                   393,000         116,000

Expenses
 Research and development                        1,797,000       1,323,000
 Costs of product sales                            109,000               -
 General and administrative                        537,000         499,000
 Depreciation and amortization                     144,000          57,000
                                              -------------  --------------
  Total expenses                                 2,587,000       1,879,000
                                              -------------  --------------

Loss from operations                            (2,194,000)     (1,763,000)

Other income (expense)
Interest and miscellaneous income                   98,000         214,000
Interest expense                                  (315,000)       (317,000)
                                              -------------  --------------
                                                  (217,000)       (103,000)

                                              -------------  --------------
Net loss                                       $(2,411,000)    $(1,866,000)
                                              =============  ==============

Basic and diluted loss per common share             $(0.18)         $(0.14)
                                              =============  ==============
Weighted average basic and diluted
  common shares outstanding                     13,199,900      12,934,263
                                              =============  ==============

     The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

              Condensed Consolidated Statements of Cash Flows
                               (unaudited)

                                               Three Months ended March 31,
                                               ----------------------------
                                                    2003            2002
                                               --------------  --------------
Cash flows from operating activities:
 Net loss                                      $ (2,411,000)   $ (1,866,000)
 Adjustments to reconcile net loss to cash
     used in operating activities:
   Warrants issued in payment of
     consulting expenses                             30,000          37,000
   Amortization of restricted stock grants           21,000           9,000
   Depreciation and amortization                    144,000          57,000
   Amortization of debt costs                        46,000          46,000
   Change in deferred revenue                      (203,000)        (10,000)
   Change in operating assets and liabilities:
     Accounts receivable                           (236,000)       (304,000)
     Accrued interest receivable                     12,000           9,000
     Inventory                                      223,000               -
     Prepaid expenses and other current assets      222,000        (223,000)
     Other assets                                    28,000          52,000
     Accounts payable and accrued expenses           15,000         (53,000)
     Accrued interest payable                       260,000         260,000
                                               --------------  --------------
Net cash used in operating activities            (1,849,000)     (1,986,000)
                                               --------------  --------------

Cash flows from investing activities:
 Capital expenditures                               (95,000)       (146,000)
 Redemptions of short term investments and
   certificates of deposit, net                   4,179,000       7,900,000
 Purchase of business and assets,
   net of cash acquired                                   -        (526,000)
                                               --------------  --------------
Net cash provided by investing activities         4,084,000       7,228,000
                                               --------------  --------------

Cash flows from financing activities:
 Effect of exchange rate changes on cash             (5,000)              -
 Payments of notes payable and long-term
   obligations                                     (451,000)        (27,000)
 Proceeds from stock issuances, net                       -          32,000
                                               ---------------  -------------
Net cash provided by (used in)
    financing activities                           (456,000)          5,000
                                               ---------------  -------------

Net increase in cash and cash equivalents         1,779,000       5,247,000

Cash and cash equivalents at beginning of period  1,444,000       7,426,000
                                               ---------------  -------------
Cash and cash equivalents at end of period      $ 3,223,000    $ 12,673,000
                                               ==============  =============

    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

          Notes to Condensed Consolidated Financial Statements
             Three Months Ended March 31, 2003 and 2002
                              (unaudited)

(1)  Interim Financial Statements

The consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March
31, 2003 and 2002 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2002 contains financial information taken from the audited financial statements as of that date.

(2)  Acquisition-Related Intangible Assets and Change In Accounting Principles

Effective January 1, 2002, we adopted SFAS 141, "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets."
SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. Intangible assets with defined lives, namely licenses and acquired patents, did not meet the separate recognition criteria of SFAS 141. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, and an annual test in the fourth quarter of 2002, which did not result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):

                                   March 31, 2003          December 31, 2002
                             ------------------------- -------------------------
                                 Gross                    Gross
                               carrying   Accumulated   carrying    Accumulated
                                value     amortization    value     amortization
                             ------------ ------------ ------------ ------------
Amortizable intangible assets

  Patents                       $ 3,178       $  272      $ 3,178      $   187
  Licenses                          830          401          830          381
                             ------------ ------------ ------------ ------------
    Total                    $    4,008   $      673   $    4,008   $      568
                             ============ ============ ============ ============

Intangible assets not subject to
    amortization

  Goodwill                      $ 2,464       $  596      $ 2,464      $   596
                             ============ ============ ============ ============


Amortization expense related to intangible assets totaled $105,000 and $74,000 for the three months ended March 31, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2003 is as follows (in thousands):


2003       $  315
2004          427
2005          427
2006          427
2007          427
Thereafter  1,312
          --------
Total     $ 3,335
          ========

3)  Stock-Based Compensation

We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002, Form 10-K, in Notes to Consolidated Financial Statements in Note
1. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. All our options are issued with an exercise price at our stock's market price. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 10, to our stock-based employee plans.

                                            Quarter ended March 31,
                                         ------------------------------
                                              2003            2002
                                         --------------  --------------
Net loss
  As reported                             $(2,411,000)    $(1,866,000)
   Deduct: Stock-based employee
   compensation expense determined under
   fair value based method for awards
   granted, modified, or settled, net
   of related tax effects                    (224,000)     (1,040,000)
                                         --------------  --------------
  Pro forma                                (2,635,000)     (2,906,000)

Basic and diluted loss per share:
  As reported                                  $(0.18)         $(0.14)
  Pro forma                                     (0.20)          (0.22)

