Form 10-Q
period 2003-06-30
ACCESS PHARMACEUTICALS INC
filed 2003-08-14
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

Yes  X   No
   -----   ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
   -----    ------

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2003 was 13,279,486 shares of common stock, $0.01 par value per share.



                         Total No. of Pages   26

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

We have experienced a history of losses and we expect to
incur future losses.
---------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $49.4 million through June 30, 2003. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials.

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

* our drug candidates, even if safe and effective, may be too difficult to develop into commercially viable drugs;

* it may be difficult to manufacture or market our drug candidates on a large scale;

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

We may be unable to obtain necessary additional capital to
fund operations in the future.
----------------------------------------------------------

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

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current
relationships.
-------------------------------------------------------------

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
-------------------------------------------------------------------------

We have no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop.
As a result, we have established, and in the future intend to continue to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good
Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block Drug Company manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a facility certified by the FDA for Good Manufacturing Practices. We acquired the rights to amlexanox 5% paste from Block Drug Company on July 22, 2002. We have evaluated various manufacturers and selected a new manufacturer of amlexanox
5% paste. Production is planned to start in August 2003.

On July 22, 2003 we entered into a Supply Agreement whereby Block
Drug Company was required to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. Subsequently we were advised by Block Drug Company that it was unable to comply with the terms of the Supply Agreement and would not be able to produce Aphthasol(R) for us. In May 2003, we reached a settlement with Block
Drug Company relating to this matter whereby Block made a one-time cash payment to us and Block was relieved of certain of its obligations under the Supply Agreement and we were relieved from certain future obligations under the Asset Sale Agreement pursuant to which we purchased the assets relating to amlexanox from Block. An alternative supplier for Aphthasol(R) has been identified and we are in the process of qualifying this supplier. Initial production steps have been completed but there will be an interruption of supply to our wholesaler until the alternate manufacturer of Aphthasol(R) is able to commercially produce the product. Until the product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.

Amlexanox 5% paste was approved by regulatory authorities for sale in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing rights to

Strakan, Zambon, Esteve and Mipharm for specific countries in Europe. Esteve is currently preparing to manufacture the product and is obtaining the necessary European approvals. Esteve has experience in the manufacture of other commercial pharmaceutical products.

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

OraDisc(TM) is manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We are currently negotiating with a third party for manufacturing if the product gains regulatory approval.

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

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
-----------------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained except for Aphthasol(R) and Zindaclin(R) in certain markets. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. For example the status of our principal products are as follows:

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

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
---------------------------------------------------------------------------

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
----------------------------------------------------------------------

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

Intense competition may limit our ability to successfully develop and market commercial products.
---------------------------------------------------------------------

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Cisplatin is marketed by Bristol-Myers-Squibb, the originator of the drug, and by several generic manufacturers. Carboplatin is marketed exclusively by Bristol-Myers-Squibb and Oxaliplatin by Sanofi-Synthelabo. Our principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon, Inhale and Pharmacia, which are developing alternate drugs in combination with polymers. Several companies are working on therapies and formulations that may be competitive with our drug delivery system, including Bristol-Myers-Squibb, Centocor (acquired by Johnson & Johnson), GlaxoSmithKline, Imclone and Xoma, which are developing targeted monoclonal antibody therapy, and Nexstar (acquired by Gilead Sciences), The Liposome
Company (acquired by Elan Corporation) and Sequus Pharmaceuticals (acquired by Alza Corporation), which are developing liposomal formulations. In addition, RxKinetics, Human Genome Sciences and
Amgen are developing competitive products to treat mucositis. Furthermore, Benzamycin, marketed by a subsidiary of Aventis;
Cleocin-T and a generic topical clindamycin, marketed by Pharmacia; Benzac, marketed by a subsidiary of L'Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp. are competitive with Residerm(R) products and technology and prescription steroids such as Kenalog in OraBase developed by Bristol-Myers Squibb are competitive with our commercialized Aphthasol(R) product.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
---------------------------------------------------------------------

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

In 1996, 5% amlexanox paste was approved for sale in the United States. To date, the product is not widely accepted in the marketplace and its sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company and we intend to re-launch it by the end of 2003. The product has been approved in the UK and Canada but has not been sold in commercial quantities in any markets other than the United States.

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
--------------------------------------------------------------------------

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

We may not be successful in protecting our intellectual property and proprietary rights.
--------------------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of technologies covered by 23 U.S. patents and 18 U.S. patent applications now pending, and 6 European patents and 15 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire during the date ranges indicated below:

*  5% amlexanox paste in 2011

*  Zindaclin(R) and Residerm(R) between 2007 and 2011

*  OraDisc(TM) in 2020

*  AP5280 in 2016

*  AP5346 in 2016

*  Mucoadhesive technology, patents are pending

*  Vitamin mediated technology between 2003 and 2019

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
--------------------------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in the hands of a few individual investors which could limit the ability of our other stockholders to influence the direction of the company.
------------------------------------------------------------------------

Heartland Advisors, Inc. and Larry N. Feinberg (Oracle Partners LP,
Oracle Institutional Partners LP and Oracle Investment Management
Inc.) currently beneficially own approximately 14.0% and 14.0% respectively, of our issued and outstanding common stock as of August
14, 2003. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval.
They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
---------------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 13,279,486 shares of our common stock that are outstanding as of August 14, 2003 are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

AMEX listing requirements.
---------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels. We are not in compliance with this stockholders' equity standard as of June 30, 2003. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on AMEX.
In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.


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

Together with our subsidiaries, we have proprietary patents or rights to eight drug delivery technology platforms:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery,
* bioerodible hydrogel technology,
* erodible mucoadhesive oral film technology,
* hydrogel particle aggregate technology,
* Residerm(R) topical delivery and
* carbohydrate targeting technology.

In addition, we are marketing in the United States - Aphthasol(R), the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms of amlexanox, including mucoadhesive disc delivery.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2003, our accumulated deficit was $49,387,000, of which $8,894,000 was the result of the write-off of excess purchase price.

On July 22, 2002 we entered into a Supply Agreement whereby Block Drug Company ("Block") was required to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. Subsequently we were advised by Block that it was unable to produce Aphthasol(R) for us pursuant to the Supply Agreement. In May 2003, we reached a settlement with Block relating to this matter whereby Block made a one-time cash payment to us and Block was relieved of its obligations under the Supply
Agreement and the Asset Sale Agreement, pursuant to which we purchased certain assets relating to amlexanox and Aphthasol(R) from Block, and we were relieved from certain future obligations under the Asset Sale Agreement. An alternative supplier for Aphthasol(R) has been identified and we are in the process of qualifying this supplier. Initial production steps have been completed but there will be an interruption of supply to our wholesaler until the alternate manufacturer of Aphthasol(R) is able to commercially produce the product. Until the product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of June 30, 2003 our cash and cash equivalents were $7,471,000 and our working capital was $5,678,000.
Our working capital at June 30, 2003 represented a decrease of $1,916,000 as compared to our working capital as of December 31, 2002 of $7,594,000. The decrease in working capital was due to the loss from operations for the first quarter of 2003 offset slightly by the income from operations for the second quarter of 2003.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2003 of $49,387,000. We expect that our existing capital resources will be adequate to fund our current level of operations through September 2004. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

We will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

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

* the costs involved in conducting clinical trials;

* competing technological developments;

* the cost of manufacturing and scale-up;

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts, $8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2006. The notes bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13 and, under certain circumstances, convert to Common Stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to seek to restructure the terms of the notes as we near the due date for repayment. There can be no assurance that the holders of the notes will agree to any restructuring. Any such restructuring could have a significant impact on our capital structure and liquidity and could cause significant dilution to holders of our common stock.

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Our licensing revenue in the second quarter of 2003 was $447,000, as compared to licensing revenue of $263,000 in same quarter of 2002, an increase of $184,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2003 and 2002 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

Product sales of Aphthasol(R) totaled $229,000 in the second quarter of 2003. Our first sales of Aphthasol(R) were recorded in December 2002.

Royalty income in the second quarter of 2003 was $7,000. No royalty income was recorded in 2002 until the fourth quarter.

Total research spending for the second quarter of 2003 was $1,497,000, as compared to $1,711,000 for the same period in 2002, a decrease of $214,000. The decrease in expenses was primarily the result of:

* lower product development costs ($469,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($57,000) for our amlexanox OraDisc(TM) clinical trial that was completed in the first quarter of 2003.

The decrease in expenses was partially offset by:

* higher scientific salary costs ($74,000) due to the hiring of additional employees;

* higher expenses for our Australia laboratory ($73,000) due to increased activity and moving laboratories;

* higher clinical costs ($70,000) for the AP5280 and AP5346 polymer platinate clinical trials;

* higher lab costs ($68,000) for a new testing and stability lab and personnel; and

* other net increases ($27,000).

Our cost of product sales was $104,000 in the second quarter of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Total general and administrative expenses were $630,000 for the second quarter of 2003, an increase of $59,000 as compared to the same period in 2002. The increase in spending was due primarily to the following:

* higher patent expenses ($86,000), due to new patent applications; and

* higher professional fees ($21,000).

The above increases in spending are partially offset by:

* lower franchise taxes and licenses expenses ($35,000); and

* other net decreases ($13,000).

Depreciation and amortization was $146,000 for the second quarter of 2003 as compared to $99,000 for the same period in 2002 reflecting an increase of $47,000. The increase in depreciation and amortization is due to increased depreciation resulting from the acquisition of additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from Block Drug Company.

Total operating expenses in the second quarter of 2003 were $2,377,000 as compared to total operating expenses of $2,381,000 for the same period in 2002.

Loss from operations in the second quarter of 2003 was $1,694,000 as compared to a loss from operations of $2,118,000 for the same period in 2002.

Interest and miscellaneous income was $2,334,000 for the second quarter of 2003 as compared to $127,000 for the same period in 2002, an increase $2,207,000. The increase in miscellaneous income was due to a one time settlement agreement with Block Drug Company relating to Block's contractual obligation to supply Aphthasol(R) to us. Pursuant to the settlement, Block made a onetime cash payment to us and we were also relieved of certain future payment obligations to Block under the Asset Sale Agreement pursuant to which we purchased from Block the assets relating to amlexanox. Under the settlement agreement, Block was relieved of its obligation to supply amlexanox to us. The increase in interest and miscellaneous income was partially offset by a decrease in interest income due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $324,000 for the second quarter of 2003 as compared to $317,000 for the same period in 2002, an increase of $7,000.

Net income in the second quarter of 2003 was $316,000, or a $0.02 basic and diluted income per common share, compared with a net loss of $2,308,000, or a $0.18 basic and diluted loss per common share for the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Our licensing revenue in the first six months of 2003 was $533,000, as compared to $379,000 in the same period of 2002. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2003 and 2002 was from several agreements including agreements related to various amlexanox projects and ResiDerm(R).

Product sales of Aphthasol(R) totaled $532,000 in the first six months of 2003. Our first sales of Aphthasol(R) were recorded in December 2002.

Royalty income for the first six months of 2003 was $11,000. No royalty was recorded in 2002 until the fourth quarter.

Total research spending for the first six months of 2003 was $3,294,000, as compared to $3,034,000 for the same period in 2002, an increase of $260,000. The increase in expenses was the result of:

* higher development costs for our OraDisc(TM) ($354,000) program and polymer platinate programs ($175,000);

* higher scientific salary costs ($201,000) principally due to the hiring of additional employees;

* higher expenses associated with our Australian laboratory which we acquired in February 2002 ($154,000);

* higher lab costs ($118,000) for a new stability lab and personnel and

* other net increases ($11,000).

The increase in expenses was partially offset by:

* lower product development costs ($663,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($90,000) for our amlexanox gel clinical trial that was completed in the first quarter of 2002.

Our cost of product sales was $213,000 for the first six months of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Total general and administrative expenses were $1,167,000 for the first six months of 2003, an increase of $97,000 as compared to the same period in 2002. The increase in general and administrative expenses was due primarily to the following:

* higher patent expenses ($137,000);

* higher rent ($15,000); and

* other net increases ($4,000).

These general and administrative expense increases were partially offset by:

* lower taxes and licenses ($39,000);

* lower salaries ($10,000); and

* lower professional fees ($10,000).

Depreciation and amortization was $290,000 for the first six months of 2003 as compared to $156,000 for the same period in 2002 reflecting an increase of $134,000. The increase in depreciation and amortization is due to increased depreciation resulting from the acquisition of additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from Block Drug Company.

Total operating expenses in the first six months of 2003 were $4,964,000 as compared to total operating expenses of $4,260,000 for the same period in 2002.

Loss from operations in the first six months of 2003 was $3,888,000 as compared to a loss of $3,881,000 for the same period in 2002.

Interest and miscellaneous income was $2,432,000 for the first six months of 2003 as compared to $341,000 for the same period in 2002, an increase of $2,091,000. The increase in miscellaneous income was due to a one-time settlement agreement with Block Drug Company relating to Block's contractual obligation to supply Aphthasol(R) to us. Pursuant to the settlement, Block made a one-time cash payment to us and we were also relieved of certain future payment obligations to Block under the Asset Sale Agreement pursuant to which we purchased from Block the assets relating to amlexanox. Under the settlement agreement, Block was relieved of its obligation to supply amlexanox to us. The increase in interest and miscellaneous income was partially offset by a decrease in interest income due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $639,000 for the first six months of 2003 as compared to $634,000 for the same period in 2002, an increase of $5,000.

Net loss in the first six months of 2003 was $2,095,000, or a $0.16 basic and diluted loss per common share, compared with a loss of $4,174,000, or a $0.32 basic and diluted loss per common share for the same period in 2002.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2003 and 2004 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $42,000. The estimated effect assumes no changes in our short-term investments at June 30, 2003. We do not believe that we are exposed to any other market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures: We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

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

(b) Changes In Internal Controls: No changes in our internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                     PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

William Hall ("Hall") filed suit against Access, and certain officers of Access, in Dallas County, Texas, District Court, on or about February
7, 2003. Hall brings claims for fraud, conspiracy, and theft against all defendants, and a claim for breach of contract against Access. Each of the allegations relates to an allegedly unfulfilled promise to deliver to Hall 45,000 warrants to purchase Access stock. Hall alleges in his complaint and in a subsequent letter that the warrants, had they been delivered, would have been worth $490,000. He seeks as damages this amount, his attorney's fees, and an unstated amount of punitive damages. Access has asserted counterclaims against Hall relating to alleged misrepresentations and his interference with Access' right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis are in their initial stages. Access intends to be vigorous in both defense of Hall's claims and its pursuit of its counterclaims.

ITEM 2 CHANGES IN SECURITIES

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 2003 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

* Three directors were re-elected for three year terms with the following votes:

Stuart M Duty; 9,216,132 - For; and 142,970 - Withheld Authority
Stephen B, Howell; 9,216,091 - For; and 143,010 - Withheld Authority

* The terms of office as a director of Access of each of J. Michael Flinn, Kerry P. Gray, Max Link, Herbert H. McDade, Jr. and John J. Meakem, Jr. continued after the meeting.

* A proposal to amend our 1995 Stock Option Plan to increase the total number of shares of our common stock authorized for issuance under that plan to 2,500,000 shares was approved with 7,458,718 - For; 1,873,506 - Against; and 26,877 - Abstain.

* A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2003 was approved with 9,323,066 - For;
  13,833 - Against; and 22,202 - Abstain.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1  Certification of Chief Executive Officer of Access
Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification of Financial Statements by Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2 Certification of Financial Statements by Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

* On April 1, 2003, under Item 5, Other Events, announcing results for the year end results for the year ended December 31, 2002.

* On May 16, 2003, under Item 5, Other Events, announcing financial results for quarter ended March 31, 2003.

* On August 8, 2003, under Item 9, Regulation FD Disclosure, mentioning financial performance for the quarter ended June 30, 2003.

* On August 12, 2003, under Item 9, Regulation FD Disclosure, summarizing financial results for the quarter ended June 30, 2003.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.


Date: August  14, 2003        By: /s/ Kerry P. Gray
                                 -----------------------------
                                  Kerry P. Gray
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 14, 2003         By: /s/ Stephen B. Thompson
                                 -----------------------------
                                  Stephen B. Thompson
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

              Access Pharmaceuticals, Inc. and Subsidiaries

                   Condensed Consolidated Balance Sheets

                                          June 30, 2003  December 31, 2002
                                          --------------  --------------
     ASSETS                                (unaudited)
Current assets
 Cash and cash equivalents                 $  3,290,000    $  1,444,000
 Short term investments, at cost              4,181,000       8,332,000
 Accounts receivable                          1,004,000       1,184,000
 Accrued interest receivable                     77,000          89,000
 Inventory                                      205,000         461,000
 Prepaid expenses and other
  current assets                                591,000         852,000
                                          --------------  --------------
Total current assets                          9,348,000      12,362,000
                                          --------------  --------------

Property and equipment, net                     968,000         742,000

Debt issuance costs, net                        404,000         496,000

Patents, net                                  2,821,000       2,991,000

Licenses, net                                   408,000         449,000

Goodwill, net                                 1,868,000       1,868,000

Other assets                                    523,000         579,000
                                          --------------  --------------
 Total assets                              $ 16,340,000    $ 19,487,000
                                          ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses     $  1,553,000    $  2,469,000
 Accrued interest payable                       832,000         311 000
 Deferred revenues                              992,000       1,199,000
 Current portion of note payable and
   other future obligations                     293,000         789,000
                                          --------------  --------------
Total current liabilities                     3,670,000       4,768,000

Long-term obligations for purchased
  patents                                       185,000         346,000
Note payable, net of current portion            294,000         354,000
Convertible notes                            13,530,000      13,530,000
                                          --------------  --------------
 Total liabilities                           17,679,000      18,998,000
                                          --------------  --------------

Commitments and contingencies                         -               -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                          -               -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 13,276,924 at June 30, 2003
  and 13,159,119 at December 31, 2002           133,000         132,000
 Additional paid-in capital                  49,317,000      48,989,000
 Notes receivable from stockholders          (1,045,000)     (1,045,000)
 Unamortized value of restricted stock grants  (342,000)       (277,000)
 Treasury stock, at cost - 819 shares            (4,000)         (4,000)
 Accumulated other comprehensive loss           (11,000)        (14,000)
 Accumulated deficit                        (49,387,000)    (47,292,000)
                                          --------------  --------------
Total stockholders' equity (deficit)         (1,339,000)        489,000
                                          --------------  --------------
Total liabilities and stockholders'
  equity (deficit)                        $  16,340,000   $  19,487,000
                                          ==============  ==============

     The accompanying notes are an integral part of these statements.
                                  23

              Access Pharmaceuticals, Inc. and Subsidiaries

              Condensed Consolidated Statements of Operations
                               (unaudited)

                                 Three months ended        Six months ended
                                      June 30,                 June 30,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
Revenues
 Licensing revenues          $   447,000  $   263,000  $   533,000  $   379,000
 Product sales                   229,000            -      532,000            -
 Royalty income                    7,000            -       11,000            -
                             ------------ ------------ ------------ ------------
Total revenues                   683,000      263,000    1,076,000      379,000

Expenses
 Research and development      1,497,000    1,711,000    3,294,000    3,034,000
 Cost of product sales           104,000            -      213,000            -
 General and administrative      630,000      571,000    1,167,000    1,070,000
 Depreciation and amortization   146,000       99,000      290,000      156,000
                             ------------ ------------ ------------ ------------
Total expenses                 2,377,000    2,381,000    4,964,000    4,260,000
                             ------------ ------------ ------------ ------------

Loss from operations          (1,694,000)  (2,118,000)  (3,888,000)  (3,881,000)

Other income (expense)
 Interest and miscellaneous
   income                      2,334,000      127,000    2,432,000      341,000
 Interest and expense           (324,000)    (317,000)    (639,000)    (634,000)
                             ------------ ------------ ------------ ------------
                               2,010,000     (190,000)   1,793,000     (293,000)
                             ------------ ------------ ------------ ------------

Net income (loss)            $   316,000  $(2,308,000) $(2,095,000) $(4,174,000)
                             ============ ============ ============ ============

Basic and diluted income
 (loss) per common share           $0.02       $(0.18)      $(0.16)      $(0.32)
                             ============ ============ ============ ============

Weighted average basic
 common shares outstanding    13,218,747   13,159,728   13,209,375   13,047,618
                             ============ ============ ============ ============
Weighted average diluted
 common shares outstanding    18,965,077   13,159,728   13,209,375   13,047,618
                             ============ ============ ============ ============

       The accompanying notes are an integral part of these statements.

                Access Pharmaceuticals, Inc. and Subsidiaries

               Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                Six Months ended June 30,
                                               --------------------------
                                                   2003          2002
                                               ------------  ------------
Cash flows from operating activities:
 Net loss                                      $(2,095,000)  $(4,174,000)
 Adjustments to reconcile net loss to
    cash used in operating activities:
  Warrants issued in payment of
    consulting expenses                             30,000        37,000
  Amortization of restricted stock grants           45,000        27,000
  Depreciation and amortization                    291,000       159,000
  Amortization of debt costs                        92,000        92,000
  Change in operating assets and liabilities:
   Accounts receivable                             180,000      (494,000)
   Accrued interest receivable                      12,000        18,000
   Inventory                                       256,000             -
   Prepaid expenses and other current assets       261,000        30,000
   Other assets                                     56,000        78,000
   Accounts payable and accrued expenses          (916,000)     (128,000)
   Accrued interest payable                        521,000       521,000
   Deferred revenue                               (207,000)      (21,000)
                                               ------------  ------------
Net cash used in operating activities           (1,474,000)   (3,855,000)
                                               ------------  ------------

Cash flows from investing activities:
 Capital expenditures                             (306,000)     (316,000)
 Redemptions of short term investments and
  certificates of deposit                        4,151,000     2,900,000
 Purchase of business and assets,
  net of cash acquired                                   -      (526,000)
                                               ------------  ------------
Net cash provided by investing activities        3,845,000     2,058,000
                                               ------------  ------------

Cash flows from financing activities:
 Payments of notes payable and
  long-term obligations                           (717,000)      (53,000)
 Proceeds from stock issuances                     189,000        32,000
                                               ------------  ------------
Net cash provided by (used in)
  financing activities                            (528,000)      (21,000)
                                               ------------  ------------

Net increase (decreases) in cash and
  cash equivalents                               1,843,000   (1,818,000)
Effect of exchange rate changes on cash              3,000            -
Cash and cash equivalents at
  beginning of period                            1,444,000    7,426,000
                                               ------------  -----------
Cash and cash equivalents at end of period      $3,290,000   $5,608,000
                                               ============  ===========

Supplemental disclosure of noncash transactions
  Assets acquired                                  244,000            -

        The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                 Six Months Ended June 30, 2003 and 2002
                               (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of June 30, 2003 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2002 contains financial information taken from the audited financial statements as of that date.

(2) Acquisition-Related Intangible Assets and Change In Accounting Principles

Effective January 1, 2002, we adopted SFAS 141, "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets."
SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Intangible assets with defined lives, namely licenses and acquired patents, we continue to amortize over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, and an annual test in the fourth quarter of 2002, which did not result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):

                                    June 30, 2003          December 31, 2002
                            ------------------------- -------------------------
                                Gross                    Gross
                              carrying   Accumulated    carrying   Accumulated
                                value    amortization    value     amortization
                            ------------ ------------ ------------ ------------
Amortizable intangible assets

  Patents                    $    3,178   $      357   $    3,178   $      187
  Licenses                          830          422          830          381
                            ------------ ------------ ------------ ------------
Total                        $    4,008   $      779   $    4,008   $      568
                            ============ ============ ============ ============

Amortization expense related to intangible assets totaled $106,000 and $28,000 for the three months ended June 30, 2003 and 2002, respectively and totaled $211,000 and $96,000 for the six months ended June 30, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2003 is as follows (in thousands):

2003         $  210
2004            421
2005            421
2006            421
2007            396
Thereafter    1,360
             -------
Total        $3,229
             =======

3)  Stock-Based Compensation

We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. We apply APB Opinion 25, Accounting for Stock Issued to
Employees, and related Interpretations in accounting for our grants to employees, directors and consultants. All our options have been issued with an exercise price equal to our stock's market price. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 10, to our stock-based employee plans.

                           Three months ended June 30, Six months ended June 30,
                            ------------------------- -------------------------
                                2003         2002         2003         2002
                            ------------ ------------ ------------ ------------
Net income (loss)
As reported                 $   316,000  $(2,308,000) $(2,095,000) $(4,174,000)
Deduct: Stock-based employee
 compensation expense
 determined under fair value
 based method, net
 of related tax effects        (203,000)     (54,000)    (365,000)  (1,040,000)
                            ------------ ------------ ------------ ------------
 Pro forma                  $   113,000  $(2,362,000) $(2,460,000) $(5,268,000)
                            ============ ============ ============ ============

Basic and diluted earnings (loss)
 per share:
  As reported                     $0.02       $(0.18)      $(0.16)      $(0.32)
  Pro forma                        0.01        (0.18)       (0.19)       (0.40)


Exhibit 31.1

                             CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. [Omitted pursuant to SEC Final Rule Release 33-8238]

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d. Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting .

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 14, 2003

/s/ Kerry P. Gray
-----------------
Kerry P. Gray
President and Chief Executive Officer

Exhibit 31.1

                             CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. [Omitted pursuant to SEC Final Rule Release 33-8238]

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d.Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

/s/ Stephen B. Thompson
-----------------------
Stephen B. Thompson

Chief Financial Officer

EXHIBIT 99.1

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO SECTION 906 OF
                      THE SARBANES-OXLEY ACT OF 2002


The certification set forth below is hereby made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 and may not be relied upon or used for any other purposes.

In connection with the Quarterly Report of Access Pharmaceuticals, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Kerry P. Gray, President and Chief Executive Officer certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Signed at the City of Dallas, in the State of Texas, this 14th day of August, 2003.

/s/ Kerry P. Gray
------------------
Kerry P. Gray
President and Chief Executive Officer

EXHIBIT 99.2



             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 AS ADOPTED PURSUANT TO SECTION 906 OF
                    THE SARBANES-OXLEY ACT OF 2002


The certification set forth below is hereby made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 and may not be relied upon or used for any other purposes.

In connection with the Quarterly Report of Access Pharmaceuticals, Inc.
(the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Stephen B. Thompson, Chief Financial Officer certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Signed at the City of Dallas, in the State of Texas, this 14th day of August, 2003.


/s/ Stephen B. Thompson
-----------------------
Stephen B. Thompson

Chief Financial Officer