Form 10-Q
period 2003-09-30
ACCESS PHARMACEUTICALS INC
filed 2003-11-14
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

               2600 Stemmons Frwy, Suite 176, Dallas, TX 75207
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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2003 was 13,351,358 shares of common stock, $0.01 par value per share.



                         Total No. of Pages   26
                                            ------

                      ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                                 Page No.
                                                                 --------
RISK FACTORS                                                           2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2003
and December 31, 2002                                                 22

Condensed Consolidated Statements of Operations and Comprehensive
Loss for the three and nine months ended September 30, 2003 and
September 30, 2002                                                    23

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2003 and September 30, 2002                24

Notes to Unaudited Condensed Consolidated Financial Statements        25

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk    18

Item 4.  Controls and Procedures                                      18


PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                              19

Item 2  Changes in Securities                                         19

Item 3  Defaults Upon Senior Securities                               19

Item 4  Submission of Matters to a Vote of Security Holders           19

Item 5  Other Information                                             20

Item 6.  Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                            21

                     PART I -- FINANCIAL INFORMATION

Risk Factors

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, the Annual Report on Form 10-K as of December 31, 2002, documents incorporated by reference, and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to commence full scale production of Aphthasol(R) in the fourth quarter of 2003 and our ability to achieve compliance with American Stock Exchange continued listing requirements.

We have experienced a history of losses and we expect to incur future losses.
-----------------------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $51.6 million through September 30, 2003. Losses for the first nine months of 2003 were $4.3 million and for the years ended
2002, 2001 and 2000 were $9.4, $6.0 and $5.4 million,
respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the first nine months of 2003 was $471,000 per month. We project our net cash burn rate for the next twelve months to be approximately $500,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

We do not have significant operating revenue and we may never attain profitability.
--------------------------------------------------------------

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

The success of our research and development activities, upon which we primarily focus, is uncertain.
-------------------------------------------------------------

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

We may be unable to obtain necessary additional capital to
fund operations in the future.
-----------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements through September 2004, we will need to raise substantial additional capital during that period to support our ongoing operations because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

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

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.
---------------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, if we successfully develop any commercially marketable pharmaceutical products, we may seek to enter joint venture, sublicense or other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories:

* amlexanox 5% paste
  o Strakan Ltd. - United Kingdom and Ireland manufacturing and marketing rights

  o Zambon Group - France, Germany, Holland, Belgium, Luxembourg, Switzerland, Brazil, Colombia and Italy manufacturing and marketing rights

  o Laboratories Dr. Esteve SA - Spain, Portugal and Greece manufacturing and marketing rights

  o Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights

  o Mipharm SpA for Italy manufacturing and marketing rights

  o Paladin Labs, Inc. for Canada manufacturing and marketing rights

* Zindaclin(R) and Residerm(R)

  o Strakan Ltd. - worldwide manufacturing and marketing rights

  o Fujisawa GmbH - sublicensed continental Europe marketing rights

  o Taro - sublicensed Israel marketing rights

  o Various companies for other smaller countries - sublicensed marketing rights

Our ability to commercialize, and market our products and product candidates could be limited if any of these existing relationships were terminated.

Furthermore, our strategy with respect to our polymer platinate program is to enter into a licensing agreement with a pharmaceutical company pursuant to which the further costs of developing a product would be shared with with our licensing partner. Although we have had discussions with potential licensing partners with respect to our polymer platinate program, to date we have not entered into any licensing arrangement. We may be unable to execute our licensing strategy for polymer platinate.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for
commercial purposes without the assistance of  contract
manufacturers, which may be difficult for us to obtain and maintain.
---------------------------------------------------------------------

We have no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a facility certified by the FDA for Good Manufacturing
Practices. At such time we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it is unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the first quarter of 2004. We acquired the rights to amlexanox 5% paste from Block Drug Company on July 22, 2002. We have selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product. Full scale production is planned to commence in the first quarter of 2004.

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

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our
ability to commercialize any new products that we may develop.
--------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

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

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application, or "NDA", for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, we, and our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
--------------------------------------------------------------

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to
obtain insurance coverage.
----------------------------------------------------------------

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

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply
with these regulations in the past.
---------------------------------------------------------------

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

Intense competition may limit our ability to successfully
develop and market commercial products.
----------------------------------------------------------

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.

The following products may compete with polymer platinum
(AP5280) and DACH platinum (AP5346):

* Cisplatin, marketed by Bristol-Myers-Squibb, the originator of the drug, and several generic manufacturers;

* Carboplatin, marketed exclusively by Bristol-Myers-Squibb; and

* Oxaliplatin, marketed exclusively by Sanofi-Synthelabo.

The following companies are working on therapies and formulations that may be competitive with our polymer platinum
(AP5280) and DACH platinum (AP5346):

* Antigenics is developing liposomal formulations; and

* Cell Therapeutics, Daiichi, Enzon, Inhale and Pharmacia are developing alternate drugs in combination with polymers.

The following products may compete with our Residerm(R) products:

* Benzamycin, marketed by a subsidiary of Aventis;

* Cleocin-T and a generic topical clindamycin, marketed by Pharmacia;

* Benzac, marketed by a subsidiary of L'Oreal; and

* Triaz, marketed by Medicis Pharmaceutical Corp.

Technology and prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol(R) product. OTC products including
Orajel - Del Laboratories and Anbesol - Wyeth Consumer Healthcare also compete in the aphthous ulcer market.

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system are Bristol-Myers-Squibb, Centocor (acquired by Johnson &
Johnson), GlaxoSmithKline, Imclone and Xoma who are developing targeted monoclonal antibody therapy.

RxKinetics, Human Genome Sciences, Endo Pharmaceuticals and Amgen are developing products to treat mucositis that may compete with the mucoadhesive liquid technology.

Emisphere Technologies, Inc., Biovail Corporation, CMA Labs and Flamel Technologies are developing products which compete with our oral drug delivery system.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
---------------------------------------------------------------

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product is not widely accepted in the marketplace and its sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company and we intend to re-launch it in the first quarter of 2004. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States.

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to
profitably sell any drugs that we may develop.
---------------------------------------------------------------

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

We may not be successful in protecting our intellectual
property and proprietary rights.
--------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S.
and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.
Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of technology to 23 U.S. patents and to 18 U.S. patent applications now pending, and 6 European and 15 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
--------------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in
the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
-----------------------------------------------------------------

Heartland Advisors, Inc. and Larry N. Feinberg (Oracle
Partners LP, Oracle Institutional Partners LP and Oracle
Investment Management Inc.) each currently beneficially own approximately 13.9% of our common stock as of November 14, 2003. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an
acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it
difficult to remove, management.
---------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
-------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 13,351,358 shares of our common stock that are outstanding as of November 14, 2003 are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

We are not currently in compliance with AMEX continued listing requirements and may not be able to maintain our AMEX listing.
--------------------------------------------------------------

Our common stock is presently listed on the American Stock
Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels. We are not in compliance with this stockholders' equity standard as of September 30, 2003.
However, we have until November 2004 to become compliant with such equity standard. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

ITEM 1  FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, the Annual Report on Form 10-K as of December 31, 2002 and documents incorporated by reference and other documents and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to commence full scale production of Aphthasol(R) in the first quarter of 2004.

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

In addition, we are marketing Aphthasol(R) in the United States, which is the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms of amlexanox, including mucoadhesive disc delivery.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2003, our accumulated deficit was $51,593,000, of which $8,894,000 was the result of the write-off of excess purchase price.

On July 22, 2002 we entered into a Supply Agreement whereby Block Drug Company (Block) was required to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. Subsequently we were advised by Block that it was unable to produce Aphthasol(R) for us pursuant to the Supply Agreement. In May 2003, we reached a settlement with Block relating to this matter whereby Block made a one-time cash payment to us and Block was relieved of its obligations under the Supply Agreement and the Asset Sale Agreement, pursuant to which we had purchased certain assets relating to amlexanox and Aphthasol(R) from Block, and we were relieved from certain future obligations under the Asset Sale Agreement. We have selected Contract Pharmaceuticals Ltd. Canada as an alternative supplier for Aphthasol(R) and it has produced initial qualifying batches of the product. Full scale production is planned to commence in the first quarter of 2004 but there has been an interruption of supply to our wholesaler until Contract Pharmaceuticals Ltd. Canada is able to commercially produce the product and FDA approval is received for this alternate manufacturing site. Until these product supply issues are resolved our planned marketing relaunch of Aphthasol(R) will be delayed.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of September 30, 2003 our cash and cash equivalents were $4,361,000 and our working capital was $3,406,000. Our working capital at September 30, 2003 represented a decrease of $4,188,000 as compared to our working capital as of December 31, 2002 of $7,594,000. The decrease in working capital was due to the loss from operations for the nine months ended September 30, 2003 offset by the miscellaneous income received in the second quarter of 2003.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2003 of $51,593,000. We expect that our existing capital resources will be adequate to fund our current level of operations through September 2004. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

* development and commercialization of products;

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts, $8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2007. The notes bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13 and, under certain circumstances, convert to Common Stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to seek to restructure the terms of the notes as we near the due date for repayment. There can be no assurance that the holders of the notes will agree to any restructuring. Any such restructuring could have a significant impact on our capital structure and liquidity and could cause significant dilution to holders of our common stock.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Our licensing revenue in the third quarter of 2003 was $4,000, as compared to licensing revenue of $2,000 in same quarter of 2002, an increase of $2,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both
2003 and 2002 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

As a result of the supply situation discussed above, there were no product sales of Aphthasol(R) in the third quarter of 2003.

In the third quarter of 2002 we had a research and development agreement which provided $89,000 in revenue. The agreement expired in 2002.

Royalty income in the third quarter of 2003 was $7,000. No royalty income was recorded in 2002 until the fourth quarter.

Total research spending for the third quarter of 2003 was $1,254,000, as compared to $2,181,000 for the same period in 2002, a decrease of $927,000. The decrease in expenses was primarily the result of:

* lower product development costs ($511,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($580,000) for our amlexanox
OraDisc(TM) clinical trial that was completed in the first quarter of 2003.

The decrease in expenses was partially offset by:

* higher scientific salary costs ($26,000) due to the hiring of additional employees;

* higher expenses for our Australia laboratory ($85,000) due to increased activity and moving laboratories;

* higher clinical costs ($22,000) for the AP5280 and AP5346 polymer platinate clinical trials; and

* other net increases ($31,000).

Our cost of product sales was $30,000 in the third quarter of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Total general and administrative expenses were $512,000 for the third quarter of 2003, an increase of $63,000 as compared to the same period in 2002. The increase in spending was due primarily to the following:

* higher professional fees ($33,000);

* higher salaries and related expenses ($9,000); and

* other net increases ($21,000).

Depreciation and amortization was $158,000 for the second quarter of 2003 as compared to $136,000 for the same period in 2002 reflecting an increase of $22,000. The increase in depreciation and amortization is due to increased depreciation resulting from the acquisition of additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from Block Drug Company.

Total operating expenses in the third quarter of 2003 were $1,954,000 as compared to total operating expenses of $2,766,000 for the same period in 2002.

Loss from operations in the third quarter of 2003 was $1,943,000 as compared to a loss from operations of $2,675,000 for the same period in 2002.

Interest and miscellaneous income was $54,000 for the third quarter of 2003 as compared to $132,000 for the same period in 2002, a decrease $78,000. The decrease in interest income is due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $317,000 for the third quarter of 2003 as compared to $315,000 for the same period in 2002, an increase of $2,000.

Net loss in the third quarter of 2003 was $2,206,000, or a $0.17 basic and diluted income per common share, compared with a net loss of $2,858,000, or a $0.22 basic and diluted loss per common share for the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2002

Our licensing revenue in the first nine months of 2003 was $537,000, as compared to $381,000 in the same period of 2002 an increase of $156,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2003 and 2002 was from several agreements including agreements related to various amlexanox projects and ResiDerm(R).

In the first nine months of 2002 we had a research and development agreement which provided $89,000 in revenue. The agreement expired in 2002.

Product sales of Aphthasol(R) totaled $532,000 in the first nine months of 2003. Our first sales of Aphthasol(R) were recorded in December 2002.

Royalty income for the first nine months of 2003 was $18,000.
No royalty income was recorded in 2002 until the fourth quarter.

Total research spending for the first nine months of 2003 was $4,548,000, as compared to $5,215,000 for the same period in 2002, a decrease of $667,000. The decrease in expenses was the result of:

* lower product development costs ($1,024,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($260,000) for our OraDisc(TM) clinical trial completed in 2003 and ($41,000) for our amlexanox gel clinical trial that was completed in the first quarter of 2002.

The decrease in expenses was partially offset by:

* higher development costs for our polymer platinate programs ($172,000);

* higher scientific salary costs ($208,000) principally due to the hiring of additional employees;

* higher expenses associated with our Australian laboratory which we acquired in February 2002 ($239,000);

* higher lab costs ($25,000) for a new stability lab; and

* other net increases ($14,000).

Our cost of product sales was $243,000 for the first nine months of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol(R) sales in the fourth quarter of 2002.

Total general and administrative expenses were $1,679,000 for the first nine months of 2003, an increase of $160,000 as compared to the same period in 2002. The increase in general and administrative expenses was due primarily to the following:

* higher patent expenses ($106,000);
* higher rent ($29,000);
* higher professional fees ($24,000) and
* other net increases ($25,000).

These general and administrative expense increases were partially offset by lower taxes and licenses ($24,000).

Depreciation and amortization was $448,000 for the first nine months of 2003 as compared to

$292,000 for the same period in
2002 reflecting an increase of $156,000. The increase in depreciation and amortization is due to increased depreciation resulting from the acquisition of additional capital assets and increased amortization due to patents acquired in the Biotech Australia Pty. Limited transaction and patents acquired from Block Drug Company.

Total operating expenses in the first nine months of 2003 were $6,918,000 as compared to total operating expenses of $7,026,000 for the same period in 2002.

Loss from operations in the first nine months of 2003 was $5,831,000 as compared to a loss of $6,556,000 for the same period in 2002.

Interest and miscellaneous income was $2,486,000 for the first nine months of 2003 as compared to $473,000 for the same period in 2002, an increase of $2,013,000. The increase in miscellaneous income was due to a one-time settlement agreement with Block Drug Company relating to Block's contractual obligation to supply Aphthasol(R) to us. Pursuant to the settlement, Block made a one-time cash payment to us and we were also relieved of certain future payment obligations to Block under the Asset Sale Agreement pursuant to which we had purchased from Block certain assets relating to amlexanox.
Under the settlement agreement, Block was relieved of its obligation to supply amlexanox to us. The increase in interest and miscellaneous income was partially offset by a decrease in interest income due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $956,000 for the first nine months of 2003 as compared to $949,000 for the same period in 2002, an increase of $7,000.

Net loss in the first nine months of 2003 was $4,301,000, or a $0.32 basic and diluted loss per common share, compared with a loss of $7,032,000, or a $0.54 basic and diluted loss per common share for the same period in 2002.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2003 and 2004 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $23,000. The estimated effect assumes no changes in our short-term investments at September 30, 2003. We do not believe that we are exposed to any other market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4  CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures: We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

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

(b) Changes In Internal Controls: No changes in our internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

32.1 Certification of Financial Statements by Chief Executive
Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C.
Section 1350

32.2 Certification of Financial Statements by Chief Financial
Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C.
Section 1350

Reports on Form 8-K:

On August 8, 2003, under Item 9, Regulation FD Disclosure, mentioning financial performance for the quarter ended June 30, 2003.

On August 14, 2003, under Item 9, Regulation FD Disclosure, summarizing financial results for the quarter ended June 30, 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACCESS PHARMACEUTICALS, INC.

Date:   November  14, 2003    By:/s/ Kerry P. Gray
                                 -----------------------
                                 Kerry P. Gray
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  November 14, 2003      By:/s/ Stephen B. Thompson
                                 ------------------------
                                 Stephen B. Thompson
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

             Access Pharmaceuticals, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets

                                      September 30, 2003 December 31, 2002
 ASSETS                                --------------   --------------
                                         (unaudited)

Current assets
 Cash and cash equivalents              $    446,000     $  1,444,000
 Short term investments, at cost           3,915,000        8,332,000
 Accounts receivable                         565,000        1,184,000
 Accrued interest receivable                  77,000           89,000
 Inventory                                   345,000          461,000
 Prepaid expenses and other
   current assets                            600,000          852,000
                                        -------------    -------------
Total current assets                       5,948,000       12,362,000

Property and equipment, net                  941,000          742,000
Debt issuance costs, net                     358,000          496,000
Patents, net                               2,737,000        2,991,000
Licenses, net                                388,000          449,000
Goodwill                                   1,868,000        1,868,000
Other assets                                 494,000          579,000
                                        -------------    -------------
Total assets                            $ 13,029,000     $ 19,487,000
                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses  $  1,209,000     $  2,469,000
 Accrued interest payable                     51,000          311,000
 Deferred revenues                           988,000        1,199,000
 Current portion of note payable and
  other future obligations                   294,000          789,000
                                        -------------    -------------
  Total current liabilities                2,542,000        4,768,000

Long-term obligations for
  purchased patents                          201,000          346,000
Note payable, net of current portion         264,000          354,000
Convertible notes                         13,530,000       13,530,000
                                        -------------    -------------
Total liabilities                         16,537,000       18,998,000
                                        -------------    -------------

Commitments and contingencies                      -                -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                       -                -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 13,298,606 at September
  30, 2003 and 13,159,119 at
  December 31, 2002                          133,000          132,000
 Additional paid-in capital               49,347,000       48,989,000
 Notes receivable from stockholders       (1,045,000)      (1,045,000)
 Unamortized value of restricted
  stock grants                              (318,000)        (277,000)
 Treasury stock, at cost - 819 shares         (4,000)          (4,000)
 Accumulated other comprehensive loss        (28,000)         (14,000)
 Accumulated deficit                     (51,593,000)     (47,292,000)
                                        -------------    -------------
Total stockholders' equity (deficit)      (3,508,000)         489,000
                                        -------------    -------------
Total liabilities and stockholders'
 equity (deficit)                        $13,029,000      $19,487,000
                                        =============    =============

      The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

             Condensed Consolidated Statements of Operations
                              (unaudited)

                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                             ------------------------- -------------------------
                                  2003        2002         2003         2002
                             ------------ ------------ ------------ ------------
Revenues
 Licensing revenues           $    4,000   $    2,000   $  537,000   $  381,000
 Product sales                         -           -       532,000            -
 Research and development              -       89,000            -       89,000
 Royalty income                    7,000           -        18,000            -
                              ----------- ------------ ------------ ------------
Total revenues                    11,000       91,000    1,087,000      470,000

Expenses
Research and development       1,254,000    2,181,000    4,548,000    5,215,000
Cost of product sales             30,000            -      243,000            -
General and administrative       512,000      449,000    1,679,000    1,519,000
Depreciation and amortization    158,000      136,000      448,000      292,000
                              ----------- ------------ ------------ ------------
Total expenses                 1,954,000    2,766,000    6,918,000    7,026,000
                              ----------- ------------ ------------ ------------

Loss from operations          (1,943,000)  (2,675,000)  (5,831,000)  (6,556,000)

Other income (expense)
 Interest and miscellaneous
  income                          54,000      132,000    2,486,000      473,000
 Interest expense               (317,000)    (315,000)    (956,000)    (949,000)
                             ------------ ------------ ------------ ------------
                                (263,000)    (183,000)   1,530,000     (476,000)
                             ------------ ------------ ------------ ------------
Net loss                     $(2,206,000) $(2,858,000) $(4,301,000) $(7,032,000)
                             ============ ============ ============ ============

Basic and diluted loss per
 common share                     $(0.17)      $(0.22)      $(0.32)      $(0.54)
                             ============ ============ ============ ============
Weighted average basic and
 diluted common shares
 outstanding                  13,287,563   13,160,043   13,235,725   13,085,505
                             ============ ============ ============ ============


Net loss                     $(2,206,000) $(2,858,000) $(4,301,000) $(7,032,000)

Other comprehensive loss
 Foreign currency translation
  adjustment                     (17,000)     (18,000)     (14,000)     (18,000)
                             ------------ ------------ ------------ ------------
Comprehensive loss           $(2,223,000) $(2,876,000) $(4,315,000) $(7,050,000)
                             ============ ============ ============ ============

       The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                             Nine Months ended September 30,
                                              ------------------------------
                                                   2003            2002
                                              --------------  --------------
Cash flows from operating activities:
 Net loss                                      $ (4,301,000)   $ (7,032,000)
 Adjustments to reconcile net loss to cash used
  in operating activities:
 Warrants issued in payment of
   consulting expenses                               30,000          37,000
 Amortization of restricted stock grants             69,000          46,000
 Depreciation and amortization                      448,000         292,000
 Amortization of debt costs                         138,000         137,000
 Other long-term obligations                              -          29,000
 Change in operating assets and liabilities:
  Accounts receivable                               619,000         (53,000)
  Accrued interest receivable                        12,000          20,000
  Inventory                                         116,000               -
  Prepaid expenses and other current assets         252,000        (171,000)
  Other assets                                       85,000         103,000
  Accounts payable and accrued expenses          (1,260,000)        169,000
  Accrued interest payable                         (260,000)       (261,000)
  Deferred revenue                                 (211,000)        (32,000)
                                               -------------  --------------
Net cash used in operating activities            (4,263,000)     (6,716,000)
                                               -------------  --------------

Cash flows from investing activities:
 Capital expenditures                              (332,000)       (387,000)
 Redemptions of short term investments and
   certificates of deposit                        4,122,000       2,900,000
 Purchase of assets                                       -      (1,312,000)
                                               -------------  --------------
Net cash provided by investing activities         3,790,000       1,201,000
                                               -------------  --------------

Cash flows from financing activities:
 Payments of notes payable and long-term
   obligations                                     (730,000)       (80,000)
 Proceeds from stock issuances                      219,000         32,000
                                               -------------  -------------
Net cash used in financing activities              (511,000)       (48,000)
                                               -------------  -------------

Net decreases in cash and cash equivalents         (984,000)    (5,563,000)
Effect of exchange rate changes on cash             (14,000)       (18,000)
Cash and cash equivalents at beginning of period  1,444,000      7,426,000
                                               -------------  -------------
Cash and cash equivalents at end of period      $   446,000    $ 1,845,000
                                               =============  =============

Supplemental disclosure of noncash transactions
Assets acquired as result of settlement         $   244,000     $        -


      The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries
            Notes to Condensed Consolidated Financial Statements

               Nine Months Ended September 30, 2003 and 2002
                               (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of September 30, 2003 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2002 contains financial information taken from the audited financial statements as of that date.

(2) Acquisition-Related Intangible Assets and Change In Accounting Principles

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Intangible assets with defined lives, namely licenses and acquired patents, are amortized over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, and an annual test in the fourth quarter of 2002, which did not result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):


                                  September 30, 2003        December 31, 2002
                             ------------------------- -------------------------
                                 Gross                     Gross
                                carrying  Accumulated     carrying  Accumulated
                                 value    amortization     value    amortization
                             ------------ ------------ ------------ ------------
Amortizable intangible assets

Patents                        $  3,178     $    441     $   3,178    $    187
Licenses                            830          442           830         381
                              ----------   ----------   -----------  ----------
Total                          $  4,008     $    883     $   4,008    $    568
                              ==========   ==========   ===========  ==========

We tested goodwill for impairment based on estimates of fair value. It is at least reasonably possible that the estimates used by us will be materially different from actual amounts. These differences could result in the impairment of all or a portion of our goodwill, which could have a materially adverse effect on our results of operations.

Amortization expense related to intangible assets totaled $104,000 and $92,000 for the three months ended September 30, 2003 and 2002, respectively and totaled $315,000 and $188,000 for the nine months ended September 30, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2003 is as follows (in thousands):

2003         $  105
2004            421
2005            421
2006            421
2007            396
Thereafter    1,361
             -------
Total        $3,125
             =======

(3) Stock-Based Compensation

We have a stock-based compensation plan, which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our grants to employees and directors. All of our options have been issued with an exercise price equal to our stock's market price. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 10, to our stock-based employee plans.


                                Three months ended          Nine months ended
                                   September 30,              September 30,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
Net loss
As reported                  $(2,206,000) $(2,858,000) $(4,301,000) $(7,032,000)
Deduct: Stock-based employee
 compensation expense determined
 under fair value based method         -      (28,000)    (365,000)  (1,068,000)
                             ------------ ------------ ------------ ------------
Pro forma                    $(2,206,000) $(2,886,000) $(4,666,000) $(8,100,000)
                             ============ ============ ============ ============

Basic and diluted loss
  per share:
As reported                       $(0.17)      $(0.22)      $(0.32)      $(0.54)
Pro forma                          (0.17)       (0.22)       (0.35)       (0.62)
