Form 10-Q/A
period 2003-09-30
ACCESS PHARMACEUTICALS INC
filed 2004-02-05
CIK 318306

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q/A
                           (Amendment No. 1)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2003, was 13,351,358 shares of common stock, $0.01 par value per share.

                     ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                           Page No.
                                                           --------

EXPLANATORY NOTE                                                2

PART I - FINANCIAL INFORMATION

RISK FACTORS                                                    3

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
September 30, 2003 and December 31, 2002                       23

Condensed Consolidated Statements of Operations and
Comprehensive Loss for the three and nine months ended
September 30, 2003 and September 30, 2002                      24

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2003 and September 30, 2002    25

Notes to Unaudited Condensed Consolidated Financial Statements 26

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                            14


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                     22

                            EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2003 (i) to amend the "Other Assets" line item in the Condensed Consolidated Balance Sheet at September 30, 2003 and the table in Note 3 to the Condensed Consolidated Financial Statements in
Item 1 of Part I, (ii) to amend Item 2 of Part I in response to comments we received from the Securities and Exchange Commission (the "Commission") and (iii) to amend Item 6 of Part II to filed new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as noted herein, the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003 remains as originally filed with the Commission on November 14, 2003. All information in this Amendment No. 1 is as of September 30, 2003 and does not reflect any subsequent information or events other than the changes referred to above.

                    PART I -- FINANCIAL INFORMATION

Risk Factors
------------

This Quarterly Report on Form 10-Q/A contains certain statements that are forward-looking within the meaning of
Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q/A, the Annual Report on Form 10-K as of December
31, 2002, documents incorporated by reference, and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q/A include, but are not limited to our plan to commence full scale production of Aphthasol(R) in the fourth quarter of 2003 and our ability to achieve compliance with American Stock Exchange continued listing requirements.

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

We may be unable to obtain necessary additional capital to fund operations in the future.
----------------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements through September 2004, we will need to raise substantial additional capital during that period to support our ongoing operations because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including:

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

Furthermore, our strategy with respect to our polymer platinate program is to enter into a licensing agreement with a pharmaceutical company pursuant to which the further costs of developing a product would be shared with our licensing partner. Although we have had discussions with potential licensing partners with respect to our polymer platinate program, to date we have not entered into any licensing arrangement. We may be unable to execute our licensing strategy for polymer platinate.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
----------------------------------------------------------------

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a facility certified by the FDA for Good Manufacturing Practices. At such time we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it is unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the first quarter of 2004. We acquired the rights to amlexanox 5% paste from Block Drug Company on July 22, 2002. We have selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product. Full scale production is planned to commence in the fourth quarter of 2003.

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

OraDisc (TM) is manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We are currently negotiating with a third party for manufacturing if the product gains regulatory approval.

AP5280 and AP5346 are manufactured by a third party for our Phase I clinical trials. Manufacturing is ongoing for the current clinical trials. Some manufacturing may be completed by the Company if significant cost savings can be achieved.

Our mucoadhesive technology is manufactured by a third party for our clinical trials.

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
----------------------------------------------------------------

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

* OraDisc (TM) has completed a Phase III clinical trial in the US.

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

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
------------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans or animals which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, OraDisc (TM) and AP5280 have taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to
obtain insurance coverage.
---------------------------------------------------------------

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

Emisphere Technologies, Inc., Biovail Corporation, CMA Labs,
Inc. and Flamel Technologies are developing products which compete with our oral drug delivery system.

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

We may not be successful in protecting our intellectual
property and proprietary rights.
----------------------------------------------------------

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

* 5% amlexanox paste in 2011
* Zindaclin(R) and Residerm(R) between 2007 and 2011
* OraDisc (TM) in 2020
* AP5280 in 2016
* AP5346 in 2016
* Mucoadhesive technology, patents are pending
* Vitamin mediated technology between 2003 and 2019

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
----------------------------------------------------------------

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains certain statements that are forward-looking within the meaning of
Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q/A, the Annual Report on Form 10-K as of December 31, 2002 and documents incorporated by reference and other documents and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q/A include, but are not limited to our plan to commence full scale production of Aphthasol(R) in the first quarter of 2004.

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

RESEARCH PROJECT SPENDING

We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf. The following table summarizes research and development spending by project category (in thousands), which spending includes, but is not limited to, payroll and personnel expense, lab supplies, preclinical expense, development cost, clinical trial expense, outside manufacturing expense and consulting expense:

                           Three Months ended    Nine Months ended
                             September 30,         September 30,      Inception
                         --------------------- ---------------------      To
Project                     2003       2002       2003       2002     Date (1)
-----------------------  ---------- ---------- ---------- ---------- ----------
Polymer Platinate
 (AP5280 and AP5346)          586        831      1,996      2,409     12,218

OraDisc (TM)                  250        949      1,273      1,689      6,109

Bioerodible Hydrogel
  Technology and
  Nanoparticles and
  Nanoparticle Networks       215        241        666        587      2,036

Vitamin Mediated
  Targeted Delivery           146         60        389        149        730

Mucoadhesive Liquid
  Technology (MLT)              4         20         48        181      1,443

Others (2)                     53         80        176        200      4,419
                         ---------- ---------- ---------- ---------- ----------
Total                       1,254      2,181      4,548      5,215     26,955
                         ========== ========== ========== ========== ==========

(1) Cumulative spending from inception through September 30, 2003.
(2) The following projects are among the ones included in this line item : carbohydrate targeting, amlexanox cream and gel and other related projects.

Due to uncertainties and certain of the risk factors described above, including those relating to our ability to successfully commercialize our drug candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risk factors above, including without limitation those relating to the uncertainty of the success of our research and development activities and our ability to obtain necessary additional capital to fund our operations in the future. As discussed in such risk factors, delays in our research and development efforts and any inability to raise additional funds could cause us to eliminate one or more of our research programs.

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

Total research spending for the third quarter of 2003 was $1,254,000, as compared to $2,181,000 for the same period in 2002, a decrease of $927,000. The decrease in expenses was primarily the result of:

* lower product development costs ($511,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($580,000) for our amlexanox
OraDisc (TM) clinical trial that was completed in the first quarter of 2003.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2002

Our licensing revenue in the first nine months of 2003 was $537,000, as compared to $381,000 in the same period of 2002, an increase of $156,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both
2003 and 2002 was from several agreements including agreements related to various amlexanox projects and ResiDerm (R).

In the first nine months of 2002 we had a research and development agreement which provided $89,000 in revenue. The agreement expired in 2002.

Product sales of Aphthasol (R) totaled $532,000 in the first nine months of 2003. Our first sales of Aphthasol (R) were recorded in December 2002.

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

Total research spending for the first nine months of 2003 was $4,548,000, as compared to $5,215,000 for the same period in 2002, a decrease of $667,000. The decrease in expenses was the result of:

* lower product development costs ($1,024,000) for products made for our clinical trials and product testing; and

* lower clinical costs ($260,000) for our OraDisc
(TM) clinical trial completed in 2003 and ($41,000) for our amlexanox gel clinical trial that was completed in the first quarter of 2002.

The decrease in expenses was partially offset by:

* higher development costs for our polymer platinate programs ($172,000);

* higher scientific salary costs ($208,000) principally due to the hiring of additional employees;

* higher expenses associated with our Australian laboratory which we acquired in February 2002
($239,000);

* higher lab costs ($25,000) for a new stability lab; and

* other net increases ($14,000).

Our cost of product sales was $243,000 for the first nine months of 2003. There were no costs in the same period of 2002 due to the commencement of our Aphthasol (R) sales in the fourth quarter of 2002.

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

                     PART II -- OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 Certification of CEO pursuant to Rule 13a-
14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2 Certification of CFO pursuant to Rule 13a-
14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

* On August 8, 2003, under Item 9, Regulation FD
Disclosure, mentioning financial performance for the quarter ended June 30, 2003.

* On August 14, 2003, under Item 9, Regulation FD
Disclosure, summarizing financial results for the quarter ended June 30, 2003.

                             SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ACCESS PHARMACEUTICALS, INC.

Date: February 5, 2004       By: /s/ Kerry P. Gray
                                ------------------------------
                                 Kerry P. Gray
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date: February 5, 2004       By: /s/ Stephen B. Thompson
                                 ------------------------------
                                  Stephen B. Thompson
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

             Access Pharmaceuticals, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets

                                      September 30, 2003 December 31, 2002
 ASSETS                                --------------   --------------
                                         (unaudited)

Current assets
 Cash and cash equivalents              $    446,000     $  1,444,000
 Short term investments, at cost           3,915,000        8,332,000
 Accounts receivable                         565,000        1,184,000
 Accrued interest receivable                  77,000           89,000
 Inventory                                   345,000          461,000
 Prepaid expenses and other
   current assets                            600,000          852,000
                                        -------------    -------------
Total current assets                       5,948,000       12,362,000

Property and equipment, net                  941,000          742,000
Debt issuance costs, net                     358,000          496,000
Patents, net                               2,737,000        2,991,000
Licenses, net                                388,000          449,000
Goodwill                                   1,868,000        1,868,000
Other assets                                 789,000          579,000
                                        -------------    -------------
Total assets                            $ 13,029,000     $ 19,487,000
                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses  $  1,209,000     $  2,469,000
 Accrued interest payable                     51,000          311,000
 Deferred revenues                           988,000        1,199,000
 Current portion of note payable and
  other future obligations                   294,000          789,000
                                        -------------    -------------
  Total current liabilities                2,542,000        4,768,000

Long-term obligations for
  purchased patents                          201,000          346,000
Note payable, net of current portion         264,000          354,000
Convertible notes                         13,530,000       13,530,000
                                        -------------    -------------
Total liabilities                         16,537,000       18,998,000
                                        -------------    -------------

Commitments and contingencies                      -                -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                       -                -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 13,298,606 at September
  30, 2003 and 13,159,119 at
  December 31, 2002                          133,000          132,000
 Additional paid-in capital               49,347,000       48,989,000
 Notes receivable from stockholders       (1,045,000)      (1,045,000)
 Unamortized value of restricted
  stock grants                              (318,000)        (277,000)
 Treasury stock, at cost - 819 shares         (4,000)          (4,000)
 Accumulated other comprehensive loss        (28,000)         (14,000)
 Accumulated deficit                     (51,593,000)     (47,292,000)
                                        -------------    -------------
Total stockholders' equity (deficit)      (3,508,000)         489,000
                                        -------------    -------------
Total liabilities and stockholders'
 equity (deficit)                        $13,029,000      $19,487,000
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


                                Three months ended          Nine months ended
                                   September 30,              September 30,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
Net loss
As reported                  $(2,206,000) $(2,858,000) $(4,301,000) $(7,032,000)
Deduct: Stock-based employee
 compensation expense determined
 under fair value based method  (427,000)    (419,000)  (1,194,000)  (1,243,000)
                             ------------ ------------ ------------ ------------
Pro forma                    $(2,633,000) $(3,277,000) $(5,495,000) $(8,275,000)
                             ============ ============ ============ ============

Basic and diluted loss
  per share:
As reported                       $(0.17)      $(0.22)      $(0.32)      $(0.54)
Pro forma                          (0.20)       (0.25)       (0.42)       (0.63)


**