Form 10-K
period 2003-12-31
ACCESS PHARMACEUTICALS INC
filed 2004-03-24
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

     /x/ Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2003
                                  or
   / / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.    Yes __X__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is an Accelerated Filer (as
defined in Exchange Act Rule 12b-2).    Yes _____  No __X__

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $32,651,000.

As of March 22, 2004 there were 15,315,523 shares of Access
Pharmaceuticals, Inc. Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-K to conform such statements to actual results.

Business
--------

Access Pharmaceuticals, Inc. (Access) is a Delaware corporation. We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities.

Together with our subsidiaries, we have proprietary patents or rights to eight drug delivery technology platforms:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery
* vitamin mediated oral delivery,
* bioerodible cross-linker technology,
* mucoadhesive disc technology,
* hydrogel particle aggregate technology,
* Residerm(R) topical delivery, and
* carbohydrate targeting technology.

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

We are marketing amlexanox 5% paste, the first U.S. Food and Drug Administration (FDA) approved product for the treatment of canker sores, under the trade name Aphthasol(R) in the United States. In September 2001, Strakan Limited, our United Kingdom partner, received marketing authorization to market amlexanox 5% paste in the U. K. under the trade name Aptheal(R). Strakan is in the process of filing and gaining government approval in all European Union countries under the Mutual Recognition Procedure. We are developing new formulations and delivery forms of amlexanox, including mucoadhesive disc delivery.

In addition, Strakan has used our patented Residerm(R) technology to develop a zinc clindamycin formulation for the treatment of acne. Strakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R) in March 2002. The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union.

Key Developments
----------------

On February 24, 2004 we closed a private placement sale of our common stock pursuant to which we sold 1,789,371 shares of our common stock at a per share price of $5.40. We received gross proceeds of $9,663,000 from this offering and had expenses of $615,000. The investors also received 5 year warrants to purchase 447,344 shares of our common stock at an exercise price of $7.10 per share and the placement agents received warrants in the offering to purchase 156,481 shares of our common stock at an exercise price of $5.40 per share. The funds from the private placement will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates.

On January 8, 2004 we announced that we had signed a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth, granting Wyeth the North American rights to develop and market an OTC product utilizing our OraDisc(TM) technology pending any required regulatory approvals. This agreement grants an exclusive license to market the OraDisc(TM) product in the United States, Canada and Mexico, with additional rights to extend the marketing rights worldwide.

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

Products
--------

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products
-----------------

Aphthasol(R) and Aptheal(R) (Amlexanox 5% Paste)
------------------------------------------------

Amlexanox 5% paste currently is the only drug approved by the FDA for the treatment of canker sores. Independent market research indicates that more than 8 million patients visit dentists per year in the United States with complaints of canker sores. Current estimates indicate that approximately 20% of the U.S. adult population suffers from canker sores, of which 15 million patients claim that their canker sores recur.

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block
Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a Puerto Rico facility certified by the FDA for Good Manufacturing Practices. At such time when we acquired the US rights to Aphthasol(R), we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it is unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the second quarter of 2004. We have selected Contract Pharmaceuticals

Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product. Full scale production commenced in the first quarter of 2004.

Amlexanox 5% paste was approved by regulatory authorities for sale in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing rights to Strakan, Zambon, Esteve and Mipharm for specific countries in Europe. Contract Pharmaceuticals Ltd. Canada has also been selected as our European supplier of amlexanox 5% paste and a UK filing has been made to approve this facility for European supply.

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

Strakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001. Strakan's trade name for the product is Aptheal(R). We anticipate that the amlexanox 5% paste product should receive approval throughout Europe in 2004.

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

The Therapeutic Products Programme, the Canadian equivalent of the
FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera(R), in Canada to Paladin Labs Inc., our
Canadian partner.

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

Strakan currently is marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R). The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union. In addition, in May
2002 Strakan signed a Licensing Agreement with Fujisawa GmbH, which granted a license to Fujisawa for rights to market Zindaclin(R) in continental western Europe. In addition, licenses and or distribution agreements have been signed in other countries.

Milestone Payments And Royalties By Product
-------------------------------------------

The following table reflects aggregate milestone payments received through December 31, 2003, aggregate possible milestone payments under agreements signed as of December 31, 2003 and royalties received through December 31, 2003.

                  Milestones                            Royalties
               Received through  Aggregate Possible  Reeived through
   Product         12/31/03          Milestones          12/31/03
-------------  ----------------  ------------------  ---------------
Aphthasol(R)       $  752,000         $6,171,000                  -

Zindaclin(R)       $1,335,000         $  897,000         $   46,000


Products in Development Status
------------------------------

Polymer Platinate
-----------------

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

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $1.9 billion. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug delivery goal therefore is to enhance delivery of the drug to the tumor and minimize the amount of drug affecting normal organs in the body.

Polymer Platinate (AP 5280)
---------------------------
AP5280 is a chemotherapeutic agent that we believe has the potential to have significantly superior effectiveness in treating numerous cancers compared to platinum compounds currently in use. Our patented AP5280 product seeks to achieve this goal by attaching a small platinum molecule to a large polymer. This method exploits the usually leaky or hyperpermeable, nature of the cells that line the walls of blood vessels that feed tumors. The large AP5280 molecule enters the tumor in preference to other tissues, which do not have leaky or hyperpermeable blood vessels. In addition, the capillary/lymphatic drainage system of tumors is not well developed and limited. Thus effective drug delivery combined with inefficient drainage results in a higher concentration of platinum in the tumor. This dual effect is called enhanced permeability and retention, or EPR. In addition, the polymer is designed to shield the platinum from interactions with normal cells while the drug circulates within the body, thereby reducing toxicity. The proposed mechanism of how AP5280 is taken up by tumor cells may bypass known membrane-associated mechanisms for development of tumor resistance, a common cause of failure of chemo-therapeutic drugs over the course of treatment.

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

Based on the results achieved in the Phase I study and preclinical data, which indicated that AP5280 efficacy was maximized when administered on a more frequent dosing regimen, Access commenced enrollment in a Phase I/II study based on a weekly dosing regimen. Utilizing the previous Phase I data to commence dosing at 1/3rd of the maximum tolerated dosing every three weeks, the initial phase determined the weekly clinical dosing. A Phase II study will assess the clinical efficacy of AP5280 as a single therapy in ovarian cancer patients. The planned study is a multi-center to be conducted in Europe and will enroll up to 50 patients. The study started in the fourth quarter of 2002, and the Phase I part of this study was completed in 2003. We are currently analyzing these Phase I results in order to plan the Phase II part of the study.

Polymer Platinate (AP 5346) DACH Platinum
-----------------------------------------

The extensive experience we have gained developing AP5280 has been applied to extend our platinum developments to include the DACH form of platinum.

Oxaliplatin, another form of DACH platinum, which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer is now also being marketed in the United States and is generating worldwide sales in excess of $1 billion annually. Carboplatin and Cisplatin, the most widely prescribed platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 500,000 reported new cases annually in the developed world, increasing at a rate of approximately three percent per year.

In May 2001 we announced the expansion of our polymer platinate activities to include a development program for the prodrug of oxaliplatin. We developed a number of formulations, and initial in vitro, acute toxicity and efficacy data lead to our selection of the lead compound AP5346. An extensive preclinical package has been developed supporting the development of AP5346. The ability to inhibit tumor growth has been evaluated in six preclinical models. Compared with the marketed product Oxaliplatin, AP5346 showed superiority in a number of these models.
In addition, in a B16 melanoma rodent model, it was demonstrated that AP5346 formed at least 14 times more platinum DNA complexes in tumors than did Oxaliplatin and there was approximately 20 times more platinum delivered to the tumor. We commenced Phase I clinical studies in a multi-center study being conducted in Europe in the first quarter of 2003, and will enroll approximately 20 patients. The study is expected to be completed in the second quarter of 2004.

OraDisc(TM)
-----------

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, Access developed a novel, cost-effective, commercially-viable, mucoadhesive film product that is bioerodible. This technology, known as OraDisc(TM), comprises a multi-layered film having an adhesive layer, a central pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing for a wide range of potential applications. The disc is simply applied by pressing it against the inner surface of the mouth. The disc stays in place, eroding over a period of time, so that subsequent removal is unnecessary. The disc delivers the drug over a period of time controlled by the rate of erosion of the disc, which is in turn controlled by the formulation of the backing layer.

OraDisc(TM) was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol(R). We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product, called OraDisc(TM) A.

A Phase I tolerance study to evaluate skin irritation of this formulation was successfully completed in 1999 and a pilot Phase II study evaluating the oral wound healing capacity of OraDisc(TM) A was completed in January 2000 with both studies generating positive results.

An Investigational New Drug Application, or IND, was filed with the
FDA in April 2000 and a 400 patient placebo-controlled multi-center study evaluating OraDisc(TM) A for the treatment of established canker sores was completed in December 2000. In the study, three groups were evaluated; patients were treated with active OraDisc(TM) A, placebo disc and no treatment. The primary clinical endpoint which evaluated complete healing on day 5 was achieved, with accelerated healing with OraDisc(TM) A being statistically significant, compared with both the placebo and no treatment groups.

A second Phase III study evaluating OraDisc(TM) A for the treatment of established canker sores has been completed. The Phase III study enrolled 700 patients at 28 sites throughout the US. The study was a double-blind placebo controlled study with three arms which compares the active disc to placebo and to no treatment. Pediatric patients were enrolled in this study with the objective of expanding the label to include use in patients 12 years and older. In addition to the Phase III study a 28 day safety study and a pharmacokinetic study have also been conducted.

In December 2003 we submitted a new drug application ("NDA") to the FDA and in February 2004 we were notified by the FDA that it was accepted for filing.

We have continued to develop the OraDisc(TM) technology, and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, and the oral delivery of drugs for patients with swallowing difficulties. In January 2004, we announced the signing of an agreement with Wyeth Consumer Healthcare for the development of an OTC product based upon the OraDisc(TM) technology.

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

We filed an IND with the FDA in December 1999 and developed a Phase
II protocol to investigate a mouthwash formulation for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. This study commenced in the first quarter of 2000. We enrolled 58 patients in the initial study which was performed at multiple sites throughout the United States.

In July 2001, we announced results from our Phase II randomized clinical study of the prevention and treatment of mucositis. The data developed confirmed that our mucoadhesive liquid technology (MLT) could be a platform technology and appears to represent an important advancement in the management and prevention of mucositis.

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

Given the results achieved with our MLT, and the fact that in the study an amlexanox rinse showed no additional benefit, we do not plan to conduct additional clinical studies evaluating amlexanox as a preventative product candidate for mucositis. Following the completion of the Phase II study we conducted additional formulation development work to optimize the MLT technology prior to advancing clinical development. The topical application of the MLT was tested for its ability to attenuate the course of radiation-induced oral mucositis in an established hamster model. The study results clearly indicate the ability to prevent the onset of ulcerative mucositis, or delay the onset and reduce the severity of mucositis. We have met with the FDA to determine the most expeditious way to advance our mucositis clinical development program. Prior to finalizing the pivotal clinical study protocol, the primary clinical endpoint has to be agreed with the FDA.

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

We are currently planning an additional clinical trial for mucositis to start in the second quarter of 2004.

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

Our strategy is to initially focus on utilizing our technology in combination with approved drug substances to develop novel patentable formulations of existing therapeutic and diagnostic products. We believe that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to outlicense to, or co-develop with, marketing partners our current product candidates.

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

* Bioerodible Cross-Linker Delivery Technology;

* Mucoadhesive Disc Technology;

* Hydrogel Particle Aggregate Technology;

* Residerm(R) Topical Delivery Technology; and

* Carbohydrate Targeting Drug Delivery Technology

We also are developing agents for the prevention and treatment of viral disease. Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology
---------------------------------------------------
In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes hydroxypropylmethacrylamide with platinum, designed to exploit enhanced permeability and retention, or EPR, at tumor sites to selectively accumulate drug and control drug release. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or

SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. The drug is released inside the tumor mass while polymer/drug not delivered to tumors is renally cleared from the body. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

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

* passive tumor targeting involves transporting anti-cancer agents through the bloodstream to tumor cells using a "carrier" molecule. Many different carrier molecules, which can take a variety of forms (micelles, nanoparticles, liposomes and polymers), are being investigated as each provides advantages such as specificity and protection of the anti-cancer drug from degradation due to their structure, size (molecular weights) and particular interactions with tumor cells. The polymer platinate program is a passive tumor targeting technology.

* active tumor targeting involves attaching an additional fragment to the anticancer drug and the carrier molecule to create a new "targeted" agent that will actively seek a complementary surface molecule to which it binds (preferentially located on the exterior of the tumor cells). The theory is that the targeting of the anti-cancer agent through active means to the affected cells should allow more of the anti-cancer drug to enter the tumor cell, thus amplifying the response to the treatment and reducing the toxic effect on bystander, normal tissue.

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using vitamin
B12 and folate to more effectively target anti-cancer drugs to solid tumors.

It has been known for some time that vitamin B12 and folic acid are essential for tumor growth and as a result, receptors for these vitamins are up-regulated in certain tumors. Vitamin B12 receptor over-expression occurs in breast, lung, leukemic cells, lymphoma cells, bone, thyroid, colon, prostate and brain cancers and some other tumor lines, while folate receptor over-expression occurs in breast, lung, ovarian, endometrial, renal, colon, brain and cancers of myeloid hemotopoietic cells and methotrexate-sensitive tumors.

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

Our proprietary position in this technology involves the conjugation of vitamin B12 and/or folic acid (or their analogs) to a polymer to which is also attached to the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, disease targeting is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these VB12-drug conjugates.

Bioerodible Cross-Linker Delivery Technology
--------------------------------------------

Our scientists have developed a novel series of bioerodible cross-linkers which have the potential to be utilized with hydrogels in a number of drug delivery applications as well as several non-pharmaceutical applications. Hydrogels are very large molecules with complex three-dimensional structures capable of storing either small molecule drugs or much larger peptide and protein therapeutics. These molecules are stored within the matrix of the hydrogel. Most hydrogels are not bioerodible, therefore they deliver their payload of drug by diffusion of these molecules through the interconnecting chambers of the hydrogel. Once all of the drug has been delivered, non-bioerodible hydrogels remain in the body (unless surgically removed) as they cannot be broken down and eliminated. By comparison, our hydrogels possess bioerodible linking groups with well-defined rates of degradation in biological systems, and so release their payload of drugs by both diffusion and erosion of the hydrogel matrix. By selecting linkers with appropriate degradation rates, much greater control of drug release rates can be achieved. Once the drug has been released, erosion of the hydrogel continues until no solid hydrogel remains, eliminating the need to use an additional procedure to remove the drug delivery device. The hydrogel erodes to form much smaller water-soluble fractions which are readily eliminated from the body.

A number of possible drug delivery systems can be developed using the Access bioerodible cross-linker technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

We have a U.S. patent for our bioerodible cross-linker technology. Our bioerodible cross-linker technology has the following properties:

* contains a network polymer that swells in water;

* it has cleavable bonds in a linear polymer backbone;

* breakdown occurs in a biological or aqueous environment;

* controlled degradation rates ranging from hours to months can be achieved; and

* offers the ability to control drug incorporation and release by the choice of polymer, crosslink density and link degradation rate.

Mucoadhesive Disc Technology
----------------------------

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, Access developed a novel, cost-effective, commercially-viable, mucoadhesive film product that is bioerodible. This technology, known as OraDisc(TM), comprises a multi-layered film having an adhesive layer, a central pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing for a wide range of potential applications. The disc is simply applied by pressing it against the inner surface of the mouth. The disc stays in place, eroding over a period of time, so that subsequent removal is unnecessary. The disc delivers the drug over a period of time controlled by the rate of erosion of the disc, which is in turn controlled by the formulation of the backing layer.

OraDisc(TM) was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol(R). We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product, called OraDisc(TM) A.

We have continued to develop the OraDisc(TM) technology, and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, and the oral delivery of drugs for patients with swallowing difficulties.

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

This technology utilizes the inherent physical attractive forces between nanoparticles themselves and between nanoparticles and a polar solvent such as water. These particles form bulk materials that can have the same size as infinite bulk networks but allow chemical variability and much greater resistance to permanent mechanical deformation. The aggregate demonstrates many physical properties identical to those of a bulk hydrogel. However, there are important differences between aggregates and bulk materials. For example, "tough" elastomeric hydrogels used in tissue engineering constructs typically fail catastrophically when placed under high strain or shear forces. As the network begins to fail under stress, the material physically breaks down. Hydrogel nanoparticle aggregates exhibit superior performance compared to bulk materials under stress as the nanoparticles can slip past each other allowing local deformation and repair.

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

Research Projects, Products and Products in Development
-------------------------------------------------------

                          ACCESS DRUG PORTFOLIO

                                         Licensing                          Clinical
          Compound            Originator  Partner  Indication  FDA Filing   Stage (1)
----------------------------- ---------- --------- ---------- -------------- ---------
Cancer
------
Polymer Platinate(AP5280)(2)    Access-        -     Ovarian     Clinical    Phase I/II
                                U London                       Development(7)

Polymer Platinate(AP5346)(2)    Access-        -     Ovarian,    Clinical    Phase I
                                U London           Colorectal  Development(7)
                                                      cancer

Mucositis liquid technology     Access          -   Mucositis       IND      Phase III

Topical Delivery
----------------
Amlexanox (3)                   Takeda    Strakan,  Aphthous        NDA      Approved
                                          Zambon,     ulcers
                                          Esteve,
                                          Meda,
                                          Mipharm,
                                          Palidin

OraDisc(TM) Amlexanox(3)        Access    Strakan,  Aphthous        NDA      FDA
Biodegradable Polymer Disc                Zambon,     ulcers                 Review
                                          Esteve,
                                          Meda,
                                          Mipharm,
                                          Paladin

Residerm(R) A                   Access    Strakan,
Zinc Clindamycin(4)                       Fujisawa    Acne        PLA (8)    Approved (9)

OraDisc(TM) Benzocaine          Access        -      Oral pain    OTC        N/A

Vitamin Mediated Delivery
-------------------------
Oral Delivery System            Access        - (10) Various      Research   Pre-Clinical

Vitamin Targeted Therapeutics   Access        -      Anti-tumor   Research   Pre-Clinical

Antiviral
---------
Anti viral compound (5)(6)        NIH         -         HIV      Development Pre-Clinical

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

(10) Research collaboration agreement with Celltech Group plc.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase I and Phase II studies depending on the drug indication are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner. Should we conduct Phase III clinical studies we expect to engage a contract research organization to perform this work.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have one Phase I trial in process, two planned Phase II trials and one Phase III trial planned for this year.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $6,096,000, $7,024,000 and $4,174,000 on research and development during the years 2003, 2002 and 2001, respectively.

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

Two U.S. patents and one European patent have issued and one U.S.
patent and two European patent applications are pending for polymer platinum compounds. The two patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages which are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

One U.S. and two European patents have issued and one European patent is pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patents and patent application cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic pharmacologically active agents. The patents and patent applications also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

We have one U.S. patent and one European patent is pending for our bioerodible cross-linker technology. A number of possible drug delivery systems can be developed using the Access bioerodible cross-linker technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

We have one U.S. patent and have filed one U.S. and one European patent application for our OraDisc(TM) technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

We have filed two U.S. patent applications and two European patent applications for our mucoadhesive liquid technology. Our patent applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis. In addition to our product candidate, we are also considering the development of products that incorporate an analgesic for pain management or compounds for the treatment of bacterial or fungal infections into our mucoadhesive liquid technology.

We have filed two U.S. patent applications and two European patent applications for our hydrogel particle aggregate technology. Our patent applications have a variety of potential applications, such as in-dwelling medicated catheters, medicated stents, artificial discs, tissue scaffold and controlled-release drug delivery systems.

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

We hold U.S. and European patents with broad composition of matter claims encompassing glycosaminoglycan, acidic saccharide, carbohydrate and other endothelial binding and targeting carriers in combination with drugs and diagnostic agents formulated by both physical and chemical covalent means. Eleven patents have issued commencing in 1990, ten U.S.
and one European, and an additional European patent application is pending. The patents and patent applications relate to the in vivo medical uses of drugs and diagnostic carrier formulations which bind and cross endothelial and epithelial barriers at sites of disease, including but not limited to treatment and medical imaging of tumor, infarct, infection and inflammation. They further disclose the body's induction of endothelial, epithelial, tissue and blood adhesins, selectins, integrins, chemotaxins and cytotaxins at sites of disease as a mechanism for selective targeting, and they claim recognized usable carrier substances which selectively bind to these induced target determinants.

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

The principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon and Inhale which are developing alternate drugs in combination with polymers. We believe we are the only company conducting clinical studies in the polymer drug delivery of platinum compounds. We believe that the principal current competitors to our polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. We believe that our technology potentially represents a significant advance over these older technologies because our technology provides a system with a favorable pharmacokinetic profile.

A number of companies are developing or may in the future engage in the development of products competitive with the Access polymer delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor (acquired by Johnson
& Johnson), GlaxoSmithKline, Imclone and Xoma. Currently, liposomal formulations being developed by Gilead Sciences and Alza Corporation, are the major competing intravenous drug delivery formulations which deliver similar drug substances.

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

Employees
---------

As of March 22, 2004, we had 33 full time employees, 17 of whom have advanced scientific degrees. Of these employees, 29 are engaged in, or directly supporting research and development activities and four are in business administration positions. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability
----------------

We make available free of charge through our web site, www.accesspharma.com, our annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934, as amended, as well as certain of our corporate governance policies, including the charters for the Board of Director's audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access Pharmaceuticals, Inc., 2600 Stemmons Freeway, Suite 176, Dallas, TX
75207 attn: Investor Relations.

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

We have experienced a history of losses and we expect to incur future losses.
-----------------------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $54.2 million through December 31, 2003. Losses for the years ended 2003, 2002 and 2001 were $6,935,000, $9,384,000 and $6,027,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur significant additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months of 2003 was $601,000 per month. We project our net cash burn rate for the next twelve months to be approximately
$400,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

We do not have significant operating revenue and we may never attain profitability.
--------------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of amlexanox or Zindaclin(R) products to date and we may not generate significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products.
Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal royalties any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

The success of our research and development activities, upon which we primarily focus, is uncertain.
----------------------------------------------------------------------

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

We may be unable to obtain necessary additional capital to fund operations in the future.
--------------------------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. Although we believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements through 2005, we may need to raise substantial additional capital during that period to support our ongoing operations because our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including:

* the sales levels of our currently marketed products;

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

Our ability to successfully commercialize, and market our products and product candidates could be limited if a number of these existing relationships were terminated.

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
------------------------------------------------------------------------

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block
Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a Puerto Rico facility certified by the FDA for Good Manufacturing Practices. At such time when we acquired the US rights to Aphthasol(R). we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it was unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the second quarter of 2004. We acquired the rights to amlexanox 5% paste from Block Drug Company on July 22, 2002. We have selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product. Full scale production commenced in the first quarter of 2004.

Amlexanox 5% paste was approved by regulatory authorities for sale in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing rights to Strakan, Zambon, Esteve and Mipharm for specific countries in Europe. Contract Pharmaceuticals Ltd. Canada has also been selected as our European supplier of amlexanox 5% paste and a UK filing has been made to approve this facility for European supply.

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

OraDisc(TM) was manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We finalized with a third party a contract for manufacturing our product if our product gains regulatory approval.

AP5280 and AP5346 are manufactured by third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

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

* OraDisc(TM) has completed a Phase III clinical trial in the US and we filed an NDA.

* AP5280 has completed Phase I of its Phase I/II trial in Europe and we are analyzing the results to start the Phase II part of the trial.

* AP5346 is currently in a Phase I trial in Europe.

* Mucoadhesive liquid technology is planned to start a Phase III trial in the US in the second quarter of 2004.

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

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, Access, and our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
---------------------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, OraDisc(TM) and AP5280 have taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process.
The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

The following companies are working on therapies and formulations that may be competitive with our polymer platinum (AP5280) and DACH platinum (AP5346):

* Antigenics is developing liposomal formulations; and
* Cell Therapeutics, Daiichi, Enzon and Inhale are developing alternate drugs in combination with polymers.

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

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system are Bristol-Myers-Squibb, Centocor (acquired by Johnson & Johnson), GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

RxKinetics, Human Genome Sciences, Endo Pharmaceuticals and Amgen are developing products to treat mucositis that may compete with the mucoadhesive liquid technology.

Emisphere Technologies, Inc., Biovail Corporation, CIMA Labs, Inc., Depomed Inc. and Flamel Technologies are developing products which compete with our oral drug delivery system.

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product is not widely accepted in the marketplace and its sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company and we intend to re-launch it in the second quarter of 2004. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States.

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

We may not be successful in protecting our intellectual property and proprietary rights.
--------------------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.
The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of technology to 26 U.S. patents and to 16
U.S. patent applications now pending, and 7 European patents and 17
European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

* 5% amlexanox paste in 2011
* Zindaclin(R) and Residerm(R) between 2007 and 2011
* OraDisc(TM) in 2020
* AP5280 in 2021
* AP5346 in 2021
* Mucoadhesive technology, patents are pending
* Vitamin mediated technology between 2003 and 2019

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-----------------------------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
--------------------------------------------------------------------------

Heartland Advisors, Inc. and Larry N. Feinberg (Oracle Partners LP,
Oracle Institutional Partners LP and Oracle Investment Management Inc.) each currently beneficially own approximately 12.1% of our common stock as of March 22, 2004. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
-----------------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. 15,314,816 shares of our common stock that are outstanding as of March 22, 2004, 13,525,445 of which are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act. An additional 1,789,371 shares of common stock that are outstanding as of March 22, 2004 are restricted but we have agreed to file a Form S-3 which will allow for the public resale of such shares.

We are not currently in compliance with AMEX continued listing requirements and may not be able to maintain our AMEX listing.
--------------------------------------------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including maintaining stockholders' equity at required levels. We are not in compliance with this stockholders' equity standard as of March 22, 2004. However, we have until November 2004 to become compliant with such equity standard. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 17,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in March 2006. However, we have an option for early termination. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

Our subsidiary, Access Pharmaceuticals Australia Pty. Limited, leases approximately 7,000 square feet for offices and laboratories in Sydney, New South Wales, Australia.

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

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have not been completed. Access intends to be vigorous in both its defense of Hall's claims and its pursuit of our counterclaims.

Mipharm S.p.A. ("Mipharm") filed an arbitration against Access in the International Court of Arbitration of the International Chamber of Commerce (the "ICC") on or about October 23, 2003. Mipharm claims that we breached certain license agreements that existed between Mipharm and Access by failing to (1) make commercially reasonable efforts to obtain European Union regulatory approval for certain pharmaceutical products and (2) inform Mipharm of all significant news and actions relating to the approval process. Mipharm seeks damages of approximately $350,000, and an order compelling us to perform pursuant to the license agreements.

We have answered Mipharm's arbitration demand, and simultaneously asserted counterclaims against Mipharm. In the counterclaims, Access alleges, inter alia, that Mipharm has itself breached the license agreements and is pursuing claims that it had previously agreed to release in exchange for valuable consideration. We seek approximately $2.2 million in damages.

On January 16, 2004, Mipharm commenced a related lawsuit in Texas Federal Court, in which it alleges that one of Access's counterclaims should have been brought before a different arbitral body. We have since withdrawn the disputed counterclaim. Mipharm nonetheless continues to pursue the Texas action. Our motion to dismiss is currently pending.

Discovery, substantive fact investigation, and legal analysis have only recently begun in both the ICC arbitration and the Texas action. Access intends to vigorously defend against Mipharm's claims and to pursue its own counterclaims.

Del Pharmaceuticals, Inc. ("Del") filed a complaint against Access on or about March 12, 2004, in the Court of Chancery in New Castle County, Delaware. Each of the allegations in the complaint relates to allegedly unfulfilled or breached contractual obligations that Del claims arose from two confidentiality agreements entered into between Del and Access and from a supposed license and supply agreement that Access did not execute. The complaint seeks relief in the form of specific performance of the supposed license and supply agreement, an unspecified amount of money damages, and an order enjoining Access from misappropriating or transferring Del's supposed confidential information or trade secrets to third parties.

Discovery, substantive fact investigation, and detailed legal analysis have not yet begun. We believe that the allegations in the complaint are without merit and we intend to defend vigorously against all claims asserted. We are also considering bringing counterclaims against Dell.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers
------------------

Mr. Kerry P. Gray has been our President and Chief Executive Officer and a director since January 1996. Prior to such time, from June 1993, Mr. Gray served as President and Chief Executive Officer of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, Mr. Gray served as Vice President and Chief Financial Officer of PharmaSciences, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior
Vice President, Americas, Australia and New Zealand of Rhone-Poulenc Rorer, Inc. Prior to the Rorer/Rhone Poulenc merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. Previously, from January 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in that same capacity for the Revlon Health Care Group of companies before their acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

David P. Nowotnik, Ph.D. has been Senior Vice President Research and Development since January 2003 and had been Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents.
From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Stephen B. Thompson has been Vice President since 2000 and our
Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy
-----------------------------------------------

Our common stock has traded on the American Stock Exchange, or AMEX, since March 30, 2000 under the trading symbol AKC. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by AMEX for fiscal years 2003 and 2002.


                                           Common Stock
                                        -------------------
                                          High        Low
                                        --------   --------
Fiscal Year Ended December 31, 2003
-----------------------------------
First quarter                            $  2.74    $  1.75
Second quarter                              3.50       1.81
Third quarter                               4.40       2.91
Fourth quarter                              5.50       3.75

Fiscal Year Ended December 31, 2002
-----------------------------------
First quarter                            $  5.74    $  3.40
Second quarter                              3.80       1.40
Third quarter                               2.85       1.50
Fourth quarter                              2.18       1.05


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

The number of record holders of Access common stock at March 22, 2004 was approximately 5,800. On March 22, 2004, the closing price for the common stock as quoted on the AMEX was $5.47. There were 15,315,523 shares of common stock outstanding at March 22, 2004.

Recent Sales of Unregistered Securities
---------------------------------------

On February 24, 2004 we completed a private placement sale of our common stock pursuant to which we sold 1,789,371 shares of our common stock at a per share price of $5.40. We received gross proceeds of $9,663,000 from these sales and had expenses of $615,000. The investors also received warrants to purchase 447,344 shares of our common stock which have a term of 5 years at an exercise price of $7.10 per share and the placement agents received warrants in the offering to purchase 156,481 shares of our common stock at an exercise price of $5.40 per share. The funds from the private placement will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates. The shares and warrants are expected to be registered in a Form S-3 which will initially be filed on or about March 24, 2004.

Equity Compensation Plan Information
------------------------------------

None

Issuer Purchases of Equity Securities
-------------------------------------

None

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

                                        For the Year Ended December 31,
                               ------------------------------------------------
                                 2003      2002      2001      2000      1999
                               --------  --------  --------  --------  --------
Consolidated Statement of Operations and Comprehensive Loss Data:
Total revenues                  $ 1,295   $ 1,147   $   243   $   107   $    15
Operating loss                   (8,213)   (8,700)   (6,308)   (6,058)   (3,364)
Interest and
  miscellaneous income            2,559       594     1,451       972        53
Interest expense                  1,281     1,278     1,170       342        12
Net loss                         (6,935)   (9,384)   (6,027)   (5,428)   (3,308)

Common Stock Data:
Net loss per basic and diluted
  common share                  $ (0.52)  $ (0.72)  $ (0.47)  $ (0.49)  $ (0.72)
Weighted average basic and
  diluted common shares
  outstanding                    13,267    13,104    12,857    11,042     4,611

                                                   December 31,
                               ------------------------------------------------
                                 2003      2002      2001      2000      1999
                               --------  --------  --------  --------  --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short term investments        $ 2,587   $ 9,776   $20,126   $25,809   $   869
Restricted cash                     649       468       600         -         -
Total assets                     11,811    19,487    25,487    30,526     4,600
Deferred revenue                  1,184     1,199       508       551       155
Convertible notes                13,530    13,530    13,530    13,530         -
Total liabilities                17,636    18,998    16,409    15,522       986
Total stockholders'
  equity (deficit)               (5,825)      489     9,078    15,004     3,614

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

Together with our subsidiaries, we have proprietary patents or rights to eight drug delivery technology platforms:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery,
* bioerodible cross-linker technology,
* mucoadhesive disc technology,
* hydrogel particle aggregate technology,
* Residerm(R) topical delivery and
* carbohydrate targeting technology.

In addition, we are marketing in the United States - Aphthasol(R), the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms of amlexanox including mucoadhesive disc delivery and mucoadhesive liquid delivery.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block
Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a Puerto Rico facility certified by the FDA for Good Manufacturing Practices. At such time when we acquired the US rights to Aphthasol(R), we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it was unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the second quarter of 2004. We have selected Contract Pharmaceuticals
Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product. Full scale production has commenced in the first quarter of 2004.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2003, our accumulated deficit was $54,227,000, of which $8,894,000 was the result of the write-off of excess purchase price.

On February 24, 2004 we closed a private placement sale of our common stock pursuant to which we sold 1,789,371 shares of our common stock at a per share price of $5.40. We received gross proceeds of $9,663,000 from this sale and had expenses of $615,000. The investors also received 5 year warrants at an exercise price of $7.10 per share to purchase 447,344 shares of our common stock and the placement agents received warrants in the offering at an exercise price of $5.40 per share to purchase 156,481 shares of our common stock. The funds from the private placement will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2003 and 2002
----------------------------------------------------

Our licensing revenue in 2003 was $729,000, as compared to licensing revenue of $853,000 in 2002, a decrease of $124,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2003 and 2002 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

Product sales of Aphthasol(R) totaled $532,000 in 2003, as compared to product sales of $194,000 in 2002. Our first sales were recorded in December 2002. As a result of the Aphthasol(R) supply situation discussed above, there have been no product sales of Aphthasol(R) since June 2003.

In 2002 we had a research and development agreement which provided $89,000 in revenue. The agreement expired in 2002 and we had no such revenue in 2003.

Royalty income for 2003 was $34,000 as compared to $11,000 in 2002, an increase of $23,000. As our products are approved, marketed and accepted, royalty income is expected to increase in future periods.

Our total research spending for the year ended December 31, 2003 was $6,096,000, as compared to $7,024,000 in 2002, a decrease of $928,000.
The decrease in expenses was the result of:

* lower clinical development costs ($812,000) for the amlexanox OraDisc(TM) project; and
* lower development and clinical development costs for our polymer platinate project ($773,000).

These decreases were offset by:

* higher salary and salary related expenses due to additional staff
  ($278,000);
* higher expenses due to the full year impact of our Australian subsidiary ($254,000);
* higher internal lab costs due to the additional staff and projects ($102,000); and
* other net increases ($23,000).

Our cost of product sales was $277,000 for 2003 as compared to $107,000 in 2002. The commencement of our Aphthasol(R) sales began in the fourth quarter of 2002.

Our total general and administrative expenses were $2,514,000 for 2003, an increase of $237,000 over 2002 expenses of $2,277,000, due to:

* higher professional fees and expenses ($151,000);
* higher shareholder-investor relations expenses ($74,000);
* higher patent and license expenses ($60,000);
* higher salary and related expense ($50,000); and
* higher rent expenses ($31,000).

These increases were offset by lower withholding taxes on foreign revenues ($129,000).

Depreciation and amortization was $621,000 in 2003 as compared to $439,000 in 2002, an increase of $182,000 primarily resulting from the acquisition of new capital equipment and a full year of amortization of acquired patents.

Our loss from operations in 2003 was $8,213,000 as compared to a loss of $8,700,000 in 2002.

Our interest and miscellaneous income was $2,559,000 for 2003 as compared to $594,000 for 2002, an increase of $1,965,000. The increase in miscellaneous income of $2,280,000 was due to a one time settlement agreement with Block Drug Company relating to Block's contractual obligation to supply Aphthasol(R) to us. Pursuant to the settlement, Block made a onetime cash payment to us and we were also relieved of certain future payment obligations to Block under the Asset Sale Agreement pursuant to which we purchased from Block the assets relating to amlexanox. Under the settlement agreement, Block was relieved of its obligation to supply amlexanox to us. The increase in interest and miscellaneous income was partially offset by a decrease in interest income due to lower cash balances and lower interest rates in 2003 as compared with 2002.

Interest expense was $1,281,000 for 2003 as compared to $1,278,000 for the same period in 2002, an increase of $3,000.

Net loss for 2003 was $6,935,000, or a $0.52 basic and diluted loss per common share compared with a loss of $9,384,000, or a $0.72 basic and diluted loss per common share, for 2002.

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

Our total research spending for the year ended December 31, 2002 was $7,024,000, as compared to $4,174,000 in 2001, an increase of $2,850,000. The increase in expenses was the result of:

* higher development and clinical development costs for our polymer platinate project ($997,000);
* higher clinical development costs ($1,148,000) for amlexanox development projects for OraDisc(TM);
* higher salary and salary related expenses due to additional staff
  ($579,000);
* higher expenses due to our Australian subsidiary ($341,000); and
* higher internal lab costs due to the additional staff and projects
  ($44,000).

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

Our total general and administrative expenses were $2,277,000 for 2002 and $1,959,000 in 2001, an increase of $318,000 due to:

* higher salary and related expense ($92,000);
* higher withholding taxes on foreign revenues ($92,000);
* higher patent and license expenses ($85,000);
* higher rent expenses ($78,000);

* higher professional fees and expenses ($50,000); and
* other net increases ($60,000).

These increases were offset by lower shareholder-investor relations expenses ($111,000) and lower executive search fees ($28,000).

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

Liquidity and Capital Resources
-------------------------------

On February 24, 2004 we closed a private placement sale of our common stock pursuant to which we sold 1,789,371 shares of our common stock at a per share price of $5.40. We received gross proceeds of $9,663,000 from this sales and had expenses of $615,000. The investors also received 5 year warrants at an exercise price of $7.10 per share to purchase 447,344 shares of our common stock and the placement agents received warrants in the offering at an exercise price of $5.40 per share to purchase 156,481 shares of our common stock. The funds from the private placement will be used principally for general corporate purposes to support our operations and to fund clinical development of our portfolio of product candidates. At February 27, 2004 our cash and cash equivalents were $10,354,000.

We have funded our operations primarily through private sales of common stock, convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of December 31, 2003 our cash and cash equivalents were $2,587,000 and our working capital was $1,206,000. Our working capital at December 31, 2003 represented a decrease of $6,388,000 as compared to our working capital as of December 31, 2002 of $7,594,000. This decrease was due to our overall operating expenses and the interest paid on the $13.5 million convertible notes offset by the revenues we received.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2003 of $54,227,000. We expect that our existing capital resources and anticipated revenues will be adequate to fund our current level of operations through 2005. We cannot assure you that we will ever be able to generate sufficient product revenue to achieve or sustain profitability.

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

                       Three Months ended    Twelve Months ended
                           December 31,          December 31,      Inception
                      --------------------- --------------------      to
      Project            2003       2002       2003       2002     Date (1)
--------------------- ---------- ---------- ---------- ---------- ----------
Polymer Platinante
 (AP5280 and AP5346)   $   563    $   532    $  2,559   $  2,941   $  12,781
OraDisc(TM)                114        607       1,387      2,296       6,223
Bioerodible Hydrogel
  Technology and
  Nanoparticles and
  Nanoparticle Networks    312        224         978        811       2,348
Vitamin Mediated
  Targeted Delivery        225        192         614        341         955
Mucoadhesive Liquid
  Technology (MLT)         (14)        39          34        220       1,429
Others (2)                 348        215         524        415       4,767
                       --------- ---------- ---------- ---------- ----------
Total                  $ 1,548    $ 1,809    $  6,096   $  7,024   $  28,503
                       ========= ========== ========== ========== ==========

(1) Cumulative spending from inception through December 31, 2003.
(2) The following projects are among the ones included in this line item:
    Carbohydrate targeting, amlexanox cream and gel and other related projects.

Due to uncertainties and certain of the risk factors described above, including those relating to our ability to successfully commercialize our drug candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risk factors above, including without limitation those relating to the uncertainty of the success of our research and development activities and our ability to obtain necessary additional capital to fund operations in the future. As discussed in such risk factors, delays in our research and development efforts and any inability to raise additional funds could cause us to eliminate one or more of our research and development programs.

We plan to continue our policy of investing available funds in certificates of deposit, money market funds, government securities and investment-grade interest-bearing securities, none of which matures in more than two years. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts, $8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2007. The notes which bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13, may convert to Common Stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to restructure the terms of the notes as we near the due date for repayment. Any such restructuring could have a significant impact on our capital structure and liquidity.

Critical Accounting Policies and Estimates
------------------------------------------

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

Revenue
-------

Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized based on an analysis of our contractual obligations ratably over the performance period in the agreement. Determination of the performance perid involves judgment on management's part.

Asset Impairment
----------------

On January 1, 2002, we adopted SFAS 142, "Goodwill and Other
Intangible Assets." Upon adoption, we performed a transitional impairment test on our recorded intangible assets that consisted primarily of acquisition related goodwill and license intangibles. We also performed an annual impairment test in the fourth quarter of 2003. The analysis resulted in no goodwill impairment charge in 2003. We will be required to perform this test on at least an annual basis.

Our intangible assets at December 31, 2003 consist primarily of goodwill, patents acquired in acquisitions and licenses, which were recorded at fair value on the acquisition date.

Based on an assessment of our accounting policies and underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other general factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flows. The impairment test involves judgement on the part of management as to the value of goodwill, licences and intangibles.

Off-Balance Sheet Transactions
------------------------------

None

Contractual Obligations
-----------------------

The Company's significant contractual obligations as of December 31, 2003 are set forth below.

                           Payment Due by Period
                    -------------------------------------------
                                      Less Than
                         Total         1 Year       1-3 Years
                    -------------  -------------  --------------
Long-Term Debt
  Obligations        $ 14,361,000    $   338,000    $ 14,023,000

Operating Lease
  Obligations             390,000        176,000         214,000
                     ------------   ------------   -------------
Total                $ 14,751,000    $   514,000    $ 14,237,000
                     ============   ============   =============


ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2004 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $10,000. The estimated effect assumes no changes in our short-term investments at December 31, 2003. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this 10-K on pages F-1 through F-21. Reference is made to Item 16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(a).  CONTROLS AND PROCEDURES

Access's management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to Access, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by Access in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors.  The information required by this item with respect to directors
----------
(including with respect to the audit committee of our Board of Directors) and reports of beneficial ownership will be contained in our definitive Proxy Statement ("Proxy Statement") for our 2004 Annual Meeting of Stockholders to be held on May 19, 2004 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than April 29, 2004.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics
---------------
(the "Code") that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.accesspharma.com. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. Access shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX
75207.

Our corporate governance guidelines and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors are available on our website at www.accesspharma.com. Access shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX 75207.

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

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Financial Statements and Exhibits                                Page
   ---------------------------------                                ----

1. Financial Statements. The following financial statements are submitted as part of this report:
   -------------------------------------------------------------

Report of Independent Certified Public Accountants                   F-1
Consolidated Balance Sheets at December 31, 2003 and 2002            F-2
Consolidated Statements of Operations and Comprehensive Loss
  for 2003, 2002 and 2001                                            F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  for 2003, 2002 and 2001                                            F-4
Consolidated Statements of Cash Flows for 2003, 2002 and 2001        F-5
Notes to Consolidated Financial Statements                           F-6

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

3.1Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of our Form 8-B dated July 12, 1989, Commission File Number 9-9134)

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

    --------------------
    Exhibit Number
    --------------

* 10.3 1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995,
Commission File No. 33-64031)

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

    --------------------
    Exhibit Number
    --------------

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

23.0 Consent of Experts and Counsel

23.1 Consent of Grant Thornton LLP Independent Auditors of the Company

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15(c) of the report

(b) Reports on Form 8-K
    -------------------

In a Form 8-K furnished to the SEC on November 7, 2003, the Registrant reported under Item 12 "Disclosure of Results of Operations and Financial Condition" a press release in which it announced its financial results for the quarterly period ended September 30, 2003.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCESS PHARMACEUTICALS, INC.


Date March 23, 2004                   By: /s/ Kerry P. Gray
     --------------                      -------------------
                                         Kerry P. Gray
                                         President and Chief Executive
                                         Officer

Date March 23, 2004                   By: /s/ Stephen B. Thompson
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


Date March 23, 2004                   By: /s/ Kerry P. Gray
     --------------                      -------------------
                                         Kerry P. Gray
                                         President and Chief Executive
                                         Officer, Director

Date March 23, 2004                   By: /s/ Stuart M. Duty
     --------------                      -------------------
                                         Stuart M. Duty, Director

Date March 23, 2004                   By: /s/ J. Michael Flinn
     --------------                      ---------------------
                                         J. Michael Flinn, Director

Date March 23, 2004                   By: /s/ Stephen B. Howell
     --------------                      ----------------------
                                         Stephen B. Howell, Director

Date March 23, 2004                   By: /s/ Max Link
     --------------                      --------------
                                         Max Link, Director

Date March 23, 2004                   By: /s/ Herbert H. McDade, Jr.
     --------------                      ---------------------------
                                         Herbert H. McDade, Jr., Director

Date March 23, 2004                   By: /s/ John J. Meakem
     --------------                      -------------------
                                         John J. Meakem, Jr., Director

            Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2003 and
2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2003 and
2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ Grant Thornton LLP
----------------------

GRANT THORNTON LLP

Dallas, Texas
March 13, 2004

             Access Pharmaceuticals, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS

                                         December 31, 2003  December 31, 2002
      ASSETS                               --------------    -------------
Current assets
Cash and cash equivalents                   $    727,000      $ 1,444,000
Short term investments, at cost                1,860,000        8,332,000
Accounts receivable                            1,149,000        1,184,000
Accrued interest receivable                       77,000           89,000
Inventory                                        108,000          461,000
Prepaid expenses and other current assets        898,000          852,000
                                           --------------   --------------
 Total current assets                          4,819,000       12,362,000

Property and equipment, net                    1,004,000          742,000

Debt issuance costs, net                         313,000          496,000

Patents, net                                   2,652,000        2,991,000

Licenses, net                                    367,000          449,000

Goodwill                                       1,868,000        1,868,000

Other assets                                     788,000          579,000
                                           --------------   --------------
Total assets                                $ 11,811,000     $ 19,487,000
                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses       $  1,780,000     $  2,469,000
Accrued interest payable                         311,000          311,000
Deferred revenues                              1,184,000        1,199,000
Current portion of note payable
  and other future obligations                   338,000          789,000
                                           --------------   --------------
Total current liabilities                      3,613,000        4,768,000

Long-term obligations for
  purchased patents                              211,000          346,000

Note payable, net of current portion             282,000          354,000

Convertible notes                             13,530,000       13,530,000
                                           --------------   --------------
Total liabilities                             17,636,000       18,998,000
                                           --------------   --------------

Commitments and contingencies                          -                -

Stockholders' equity (deficit)
Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                           -                -
Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 13,397,034 at December 31, 2003
  and 13,159,119 at December 31, 2002            134,000          132,000
Additional paid-in capital                    49,597,000       48,989,000
Notes receivable from stockholders            (1,045,000)      (1,045,000)
Unamortized value of restricted
  stock grants                                  (294,000)        (277,000)
Treasury stock, at cost - 819 shares              (4,000)          (4,000)
Accumulated other comprehensive
  income (loss)                                   14,000          (14,000)
Accumulated deficit                          (54,227,000)     (47,292,000)
                                           --------------   --------------
Total stockholders' equity (deficit)          (5,825,000)         489,000
                                           --------------   --------------

Total liabilities and stockholders'
  equity (deficit)                          $ 11,811,000     $ 19,487,000
                                           ==============   ==============

     The accompanying notes are an integral part of these statements.

           Access Pharmaceuticals, Inc. and Subsidiaries

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                 Year ended December 31,
                                         -------------------------------------
                                             2003         2002         2001
                                         -----------  -----------  -----------
Revenues
License revenues                         $   729,000  $   853,000  $   243,000
Product sales                                532,000      194,000            -
Research and development                           -       89,000            -
Royalty income                                34,000       11,000            -
                                         -----------  -----------  -----------
Total revenues                             1,295,000    1,147,000      243,000

Expenses
Research and development                   6,096,000    7,024,000    4,174,000
Cost of product sales                        277,000      107,000            -
General and administrative                 2,514,000    2,277,000    1,959,000
Depreciation and amortization                621,000      439,000      418,000
                                         -----------  -----------  -----------
Total expenses                             9,508,000    9,847,000    6,551,000
                                         -----------  -----------  -----------

Loss from operations                      (8,213,000)  (8,700,000)  (6,308,000)

Other income (expense)
Interest and miscellaneous income          2,559,000      594,000    1,451,000
Interest and debt expense                 (1,281,000)  (1,278,000)  (1,170,000)
                                         -----------  -----------  -----------
                                           1,278,000     (684,000)     281,000
                                         -----------  -----------  -----------

Net loss                                 $(6,935,000) $(9,384,000) $(6,027,000)
                                         ===========  ===========  ===========

Basic and diluted loss per common share       $(0.52)      $(0.72)      $(0.47)
                                         ===========  ===========  ===========

Weighted average basic and diluted
 common shares outstanding                13,266,733   13,104,060   12,856,639
                                         ===========  ===========  ===========

Net loss                                 $(6,935,000) $(9,384,000) $(6,027,000)
Other comprehensive income (loss)
 Foreign currency translation adjustment      28,000      (14,000)           -
                                         -----------  -----------  -----------
Comprehensive loss                       $(6,907,000) $(9,398,000) $(6,027,000)
                                         ===========  ===========  ===========

     The accompanying notes are an integral part of these statements.

           Access Pharmaceuticals, Inc. and Subsidiaries

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Accumulated
                                                               Notes       Unamortized               other
                                Common Stock     Additional  receivable     value of              comprehensive
                             -------------------  paid-in       from       restricted   Treasury     income    Accumulated
                             Shares     Amount  capital   stockholders  stock grants    stock      (loss)      deficit
---------------------------- ---------- -------- ----------- ------------ ------------ ---------- ----------- -------------
Balance, January 1, 2001     12,845,000 $132,000 $47,802,000 $(1,045,000)  $        -   $  (4,000) $       -  $(31,881,000)

Common stock issued for cash
  exercise of  warrants          13,000        -      33,000           -            -           -          -             -
Common stock issued for
  cashless exercise of
  warrants and SARs               7,000        -      41,000           -            -           -          -             -
Issuance of restricted
  stock grants                   44,000        -     181,000           -     (181,000)          -          -             -
Amortization of restricted
  stock grants                        -        -           -           -       27,000           -          -             -
Net loss                              -        -           -           -            -           -          -    (6,027,000)
                             ---------- -------- ----------- ------------ ----------- ----------- ---------- --------------
Balance, December 31, 2001   12,909,000  132,000  48,057,000  (1,045,000)    (154,000)     (4,000)         -   (37,908,000)

Common stock for cash exercise
  of warrants and options        13,000        -      31,000           -            -           -          -             -
Common stock issued for cashless
  exercise of warrants           14,000        -           -           -            -           -          -             -
Common stock issued,
  purchase of assets            173,000        -     632,000           -            -           -          -             -
Warrants issued                       -        -      80,000           -            -           -          -             -
Issuance of restricted
  stock grants                   50,000        -     189,000           -     (190,000)          -          -             -
Other comprehensive loss              -        -           -           -            -           -    (14,000)            -
Amortization of restricted
  stock grants                        -        -           -           -       67,000           -          -             -
Net loss                              -        -           -           -            -           -          -    (9,384,000)
                             ---------- -------- ----------- ------------ ------------ ----------- ---------- -------------
Balance, December 31, 2002   13,159,000  132,000  48,989,000  (1,045,000)    (277,000)     (4,000)   (14,000)  (47,292,000)

Common stock issued for
  cash exercise of warrants
  and options                   103,000    1,000     266,000           -            -           -          -             -
Common stock issued for cashless
  exercise of warrants           80,000    1,000      (1,000)          -            -           -          -             -
Warrants issued                       -        -     233,000           -            -           -          -             -
Issuance of restricted
  stock grants                   55,000        -     110,000           -     (111,000)          -          -             -
Other comprehensive income            -        -           -           -            -           -     28,000             -
Amortization of restricted
  stock grants                        -        -           -           -       94,000           -          -             -
Net loss                              -        -           -           -            -           -          -    (6,935,000)
                             ---------- -------- ----------- ------------ ----------- ------------ --------- --------------
Balance, December 31, 2003   13,397,000 $134,000 $49,597,000 $(1,045,000)    $294,000     $(4,000)   $14,000  $(54,227,000)
                             ========== ======== =========== ============ =========== ============ ========= ==============

    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                       ----------------------------------------
                                           2003          2002          2001
                                       ------------  ------------  ------------
Cash flows from operating activities:
Net loss                               $ (6,935,000) $ (9,384,000) $ (6,027,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Warrants issued in payment of
 consulting expenses                         57,000        37,000        41,000
Amortization of restricted stock grants      94,000        64,000        27,000
Depreciation and amortization               621,000       439,000       418,000
Amortization of debt costs                  183,000       183,000       182,000
Other long-term obligations                       -        43,000            -
Change in operating assets and liabilities:
 Accounts receivable                         35,000    (1,101,000)      168,000
 Accrued interest receivable                 12,000        21,000        86,000
 Inventory                                  353,000      (461,000)            -
 Prepaid expenses and other current assets  130,000      (241,000)     (478,000)
 Other assets                              (209,000)      130,000        (1,000)
 Accounts payable and accrued expenses     (689,000)      983,000       328,000
 Accrued interest payable                         -         1,000        27,000
 Deferred revenue                           (15,000)      691,000       (43,000)
                                         -----------  ------------  ------------
Net cash used in operating activities    (6,363,000)   (8,595,000)   (5,272,000)

Cash flows from investing activities:
Capital expenditures                       (462,000)     (403,000)     (419,000)
Redemptions (purchases) of short-term
  investments and certificates of
  deposit, net                            6,472,000     4,368,000    (4,094,000)
Purchase of businesses,
  net of cash acquired                            -    (1,313,000)            -
                                         -----------  ------------  ------------
Net cash provided by investing activities 6,010,000     2,652,000     3,675,000

Cash flows from financing activities:
Proceeds from notes payable                 126,000             -       600,000
Payments of notes payable                  (784,000)     (107,000)      (25,000)
Proceeds from stock issuances, net          266,000        32,000        33,000
                                         -----------  ------------  ------------
Net cash provided by (used in)
  financing activities                     (392,000)      (75,000)      608,000
                                         -----------  ------------  ------------

Net increase (decrease) in cash
  and cash equivalents                     (745,000)   (6,018,000)     (989,000)
Effect of exchange rate changes on cash      28,000        36,000             -
Cash and cash equivalents at
  beginning of period                     1,444,000     7,426,000     8,415,000
                                        ------------  ------------  ------------
Cash and cash equivalents at
  end of period                          $  727,000    $1,444,000    $7,426,000
                                        ============  ============  ============
Cash paid for interest                   $1,281,000 $1,083,000 $959,000
Cash paid for income taxes                        - - -

Supplemental disclosure of noncash transactions
Acquisitions of Australia patents
Assets acquired                                   - 676,000 -
Stock and warrants issued                         - (676,000) -


    The accompanying notes are an integral part of these statements.

               Access Pharmaceuticals, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three years ended December 31, 2003

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

Patents and Applications
------------------------

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Licenses
--------

We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2003

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition
-------------------

Licensing revenues are recognized over the period of our performance obligation. Licensing agreements generally require payments of fees on executing the agreement with milestone payments based on regulatory approvals and cumulative sales. Some agreements allow for the return of a portion of the initial execution fee if regulatory approvals are not received. Many of our agreements are for ten years with automatic extensions. Sponsored research and development revenues are recognized as research and development activities are performed under the terms of research contracts. Advance payments received are recorded as unearned revenue until the related research activities are performed. Royalty income is recognized as earned at the time the licensed product is sold. Option revenues are recognized when the earnings process is completed pursuant to the terms of the respective contract.

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

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent their realization is in doubt

Loss Per Share
--------------

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, convertible notes and warrants. However, for all years presented, stock options, convertible notes and warrants are anti-dilutive.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2003

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Acquisition-Related Intangible Assets and Change In Accounting Principles
-------------------------------------------------------------------------

Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption. The intangible assets of the company that did not meet the separate recognition criteria were licenses and acquired patents. We continue to amortize intangible assets that meet the new criteria over their useful lives. In accordance with SFAS 142, we performed a transitional impairment test of goodwill as of January 1, 2002, and an annual test in the fourth quarter of 2003 and 2002, which did not result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):


                                     December 31, 2003      December 31, 2002
                                  ---------------------- -----------------------
                                    Gross                 Gross
                                   carrying  Accumulated carrying   Accumulated
                                    value   amortization   value    amortization
                                  --------- ------------ ---------- ------------
Amortizable intangible assets
  Patents                          $ 3,179   $    527     $ 3,179    $    188
  Licenses                             830        463         830         381
                                  --------- ------------ ---------- ------------
Total                              $ 4,009   $    990     $ 4,009    $    569
                                  ========= ============ ========== ============

Intangible assets not subject to
    amortization

  Goodwill                         $ 2,464   $    596     $ 2,464    $    596
                                  ========= ============ ========== ============

Amortization expense related to intangible assets totaled $421,000, $301,000 and $359,000 for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2003 is as follows (in thousands):

2004        $  421
2005           421
2006           421
2007           396
2008           371
Thereafter     989
            -------
Total       $3,019
            =======

             Access Pharmaceuticals, Inc. and Subsidiaries

                Three years ended December 31, 2003

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net loss and loss per share for the twelve months ended December 31, 2003 and 2002, adjusted to exclude goodwill amortization expense, is as follows (in thousands):

                                         Twelve months ended December 31,
                                         ----------------------------------
                                            2003        2002        2001
                                         ----------  ----------  ----------
Net loss
 Reported net loss allocable
   to common stockholders                 $ (6,935)   $ (9,384)   $ (6,027)
 Goodwill amortization                           -           -         246
                                         ----------  ----------  ----------
 Adjusted net loss allocable
  to common stockholders                  $ (6,935)   $ (9,384)   $ (5,781)
                                         ==========  ==========  ==========

Basic and diluted loss per share
 Reported basic and diluted
   loss per share                            $(.52)      $(.72)     $(.47)
 Goodwill amortization                           -           -        .02
                                         ----------  ----------  ---------
 Adjusted basic and diluted
   loss per share                            $(.52)      $(.72)     $(.45)
                                         ==========  ==========  =========

Stock-Based Compensation
------------------------

We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for
Stock Issued to Employees, and related interpretations. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which recognizes the fair value of all stock-based awards on the date of grant.

At December 31, 2003 we had two stock-based employee compensation plans, which are described more fully in Note 11. No stock-based employee compensation cost, other than compensation associated with options assumed in acquisitions, is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                               December 31,
                                  -------------------------------------
                                      2003         2002         2001
                                  -----------  -----------  -----------
Net loss
  As reported                     $(6,935,000) $(9,384,000) $(6,027,000)
  Pro forma stock option expense   (1,232,000)  (1,662,000)  (1,565,000)
                                  -----------  -----------  -----------
  Pro forma                        (8,167,000) (11,046,000)  (7,592,000)
                                  ===========  ===========  ===========
Basic and diluted loss per share
  As reported                           ($.52)       ($.72)       ($.47)
  Pro forma stock option expense         (.09)        (.12)        (.12)
                                  -----------  -----------  -----------
  Pro forma                             ($.61)       ($.84)       ($.59)
                                  ===========  ===========  ===========

             Access Pharmaceuticals, Inc. and Subsidiaries

                  Three years ended December 31, 2003

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

Fair Value of Financial Instruments
------------------------------------

The carrying value of cash, cash equivalents, short-term investments and certificates of deposit approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and there were no available securities as a basis to value our debt.

             Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2003

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

The cost of the acquisition has been assigned principally to patents and will be amortized over the remaining useful life of the patents which averages ten years.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under a former consulting agreement between Thoma Corporation
("Thoma") and us, Thoma received payments for consulting services and reimbursement of direct expenses. Herbert H. McDade, Jr., our Chairman of the Board of Directors, is an owner of Thoma Corp. Thoma received payments for consulting services and was also reimbursed for expenses as follows:

         Consulting      Expense
 Year       Fees      Reimbursement
------  ------------  -------------
 2002     $ 18,000        $  -
 2001       54,000           -

             Access Pharmaceuticals, Inc. and Subsidiaries

                Three years ended December 31, 2003

NOTE 4 - RELATED PARTY TRANSACTIONS - continued

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell's payments for consulting services, expense reimbursements and warrants are as follows:

        Consulting     Expense                Exercise   Fair
 Year      Fees     Reimbursement  Warrants    Price     Value
------  ----------  -------------  --------  ---------  -------
 2003    $ 60,000      $ 6,000      30,000      $3.00   $30,000
 2002      55,000        3,000      10,000       4.91    37,000
 2001     101,000       16,000      15,000       3.00    41,000

See Note 10 for a discussion of our Restricted Stock Purchase Program.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  December 31,
                                          --------------------------
                                              2003          2002
                                          ------------  ------------
Laboratory equipment                      $ 1,972,000   $ 1,524,000
Laboratory and building improvements          166,000       157,000
Furniture and equipment                       196,000       191,000
                                          ------------  ------------
                                            2,334,000     1,872,000
Less accumulated depreciation
  and amortization                          1,330,000     1,130,000
                                          ------------  ------------
Net property and equipment                $ 1,004,000   $   742,000
                                          ============  ============

Depreciation and amortization on property and equipment was $200,000, $138,000, and $57,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - 401(k) PLAN
We have a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($12,000 in 2003; $11,000 in 2002; and $10,500 in 2001) and to have the amount of such reduction contributed to the 401(k) Plan. We have a 401(k) matching program whereby we contribute for each dollar a participant contributes a like amount, with a maximum contribution of 2% of a participant's earnings. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $45,000 in 2003; $37,000 in 2002; and $32,000 in 2001.

              Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2003

NOTE 7 - NOTE PAYABLE AND OTHER OBLIGATIONS

On September 20, 2001, we completed a $600,000 installment loan with a bank. The loan was used to purchase capital equipment and for leasehold improvements to expand our laboratory and office space. The loan is due in 60 equal installments, including interest at 6.5%. The loan is secured by a $354,000 certificate of deposit classified as an other asset at December 31, 2003.

On February 26, 2002, our wholly-owned subsidiary, Access
Pharmaceuticals Australia Pty. Limited acquired the targeted therapeutic technology business of Biotech Australia Pty. Ltd under an Asset Sale Agreement. We will pay $175,000 each February 26, starting in 2003, for a total of up to $525,000, over a three-year period.

Future maturities of the note payable and other obligations are as follows:

    2004       $ 338,000
    2005         330,000
    2006         110,000
Thereafter        53,000
               ----------
               $ 831,000
               ==========

NOTE 8 - CONVERTIBLE NOTES

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. Our convertible notes are due in two parts, $8,030,000 due on September 13, 2005 and $5,500,000 due on September 13, 2007. The notes bear interest at 7.7% per annum with $1,041,000 of interest due annually on September 13th.
The notes have a fixed conversion price of $5.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates. Total expenses of issuance were $915,000 and are amortized over the life of the notes.

NOTE 9 - COMMITMENTS

At December 31, 2003, we have commitments under noncancelable operating leases for office and research and development facilities and equipment as follows:

                                      Operating
                                        leases
                                      ----------
                    2004              $ 176,000
                    2005                171,000
                    2006                 43,000
                                      ----------
Total future minimum lease payments   $ 390,000
                                      ==========

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $165,000, $138,000 and $114,000, respectively.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2003

NOTE 10 - STOCKHOLDERS' EQUITY

Restricted Stock Purchase Program
---------------------------------

On October 12, 2000, the Board of Directors authorized a Restricted
Stock Purchase Program. Under the Program, the Company's executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 190,000 shares were purchased under the Program by four eligible participants at $5.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participant's delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for the corporate secretary. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheet. Interest on the notes is neither being collected nor accrued.

The stock granted under the Program other than to the corporate secretary vests ratably over a four year period. The stock granted to the corporate secretary vested on the date of grant.

Warrants
---------

There were warrants to purchase a total of 542,062 shares of common stock outstanding at December 31, 2003. All warrants vested on issuance except the warrants in note a. Except for 62,000 warrants (see a), all of the warrants were exercisable at December 31, 2003. The warrants had various prices and terms as follows:

                                            Warrants    Exercise  Expiration
     Summary of Warrants                   Outstanding   Price       Date
----------------------------------------  ------------- -------- ------------
2003 financial advisor (a)                   72,000       $3.90    10/30/08
2003 scientific consultant (b)               30,000        3.00     1/1/06
2002 warrants offered in acquisition (c)     25,000        5.00     2/26/05
2002 scientific consultant (d)               10,000        4.96     2/01/09
2001 scientific consultant (e)               15,000        3.00     1/1/08
2000 offering  (f)                          242,812        2.00     3/01/05
2000 scientific consultant (g)               30,000        2.00     1/01/07
2000 scientific consultant (h)                7,500        3.00     1/01/04
1999 offering  (i)                            9,750        2.00     7/20/04
1999 financial advisor  (j)                 100,000        2.93     3/26/04
                                           ---------
        Total                               542,062
                                           =========

a) During 2003, a financial advisor received warrants to purchase 72,000 shares of common stock at any time from October 30, 2003 until October
30, 2008, for financial consulting services rendered in 2003 and 2004.
The warrants vest at a rate of 5,000 shares per month for the first six months and 7,000 shares per month for the second six months. The fair value of the warrants was $2.82 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.9%, expected volatility 92% and a term of 5 years.

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2003

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

b) During 2003, a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2003 until January 1, 2006, for scientific consulting services rendered in 2003. The fair value of the warrants was $.99 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.26%, expected volatility 98% and a term of 3 years.

c) During 2002, a company received warrants to purchase 25,000 shares of common stock at an exercise price of $5.00 per share at any time from February 26, 2002 until February 26, 2005. The warrants were issued in connection with the acquisition of patents in Australia. The fair value of the warrants was $1.72 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.67%, expected volatility 81% and a term of 3 years.

d) During 2002, a scientific advisor received warrants to purchase 10,000 shares of common stock at an exercise price of $4.91 per share at any time from February 1, 2002 until February 1, 2009, for scientific consulting services rendered in 2002. The fair value of the warrants was $3.70 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.90%, expected volatility 81% and a term of 7 years.

e) During 2001, a scientific advisor received warrants to purchase 15,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2001 until January 1, 2008, for scientific consulting services rendered in 2001. The fair value of the warrants was $2.74 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.03%, expected volatility 118% and a term of 7 years.

f) In connection with offerings of common stock in 2000, warrants to purchase a total of 509,097 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

g) During 2000, a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $2.00 per share at any time from January 1, 2000 until January 1, 2007, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.68 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.625%, expected volatility 118% and a term of 5 years.

             Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2003

NOTE 10 - STOCKHOLDERS' EQUITY  - Continued

h) During 2000, a scientific advisor received warrants to purchase 7,500 shares of common stock at any time from January 1, 1999 until January
1, 2004, for scientific consulting services rendered in 2000. The fair value of the warrants was $1.87 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.38%, expected volatility
122% and a term life of 4 years.

i) In connection with offerings of common stock in 1999, warrants to purchase a total of 165,721 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

j) During 1999, a financial advisor received warrants to purchase 100,000 shares of common stock at any time from March 26, 1999 until March 26, 2004, for financial consulting services rendered in 1999. The fair value of the warrants was $2.48 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.42%, expected volatility 122% and a term life of 5 years.

2001 Restricted Stock Plan
--------------------------

We have a restricted stock plan, the 2001 Restricted Stock Plan, under which 200,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests over five years, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2003 there were 149,376 shares granted and 50,624 shares available for grant under the 2001 Restricted Stock Plan.

NOTE 11 - STOCK OPTION PLANS

We have a stock option plan, as amended, (the "1995 Stock Awards
Plan"), under which 2,500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. The 1995
Stock Awards Plan replaced the previously approved stock option plan
(the "1987 Stock Awards Plan"). On February 11, 2000 we adopted the
2000 Special Stock Option Plan and Agreement (the "Plan"). The Plan provides for the award of options to purchase 500,000 shares of the authorized but unissued shares of common stock of the Company. Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options are generally granted with an exercise price equal to the market value at the date of grant.

At December 31, 2003, there were 368,000 additional shares available for grant under the 1995 Stock Awards Plan.

             Access Pharmaceuticals, Inc. and Subsidiaries

                    Three years ended December 31, 2003

NOTE 11 - STOCK OPTION PLANS - Continued

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: dividend yield of 0% for all periods; volatility of 117%, 98% and 90%; risk-free interest rates of 2.26%, 2.03% and 3.70% and expected lives of four years for all periods. The weighted average fair values of options granted were $1.56, $2.46 and $2.52 per share during 2003, 2002 and 2001, respectively.

Summarized information for the 1995 Stock Awards Plan is as follows:

                                                         Weighted-
                                                         average
                                                         exercise
                                              Shares      price
                                           ------------  --------
Outstanding options at January 1, 2001       1,126,584      $3.68
Granted, fair value of $2.52 per share         154,000       3.65
                                           ------------
Outstanding options at December 31, 2001     1,280,584       3.68

Granted, fair value of $2.46 per share         493,000       3.53
Exercised                                       (2,428)      2.08
Forfeited                                      (60,000)      3.17
                                           ------------
Outstanding options at December 31, 2002     1,711,156       3.59

Granted, fair value of $1.56 per share         374,500       2.20
Exercised                                       28,000       2.55
Forfeited                                        4,000       2.70
                                           ------------
Outstanding options at December 31, 2003     2,053,656       3.45
                                           ============

Exercisable at December 31, 2001               733,851       3.20
Exercisable at December 31, 2002               997,570       3.35
Exercisable at December 31, 2003             1,389,185       3.49


Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2003 is summarized below:

                                        Weighted average               Weighted-
                          Number of  ----------------------  Number of  average
                           shares      Remaining   Exercise   shares    exercise
Range of exercise prices outstanding life in years   price  exercisable  price
------------------------ ----------- ------------- -------- ----------- --------
$1.49-2.18                  492,972        7.5      $ 2.00     309,180   $ 2.00
$2.30-2.81                  379,100        8.7        2.43     229,779     2.51
$2.94-3.99                  751,584        7.4        3.44     500,226     3.30
$4.05-7.8125                430,000        7.1        5.80     350,000     5.74
                         -----------                        -----------
                          2,053,656                          1,389,185
                         ===========                        ===========

                Access Pharmaceuticals, Inc. and Subsidiaries

                 Three years ended December 31, 2003

NOTE 11 - STOCK OPTION PLANS - Continued

Under the 2000 Special Stock Option Plan, 500,000 options were issued in 2000 and are outstanding at December 31, 2003. 468,749 of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2003, 343,749 of the options were exercisable at December 31, 2002 and 218,749 of the options were exercisable at December 31, 2001. All of the options expire on March 1, 2010 and have an exercise price of $2.50 per share.

All issued options under the 1987 Stock Awards Plan are vested, exercisable and have a remaining life of one year. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:


                                                       Weighted-
                                                       average
                                             Stock     exercise
                                            options      price
                                          -----------  ---------
Outstanding awards at January 1, 2001         28,752      $37.38
Forfeited                                     (2,750)      23.52
                                          -----------
Outstanding awards at December 31, 2001       26,002       46.18

Forfeited                                     (8,824)      90.45
                                          -----------
Outstanding awards at December 31, 2002       17,178       23.31

Forfeited                                     (5,750)      35.00
                                          -----------
Outstanding awards at December 31, 2003       11,428       17.42
                                          ===========

             Access Pharmaceuticals, Inc. and Subsidiaries

                   Three years ended December 31, 2003

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:


                                         2003          2002          2001
                                     ------------  ------------  ------------
Income taxes at U.S. statutory rate  $(2,358,000)  $(3,191,000)  $(2,049,000)
Change in valuation allowance           (111,000)    1,153,000     1,897,000
Expenses not deductible                   40,000        15,000         8,000
Expiration of net operating loss
  and general business credit
  carryforwards, net of revisions      2,429,000     2,023,000       144,000
                                     ------------  ------------  ------------
Total tax expense                    $         -   $         -   $         -
                                     ============  ============  ============

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:


                                                    December 31,
                                      ----------------------------------------
                                          2003          2002           2001
                                      ------------  ------------  ------------
Deferred tax assets (liabilities)
Net operating loss carryforwards       $20,193,000   $20,487,000   $19,259,000
General business credit carryforwards    1,960,000     1,356,000     1,396,000
Property, equipment and goodwill           113,000       119,000       154,000
                                      ------------  ------------  ------------
Gross deferred tax assets               22,266,000    21,962,000    20,809,000
Valuation allowance                    (22,266,000)  (21,962,000)  (20,809,000)
                                      ------------  ------------  ------------
Net deferred taxes                     $         -   $         -   $         -
                                      ============  ============  =============

At December 31, 2003, we had approximately $59,390,000 of net operating loss carryforwards and approximately $1,960,000 of general business credit carryforwards. These carryforwards expire as follows:


           Net operating       General business
         loss carryforwards  credit carryforwards
         ------------------  --------------------
2004       $ 5,713,000            $   26,000
2005         2,897,000                38,000
2006           198,000                26,000
2007           994,000               138,000
2008         3,330,000               185,000
Thereafter  46,258,000             1,547,000
           -------------        -------------
           $59,390,000            $1,960,000
           =============        =============

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

              Access Pharmaceuticals, Inc. and Subsidiaries

                  Three years ended December 31, 2003

NOTE 13 - SETTLEMENT WITH BLOCK DRUG COMPANY

On July 22, 2002 we entered into a Supply Agreement whereby Block Drug Company (Block) was required to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. Subsequently we were advised by Block that it was unable to produce Aphthasol(R) for us pursuant to the Supply Agreement. In May 2003, we reached a settlement with Block relating to this matter wherby Block made a one-time cash payment to us, we recorded $2,280,000 in Miscellaneous Income and Block was relieved of its obligations under the Supply Agreement and the Asset Sale Agreement, pursuant to which we had purchased certain assets relating to amlexanox and Aphtahsol(R) from Block, and we were relieved from certain future obligations under the Asset Sale Agreement.

NOTE 14 - CONTINGENCIES

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

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have not been completed. Access intends to be vigorous in both its defense of Hall's claims and its pursuit of our counterclaims.

Mipharm S.p.A. ("Mipharm") filed an arbitration against Access in the International Court of Arbitration of the International Chamber of Commerce (the "ICC") on or about October 23, 2003. Mipharm claims that we breached certain license agreements that existed between Mipharm and Access by failing to (1) make commercially reasonable efforts to obtain European Union regulatory approval for certain pharmaceutical products and (2) inform Mipharm of all significant news and actions relating to the approval process. Mipharm seeks damages of approximately $350,000, and an order compelling us to perform pursuant to the license agreements.

We have answered Mipharm's arbitration demand, and simultaneously asserted counterclaims against Mipharm. In the counterclaims, Access alleges, inter alia, that Mipharm has itself breached the license agreements and is pursuing claims that it had previously agreed to release in exchange for valuable consideration. We seek approximately $2.2 million in damages.

On January 16, 2004, Mipharm commenced a related lawsuit in Texas Federal Court, in which it alleges that one of Access's counterclaims should have been brought before a different arbitral body. We have since withdrawn the disputed counterclaim. Mipharm nonetheless continues to pursue the Texas action. Our motion to dismiss is currently pending.

Discovery, substantive fact investigation, and legal analysis have only recently begun in both the ICC arbitration and the Texas action. Access intends to vigorously defend against Mipharm's claims and to pursue its own counterclaims.

Del Pharmaceuticals, Inc. ("Del") filed a complaint against Access on or about March 12, 2004, in the COurt of Chancery in New Castle County, Delaware. Each of the allegations in the complaint relates to allegedly unfilled or breached contractual obligation that Del claims arose from two confidentiality agreement entered into between Del and Access and from a supposed license and supply agreement that Access did not execute. The complaint seeks releif in the form of specific performance of the supposed license and supply agreement, an unspecified amount of money damages, and an order enjoining Access from misappropriating or transferring Del's supposed confidential information or trade secrets to third parties.

Discovery, sustantive fact investigation, and detailed legal analysis have not yet begun. We believe that the allegations in the complaint are without merit and we intend to defend vigorously against all claims asserted. We are also considering bringing counterclaims against Del.

              Access Pharmaceuticals, Inc. and Subsidiaries

                  Three years ended December 31, 2003

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2003 and 2002 were as follows (in thousands, except per share amounts):

                                               2003 Quarter Ended
                                -----------------------------------------------
                                 March 31    June 30   September 30 December 31
                                ----------  ----------  ----------  -----------
Revenue                           $   393     $   683     $    11     $    208
Operating loss                     (2,194)     (1,694)     (1,943)      (2,382)
Net income (loss)                 $(2,411)    $   316     $(2,206)    $ (2,634)
                                 =========  ==========  ==========  ===========
Basic and diluted income (loss)
  per common share                 $(0.18)      $0.02      $(0.17)      $(0.19)
                                 =========  ==========  ==========  ===========

                                               2002 Quarter Ended
                                ----------------------------------------------
                                 March 31    June 30   September 30 December 31
                                ----------  ----------  ----------  -----------
Revenue                           $   116     $   263     $    91     $    677
Operating loss                     (1,763)     (2,118)     (2,675)      (2,144)
Net loss                          $(1,866)    $(2,308)    $(2,858)    $ (2,352)
                                ==========  ==========  ==========  ===========
Basic and diluted loss per
  common share                     $(0.14)     $(0.18)     $(0.22)      $(0.18)
                                ==========  ==========  ==========  ===========

NOTE 16 - SUBSEQUENT FINANCING

On February 24, 2004 we closed a private placement sale of our common stock pursuant to which we sold 1,789,371 shares of our common stock at a per share price of $5.40. We received gross proceeds of $9,663,000 from this sales and had expenses of $615,000. The investors also received 5 year warrants to purchase 447,344 shares of our common stock at an exercise price of $7.10 per share and the placement agents received warrants in the offering to purchase 156,481 shares of our common stock at an exercise price of $5.40 per share.