Form 10-Q
period 2004-03-31
ACCESS PHARMACEUTICALS INC
filed 2004-05-17
CIK 318306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
   -----   -----

The number of shares outstanding of the issuer's common stock, as of May 14, 2004, was 15,465,215 shares, $0.01 par value per share.


                        Total No. of Pages   25

                      ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                              Page No.
                                                              --------
RISK FACTORS                                                     2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
  March 31, 2004 and December 31, 2003                         21

Condensed Consolidated Statements of Operations and
  Comprehensive Loss for the three months ended
  March 31, 2004 and March 31, 2003                            22

Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 2004 and March 31, 2003         23

Notes to Unaudited Condensed Consolidated Financial Statements 24

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          13

Item 3. Quantitative and Qualitative Disclosures About
 Market Risk                                                   16

Item 4. Controls and Procedures                                17

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                       17

Item 2 Changes in Securities                                   18

Item 3 Defaults Upon Senior Securities                         19

Item 4 Submission of Matters to a Vote of Security Holders     19

Item 5 Other Information                                       19

Item 6. Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                     20

                    PART I -- FINANCIAL INFORMATION

Risk Factors

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, the Annual Report on Form 10-K as of December 31, 2003, documents incorporated by reference, and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to complete full scale production of Aphthasol(R) in the second quarter of 2004, re-start sales of Aphthasol(R) in the second quarter of 2004, mucoadhesive liquid technology planned start of a Phase III trial in the US in the third quarter of 2004, and net cash burn rate for the next twelve months to be approximately $400,000 per month.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $56.6 million through March 31, 2004. Losses for the years ended 2003, 2002 and 2001 were $6,935,000, $9,384,000 and $6,027,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the first three months of 2004 was $849,000 per month. We project our net cash burn rate for the next twelve months to be approximately $400,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

We do not have significant operating revenue and we may never attain profitability.
-------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of amlexanox or Zindaclin(R) products to date and we may not generate significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current
relationships.
-------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, if we successfully develop any commercially marketable pharmaceutical products, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories:

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

  o Paladin Labs, Inc. for Canada manufacturing and marketing rights

* Zindaclin(R) and Residerm(R)
  o Strakan Ltd. - worldwide manufacturing and marketing rights
  o Fujisawa GmbH - sublicensed continental Europe marketing rights
  o Taro - sublicensed Israel marketing rights
  o Pliva dd Hrvatska - sublicensed Crotia marketing rights
  o Various companies for other smaller countries - sublicensed marketing rights

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R).
Block Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a Puerto
Rico facility certified by the FDA for Good Manufacturing
Practices. At such time when
we acquired the US rights to Aphthasol(R) we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it was unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block
Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the second quarter of 2004.
We acquired the rights to amlexanox 5% paste from Block Drug
Company on July 22, 2002. We have selected Contract
Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product approved for manufacture in the US and Europe. Full scale production commenced in the first quarter of 2004.

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

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and the ResiDerm(R) technology to Strakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. Strakan has a contract manufacturer for Zindaclin(R) in a European Union approved facility. Zindaclin(R) was approved in the UK and seven additional European Union countries and is currently under review for approval in the remaining EU countries.

OraDisc(TM) was manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We finalized with a third party a contract for manufacturing our product if our product gains regulatory approval.

AP5280 and AP5346 are manufactured by a third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

Our mucoadhesive technology is manufactured by a third party for our clinical trials.

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
---------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drug candidates require governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

* 5% amlexanox paste is an approved product for sale in the US
  (Aphthasol(R)); approved in the UK and Canada but not yet sold;
  and, in the approval process in the EU.

* Zindaclin(R) is an approved product for sale in the UK and seven additional European Union countries; in the approval process in the remaining EU countries and other markets.

* OraDisc(TM) has completed a Phase III clinical trial in the US and we filed an NDA.

* AP5280 has completed Phase I of its Phase I/II trial in Europe and we are analyzing the results to start the Phase II part of the trial.

* AP5346 is currently in a Phase I trial in Europe.

* Mucoadhesive liquid technology is planned to start a Phase
  III trial in the US in the third quarter of 2004.

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

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, Access and our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical
testing may affect our ability to successfully commercialize new products.
-----------------------------------------------------------

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to
obtain insurance coverage.
--------------------------------------------------------------

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply
with these regulations in the past.
--------------------------------------------------------------

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

Intense competition may limit our ability to successfully
develop and market commercial products.
---------------------------------------------------------

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

* Carboplatin, marketed exclusively by Bristol-Myers-Squibb in the US; and

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

Amgen, CuraGen, Sinclair and RxKinetics are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
-------------------------------------------------------------

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol(R) and Zindaclin(R) generally have been reimbursed at acceptable levels, however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

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

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to
profitably sell any drugs that we may develop.
--------------------------------------------------------------

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

The cost containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform, could limit our ability to profitably sell any drugs that we may successfully develop. Moreover, any future legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement, may cause our business to suffer.

We may not be successful in protecting our intellectual
property and proprietary rights.
-------------------------------------------------------

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

* 5% amlexanox paste in 2011
* Zindaclin(R) and Residerm(R) between 2007 and 2011
* OraDisc(TM) in 2020
* AP5280 in 2021
* AP5346 in 2021
* Mucoadhesive technology, patents are pending
* Vitamin mediated technology between 2004 and 2019

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives.
While we have employment agreements with Mr. Gray and David Nowotnik, PhD our Senior Vice President Research and Development, their employment may be terminated by them or us at any time. Mr. Gray's and Dr.
Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made no investment in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we will commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
--------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc. each beneficially owned approximately 12.1% and 11.7%, respectively, of our common stock as of May 14, 2004. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an
acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
----------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 15,465,215 shares of our common stock that are outstanding as of May 14, 2004, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

ITEM 1  FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, our Annual Report on Form 10-K as of December 31, 2003 and documents incorporated by reference and other documents and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to complete full scale production of Aphthasol(R) in the second quarter of 2004.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2004, our accumulated deficit was $56,581,000, of which $8,894,000 was the result of the write-off of excess purchase price.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of March 31, 2004 our cash and cash equivalents were $9,295,000 and our working capital was $8,022,000. Our working capital at March 31, 2004 represented an increase of $6,816,000 as compared to our working capital as of December 31, 2003 of $1,206,000. The increase in working capital was due to a private placement of common stock and warrants raising $9.1 million of net proceeds offset by the loss from operations for the three months ended March 31, 2004.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2004 of $56,581,000.
We expect that our existing capital resources will be adequate to fund our current level of operations through the end of 2005 excluding debt service. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts.
$8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2007. The notes which bear interest at a rate of 7.7% per annum with $1,041,000 of interest due annually on each September 13, may convert to common stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to restructure the terms of the notes as we near the due date for repayment. Any such restructuring could have a significant impact on our capital structure and liquidity.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Our licensing revenue in the first quarter of 2004 was $4,000, as compared to licensing revenue of $86,000 in same quarter of 2003, a decrease of $82,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2004 and 2003 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

There were no product sales of Aphthasol(R) in the first quarter of 2004 due to a supply interruption, as compared to $303,000 in sales in the first quarter of 2003. Currently, new supplies are in the manufacturing process.

Royalty income in the first quarter of 2004 was $16,000, as compared to $4,000 in the first quarter of 2003.

Total research spending for the first quarter of 2004 was $1,144,000, as compared to $1,797,000 for the same period in 2003, a decrease of $653,000. The decrease in expenses was primarily the result of:

* lower clinical costs ($417,000) for our OraDisc(TM) clinical trial which was completed in 2003 and is currently under FDA review and ($314,000) for the AP5280 and AP5346 polymer platinate clinical trials of which the AP5280 trial was competed in 2003 and the AP5346 trial is still ongoing; and

* other net decreases ($66,000).

The decrease in expenses was partially offset by:

* higher production and testing costs for Aphthasol(R) which is currently in production
  ($77,000); and

* higher expenses at our Australian laboratory ($67,000).

Our cost of product sales was $26,000 in the first quarter of 2004, as compared to $109,000 in the first quarter of 2003, a decrease of $83,000. The decrease in cost of product sales was due to the amlexanox supply interruption.

Total general and administrative expenses were $754,000 for the first quarter of 2004, an increase of $217,000 as compared to the same period in 2003.
The increase in spending was due primarily to the following:

* higher investor relations expenses ($72,000);

* higher patent expenses ($62,000), due to new patent expenses;

* higher legal expenses ($56,000) primarily due to increased legal fees associated with compliance with the Sarbanes-Oxley Act, new contracts and legal proceedings.

* higher salary and related costs ($29,000); and

* offset by other net decreases ($2,000).

Depreciation and amortization was $160,000 for the first quarter of 2004 as compared to $144,000 for the same period in 2003 reflecting an increase of $16,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the first quarter of 2004 were $2,084,000 as compared to total operating expenses of $2,587,000 for the same period in 2003, a decrease of $503,000.

Loss from operations in the first quarter of 2004
was $2,064,000 as compared to a loss of $2,194,000 for the same period in 2003, a decrease of $130,000.

Interest and miscellaneous income was $33,000 for the first quarter of 2004 as compared to $98,000 for the same period in 2003, a decrease of $65,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2004 as compared with 2003.

Interest expense was $320,000 for the first quarter of 2004 as compared to $315,000 for the same period in 2004, an increase of $5,000.

Net loss in the first quarter of 2004 was $2,351,000, or a $0.15 basic and diluted loss per common share, compared with a loss of $2,411,000, or a $0.18 basic and diluted loss per common share for the same period in 2003, a decrease of $60,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2004 and 2005 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately

$23,000. The estimated effect assumes no changes in our short-term investments at March 31, 2004. We do not believe that we are exposed to any other market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4 CONTROLS AND PROCEDURES

(a)  Evaluation Of Disclosure Controls And
Procedures: We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.
Based on their evaluation of our disclosure controls and procedures (defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) as of March 31, 2004, our Chief
Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

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

(b) Changes In Internal Controls: No changes in our internal controls over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. Discovery, substantive fact investigation, and legal analysis have not been completed. We intend to be vigorous in both our defense of Hall's claims and in the pursuit of our counterclaims.

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

We have answered Mipharm's arbitration demand, and simultaneously asserted counterclaims against
Mipharm. In the counterclaims, we allege, inter alia, that Mipharm has itself breached the license agreements and that Mipharm is pursuing claims that it had previously agreed to release in exchange for valuable consideration. We seek approximately $2.2 million in damages. We believe that the claims in Mipharm's complaint are without merit and intend to be vigorous in both our defense of Mipharm's claims and in the pursuit of our counterclaims.

On January 16, 2004, Mipharm commenced a related lawsuit in Texas Federal Court, in which it alleges that one of Access's counterclaims should have been brought before a different arbitral body. That Texas
Court dismissed that action on April 20, 2004. On or about May 4, 2004, Mipharm filed a motion seeking reconsideration of the Court's decision or, alternatively, for leave to file an amended complaint. We are opposing that motion.

Del Pharmaceuticals, Inc. ("Del"), filed a complaint against Access on or about March 12, 2004, in the Court of Chancery in New Castle County, Delaware.
The complaint purports to state claims for specific performance, breach of contract, unjust enrichment, promissory estoppel, breach of a duty of good faith, and misappropriation of trade secrets. Each of the allegations relates to allegedly unfulfilled or breached contractual obligations that Del claims arose from two confidentiality agreements and from negotiations related to a proposed license and supply agreement. The complaint seeks equitable relief and money damages.

The complaint has only recently been served, and we have filed a motion to dismiss all counts on several grounds. That motion to dismiss is currently pending. Discovery, substantive fact investigation, and detailed legal analysis have only just begun. We believe that the allegations in the complaint are without merit and intend to be vigorous in both our defense of Del's claims and in the pursuit of contemplated counterclaims.

ITEM 2 CHANGES IN SECURITIES

On February 24, 2004, we completed the closing of a private offering to individual accredited investors, at a per share price of $5.40, receiving gross proceeds of $9.7 million from the private placement of 1,789,371 shares of common stock. The investors also received five year warrants at an exercise price of $7.10 per share to purchase 447,344 shares of our common stock and the placement agents received warrants in the offering at an exercise price of $5.40 per share to purchase 156,481 shares of our common stock. The shares and common stock underlying the warrants issued in this private placement were registered for resale on March 24, 2004. We relied on Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder.
The proceeds of the offering will be used principally for general corporate purposes and to fund the development of our portfolio of product candidates.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.26 License and Supply Agreement between Wyeth, acting through its Wyeth Consumer Healthcare
Division and us dated January 6, 2004. (Confidential
Treatment requested)

31.1 Certification of Chief Executive Officer of
Access Pharmaceuticals, Inc. pursuant to Rule 13a-
14(a)/15d-14(a)

31.2 Certification of Chief Financial Officer of
Access Pharmaceuticals, Inc. pursuant to Rule 13a-
14(a)/15d-14(a)

32.1* Certification of Chief Executive Officer of
Access Pharmaceuticals, Inc. pursuant to 18 U.S.C.
Section 1350

32.2* Certification of Chief Financial Officer of
Access Pharmaceuticals, Inc. pursuant to 18 U.S.C.
Section 1350

_____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange
Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Reports on Form 8-K:

On March 25, 2004, we filed a Current Report on Form
8-K (Items 7 and 12) furnishing a press release announcing our financial results for the fourth quarter and the year ended December 31, 2003.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACCESS PHARMACEUTICALS, INC.


Date: May 17, 2004                  By: /s/ Kerry P. Gray
      ------------                     -------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: May 17, 2004                  By: /s/ Stephen B. Thompson
      ------------                     ------------------------
                                        Stephen B. Thompson
                                        Vice President and Chief Financial
                                           Officer
                                        (Principal Financial and Accounting
                                           Officer)

            Access Pharmaceuticals, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets


                                         March 31, 2004 December 31, 2003
                                         --------------  --------------
ASSETS                                    (unaudited)
 Current assets
 Cash and cash equivalents                $  8,356,000    $    727,000
 Short term investments, at cost               939,000       1,860,000
 Accounts receivable                         1,189,000       1,149,000
 Inventory                                     108,000         108,000
 Prepaid expenses and other current assets   1,088,000         975,000
                                         --------------  --------------
Total current assets                        11,680,000       4,819,000

Property and equipment, net                  1,009,000       1,004,000

Debt issuance costs, net                       267,000         313,000

Patents, net                                 2,568,000       2,652,000

Licenses, net                                  346,000         367,000

Goodwill, net                                1,868,000       1,868,000

Other assets                                   758,000         788,000
                                         --------------  --------------
Total assets                              $ 18,496,000    $ 11,811,000
                                         ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable and accrued expenses    $  1,655,000    $  1,780,000
 Accrued interest payable                      572,000         311,000
 Deferred revenues                           1,180,000       1,184,000
 Current portion of note payable and
   other future obligations                    251,000         338,000
                                         --------------  --------------
Total current liabilities                    3,658,000       3,613,000

Long-term obligations for purchased patents          -         158,000

Note payable, net of current portion           355,000         335,000

Convertible notes                           13,530,000      13,530,000
                                         --------------  --------------
Total liabilities                           17,543,000      17,636,000
                                         --------------  --------------

Commitments and contingencies                        -               -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                         -               -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 15,382,918 at March 31, 2004
  and 13,397,034 at December 31, 2003          154,000         134,000
 Additional paid-in capital                 58,806,000      49,597,000
 Notes receivable from stockholders         (1,045,000)     (1,045,000)
 Unamortized value of restricted stock grants (401,000)       (294,000)
 Treasury stock, at cost - 819 shares           (4,000)         (4,000)
 Accumulated other comprehensive loss           24,000          14,000
 Accumulated deficit                       (56,581,000)    (54,227,000)
                                         --------------  --------------
Total stockholders' equity (deficit)           953,000      (5,825,000)
                                         --------------  --------------
Total liabilities and stockholders'
   equity (deficit)                        $18,496,000     $11,811,000
                                         ==============  ==============

    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

    Condensed Consolidated Statements of Operations and Comprehensive Loss
                              (unaudited)


                                             Three Months ended March 31,
                                            ------------------------------
                                                 2004            2003
                                            --------------  --------------
Revenues
Licensing revenues                           $      4,000    $     86,000
Product sales                                           -         303,000
Royalty income                                     16,000           4,000
                                            --------------  --------------
Total revenues                                     20,000         393,000

Expenses
Research and development                        1,144,000       1,797,000
Costs of product sales                             26,000         109,000
General and administrative                        754,000         537,000
Depreciation and amortization                     160,000         144,000
                                            --------------  --------------
Total expenses                                  2,084,000       2,587,000
                                            --------------  --------------
Loss from operations                           (2,064,000)     (2,194,000)

Other income (expense)
Interest and miscellaneous income                  33,000          98,000
Interest and debt expense                        (320,000)       (315,000)
                                            --------------  --------------
                                                 (287,000)       (217,000)

Net loss                                     $ (2,351,000)   $ (2,411,000)
                                            ==============  ==============

Basic and diluted loss per common share            $(0.17)         $(0.18)
                                            ==============  ==============

Weighted average basic and diluted
common shares outstanding                      14,200,273      13,199,900
                                            ==============  ==============

Net loss                                     $ (2,351,000)   $ (2,411,000)

Other comprehensive income (loss)
 Foreign currency translation adjustment           10,000          (5,000)
                                            --------------  --------------
Comprehensive loss                           $ (2,341,000)   $ (2,416,000)
                                            ==============  ==============

     The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries

             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                Three Months ended March 31,
                                               ------------------------------
                                                   2004             2003
                                               --------------  --------------
Cash flows from operating activities:
Net loss                                        $ (2,351,000)   $ (2,411,000)
Adjustments to reconcile net loss to cash used
  in operating activities:
Warrants issued in payment of consulting expenses     42,000          30,000
Amortization of restricted stock grants               29,000          21,000
Depreciation and amortization                        160,000         144,000
Amortization of debt costs                            46,000          46,000
Other long-term obligations                                -               -
Change in operating assets and liabilities:
 Accounts receivable                                 (40,000)       (236,000)
 Inventory                                                 -         223,000
 Prepaid expenses and other current assets          (113,000)        234,000
 Other assets                                         30,000          28,000
 Accounts payable and accrued expenses              (125,000)         15,000
 Accrued interest payable                            261,000         260,000
 Deferred revenues                                    (4,000)       (203,000)
                                               --------------  --------------
Net cash used in operating activities             (2,065,000)     (1,849,000)
                                               --------------  --------------

Cash flows from investing activities:
Capital expenditures                                 (60,000)        (95,000)
Redemptions of short term investments and
 certificates of deposit                             921,000       4,179,000
                                               --------------  --------------
Net cash provided by investing activities            861,000       4,084,000
                                               --------------  --------------

Cash flows from financing activities:
Payments of notes payable and
  long-term obligations                             (225,000)       (451,000)
Proceeds from stock issuances,
  net of costs of $647,000                         9,035,000               -
                                               --------------  --------------
Net cash provided by (used in) financing
  activities                                       8,810,000        (451,000)
                                               --------------  --------------

Net increase in cash and cash equivalents          7,606,000       1,784,000
Effect of exchange rate changes on cash               23,000          (5,000)
Cash and cash equivalents at beginning of period     727,000       1,444,000
                                               --------------  --------------
Cash and cash equivalents at end of period       $ 8,356,000     $ 3,223,000
                                               ==============  ==============

Cash paid for interest                                $6,000          $6,000



     The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

           Notes to Condensed Consolidated Financial Statements
                Three Months Ended March 31, 2004 and 2003
                             (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 were prepared by management without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2003 contains financial information taken from the audited financial statements as of that date.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                    March 31, 2004          December 31, 2003
                              ------------------------ ------------------------
                                 Gross                    Gross
                                carrying  Accumulated    carrying  Accumulated
                                 value    amortization    value    amortization
                              ----------- ------------ ----------- ------------
Amortizable intangible assets
Patents                        $  3,178     $    610    $  3,178     $    526
Licenses                            830          484         830          463
                              ----------- ------------ ----------- ------------
Total                         $   4,008     $  1,094    $  4,008     $    989
                              =========== ============ =========== ============

Amortization expense related to intangible assets totaled $105,000 for each of the three months ended
March 31, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of March 31 is as follows (in thousands):

2004            $  316
2005               421
2006               421
2007               395
2008               370
Thereafter         991
                -------
Total           $2,914
                =======

(3) Stock-Based Compensation

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 1, to our stock-based employee plans.

                                 Three months ended March 31,
                                  --------------------------
                                      2004           2003
                                  ------------  ------------
Net loss
As reported                        $(2,351,000)  $(2,411,000)
Deduct: Stock-based employee
compensation expense determined
under fair value based method         (170,000)     (294,000)
                                  ------------  ------------
Pro forma                          $(2,521,000)  $(2,705,000)
                                  ============  ============
Basic and diluted loss
  per share:
As reported                            $(0.17)       $(0.18)
Pro forma                               (0.18)        (0.20)


The effect of our outstanding options and warrants are anti-dilutive because we have a net loss.

(4) Sales of Securities

On February 24, 2004, we completed the closing of a private offering to individual accredited investors, at a per share price of $5.40, receiving gross proceeds of $9.7 million from the private placement of 1,789,371 shares of common stock. The investors also received five year warrants at an exercise price of $7.10 per share to purchase 447,344 shares of our common stock and the placement agents received warrants in the offering at an exercise price of $5.40 per share to purchase 156,481 shares of our common stock. The shares and common stock underlying the warrants issued in this private placement were registered for resale on March 24, 2004. We relied on Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation
D as exemptions from the registration thereunder.
The proceeds of the offering will be used principally for general corporate purposes and to fund the development of our portfolio of product candidates.