Form 10-Q
period 2004-06-30
ACCESS PHARMACEUTICALS INC
filed 2004-08-16
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No
   -----   -----

The number of shares outstanding of the issuer's common stock, as of August 13, 2004, was 15,469,787 shares, $0.01 par value per share.


                         Total No. of Pages   28

                     ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                                Page No.
                                                                --------
RISK FACTORS                                                       2

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
  June 30, 2004 and December 31, 2003                             24

Condensed Consolidated Statements of Operations and
  Comprehensive Loss for the three and six months ended
  June 30, 2004 and June 30, 2003                                 25

Condensed Consolidated Statements of Cash Flows for the
  six months ended June 30, 2004 and June 30, 2003                26

Notes to Unaudited Condensed Consolidated Financial Statements    27

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             13

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                     18

Item 4. Controls and Procedures                                   19

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                          19

Item 2 Changes in Securities                                      20

Item 3 Defaults Upon Senior Securities                            21

Item 4 Submission of Matters to a Vote of Security Holders        21

Item 5 Other Information                                          21

Item 6. Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                        23

                     PART I -- FINANCIAL INFORMATION

Risk Factors
------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the integration of acquired companies and technologies, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, the Annual Report on Form 10-K as of December 31, 2003, documents incorporated by reference, and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to complete full scale production of and to re-launch Aphthasol(R) in the third quarter of 2004, our planned start of a Phase III trial for our mucoadhesive liquid technology in the third quarter of 2004, and our net cash burn rate for the next twelve months to be approximately $400,000 per month.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $59.1 million through June 30, 2004. Losses for the years ended 2003, 2002 and 2001 were $6,935,000, $9,384,000 and $6,027,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the first six months of 2004 was $700,000 per month. We project our net cash burn rate for the next twelve months to be approximately $400,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

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

* the sales levels of our marketed products;

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

For one of our OraDisc(TM) products in development, on January
6, 2004, we entered into an exclusive license and supply agreement with Wyeth for sales of the product in North America.
If this product is marketed, we will be dependent upon Wyeth for sales of such product in this territory.

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

Our strategy with respect to our other OraDisc(TM) products is to enter into a licensing agreement with a pharmaceutical company pursuant to which the further costs of developing a product would be shared with our licensing partner. Although we have had discussions with potential licensing partners with respect to our other OraDisc(TM) products, to date we have not entered into any licensing arrangement. We may be unable to execute our licensing strategy for our other OraDisc(TM) products.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
---------------------------------------------------------------

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our submission of products for regulatory approval and initiation of new development programs, which could cause our business to suffer. Delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products could cause our business to suffer. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). Block Drug Company had manufactured the 5% amlexanox paste since the product was approved by the FDA in 1996 in a Puerto Rico facility certified by the FDA for Good Manufacturing Practices. We acquired the rights to amlexanox 5% paste from Block Drug Company on July 22, 2002. Also when we acquired the US rights to Aphthasol(R) we entered into a Supply Agreement whereby Block Drug Company was to produce Aphthasol(R) for us for a defined period of time at its Puerto Rico facility. We were subsequently advised by Block Drug Company that it was unable to comply with the terms of the Supply Agreement and that it would not be able to produce Aphthasol(R) for us. Due to Block Drug Company's production failure, we had sufficient product to supply wholesalers only through June 2003. We do not anticipate further sales of the product until the third quarter of 2004. We have selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and it has produced initial qualifying batches of the product approved for manufacture in the US and Europe. Full scale production commenced in the first quarter of 2004.

Amlexanox 5% paste was approved by regulatory authorities for sale in the UK and is currently in the approval process in the remaining EU countries. We licensed manufacturing rights to Strakan, Zambon, Esteve and Mipharm for specific countries in Europe. Contract Pharmaceuticals Ltd. Canada has also been selected as our European supplier of amlexanox 5% paste and this facility has been approved for European supply.

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and our ResiDerm(R) technology to Strakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. Strakan has a contract manufacturer for Zindaclin(R) in a European Union approved facility. Zindaclin(R) was approved in the UK and seven additional European Union countries and is currently under review for approval in the remaining EU countries.

OraDisc(TM) A was manufactured by a third party for our Phase III clinical trials. Enough product was manufactured to cover the needs of the clinical trials and testing. We have finalized with a third party a contract for manufacturing our product if our OraDisc(TM) A gains regulatory approval.

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

* OraDisc(TM) A has completed a Phase III clinical trial in the US and we filed an NDA in December 2003 with the FDA.

* Our other OraDisc(TM) products are currently in the pre-clinical phase.

* AP5280 has completed Phase I of its Phase I/II trial in Europe.

* AP5346 is currently in a Phase I trial in Europe.

* Mucoadhesive liquid technology is planned to start a clinical trial in the US in the third quarter of 2004.

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

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, Access, our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new
products.
----------------------------------------------------------------

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

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.
----------------------------------------------------------------

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

The following companies are working on therapies and formulations that may be competitive with our polymer platinum
(AP5280) and DACH platinum (AP5346):

* Antigenics is developing liposomal formulations; and

* Ameican Pharmaceutical Partners, Cell Therapeutics, Daiichi, Enzon and Inhale are developing alternate drugs in combination with polymers and other delivery drug systems.

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

Aesgen, Amgen, CuraGen, RxKinetics and Sinclair are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
--------------------------------------------------------------

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product sales have not been siginifcant. On July 22, 2002, we acquired the rights to it from Block Drug
Company and we intend to re-launch it in the third quarter of 2004. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States.

Trends toward managed health care and downward price pressures on medical products and services may limit our ability to
profitably sell any drugs that we may develop.
----------------------------------------------------------------

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

We may not be successful in protecting our intellectual property and proprietary rights.
----------------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of technology to 26 U.S. patents and to 17 U.S. patent applications now pending, and 9 European patents and 15 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
----------------------------------------------------------------

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Mr. Gray and David Nowotnik, PhD our Senior Vice President Research and Development, their employment may be terminated by them or us at any time. Mr. Gray's and Dr. Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we will commercialize ourselves, however, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
---------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc. each beneficially owned approximately 12.1% and 11.7%, respectively, of our common stock as of August 13, 2004. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Substantial sales of our common stock could lower our stock
price.
------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 15,469,787 shares of our common stock that are outstanding as of August 13, 2004, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

ITEM 1 FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, our Annual Report on Form 10-K as of December 31, 2003 and documents incorporated by reference and other documents and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our plan to complete full scale production of and to re-launch Aphthasol(R) in the United States in the third quarter of 2004, our planned start of a Phase III trial in the United States for our mucoadhesive liquid technology and our net cash burn rate for the next twelve months to be approximately $400,000 per month.

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

In addition, we plan to re-introduce Aphthasol(R) into United States market, which is the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms of amlexanox, including mucoadhesive disc delivery.

Also, Strakan Limited, our United Kingdom partner, uses our patented Residerm(R) technology to produce and sell zinc clindamycin for the treatment of acne. Strakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin(R) in March 2002. The process to achieve marketing authorization for Zindaclin(R) throughout Europe has been initiated, with approvals in eight European Union countries to date and activities ongoing to expand approval throughout the European Union.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2004, our accumulated deficit was $59,134,000, of which $8,894,000 was the result of the write-off of excess purchase price.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of June 30, 2004 our cash and cash equivalents were $7,117,000 and our working capital was $5,753,000. Our working capital at June 30, 2004 represented an increase of $4,547,000 as compared to our working capital as of December 31, 2003 of $1,206,000. The increase in working capital was due to a private placement of common stock and warrants raising $9.1 million of net proceeds offset by the loss from operations for the six months ended June 30, 2004.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2004 of $59,134,000. We expect that our existing capital resources will be adequate to fund our current level of operations through the end of 2005 excluding debt service. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts -$8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2007. The notes which bear interest at a rate of 7.7% per annum with $1,042,000 of interest due annually on each September 13, may convert to common stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the dates described herein. We currently do not have the funds available to repay the convertible notes. We may need to restructure the terms of the notes as we near the due date for repayment. Any such restructuring could have a significant impact on our capital structure and liquidity.

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Our licensing revenue in the second quarter of 2004 was $44,000, as compared to licensing revenue of $447,000 in same quarter of 2003, a decrease of $403,000 due to one time initial licensing fees received in 2003. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2004 and 2003 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

There were no product sales of Aphthasol(R) in the second quarter of 2004 due to a supply interruption, as compared to $229,000 in sales in the second quarter of 2003. Currently, new supplies are in the manufacturing process and sales are expected to commence in the third quarter of 2004.

Royalty income in the second quarter of 2004 was $24,000, as compared to $7,000 in the first quarter of 2003, and increase of $17,000.

Total research spending for the second quarter of 2004 was $1,281,000, as compared to $1,497,000 for the same period in 2003, a decrease of $216,000. The decrease in expenses was primarily the result of lower clinical costs ($277,000) for our OraDisc(TM) clinical trial which was completed in 2003 and is currently under FDA review and ($83,000) for the AP5280 and AP5346 polymer platinate clinical trials of which the AP5280 trial was competed in 2003 and of which the AP5346 trial is still ongoing.

The decrease in expenses was partially offset by:

* higher production and testing costs for Aphthasol(R) which is currently in production ($86,000); and

* higher expenses at our Australian laboratory ($44,000); and

* other net decreases ($14,000).

Our cost of product sales was $31,000 in the second quarter of 2004, as compared to $104,000 in the second quarter of 2003, a decrease of $73,000. The decrease in cost of product sales was due to the amlexanox supply interruption.

Total general and administrative expenses were $772,000 for the second quarter of 2004, an increase of $142,000 as compared to the same period in 2003. The increase in spending was due primarily to the following:

* higher preofessional expenses ($169,000) principally due to increased legal fees associated with compliance with the Sarbanes-Oxley
  Act, new contracts and legal proceedings;

* higher business consulting expenses for new business development activities ($32,000);

* offset by lower patent expenses ($51,000); and

* other net decreases ($8,000).

Depreciation and amortization was $160,000 for the second quarter of 2004 as compared to $146,000 for the same period in 2003 reflecting an increase of $14,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the second quarter of 2004 were $2,244,000 as compared to total operating expenses of $2,377,000 for the same period in 2003, a decrease of $133,000.

Loss from operations in the second quarter of 2004 was $2,176,000 as compared to a loss of $1,694,000 for the same period in 2003, an increased loss of $482,000.

Interest and miscellaneous income was $35,000 for the second quarter of 2004 as compared to $2,334,000 for the same period in 2003, a decrease of $2,299,000. The decrease in miscellaneous income ($2,280,000) was due to a one time settlement agreement with Block Drug Company in 2003. The decrease in interest income was due to lower interest rates in 2004 as compared with 2003.

Interest and other expense was $412,000 for the second quarter of 2004 as compared to $324,000 for the same period in 2004, an increase of $88,000 dur principally to the write-down of an investment in a publically traded stock associated with a product development agreement.

Net loss in the second quarter of 2004 was $2,553,000, or a $0.17 basic and diluted loss per common share, compared with net income of $316,000, or a $0.02 basic and diluted income per common share for the same period in 2003, a decrease of $2,869,000.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Our licensing revenue in the first six months of 2004 was $48,000, as compared to licensing revenue of $533,000 in the same period of 2003, a decrease of $485,000 due to one time initial licensing fess received in 2003. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2004 and 2003 was from several agreements including agreements related to various amlexanox projects and ResiDerm(R).

There were no product sales of Aphthasol(R) in the first six months of 2004 due to a supply interruption, as compared to $532,000 in sales in the same period of 2003. Currently, new supplies are in the manufacturing process.

Royalty income for the first six months of 2004 was $40,000, as compared to $11,000 in the same period of 2003, an increase of $29,000.

Total research spending for the first six months of 2004 was $2,425,000, as compared to $3,294,000 for the same period in 2003, a decrease of $869,000. The decrease in expenses was the result of:

* lower clinical costs for our OraDisc(TM) A clinical trial
  ($698,000) which was completed in 2003 and is currently under FDA review and ($472,000) for the AP5280 and AP5346 polymer platinate clinical trials of which the AP5280 trial was completed in 2003 and of which the AP5346 trial is still ongoing; and

* other net decreases ($87,000).

The decrease in expenses was partially offset by:

* higher product development costs ($163,000) for products made for our clinical trials and product testing;

* higher scientific salary costs ($114,000) principally due to the hiring of additional employees; and

* higher expenses associated with our Australian laboratory ($111,000).

Our cost of product sales was $57,000 for the first six months of 2004, as compared to $213,000 in the same period of 2003, a decrease of $156,000. The decrease in cost of product sales was due to the amlexanox supply interruption.

Total general and administrative expenses were $1,526,000 for the first six months of 2004, an increase of $359,000 as compared to the same period in 2003. The increase in general and administrative expenses was due primarily to the following:

* higher professional expenses ($271,000) principally due to increased legal fees associated with compliance with the Sarbanes-Oxley
  Act, new contracts and legal proceedings;

* higher business consulting expenses for new business development activities ($61,000);

* higher patent expenses ($12,000); and

* other net increases ($15,000).

Depreciation and amortization was $320,000 for the first six months of 2004 as compared to $290,000 for the same period in 2003 reflecting an increase of $30,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the first six months of 2004 were $4,328,000 as compared to total operating expenses of $4,964,000 for the same period in 2003, a decrease of $636,000.

Loss from operations in the first six months of 2004 was $4,240,000 as compared to a loss of $3,888,000 for the same period in 2003, an increase of $352,000.

Interest and miscellaneous income was $68,000 for the first six months of 2004 as compared to $2,432,000 for the same period in 2003, a decrease of $2,500,000. The decrease in miscellaneous income was due to a one-time settlement agreement with Block Drug Company in 2003. The decrease in interest income was due to lower interest rates in 2004 as compared with 2003.

Interest and other expense was $732,000 for the first six months of 2004 as compared to $639,000 for the same period in 2003, an increase of $93,000 due principally to the write-down of an investment in a publicly traded stock associated with a product development agreement.

Net loss in the first six months of 2004 was $4,904,000, or a $0.33 basic and diluted loss per common share, compared with a loss of $2,095,000, or a $0.16 basic and diluted loss per common share for the same period in 2003, a decrease of $2,809,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2004 and 2005 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $39,000. The estimated effect assumes no changes in our short-term investments at June 30,

2004. We do not believe that we are exposed to any other market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures: We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, our Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. While we believe that our disclosure controls and procedures are effective to provide a reasonable assurance of reaching our desired disclosure controls objective, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Changes In Internal Controls: No changes in our internal controls over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                     PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

William Hall ("Hall") filed suit against Access, and certain officers of Access, in Dallas County, Texas, District Court, on or about February 7, 2003. Although the claims in Hall's complaint were not clearly delineated, he appeared to bring claims for fraud, conspiracy, and theft against all defendants, and a claim for breach of contract against Access. Each of the allegations related to an allegedly unfulfilled contractual obligation to deliver to Hall 45,000 warrants to purchase our stock. Hall alleged in his complaint and in a subsequent letter that the warrants, had they been delivered, could have been worth as much as $540,000. He sought as damages this amount, his attorney's fees, and an unstated amount of punitive damages.

We answered Hall's complaint on March 3, 2003, and brought counterclaims against him relating to certain alleged misrepresentations, his failure to perform certain obligations to Access, and his interference with the our right to enjoy certain contractual benefits. All claims were dismissed with prejudice on June 22, 2004.

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

We answered Mipharm's arbitration demand and simultaneously asserted counterclaims against Mipharm. In the counterclaims, we allege, inter alia, that Mipharm has itself breached the license agreements and that Mipharm is pursuing claims that it had previously agreed to release in exchange for valuable consideration. We believe that the claims in Mipharm's complaint are without merit and intend to be vigorous in both our defense of Mipharm's claims and in the pursuit of our counterclaims.

On January 16, 2004, Mipharm commenced a related lawsuit in Texas Federal Court, in which it alleged that one of Access's counterclaims should have been brought before a different arbitral body. The Texas Court dismissed that action on April 20, 2004. On or about May 4, 2004, Mipharm filed a motion seeking reconsideration of the Court's decision or, alternatively, for leave to file an amended complaint, which we opposed. On or about July 23, 2004, the Texas court denied Mipharm's motion and upheld the dismissal of the Texas action. Mipharm has now filed a Notice of Appeal of the Texas Federal Court judgment. We believe that Mipharm's appeal would be frivolous and intend to be vigorous in our defense.

Del Pharmaceuticals, Inc. ("Del"), filed a complaint against Access on or about March 12, 2004, in the Court of Chancery in New Castle County, Delaware. The complaint purports to state claims for specific performance, breach of contract, unjust enrichment, promissory estoppel, breach of a duty of good faith, and misappropriation of trade secrets. Each of the allegations relates to allegedly unfulfilled or breached contractual obligations that Del claims arose from two confidentiality agreements and from negotiations related to a proposed license and supply agreement. The complaint seeks equitable relief and money damages. We filed a motion to dismiss all counts on several grounds on April 5, 2004. Del filed an opposition on June 14, 2004. On July 16, 2004, the court granted our motion to dismiss all of Del's claims and entered judgment in our favor.

On May 11, 2004, we filed a complaint against Del in the Supreme
Court of the State of New York, County of Nassau, alleging breach of contract. Del counterclaimed on June 25, 2004, bringing the same claims that it had brought in the Delaware action. On August 6, the parties filed a stipulation of dismissal of all claims with the court.


ITEM 2 CHANGES IN SECURITIES

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 2004 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

Three directors were re-elected for three year terms with the following votes:

* Herbert H. McDade, Jr.; 11,486,182- For; and 353,537- Withheld
  Authority

* Kerry P. Gray - 11,764,184- For; and 75,535- Withheld Authority

* J. Michael Flinn; 11,764,183- For; and 75,536- Withheld Authority

The terms of office as a director of Access of each of Stuart M.
Duty, Stephen B. Howell, Max Link, and John J. Meakem, Jr.
continued after the meeting.

A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2004 was approved with 11,813,501- For; 10,513- Against; and 15,705- Abstain.

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

______________

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

Reports on Form 8-K:

On May 17, 2004, we filed a Current Report on Form 8-K (Item 9) furnishing a press release announcing our financial results for the first quarter ended March 31, 2004.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACCESS PHARMACEUTICALS, INC.

Date: August 16, 2004                  By: /s/ Kerry P. Gray
      ---------------                     -------------------
                                          Kerry P. Gray
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 16, 2004                  By: /s/ Stephen B. Thompson
      ---------------                     -------------------------
                                          Stephen B. Thompson
                                          Vice President and Chief Financial
                                             Officer
                                          (Principal Financial and Accounting
                                             Officer)

             Access Pharmaceuticals, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets


                                          June 30, 2004  December 31, 2003
                                          --------------  --------------
ASSETS                                      (unaudited)
Current assets
 Cash and cash equivalents                 $ 6,148,000     $    727,000
 Short term investments, at cost               969,000        1,860,000
 Accounts receivable                         1,128,000        1,149,000
 Inventory                                     108,000          108,000
 Prepaid expenses and other current assets     938,000          975,000
                                          --------------  --------------
Total current assets                         9,291,000        4,819,000

Property and equipment, net                    981,000        1,004,000

Debt issuance costs, net                       221,000          313,000

Patents, net                                 2,484,000        2,652,000

Licenses, net                                  325,000          367,000

Goodwill, net                                1,868,000        1,868,000

Other assets                                   630,000          788,000
                                          --------------  --------------
 Total assets                              $15,800,000      $11,811,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable and accrued expenses     $ 1,194,000      $ 1,780,000
 Accrued interest payable                      832,000          311,000
 Deferred revenues                           1,177,000        1,184,000
 Current portion of note payable and
   other future obligations                    335,000          338,000
                                          --------------  --------------
Total current liabilities                    3,538,000        3,613,000

Long-term obligations for purchased patents          -          158,000

Note payable, net of current portion           247,000          335,000

Convertible notes                           13,530,000       13,530,000
                                          --------------  --------------
Total liabilities                           17,315,000       17,636,000

Commitments and contingencies                        -                -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                        -                -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 15,465,215 at June 30, 2004
  and 13,397,034 at December 31, 2003          155,000         134,000
 Additional paid-in capital                 58,884,000      45,597,000
 Notes receivable from stockholders         (1,045,000)     (1,045,000)
 Unamortized value of restricted
  stock grants                                (370,000)       (294,000)
 Treasury stock, at cost - 819 shares           (4,000)         (4,000)
 Accumulated other comprehensive loss           (1,000)         14,000
 Accumulated deficit                       (59,134,000)    (54,227,000)
                                          --------------  --------------
   Total stockholders' deficit              (1,515,000)     (5,825,000)
                                          --------------  --------------
 Total liabilities and stockholders'
   deficit                                 $15,800,000     $11,811,000
                                          ==============  ==============

    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

          Condensed Consolidated Statements of Operations and
                          Comprehensive Loss
                              (unaudited)

                                Three months ended         Six months ended
                                     June 30,                  June 30,
                             ------------------------- -------------------------
                                 2004         2003         2004         2003
                             ------------ ------------ ------------ ------------
Revenues
 Licensing revenues          $    44,000  $   447,000  $    48,000  $   533,000
 Product sales                         -      229,000            -      532,000
 Royalty income                   24,000        7,000       40,000       11,000
                             ------------ ------------ ------------ ------------
Total revenues                    68,000      683,000       88,000    1,076,000

Expenses
 Research and development      1,281,000    1,497,000    2,425,000    3,294,000
 Cost of product sales            31,000      104,000       57,000      213,000
 General and administrative      772,000      630,000    1,526,000    1,167,000
 Depreciation and amortization   160,000      146,000      320,000      290,000
                             ------------ ------------ ------------ ------------
Total expenses                 2,244,000    2,377,000    4,328,000    4,964,000
                             ------------ ------------ ------------ ------------
Loss from operations          (2,176,000)  (1,694,000)  (4,240,000)  (3,888,000)

Other income (expense)
 Interest and miscellaneous
   income                         35,000    2,334,000      68,000     2,432,000
Interest and other expense      (412,000)    (324,000)   (732,000)     (639,000)
                             ------------ ------------ ----------- -------------
                                (377,000)   2,010,000    (664,000)    1,793,000
                             ------------ ------------ ----------- -------------
Net income (loss)            $(2,553,000)    $316,000 $(4,904,000)  $(2,095,000)
                             ============ ============ =========== =============

Basic and diluted income
 (loss) per common share          $(0.17)       $0.02      $(0.33)       $(0.16)
                             ============ ============ =========== =============
Weighted average basic
common shares outstanding     15,449,603   13,218,747  14,824,938    13,209,375
                             ============ ============ =========== =============

Weighted average diluted
common shares outstanding     15,449,603   18,965,077  14,824,938    13,209,375
                             ============ ============ =========== =============


Net income (loss)            $(2,553,000) $   316,000  $(4,904,000) $(2,095,000)

Other comprehensive income (loss)
 Foreign currency translation
   adjustment                    (25,000)       8,000      (15,000)       3,000
                             ------------ ------------ ------------ ------------
 Comprehensive income (loss) $(2,578,000)    $324,000  $(4,919,000) $(2,092,000)
                             ============ ============ ============ ============

    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                    Six Months ended June 30,
                                                 -----------------------------
                                                      2004           2003
                                                 -------------- --------------
Cash flows from operating activities:
Net loss                                         $  (4,904,000) $   (2,095,000)
Adjustments to reconcile net loss to cash used
in operating activities:
Warrants issued in payment of consulting expenses       42,000          30,000
Amortization of restricted stock grants                 60,000          45,000
Depreciation and amortization                          320,000         291,000
Amortization of debt costs                              92,000          92,000
Change in operating assets and liabilities:
 Accounts receivable                                    21,000         180,000
 Accrued interest receivable                                 -          12,000
 Inventory                                                   -         256,000
 Prepaid expenses and other current assets              37,000         261,000
 Other assets                                          158,000          56,000
 Accounts payable and accrued expenses                (586,000)       (916,000)
 Accrued interest payable                              521,000         521,000
 Deferred revenues                                      (7,000)       (207,000)
                                                 --------------  --------------
Net cash used in operating activities               (4,246,000)     (1,474,000)
                                                 --------------  --------------
Cash flows from investing activities:
 Capital expenditures                                  (87,000)       (306,000)
 Redemptions of short term investments and
   certificates of deposit                             891,000       4,151,000
                                                 --------------  --------------
Net cash provided by investing activities              804,000       3,845,000
                                                 --------------  --------------
Cash flows from financing activities:
 Payments of notes payable and long-term
  obligations                                         (249,000)       (717,000)
 Proceeds from stock issuances, net of
  costs of $647,000                                  9,130,000         189,000
                                                 --------------  --------------
Net cash provided by (used in) financing activities  8,881,000        (528,000)
                                                 --------------  --------------

Net increase in cash and cash equivalents            5,439,000       1,843,000
Effect of exchange rate changes on cash                (18,000)          3,000
Cash and cash equivalents at beginning of period       727,000       1,444,000
                                                 --------------  --------------
Cash and cash equivalents at end of period       $   6,148,000    $  3,290,000
                                                 ==============  ==============

Cash paid for interest                                 $15,000         $18,000

Supplemental disclosure of noncash transactions
 Assets acquired from Block Drug settlement                  -         244,000
 Value of restricted stock grants                      136,000               -


     The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

         Notes to Condensed Consolidated Financial Statements
                Six Months Ended June 30, 2004 and 2003
                              (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2003 contains financial information taken from the audited financial statements as of that date.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                      June 30, 2004          December 31, 2003
                               ------------------------ ------------------------
                                  Gross                    Gross
                                 carrying   Accumulated   carrying   Accumulated
                                  value    amortization    value    amortization
                               ----------- ------------ ----------- ------------
Amortizable intangible assets
 Patents                        $   3,178   $     830    $   3,178   $     526
 Licenses                             830         505          830         463
                               ----------- ------------ ----------- ------------
Total                           $   4,008   $   1,199    $   4,008   $     989


Amortization expense related to intangible assets totaled
$105,000 and $106,000 for the three months ended June 30, 2004 and 2003, respectively and totaled $210,000 and $211,000 for the six months ended June 30, 2004 and 2003, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2004 is as follows (in thousands):

2004          $   211
2005              421
2006              421
2007              395
2008              370
Thereafter        991
              --------
Total         $ 2,809
              ========

(3) Stock-Based Compensation

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based
Compensation, using assumptions described in Form 10-K, Note 1, to our stock-based employee plans.


                           Three months ended June 30, Six months ended June 30,
                             ------------------------- -------------------------
                                 2004         2003         2004         2003
                             ------------ ------------ ------------ ------------
Net income (loss)
   as reported               $(2,553,000) $   316,000  $(4,904,000) $(2,095,000)
 Deduct: Stock-based
   employee compensation
   expense determined
   under fair value based
   method                       (129,000)    (309,000)    (299,000)    (604,000)
                             ------------ ------------ ------------ ------------
Pro forma                    $(2,682,000) $     7,000  $(5,203,000) $(2,699,000)
                             ============ ============ ============ ============

Basic and diluted income
   (loss) per share:
 As reported                      $(0.17)       $0.02       $(0.33)      $(0.16)
 Pro forma                         (0.17)        0.00        (0.35)       (0.20)


The effect of our outstanding options and warrants are anti-dilutive because we have a net loss. The fully diluted shares are"

                           Three months ended June 30, Six Months ended June 30,
                             ------------------------- -------------------------
                                 2004         2003         2004         2003
                             ------------ ------------ ------------ ------------
Fully diluted shares          20,756,672   18,007,411   20,,132,027  17,998,039

                                  28