Form 10-Q
period 2004-09-30
ACCESS PHARMACEUTICALS INC
filed 2004-11-15
CIK 318306

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the issuer's common stock, as of November 12, 2004, was 15,520,687 shares, $0.01 par value per share.



                       Total No. of Pages   28

                       ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                              Page No.
                                                              -------
RISK FACTORS                                                     2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
  September 30, 2004 and December 31, 2003                      24

Condensed Consolidated Statements of Operations and
  Comprehensive Loss for the three and nine months ended
  September 30, 2004 and September 30, 2003                     25

Condensed Consolidated Statements of Cash Flows for the Nine
  months ended September 30, 2004 and September 30, 2003        26

Notes to Unaudited Condensed Consolidated Financial Statements  27

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           14

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                   20

Item 4. Controls and Procedures                                 20

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                        20

Item 2 Changes in Securities                                    21

Item 3 Defaults Upon Senior Securities                          21

Item 4 Submission of Matters to a Vote of Security Holders      21

Item 5 Other Information                                        21

Item 6. Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                      23

                     PART I -- FINANCIAL INFORMATION


Risk Factors
------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2003, documents incorporated by reference, and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our net cash burn rate for the next twelve months to be approximately
$3400,000 per month, our outstanding convertible notes, and our expected capital expenditures.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $61.6 million through September 30, 2004. Losses for the years ended 2003, 2002 and 2001 were $6,935,000, $9,384,000 and $6,027,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the first nine months of 2004 was $700,000 per month. We project our net cash burn rate for the next twelve months to be approximately $300,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

We do not have significant operating revenue and we may never attain profitability.
-------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We have not received significant royalties for sales of amlexanox, Zindaclin(R) or OraDisc(TM) products to date and we may not generate significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

A failure to obtain necessary additional capital in the future could jeopardize our operations.
----------------------------------------------------------

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts -- $8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2008. The notes may convert to common stock at a conversion price of $5.50 and we can redeem the notes for the principal amount of the notes plus interest if our common stock trades above a price of $8.25 for any period of ten consecutive trading days prior to our notice of redemption. We do not have sufficient funds to repay our convertible notes at their maturity. We may not be able to restructure the convertible notes or obtain additional financing to repay them on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, could cause us to be in default of our convertible notes and prevent us from making expenditures that are needed to allow us to maintain our operations.

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

We may be unable to obtain necessary additional capital to
fund operations in the future.
-----------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses (other than debt obligations including the $8,030,000 of convertible notes which may need to be repaid in September 2005) and capital requirements for twelve months. However, unless our convertible notes convert to common stock prior to their maturity or are restructured, we will need to raise substantial additional capital to support our ongoing operations and debt obligations because our convertible notes will mature and/or our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

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

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current
relationships.
------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties.
Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories for sales, manufacturing or regulatory approval efforts:

* amlexanox 5% paste
  o Strakan Ltd. - United Kingdom and Ireland manufacturing, marketing rights and regulatory approval
  o Zambon Group - France, Germany, Holland, Belgium, Luxembourg, Switzerland, Brazil, Colombia and Italy manufacturing and marketing rights
  o Laboratories Dr. Esteve SA - Spain, Portugal and Greece manufacturing and marketing rights
  o Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights
  o Mipharm SpA for Italy manufacturing and marketing rights
  o Paladin Labs, Inc. for Canada manufacturing and marketing rights

* Zindaclin(R) and Residerm(R)
  o Strakan Ltd. - worldwide manufacturing, marketing and regulatory approval rights
  o Fujisawa GmbH - sublicensed continental Europe marketing rights
  o EpiTan - sublicensed Australia and New Zealand marketing rights
  o Hyundai - sublicensed Korea marketing rights
  o Taro - sublicensed Israel marketing rights
  o Biosintetica - sublicensed Brazil marketing rights
  o Six companies for eleven other smaller countries - sublicensed marketing rights

For one of our OraDisc(TM) products in development, on January
6, 2004, we entered into an exclusive license and supply agreement with Wyeth Consumer HealthCare for sales of the product in North America. If this product is marketed, we will be dependent upon Wyeth Consumer HealthCare for sales of such product in this territory.

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for
commercial purposes without the assistance of contract
manufacturers, which may be difficult for us to obtain and maintain.
--------------------------------------------------------------------

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer.
Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until after the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R).
We selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and they manufactured product for the US market and initial qualifying batches of the product for Europe. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third quarter.

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

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and our ResiDerm(R) technology to Strakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. Strakan has a contract manufacturer for Zindaclin(R) which is a European Union approved facility. Zindaclin(R) was approved in the UK and seven additional European Union countries and is currently under review for approval in the remaining EU countries. Zindaclin(R) is marketed in the UK, France, Germany, Ireland, Belgium, Cyprus, Israel and Korea.
Zindaclin(R) is under review in other markets including
Australia, New Zealand, Brazil and others.

We received regulatory approval from the FDA to manufacture and sell OraDisc(TM) A in September 2004 and are proceeding with our manufacturing and marketing plans for 2005. We have finalized with a third party a contract for manufacturing our product OraDisc(TM) A.

AP5346 is manufactured by third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our
ability to commercialize any new products that we may develop.
--------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

* 5% amlexanox paste is an approved product for sale in the US
  (Aphthasol(R)); approved in the UK and Canada but not yet sold; and, in the approval process in the EU.

* Zindaclin(R) is an approved product for sale in the UK and seven additional European Union countries; in the approval process in the remaining EU countries and other markets.

* OraDisc(TM) A is an approved product for sale in the US as of September 2004; we are completing steps for manufacturing and sale of the product in 2005.

* Our other OraDisc(TM) products are currently in the pre-clinical phase.

* AP5280 has completed Phase I of its Phase I/II trial in Europe.

* AP5346 is currently in a Phase I trial in Europe.

* Mucoadhesive liquid technology patient recruitment in the clinical trial is on hold pending commercial developments.

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

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.
-------------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials.
In particular, OraDisc(TM) and polymer platinate have taken longer to progress through clinical trials than originally planned.
This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process.
The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

The following products may compete with polymer platinate:

* Cisplatin, marketed by Bristol-Myers-Squibb, the originator of the drug, and several generic manufacturers;

* Carboplatin, marketed by Bristol-Myers-Squibb in the US; and

* Oxaliplatin, marketed exclusively by Sanofi-Synthelabo.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

* Antigenics and Regulon are developing liposomal formulations; and

* American Pharmaceutical Partners, Cell Therapeutics,
  Daiichi, Enzon and Debio are developing alternate drugs in combination with polymers and other drug delivery systems.

The following products may compete with Residerm(R) products:

* Benzamycin, marketed by a subsidiary of Aventis;

* Cleocin-T and a generic topical clindamycin, marketed by Pfizer;

* Benzac, marketed by Galderma; and

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

Amgen, CuraGen, McNeil, MGI Pharma and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

BioDelivery, Biovail Corporation, Cellgate, CIMA Labs, Inc.,
Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel
Technologies, Nobex and Xenoport are developing products which compete with our oral drug delivery system.

Many of these competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations, than us or our collaborative partners. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
--------------------------------------------------------------

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol(R) and Zindaclin(R) generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third quarter.

We received regulatory approval from the FDA to manufacture and sell OraDisc(TM) A in September 2004 and are proceeding with our manufacturing and marketing plans for 2005.

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

We may not be successful in protecting our intellectual property and proprietary rights.
---------------------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.
The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee of 24 U.S. patents and to 19
U.S. patent applications now pending, and 8 European patents and 15
European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-----------------------------------------------------------------------------

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Mr. Gray and David Nowotnik, PhD our Senior Vice President Research and Development, their employment may be terminated by them or us at any time. Mr. Gray's and Dr. Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance.
In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, marketing, product sales or regulatory compliance resources. If we develop pharmaceutical products that we will commercialize ourselves, we will need to hire additional personnel skilled in the clinical testing and regulatory compliance process and in marketing and product sales. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
--------------------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc.
each beneficially owned approximately 12.0% and 11.6%, respectively, of our common stock as of November 12, 2004. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
------------------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
-------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares. All of the 15,520,687 shares of our common stock that are outstanding as of November 12, 2004, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

ITEM 1 FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933 and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003 and documents incorporated by reference and other documents and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to our net cash burn rate for the next twelve months to be approximately $300,000 per month, our outstanding convertible notes, and our expected capital expenditures.

OVERVIEW

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We are a Delaware corporation.

Together with our subsidiaries, we have proprietary patents or rights to several drug delivery technology platforms, including:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery,
* bioerodible hydrogel technology,
* erodible mucoadhesive oral film technology,
* hydrogel particle aggregate technology, and
* Residerm(R) topical delivery.

We re-introduced Aphthasol(R) into the United States market in September 2004, which is the first FDA approved product for the treatment of canker sores. We have developed a new formulation of amlexanox, a mucoadhesive disc which in September 2004 received regulatory approval from the FDA.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2004, our accumulated deficit was $61,562,000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of September 30, 2004 our cash, cash equivalents and short-term investments were $5,026,000 and our working capital was $(4,986,000). Our working capital at September 30, 2004 represented a decrease of $6,192,000 as compared to our working capital as of December 31, 2003 of $1,206,000. The decrease in working capital was due to $8,030,000 of convertible notes that is coming due within twelve months and by the loss from operations for the nine months ended September 30, 2004 offset by a private placement of common stock and warrants raising $9.1 million of net proceeds.

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts -$8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2008. The notes which bear interest at a rate of 7.7% per annum with $1,042,000 of interest due annually on each September 13, may convert to common stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the due dates.
A failure to restructure our existing convertible notes or obtain necessary additional capital in the future could jeopardize our operations. We do not have sufficient funds to repay our convertible notes at their maturity.
We may not be able to restructure the convertible notes or obtain additional financing to repay them on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, could cause us to be in default of our convertible notes and prevent us from making expenditures that are needed to allow us to maintain our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2004 of $61,562,000. We expect that our existing capital resources together with anticipated licensing revenues and royalties will be adequate to fund our current level of operations for twelve months excluding any obligation to repay the convertible notes and the debt service on the convertible notes. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

* the ability to convert, repay or restructure our outstanding convertible notes;

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

* the ability to establish and maintain effective commercialization arrangements and activities; and

* successful regulatory filings.

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Our licensing revenue in the third quarter of 2004 was $49,000, as compared to licensing revenue of $4,000 in same quarter of 2003, an increase of $45,000 due to one time initial licensing fees received in 2004. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2004 and 2003 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

There were product sales of Aphthasol(R) in the third quarter of 2004 of $106,000 as compared to no in sales in the third quarter of 2003 due to a supply interruption of the product. Currently, new supplies have been manufactured and sales commenced late in September 2004.

Royalty income in the third quarter of 2004 was $30,000, as compared to $7,000 in the third quarter of 2003, an increase of $23,000 due to the sales of Zindaclin(R) in additional countries.

Total research spending for the third quarter of 2004 was $1,406,000, as compared to $1,254,000 for the same period in 2003, an increase of $152,000.
The increase in expenses was primarily due to:

* higher production and testing costs for Aphthasol(R) and start-up production costs for OraDisc(TM) A ($171,000); and

* higher expenses at our Australian laboratory ($50,000);

* start-up costs for the mucositis clinical trial ($30,000) and

* other net increases ($28,000).

The increase in expenses was partially offset by lower clinical costs ($127,000) for our OraDisc(TM)
A clinical trial which was completed in 2003.

Our cost of product sales was $40,000 in the third quarter of 2004, as compared to $30,000 in the third quarter of 2003, an increase of $10,000. The increase in cost of product sales was due to the shipment of Aphthasol(R) in September 2004.

Total general and administrative expenses were $799,000 for the third quarter of 2004, an increase of $287,000 as compared to the same period in 2003.
The increase in spending was due primarily to the following:

* higher professional expenses ($136,000) principally due to increased accounting and legal fees associated with compliance with the Sarbanes-
  Oxley Act, new contracts and legal proceedings;

* higher business consulting expenses for new business development activities ($27,000);

* higher investor relations expenses ($38,000);

* higher patent expenses ($38,000); and

* other net increases ($48,000).

Depreciation and amortization was $169,000 for the third quarter of 2004 as compared to $158,000 for the same period in 2003 reflecting an increase of $11,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the third quarter of 2004 were $2,414,000 as compared to total operating expenses of $1,954,000 for the same period in 2003, an increase of $460,000.

Loss from operations in the third quarter of 2004
was $2,229,000 as compared to a loss of $1,943,000 for the same period in 2003, an increased loss of $286,000.

Interest and miscellaneous income was $133,000 for the third quarter of 2004 as compared to $54,000 for the same period in 2003, an increase of $79,000. The increase in miscellaneous income
($97,000) was due to foreign exchange gains on a Euro denominated receivable. This increase was offset by a decrease in interest income due to lower interest rates in 2004 as compared with 2003.

Interest and other expense was $332,000 for the third quarter of 2004 as compared to $317,000 for the same period in 2003, an increase of $15,000 due principally to the write-down of an investment in a publicly traded stock received in connection with a product development agreement.

Net loss in the third quarter of 2004 was $2,428,000, or a $0.16 basic and diluted loss per common share, compared with net loss of $2,206,000, or a $0.17 basic and diluted loss per common share for the same period in 2003, an increased loss of $222,000.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2003

Our licensing revenue in the first nine months of 2004 was $97,000, as compared to licensing revenue of $537,000 in the same period of 2003, a decrease of $440,000 due to one time initial licensing fess received in 2003. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2004 and 2003 was from several agreements including agreements related to various amlexanox projects and ResiDerm(R).

There were product sales of Aphthasol(R) in the first nine months of 2004 of $106,000 as compared to $532,000 in sales in the same period of 2003.
Sales were limited in 2004 due to a supply interruption of the product. Currently, new supplies have been manufactured and sales commenced in late September 2004.

Royalty income for the first nine months of 2004 was $70,000, as compared to $18,000 in the same period of 2003, an increase of $52,000 due to the sales of Zindaclin(R) in additional countries.

Total research spending for the first nine months of 2004 was $3,831,000, as compared to $4,548,000 for the same period in 2003, a decrease of $717,000. The decrease in expenses was the result of:

* lower clinical costs ($824,000) for our OraDisc(TM) A clinical trial which was completed in 2003;

* lower costs for the AP5280 and AP5346 polymer platinate clinical trials ($531,000) of which the AP5280 trial was completed in 2003; and

* other net decreases ($44,000).

The decrease in expenses was partially offset by:

* higher production and testing costs for Aphthasol(R) and start-up production costs for OraDisc(TM) A ($335,000);

* higher scientific salary costs ($186,000) principally due to the hiring of additional employees; and

* higher expenses associated with our Australian laboratory ($161,000).

Our cost of product sales was $97,000 for the first nine months of 2004, as compared to $243,000 in the same period of 2003, a decrease of $146,000. The decrease in cost of product sales was due to reduced
Aphthasol(R) sales in 2004.

Total general and administrative expenses were $2,325,000 for the first nine months of 2004, an increase of $646,000 as compared to the same period in 2003. The increase in general and administrative expenses was due primarily to the following:

* higher professional expenses ($407,000) principally due to increased accounting and legal fees associated with compliance with the Sarbanes-
  Oxley Act, new contracts and legal proceedings;

* higher business consulting expenses for new business development activities ($88,000);

* higher patent expenses ($46,000);

* higher investor relations expenses ($34,000); and

* other net increases ($71,000).

Depreciation and amortization was $489,000 for the first nine months of 2004 as compared to $448,000 for the same period in 2003 reflecting an increase of $41,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the first nine months of 2004 were $6,742,000 as compared to total operating expenses of $6,918,000 for the same period in 2003, a decrease of $176,000.

Loss from operations in the first nine months of 2004 was $6,469,000 as compared to a loss of $5,831,000 for the same period in 2003, an increased loss of $638,000.

Interest and miscellaneous income was $201,000 for the first nine months of 2004 as compared to $2,486,000 for the same period in 2003, a decrease of $2,285,000. The decrease in miscellaneous income was due to a one-time payment associated with a settlement agreement with Block Drug Company in 2003 and a decrease in interest income due to lower interest rates in 2004 as compared with 2003.

Interest and other expense was $1,064,000 for the first nine months of 2004 as compared to $956,000 for the same period in 2003, an increase of $108,000 due principally to the write-down of an investment in a publicly traded stock received in connection with a product development agreement .

Net loss in the first nine months of 2004 was $7,332,000, or a $0.49 basic and diluted loss per common share, compared with a loss of $4,301,000, or a $0.32 basic and diluted loss per common share for the same period in 2003, an increased loss of $3,031,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2004 and 2005 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately
$8,000. The estimated effect assumes no changes in our short-term investments at September 30, 2004.
We do not believe that we are exposed to any other market risks. We are not exposed to risks for changes in commodity prices, foreign currencies or any other market risks.

ITEM 4 CONTROLS AND PROCEDURES

(a)  Evaluation Of Disclosure Controls And
Procedures: We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of
September 30, 2004, our Chief Executive and Chief
Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

(b) Changes In Internal Controls: No changes in our internal controls over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                      PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Mipharm S.p.A. ("Mipharm") filed an arbitration against Access in the International Court of Arbitration of the International Chamber of Commerce (the "ICC") on or about October 23, 2003.
Mipharm claimed that we breached certain license agreements that existed between Mipharm and Access by failing to (1) make commercially reasonable efforts to obtain European Union regulatory approval for certain pharmaceutical products and
(2) inform Mipharm of all significant news and actions relating to the approval process. Mipharm sought damages of approximately $350,000, and an order compelling us to perform pursuant to the license agreements.

We answered Mipharm's arbitration demand and simultaneously asserted counterclaims against
Mipharm. In the counterclaims, we alleged, inter alia, that Mipharm had itself breached the license agreements and that Mipharm was pursuing claims that it had previously agreed to release in exchange for valuable consideration. We believed that the claims in Mipharm's complaint were without merit.

On January 16, 2004, Mipharm commenced a related lawsuit in Texas Federal Court, in which it alleged that one of Access's counterclaims should have been brought before a different arbitral body. The Texas
Court dismissed that action on April 20, 2004. On or about August 5, 2004, Mipharm filed a Notice of Appeal of the Texas Federal Court judgment (the
"Texas Appeal").

In October 2004, the parties agreed to dismiss all claims and counterclaims in both the ICC arbitration and the Texas Appeal.

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

Reports on Form 8-K:

* On October 1, 2004, we filed a Current Report on
Form 8-K (Item 8.01) furnishing a press release announcing results from the Phase I clinical trial of AP5346, a DACH Platinum Polymer Therapeutic.

* On September 30, 2004, we filed a Current Report on Form 8-K (Item 8.01) furnishing a press release announcing the approval of our new drug application for OraDisc(TM) A from the United States Food and
Drug Administration.

* On August 13, 2004, we filed a Current Report on
Form 8-K (Item 9) furnishing a press release announcing our financial results for the second quarter ended June 30, 2004.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACCESS PHARMACEUTICALS, INC.

Date: November 15, 2004              By: /s/ Kerry P. Gray
     -------------------                -------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: November 15, 2004              By: /s/ Stephen B. Thompson
     -------------------                -------------------------
                                        Stephen B. Thompson
                                        Vice President and Chief Financial
                                          Officer
                                        (Principal Financial and Accounting
                                          Officer)

           Access Pharmaceuticals, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets

                                        September 30, 2004 December 31, 2003
                                           --------------  --------------
ASSETS                                       (unaudited)
Current assets
 Cash and cash equivalents                  $ 4,491,000     $   727,000
 Short term investments, at cost                535,000       1,860,000
 Accounts receivable                            819,000       1,149,000
 Inventory                                      153,000         108,000
 Prepaid expenses and other current assets      774,000         975,000
                                           --------------  --------------
Total current assets                          6,772,000       4,819,000

Property and equipment, net                   1,090,000       1,004,000

Debt issuance costs, net                        175,000         313,000

Patents, net                                  2,399,000       2,652,000

Licenses, net                                   305,000         367,000

Goodwill, net                                 1,868,000       1,868,000

Other assets                                  1,054,000         788,000
                                           --------------  --------------
Total assets                               $ 13,663,000    $ 11,811,000
                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses     $  1,434,000    $  1,780,000
 Accrued interest payable                       783,000         311,000
 Deferred revenues                            1,173,000       1,184,000
 Current portion of note payable,
  other future obligations and
  convertible notes                           8,368,000         338,000
                                           --------------  --------------
Total current liabilities                    11,758,000       3,613,000

Long-term obligations for purchased patents           -         158,000

Note payable, net of current portion            204,000         335,000

Convertible notes, net of current portion     5,500,000      13,530,000
                                           --------------  --------------
Total liabilities                            17,462,000      17,636,000
                                           --------------  --------------

Commitments and contingencies                         -               -

Stockholders' equity
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares;
  none issued or outstanding                          -               -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 15,518,687 at September 30, 2004
  and 13,397,034 at December 31, 2003           155,000         134,000
 Additional paid-in capital                  59,003,000      49,597,000
 Notes receivable from stockholders          (1,045,000)     (1,045,000)
 Unamortized value of restricted stock grants  (339,000)       (294,000)
 Treasury stock, at cost - 819 shares            (4,000)         (4,000)
 Accumulated other comprehensive income (loss)   (7,000)         14,000
Accumulated deficit                         (61,562,000)    (54,227,000)
                                           --------------  --------------
Total stockholders' deficit                  (3,799,000)     (5,825,000)
                                           --------------  --------------
Total liabilities and stockholders' deficit $13,663,000     $11,811,000
                                           ==============  ==============

       The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations and
                           Comprehensive Loss
                              (unaudited)

                                Three months ended          Nine months ended
                                  September 30,                September 30,
                             ------------------------- -------------------------
                                 2004         2003         2004         2003
                             ------------ ------------ ------------ ------------
Revenues
 Licensing revenues          $    49,000  $     4,000  $    97,000  $   537,000
 Product sales                   106,000            -      106,000      532,000
 Royalty income                   30,000        7,000       70,000       18,000
                             ------------ ------------ ------------ ------------
Total revenues                   185,000       11,000      273,000    1,087,000

Expenses
 Research and development      1,406,000    1,254,000    3,831,000    4,548,000
 Cost of product sales            40,000       30,000       97,000      243,000
 General and administrative      799,000      512,000    2,325,000    1,679,000
 Depreciation and amortization   169,000      158,000      489,000      448,000
                             ------------ ------------ ------------ ------------
Total expenses                 2,414,000    1,954,000    6,742,000    6,918,000
                             ------------ ------------ ------------ ------------
Loss from operations          (2,229,000)  (1,943,000)  (6,469,000)  (5,831,000)

Other income (expense)
Interest and miscellaneous
 income                          133,000       54,000      201,000    2,486,000
Interest and other expense      (332,000)    (317,000)  (1,064,000)    (956,000)
                             ------------ ------------ ------------ ------------
                                (199,000)    (263,000)    (863,000)   1,530,000
                             ------------ ------------ ------------ ------------
Net loss                     $(2,428,000) $(2,206,000) $(7,332,000) $(4,301,000)

Basic and diluted loss
  per common share                $(0.16)      $(0.17)      $(0.49)      $(0.32)
                             ============ ============ ============ ============
Weighted average basic and
  diluted common shares
  outstanding                 15,469,071   13,287,563   15,041,216   13,235,725
                             ============ ============ ============ ============

Net loss                     $(2,428,000) $(2,206,000) $(7,332,000) $(4,301,000)

Other comprehensive loss
  Foreign currency translation
    adjustment                    (6,000)     (17,000)     (21,000)     (14,000)
                             ------------ ------------ ------------ ------------
Comprehensive loss           $(2,434,000) $(2,223,000) $(7,353,000) $(4,315,000)
                             ============ ============ ============ ============

   The accompanying notes are an integral part of these statements.

          Access Pharmaceuticals, Inc. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows
                             (unaudited)

                                                 Nine Months ended September 30,
                                                   -----------------------------
                                                        2004          2003
                                                   -------------- --------------
Cash flows from operating activities:
Net loss                                           $  (7,332,000) $  (4,301,000)
Adjustments to reconcile net loss to cash used
in operating activities:
Warrants issued in payment of consulting expenses         42,000         30,000
Amortization of restricted stock grants                   91,000         69,000
Depreciation and amortization                            489,000        448,000
Amortization of debt costs                               138,000        138,000
Change in operating assets and liabilities:
 Accounts receivable                                     330,000        619,000
 Accrued interest receivable                                   -         12,000
 Inventory                                               (45,000)       116,000
 Prepaid expenses and other current assets               198,000        252,000
 Other assets                                           (266,000)        85,000
 Accounts payable and accrued expenses                  (346,000)    (1,260,000)
 Accrued interest payable                                472,000       (260,000)
 Deferred revenue                                        (11,000)      (211,000)
                                                   --------------  -------------
Net cash used in operating activities                 (6,240,000)    (4,263,000)
                                                   --------------  -------------

Cash flows from investing activities:
 Capital expenditures                                   (260,000)      (332,000)
 Redemptions of short term investments and
   certificates of deposit                             1,325,000      4,122,000
                                                   --------------  -------------
Net cash provided by investing activities              1,065,000      3,790,000
                                                   --------------  -------------
Cash flows from financing activities:
 Payments of notes payable and long-term
   obligations                                          (289,000)      (730,000)
Proceeds from stock issuances                          9,249,000        219,000
                                                   --------------  -------------
Net cash provided by (used in) financing activities    8,960,000       (511,000)
                                                   --------------  -------------

Net increase (decrease) in cash and cash equivalents   3,785,000       (984,000)
Effect of exchange rate changes on cash                  (21,000)       (14,000)
Cash and cash equivalents at beginning of period         727,000      1,444,000
                                                   --------------  -------------
Cash and cash equivalents at end of period         $   4,491,000   $    446,000
                                                   ==============  =============

Cash paid for interest                                  $334,000     $1,066,000

Supplemental disclosure of non-cash transactions
 Assets acquired as a result of a settlement                   -        244,000
 Value of restricted stock grants                        136,000              -


    The accompanying notes are an integral part of these statements

              Access Pharmaceuticals, Inc. and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
              Nine Months Ended September 30, 2004 and 2003
                              (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolodated statements of cash flows for the nine months ended September 30, 2004 and 2003 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2003 contains financial information taken from the audited financial statements as of that date.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                 September 30, 2004         December 31, 2003
                              ------------------------ ------------------------
                                 Gross                    Gross
                                carrying  Accumulated    carrying  Accumulated
                                 value    amortization    value    amortization
                              ----------- ------------ ----------- ------------
Amortizable intangible assets
 Patents                       $   3,178   $     779    $   3,178   $     526
 Licenses                            830         525          830         463
                              ----------- ------------ ----------- ------------
Total                          $   4,008   $   1,304    $   4,008   $     989
                              =========== ============ =========== ============


Amortization expense related to intangible assets totaled $105,000 and $104,000 for the three months ended September 30, 2004 and 2003, respectively and totaled $315,000 and $315,000 for the nine months ended September 30, 2004 and 2003, respectively.
The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2004 is as follows (in thousands):

2004             $   106
2005                 421
2006                 421
2007                 395
2008                 370
Thereafter           991
                 --------
Total            $ 2,704
                 ========

(3) Stock-Based Compensation

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 1, to our stock-based employee plans.

                                 Three months               Nine months
                               ended September 30,       ended September 30,
                            ------------------------- -------------------------
                                2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
Net loss as reported        $(2,428,000) $(2,206,000) $(7,332,000) $(4,301,000)
  Deduct: Stock-based
    employee compensation
    expense determined
    under fair value based
    method                     (129,000)    (322,000)    (427,000)    (926,000)
                            ------------ ------------ ------------ ------------
Pro forma                   $(2,557,000) $(2,528,000) $(7,759,000) $(5,227,000)
                            ============ ============ ============ ============

Basic and diluted loss per share:
  As reported                    $(0.16)      $(0.17)      $(0.49)      $(0.32)
  Pro forma                       (0.17)       (0.19)       (0.52)       (0.39)


The effect of our outstanding options and warrants are anti-dilutive when we have a net loss. The fully diluted shares are:

                                Three months                  Nine months
                              ended September 30,         ended September 30,
                           ------------------------- -------------------------
                               2004         2003         2004         2003
                           ------------ ------------ ------------ ------------
Fully diluted shares        21,424,687   19,008,797   20,996,832   18,956,969

                                  28