Form 10-Q
period 2005-03-31
ACCESS PHARMACEUTICALS INC
filed 2005-05-11
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No
   -----   -----

The number of shares outstanding of the issuer's common stock, as of May 9, 2005, was 15,724,734 shares, $0.01 par value per share.


                       Total No. of Pages   31

                      ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----


                                                              Page No.
                                                              --------
RISK FACTORS                                                      2

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
March 31, 2005 and December 31, 2004                             27

Condensed Consolidated Statements of Operations and
Comprehensive Loss for the three months ended March 31, 2005
and March 31, 2004                                               28

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2005 and March 31, 2004             29

Notes to Unaudited Condensed Consolidated Financial Statements   30

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              16

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                      21

Item 4. Controls and Procedures                                  22

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                         23

Item 2 Changes in Securities                                     23

Item 3 Defaults Upon Senior Securities                           23

Item 4 Submission of Matters to a Vote of Security Holders       23

Item 5 Other Information                                         23

Item 6. Exhibits and Reports on Form 8-K                         24

SIGNATURES                                                       26

PART I -- FINANCIAL INFORMATION

Risk Factors
------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our belief that our net cash burn rate for the next twelve months to be approximately $600,000 per month, our ability to repay our outstanding debt obligations, our ability to fund our operations (other than debt repayment) through March 2006, and our expected capital expenditures.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $66.9 million through March 31, 2005. Losses for the years ended 2004, 2003 and 2002 were $10,238,000, $6,935,000 and $9,384,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase due to expanded research and development efforts and preclinical and clinical trials. Our net cash burn rate for the past twelve months was approximately $750,000 per month. We project our net cash burn rate for the next twelve months to be approximately $600,000 per month. Capital expenditures are forecasted to be minor for the next twelve months since most of our new equipment is leased and the lease expense is included in the calculation of the net cash burn rate.

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

A failure to obtain necessary additional capital in the future could jeopardize our operations.
--------------------------------------------------------------

We have issued an aggregate of $13,530,000 of convertible notes, which are due in two parts -- $8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2008. The notes may convert to common stock at a conversion price of $5.50 and we can redeem the notes for the principal amount of the notes plus interest if our common stock trades above a price of $8.25 for any period of ten consecutive trading days prior to our notice of redemption. In addition, we have issued $2,633,000 of Secured Convertible Notes due March 31, 2006. Such Secured Convertible Notes convert at $4.00 per share. We do not have sufficient funds to repay our convertible notes at their maturity. We may not be able to restructure the convertible notes or obtain additional financing to repay them on terms acceptable to us, if at all. If we raise additional funds by selling equity securities including in connection with our Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, could cause us to be in default of our convertible notes and prevent us from making expenditures that are needed to allow us to maintain our operations.

Our financial condition and the restrictive covenants contained in our outstanding convertible notes may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.
---------------------------------------------------------------

We incurred significant losses from operations of $2.4 million for the quarterly period ended March 31, 2005, $2.4 million for the quarterly period ended March 31, 2004, $9.1 million for the year ended December 31, 2004 and $8.2 million for the year ended December 31, 2003. Moreover, the terms of our outstanding Convertible Notes may limit our ability to, among other things:

- incur additional debt;
- retire, exchange or amend the terms of outstanding debt;
- pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;
- enter into certain transactions with affiliates;
- create additional liens on our assets;
- issue certain types of preferred stock or issue common stock at below market prices; or
- merge or consolidate with other entities.

Our ability to borrow additional funds or raise additional equity may be limited by our financial condition, in addition to the terms of our outstanding debt. Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.
------------------------------------------------------------

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $8.03 million of our Convertible Subordinated Notes due in September 2005, $5.5 million of our Convertible Subordinated Notes due in September 2008 and $2,633,000 of our Secured Convertible Notes due in March 2006.

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

Our obligations under the secured convertible notes are secured by all of our assets
---------------------------------------------------------------

Our obligations under the $2,633,000 Secured Convertible Notes are secured by all of our assets. As a result, if we default under the terms of the Secured Convertible Notes or related agreements, including our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related Secured Convertible Notes or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company could require the early repayment of the Secured Convertible Notes, if the default is not cured with the specified grace period. In addition we could be required to issue and the holders would have the ability to sell up to 2,891,723 shares of our Common Stock and/or the holders could foreclose their security interest and liquidate some or all of the assets of the Company and we could cease to operate. Any such issuance of shares could cause a significant drop in the price of our stock and significant dilution to our stockholders.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.
-------------------------------------------------------------

We are to a great extent dependent on external financing to fund our operations. Our financial needs may be partially provided from the SEDA. The issuance of shares of our common stock under the SEDA will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the SEDA, we will issue shares of our common stock to Cornell Capital Partners at a discount of 2% of the lowest daily volume weighted average of our common stock during a specified period of trading days after we access the SEDA. Issuing shares at a discount will further dilute the interests of other stockholders and may negatively affect the market price of our Common Stock.

To the extent that Cornell sells shares of our common stock issued under SEDA to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Cornell may cause holders of our common stock to sell their shares, or it may encourage short sales of our common stock or other similar transactions. This could contribute to a decline in the stock price of our common stock.

We may not successfully commercialize our drug candidates.
----------------------------------------------------------

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates for a number of reasons, including:

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

We may be unable to obtain necessary additional capital to fund operations in the future.
----------------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses (other than debt obligations including the $8,030,000 of convertible notes which are required to be repaid in September 2005 and $2,633,000 of Secured Convertible Notes due in March 2006) and capital requirements through March 2006. However, unless our convertible notes convert to common stock prior to their maturity or are restructured, we will need to raise substantial additional capital to support our ongoing operations and debt obligations because our convertible notes will mature and/or our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including :

* the sales levels of our marketed products;
* the results of our research and development programs;
* the timing and results of preclinical and clinical trials;
* our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us;
* technological advances; and
* activities of competitors and other factors.

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of existing our stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

We may be unable to successfully develop, market, or
commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.
---------------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories for sales, manufacturing or regulatory approval efforts:

* amlexanox 5% paste and OraDisc(TM) A
  o Discuss Dental, Inc. - United States marketing rights
  o ProStrakan Ltd. - United Kingdom and Ireland manufacturing, marketing rights and regulatory approval
  o Zambon Group - France, Germany, Holland, Belgium, Luxembourg,
    Switzerland, Brazil, Colombia and Italy manufacturing and marketing rights

  o Laboratories Dr. Esteve SA - Spain, Portugal and Greece manufacturing and marketing rights
  o Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights
  o Mipharm SpA for Italy manufacturing and marketing rights
  o Paladin Labs, Inc. for Canada manufacturing and marketing rights
  o EpiTan, Ltd. for Australia and New Zealand for marketing rights
  o Orient Europharma, Co., Ltd. for Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore for marketing rights

* Zindaclin(R) and Residerm(R)
  o ProStrakan Ltd. - worldwide manufacturing, marketing and regulatory approval rights
  o Fujisawa GmbH - sublicensed continental Europe marketing rights
  o EpiTan, Ltd. - sublicensed Australia and New Zealand marketing rights
  o Hyundai - sublicensed Korea marketing rights
  o Taro - sublicensed Israel marketing rights
  o Biosintetica - sublicensed Brazil marketing rights
  o Pliva dd Hrvatska d.o.o. - sublicensed Czech, Estonia, Hungary, Latvia, Poland, Slovak and Slovenia marketing rights
  o Five companies for five other smaller countries - sublicensed marketing rights

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
---------------------------------------------------------------

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction or subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). We selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and they manufacture product for the US market and initial qualifying batches of the product for Europe. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 and in the quarter ended March 31, 2005.

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

We licensed our patents for worldwide manufacturing and marketing for Zindaclin(R) and our ResiDerm(R) technology to ProStrakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. ProStrakan has a contract manufacturer for Zindaclin(R) which is a European Union approved facility. Zindaclin(R) is approved in the UK and throughout Europe in most European Union countries including new member states and several non-European markets. Zindaclin(R) is marketed in the UK, France, Germany, Ireland, Belgium, Cyprus, Israel and Korea. Zindaclin(R) is under regulatory review in other markets including Australia, New Zealand, Brazil and others.

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

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
---------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates are subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

* 5% amlexanox paste is an approved product for sale in the US (Aphthasol(R)); approved in the UK and Canada but not yet sold; approved in ten EU countries but not yet sold;
* Zindaclin(R) is an approved product for sale in the UK and extensively throughout European Union countries; and is in the approval process in other markets.
* OraDisc(TM) A is an approved product for sale in the US as of September 2004; we are completing steps for manufacturing and sale of the product in 2005.
* Our other OraDisc(TM) products are currently in the pre-clinical phase.
* AP5346 has completed a Phase I clinical trial in Europe and has been approved for the commencement of a Phase I trial in the US by the FDA.
* Mucoadhesive liquid technology patient recruitment in the clinical trial is on hold pending commercial developments.
* Vitamin mediated delivery technology is currently in the pre-clinical phase.
* We also have other products in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure investors when we, independently or with our collaborative partners, might submit a New Drug Application, or "NDA", for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical
testing may affect our ability to successfully commercialize new products.
------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Like other companies in the biotechnology industry, we have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, OraDisc(TM) and polymer platinate have taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

The following products may compete with polymer platinate:

* Cisplatin, marketed by Bristol-Myers-Squibb, the originator of the drug, and several generic manufacturers;
* Carboplatin, marketed by Bristol-Myers-Squibb, the originator of the drug and several generic manufacturers; and
* Oxaliplatin, marketed exclusively by Sanofi-Synthelabo.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

* Antigenics and Regulon are developing liposomal formulations; and
* American Pharmaceutical Partners, Cell Therapeutics, Daiichi,
  Enzon and DebioPharm are developing alternate drugs in combination with polymers and other drug delivery systems.

The following products may compete with Residerm(R) products:

* Benzamycin, marketed by a subsidiary of Aventis;
* Cleocin-T and a generic topical clindamycin, marketed by Pfizer;
* Benzac, marketed by Galderma; and
* Triaz, marketed by Medicis Pharmaceutical Corp.

Technology and prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol(R) product. Over-the-counter ("OTC") products including Orajel - Del Laboratories and Anbesol - Wyeth Consumer Healthcare also compete in the aphthous ulcer market.

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system include Bristol-Myers-Squibb, Centocor (acquired by Johnson &
Johnson), GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
--------------------------------------------------------------

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol(R) and Zindaclin(R) generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or the price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 as well as the quarter ended March 31, 2005.

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

We may not be successful in protecting our intellectual
property and proprietary rights.
--------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to 24 U.S. patents and to 19 U.S. patent applications now pending, and 8 European patents and 15 European patent applications, we cannot assure investors that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.
Our patents for the following technologies expire in the years and during the date ranges indicated below:

* 5% amlexanox paste in 2011
* Zindaclin(R) and Residerm(R) between 2007 and 2011
* OraDisc(TM) in 2020
* AP5280 in 2021
* AP5346 in 2021
* Mucoadhesive technology, patents are pending
* Vitamin mediated technology between 2006 and 2019

In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. We cannot assure investors that we will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------

Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
---------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc. beneficially owned approximately 11.9% and 10.9%, respectively, of our common stock as of March 31, 2005. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an
acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
---------------------------------------------------------------

Provisions of our Certificate of Incorporation, By-laws and Stockholders Rights Plan may make it more difficult for a third party to acquire control of the company, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

AMEX listing requirements.
--------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including corporate governance requirements, maintaining stockholders' equity at required levels, obtaining shareholder approvals for certain transactions, share price requirements and other rules and regulations of AMEX. AMEX listing requirements allow us to issue a maximum aggregate of 3,089,422 shares of our Common Stock in connection with our Secured Convertible Notes and the SEDA without receipt of shareholder approval. Any issuances above such amount would require shareholder approval or would be a violation of AMEX regulations. We are not in compliance with this stockholders' equity standard as of March 31, 2005. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations and within the required time frames for such remediation, or otherwise regain compliance, we cannot assure investors that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

Substantial sales of our common stock could lower our stock price.
-------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. Substantially, all of the 15,724,734 shares of our common stock that are outstanding as of May 9, 2005, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

Failure to achieve and maintain effective internal controls
could have a material adverse effect on our business.
-----------------------------------------------------------

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

For the year ended December 31, 2004, our management determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our auditors identified two material weaknesses in our internal controls and procedures during the course of their evaluation for the year ended December 31, 2004. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 1 FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our belief that our net cash burn rate for the next twelve months to be approximately $600,000 per month, our ability to repay our outstanding debt obligations, our ability to fund our operations (other than debt repayment) through March 2006, and our expected capital expenditures.

OVERVIEW

We are an emerging pharmaceutical company focused on developing both novel low development risk product candidates and technologies with longer-term major product opportunities. We are a Delaware corporation.

Together with our subsidiaries, we have proprietary patents or rights to several drug delivery technology platforms, including:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery,
* bioerodible cross-linker technology,
* mucoadhesive disc technology,
* hydrogel particle aggregate technology, and
* Residerm(R) topical delivery.

In addition, we are marketing in the United States -
Aphthasol(R), the first FDA approved product for the treatment of canker sores. We are developing new formulations and delivery forms of amlexanox including mucoadhesive disc delivery and mucoadhesive liquid delivery.

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). We selected Contract Pharmaceuticals Ltd. Canada as our manufacturer of amlexanox 5% paste and it completed full scale production in September 2004. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 as well as the quarter ended March 31, 2005.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure investors that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2005, our accumulated deficit was $66,887,000.

On March 30, 2005, the Company finalized an agreement with Cornell Capital Partners and Highgate House Funds providing funding in the form of Secured Convertible Note for net proceeds of approximately $2,360,000, and a Equity Distribution Agreement under which, subject to terms of the Agreement, the Company can draw up to $15,000,000 in working capital over a 2-year period (see further discussion under Liquidity and Capital Resources).

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

On April 18, 2005 we announced that we executed an exclusive License Agreement granting Discuss Dental, Inc. the US marketing rights for amlexanox. The rights granted are for amlexanox 5% paste, currently marketed in the United States for the treatment of canker sores and OraDisc(TM) A, which was approved by the FDA in September 2004 for the same indication. In addition, we granted Discuss Dental the rights to any future product improvements for amlexanox in oral disease. Under the terms of the agreement, Discuss Dental will pay us a licensing fee and will make milestone payments.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of March 31, 2005 our cash and cash equivalents and short-term investments were $2,888,000 and our working capital was $(9,474,000). Our working capital at March 31, 2005 represented a decrease of $1,686,000 as compared to our working capital as of December 31, 2004 of $(7,788,000). The decrease in working capital was due mainly to the loss from operations for the three months ended March 31, 2005.

As of March 31, 2005, the Company had a working capital deficit of approximately $9,474,000.

As of that date, the Company did not have enough capital to achieve its near, medium or long-term goals. On March 30, 2005, the Company reached an agreement which management believes will provide sufficient capital to achieve its short-term goals, and depending upon results may provide sufficient capital to meet its long-term goals.

As of March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, subject to terms of the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to a maximum of $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the SEDA. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make any draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Based on the number of shares of our common stock currently outstanding, at volume weighted average price of $2.50, we could sell to Cornell Capital approximately $3,900,000 of our common stock subject to the 9.9% limitation. Thus, in order for the Company to receive all the funding available under the SEDA and have the financial resources it needs for operations and debt service, Cornell Capital must sell through to the market a significant portion of the shares it purchases under the arrangement. The Company believes that because the shares sold to Cornell Capital will be covered by an effective registration statement and Cornell Capital has a history of not holding significant positions in companies in which it invests, the shares purchased by Cornell Capital will be sold to the marketplace to maintain ownership below 9.9%. Provided that continuing sales to the marketplace are possible, the Company believes Cornell Capital will not accumulate 9.9% of the outstanding common stock of the Company; and, accordingly, the Company will be able to fully utilize the $15,000,000 made available through the SEDA. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. As of the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 3,500 shares of common stock.

In addition, as of March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Notes from the Company (net proceeds to the Company of $2,300,000). The Secured Convertible Notes accrue interest at a rate of 7% per year and mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005, to the extent that the Secured Convertible Note has not been converted to common stock. The Secured Convertible Note is convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Notes are secured by all of the assets of the Company. The Company has the right to redeem the Secured Convertible Notes upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company issued to the holders an aggregate of 50,000 shares of common stock of the Company.

Each of the SEDA, Security Purchase Agreement and related agreements were held in escrow pending our filing of the Form 10-K and the issuance of shares of common stock required to be issued under the Agreement. On
April 1, 2005 we received the funds.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2005 of $66,891,000. We expect that our existing capital resources together with anticipated licensing revenues and royalties will be adequate to fund our current level of operations through March 2006 excluding any obligation to repay the convertible notes, the debt service on the convertible notes and the secured convertible notes. We cannot assure investors that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our Convertible Notes due in September 2005 or our Secured Convertible Notes in March 2006. Our financing plan through the use of the SEDA or other sales of equity are expected to provide the resources to repay such notes.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

* the ability to convert, repay or restructure our outstanding convertible notes and secured convertible notes;
* the successful commercialization of amlexanox and Zindaclin(R);
* the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
* continued scientific progress in our research and development programs;
* the magnitude, scope and results of preclinical testing and clinical trials;
* the costs involved in filing, prosecuting and enforcing patent claims;
* the costs involved in conducting clinical trials;
* competing technological developments;
* the cost of manufacturing and scale-up;
* the ability to establish and maintain effective commercialization arrangements and activities; and
* successful regulatory filings.

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

Our licensing revenue in the first quarter of 2005 was $11,000, as compared to licensing revenue of $4,000 in same quarter of 2004, an increase of $7,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

There were $117,000 in product sales of Aphthasol(R) in the first quarter of 2005, as compared to no sales in the first quarter of 2004 due to a supply interruption in such period. Aphthasol(R) product sales recommenced in September 2004.

Royalty income in the first quarter of 2005 was $27,000, as compared to $16,000 in the first quarter of 2004. Increased sales of Zindaclin(R) resulted in $11,000 higher royalty income.

Total research spending for the first quarter of 2005 was $1,319,000, as compared to $1,144,000 for the same period in 2004, an increase of $175,000.
The increase in expenses was primarily the result of:

* higher costs ($82,000) for pre-production of OraDisc(TM) A;
* higher costs for product and clinical trials for AP5346 ($71,000); and
* higher salary and related costs due to additional employees ($74,000).

The increase in expenses was partially offset by lower costs for other projects ($52,000).

Our cost of product sales was $102,000 in the first quarter of 2005, as compared to $26,000 in the first quarter of 2004, an increase of $76,000. The increase in cost of product sales was due to increased product sales and fees associated with sales in 2005 versus no sales and fees in 2004 .

Total general and administrative expenses were $689,000 for the first quarter of 2005, a decrease of $65,000 as compared to the same period in 2004.
The decrease in spending was due primarily to the following:

* lower patent expenses ($119,000), due to new patent expenses and PCT filings in 2004;

* lower salary and related costs ($16,000);
* lower investor relations expenses ($10,000);

The decrease in general and administrative expenses
is partially offset by:

* higher license fees ($39,000);
* higher professional fees ($15,000);
* higher general business consulting fees ($15,000); and
* by other net increases ($11,000).

Depreciation and amortization was $164,000 for the first quarter of 2005 as compared to $160,000 for the same period in 2004 reflecting an increase of $4,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the first quarter of 2005 were $2,274,000 as compared to total operating expenses of $2,084,000 for the same period in 2004, an increase of $190,000.

Loss from operations in the first quarter of 2005
was $2,119,000 as compared to a loss of $2,064,000 for the same period in 2004, an increase of $55,000.

Interest and miscellaneous income was $10,000 for the first quarter of 2005 as compared to $33,000 for the same period in 2004, a decrease of $23,000. The decrease in interest income was due to lower cash balances and lower interest rates in 2005 as compared with 2004.

Interest expense was $313,000 for the first quarter of 2005 as compared to $320,000 for the same period in 2004, a decrease of $7,000.

Net loss in the first quarter of 2005 was $2,422,000, or a $0.16 basic and diluted loss per common share, compared with a loss of $2,351,000, or a $0.17 basic and diluted loss per common share for the same period in 2004, an increased loss of $71,000 in 2005.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2005 and 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $3,000. This estimated effect assumes no changes in our short-term investments at March 31, 2005. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-
(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report, concluded that the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

(c) As previously reported in our Annual Report on
Form 10-K for the fiscal year ended December 31,
2004 (the "Form 10-K"), our management concluded
that our internal control over financial reporting
was effective as of December 31, 2004.  However, as
disclosed in the Form 10-K, our independent auditors
concluded that we have two material weaknesses in
the areas of segregation of duties and as a result
of an aggregation of three separate significant
deficiencies where the effectiveness of the controls
are dependent on segregation of duties, as set forth
in their attestation report in the Form 10-K. Their
conclusion also points out that "these material
weaknesses did not result in any adjustments to the
annual or interim consolidated financial statements
.... and that "this report does not affect (their)
report dated March 31, 2005" reflecting their opinion on the financial statements.

(d) Based on the criteria set forth in their attestation report in the Form 10-K, our independent auditors determined that proper segregation of duties do not exist within our accounting and finance area. While management believes that sufficient controls are in place, and that there is adequate segregation of duties within the business, it recognizes that this is a perceived material weakness and is taking the steps it believes are necessary to mitigate this risk. Management and the Audit Committee has considered the need for ongoing monitoring of internal controls under the Sarbanes-
Oxley Act of 2002, as well as strengthening the internal controls of the business by the engagement of an outside accounting/finance consulting firm to perform quarterly procedures designed to assist in the maintaining and monitoring of an effective control environment and to mitigate the risk related to a lack of segregation of duties between senior accounting/finance personnel. The consulting firm is expected to report and take instructions directly from the Audit Committee although management will be involved in assisting in determining the scope of the quarterly and annual procedures. Terms and conditions of this engagement are still under consideration.

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 SALES OF UNREGISTERED EQUITY SECURITIES AND
USE OF PROCEEDS

On March 31, 2005, we executed a Standby Equity
Distribution Agreement (SEDA) with Cornell Capital
Partners and a Securities Purchase Agreement with
Cornell Capital Partners and Highgate House Funds
(see Part II - Item 5 - Other Information). Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. As of the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent
Agreement, the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares and common stock issued have not been registered. We relied on Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used principally for general corporate purposes and to fund the development of our portfolio of product candidates.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

As of March 30, 2005 the Company executed a Standby
Equity Distribution Agreement (SEDA) with Cornell
Capital Partners. Under the SEDA, subject to terms of the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to a maximum of $15,000,000.
The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P.
3.5% of the proceeds that we receive under the SEDA.
The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make any draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock.
Based on the number of shares of our common stock currently outstanding, at volume weighted average price of $2.50, we could sell to Cornell Capital approximately $3,900,000 of our common stock subject to the 9.9% limitation. Thus, in order for the Company to receive all the funding available under the SEDA and have the financial resources it needs for operations and debt service, Cornell Capital must sell through to the market a significant portion of the shares it purchases under the arrangement. The Company believes that because the shares sold to Cornell Capital will be covered by an effective registration statement and Cornell Capital has a history of not holding significant positions in companies in which it invests, the shares purchased by Cornell Capital will be sold to the marketplace to maintain ownership below 9.9%.
Provided that continuing sales to the marketplace are possible, the Company believes Cornell Capital will not accumulate 9.9% of the outstanding common stock of the Company; and, accordingly, the Company will be able to fully utilize the $15,000,000 made available through the SEDA. Upon closing of the transaction, Cornell
Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. As of the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities
Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 3,500 shares of common stock.

In addition, as of March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds.
Under the Securities Purchase Agreement,  Cornell
Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Notes from the Company (net proceeds to the Company of $2,300,000). The Secured
Convertible Notes accrue interest at a rate of 7% per year and mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured
Convertible Note has not been converted to common stock. The Secured Convertible Note is convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Notes are secured by all of the assets of the Company. The
Company has the right to redeem the Secured
Convertible Notes upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company issued to the holders an aggregate of 50,000 shares of common stock of the Company.

Each of the SEDA, Security Purchase Agreement and related agreements were held in escrow pending our filing of the Form 10-K and the issuance of shares of common stock required to be issued under the Agreement. On April 1, 2005 we received the funds.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.27 Standby Equity Distribution Agreement dated
March 30, 2005 between Cornell Capital Partners, LP and us

10.28 Securities Purchase Agreement dated March 30,
2005 between Buyers and us

10.29 Secured Convertible Notes dated March 30, 2005

10.30 Investor Rights Agreement dated March 30, 2005

10.31 Security Agreement dated March 30, 2005

10.32 Pledge and Escrow Agreement dated March 30, 2005

10.33 Escrow Agreement dated March 30, 2005

10.34 Registration Rights Agreement dated March 30, 2005

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


                                       ACCESS PHARMACEUTICALS, INC.

Date: May 10, 2005                      By: /s/ Kerry P. Gray
      ------------                         ----------------------
                                        Kerry P. Gray
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: May 10, 2005                      By: /s/ Stephen B. Thompson
      ------------                         -------------------------
                                        Stephen B. Thompson
                                        Vice President and Chief Financial
                                          Officer
                                        (Principal Financial and Accounting
                                          Officer)

              Access Pharmaceuticals, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets

                                          March 31, 2005 December 31, 2004
         ASSETS                           --------------  --------------
                                            (unaudited)
Current assets
 Cash and cash equivalents                 $  2,888,000    $  1,775,000
 Short term investments, at cost                472,000         486,000
 Accounts and other receivables                 764,000         791,000
 Inventory                                      113,000         125,000
 Prepaid expenses and other current assets      957,000       1,093,000
                                           -------------   -------------
Total current assets                          5,194,000       4,270,000
                                           -------------   -------------

Property and equipment, net                     982,000       1,040,000

Debt issuance costs, net                        917,000         130,000

Patents, net                                  2,231,000       2,315,000

Licenses, net                                   113,000         125,000

Goodwill, net                                 1,868,000       1,868,000

Restricted cash and other assets                456,000       1,342,000
                                           -------------   -------------
Total assets                               $ 11,761,000    $ 11,090,000
                                           =============   =============

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses     $  1,800,000    $  2,131,000
 Accrued interest payable                       572,000         311,000
 Deferred revenues                            1,428,000       1,199,000
 Current portion of notes payable and
   other future obligations                  10,868,000       8,417,000
                                           -------------   -------------
Total current liabilities                    14,668,000      12,058,000

Note payable, net of current portion            152,000         193,000
Convertible note                              5,500,000       5,500,000
                                           -------------   -------------
Total liabilities                            20,320,000      17,751,000
                                           -------------   -------------

Commitments and contingencies

Stockholders' deficit
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares; none
  issued or outstanding                               -               -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 15,724,734 at March 31, 2005
  and 15,524,734 at December 31, 2004           157,000         155,000
 Additional paid-in capital                  59,508,000      59,010,000
 Notes receivable from stockholders          (1,045,000)     (1,045,000)
 Unamortized value of restricted stock
  grants                                       (277,000)       (309,000)
 Treasury stock, at cost - 819 shares            (4,000)         (4,000)
 Accumulated other comprehensive loss           (11,000)         (3,000)
 Accumulated deficit                        (66,887,000)    (64,465,000)
                                            ------------   -------------
Total stockholders' deficit                  (8,559,000)     (6,661,000)
                                            ------------   -------------
Total liabilities and stockholders' deficit $11,761,000     $11,090,000
                                            ============   =============

    The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

    Condensed Consolidated Statements of Operations and Comprehensive Loss
                              (unaudited)

                                               Three Months ended March 31,
                                              ------------------------------
                                                   2005            2004
                                              --------------  --------------
Revenues
 Licensing revenues                            $     11,000    $      4,000
 Product sales                                      117,000               -
 Royalty income                                      27,000          16,000
                                               -------------  --------------
Total revenues                                      155,000          20,000

Expenses
 Research and development                         1,319,000       1,144,000
 Costs of product sales                             102,000          26,000
 General and administrative                         689,000         754,000
 Depreciation and amortization                      164,000         160,000
                                               -------------  --------------
Total expenses                                    2,274,000       2,084,000
                                               -------------  --------------
Loss from operations                             (2,119,000)     (2,064,000)

Other income (expense)
 Interest and miscellaneous income                   10,000          33,000
 Interest and other expense                        (313,000)       (320,000)
                                               -------------  -------------
                                                   (303,000)       (287,000)

Net loss                                       $ (2,422,000)  $  (2,351,000)
                                               =============  ==============

Basic and diluted loss per common share              $(0.16)         $(0.17)
                                               =============  ==============
Weighted average basic and diluted
common shares outstanding                        15,524,734      14,200,273
                                               =============  ==============


Net loss                                       $ (2,422,000)   $ (2,351,000)
Other comprehensive income (loss)
Foreign currency translation adjustment              (8,000)         10,000
                                               -------------   -------------
Comprehensive loss                             $ (2,430,000)   $ (2,341,000)
                                               =============   =============

     The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries

          Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                               Three Months ended March 31,
                                              ------------------------------
                                                   2005           2004
                                              --------------  --------------
Cash flows from operating activities:
Net loss                                       $ (2,422,000)   $ (2,351,000)

Adjustments to reconcile net loss to cash used
   in operating activities:
 Warrants issued in payment of consulting
   expenses                                               -          42,000
 Amortization of restricted stock grants             32,000          29,000
 Depreciation and amortization                      164,000         160,000
 Amortization of debt costs                          46,000          46,000
Change in operating assets and liabilities:
 Accounts receivable                                 27,000         (40,000)
 Inventory                                           12,000               -
 Prepaid expenses and other current assets          136,000        (113,000)
 Restricted cash and other assets                   553,000          30,000
 Accounts payable and accrued expenses             (331,000)       (125,000)
 Accrued interest payable                           261,000         261,000
 Deferred revenues                                  229,000          (4,000)
                                                ------------   -------------
Net cash used in operating activities            (1,293,000)     (2,065,000)
                                                ------------   -------------

Cash flows from investing activities:
 Capital expenditures                               (10,000)        (60,000)
 Redemptions of short term investments and
  certificates of deposit                            14,000         921,000
                                                ------------   -------------
Net cash provided by investing activities             4,000         861,000
                                                ------------   -------------

Cash flows from financing activities:
 Payments of notes payable                         (223,000)       (225,000)
 Proceeds from secured notes payable              2,633,000               -
 Proceeds from stock issuances, net of
  costs of $647,000                                       -       9,035,000
                                                ------------   -------------
Net cash provided by financing activities         2,410,000       8,810,000
                                                ------------   -------------

Net increase in cash and cash equivalents         1,121,000       7,606,000
Effect of exchange rate changes on cash              (8,000)         23,000
Cash and cash equivalents at beginning of period  1,775,000         727,000
                                                ------------   -------------
Cash and cash equivalents at end of period      $ 2,888,000     $ 8,356,000
                                                ============   =============

Cash paid for interest                               $7,000          $6,000

Supplemental disclosure of non-cash transactions
 200,000 shares of common stock issued pursuant
   to the SEDA and Secured Convertible Notes       $500,000               -


    The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements
                 Three Months Ended March 31, 2005 and 2004
                                (unaudited)

(1) Interim Financial Statements
The consolidated balance sheet as of March 31, 2005 and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 were prepared by management without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2004 contains financial information taken from the audited financial statements as of that date.

(2) Cash and Cash Equivalents

Cash and cash equivalents includes $2,360,000, kept in an overnight escrow account, pursuant to the Securities Purchase Agreement with Cornell Capital
Partners and Highgate House funds, executed on March
30, 2005.

(3) Intangible Assets

Intangible assets consist of the following (in thousands):

                       March 31, 2005         December 31, 2004
                ------------------------- -------------------------
                     Gross                    Gross
                   carrying   Accumulated    carrying   Accumulated
                    value    amortization     value    amortization
                ------------ ------------ ------------ ------------
Amortizable intangible assets
Patents          $    3,179   $     948    $   3,179    $     864
Licenses                500         387          500          375
                ------------ ------------ ------------ ------------
Total            $    3,679   $  1,335     $   3,679    $   1,239
                ============ ============ ============ ============

Amortization expense related to intangible assets totaled $96,000 and $105,000 for each of the three months ended March 31, 2005 and 2004, respectively.
The aggregate estimated amortization expense for intangible assets remaining as of March 31 is as follows (in thousands):

2005              $   291
2006                  388
2007                  363
2008                  338
2009                  338
Thereafter            626
                 ---------
Total             $ 2,344
                 =========

(4) Stock-Based Compensation
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in the 2004 Form 10-K, Note 1, to our stock-based employee plans.


                                   Three months ended March 31,
                                    --------------------------
                                        2005         2004
                                    ------------ ------------
Net loss
As reported                         $(2,422,000) $(2,351,000)
Deduct: Stock-based employee
  compensation expense determined
  under fair value based method        (155,000)    (212,000)
                                    ------------ ------------
Pro forma                           $(2,577,000) $(2,563,000)
                                    ============ ============

Basic and diluted loss per share:
  As reported                            $(0.16)      $(0.17)
  Pro forma                               (0.17)       (0.18)


The effect of our outstanding options and warrants are anti-dilutive when we have a net loss. The fully diluted shares are:

                        Three months ended March 31,
                         -------------------------
                             2005         2004
                         ------------ ------------
Fully diluted shares      21,444,800   20,313,562