Form 10-Q
period 2005-06-30
ACCESS PHARMACEUTICALS INC
filed 2005-08-09
CIK 318306

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

The number of shares outstanding of the issuer's common stock, as of August 9, 2005, was 15,722,552 shares, $0.01 par value per share.

                      Total No. of Pages   31

                     ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----

                                                              Page No.
                                                              --------
RISK FACTORS                                                      2

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at
June 30, 2005 and December 31, 2004                              27

Condensed Consolidated Statements of Operations and
Comprehensive Loss for the three and six months ended
June 30, 2005 and June 30, 2004                                  28

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2005 and June 30, 2004                 29

Notes to Unaudited Condensed Consolidated Financial Statements   30

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              16

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                      23

Item 4. Controls and Procedures                                  23

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                         24

Item 2 Changes in Securities                                     24

Item 3 Defaults Upon Senior Securities                           24

Item 4 Submission of Matters to a Vote of Security Holders       24

Item 5 Other Information                                         25

Item 6. Exhibits and Reports on Form 8-K                         25

SIGNATURES                                                       26

                       PART I -- FINANCIAL INFORMATION

Risk Factors

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to repay or restructure our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.
Forward-looking statements contained in this Form 10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through August 31, 2005, and our expected capital expenditures.

A failure to obtain necessary additional capital in the future could jeopardize our operations.
---------------------------------------------------------------

We currently have liquid assets to allow us to continue operations through August 31, 2005, assuming the receipt of accounts receivable currently due and assuming no receipt of funds from any financing transactions, including selling equity securities in connection with our Standby Equity Distribution Agreement (the
"SEDA") with Cornell Capital. We anticipate that we will be able to raise additional funds by selling equity securities in connection with our SEDA with Cornell Capital, subject to the terms of the SEDA and our ability to adhere to the terms of the SEDA. By selling equity, the relative equity ownership of our exisiting investors would be diluted and the new investors could obtain terms more favorable than previous investors. Further, we have issued an aggregate of $13,530,000 of convertible subordinated notes, which are due in two parts -- $8,030,000 is due on September 13, 2005 and $5,500,000 is due on
September 13, 2008. The notes may convert to common stock at a conversion price of $5.50 and we can redeem the notes for the principal amount of the notes plus interest if our common stock trades above a price of $8.25 for any period of ten consecutive trading days prior to our notice of redemption. In addition, we have issued $2,633,000 of Secured Convertible Notes due March 31, 2006 with initial partial repayment commencing in November 2005. Such Secured
Convertible Notes convert at $4.00 per share. We do not have sufficient funds to repay our convertible notes at their maturity. We may not be able to restructure the convertible notes or obtain additional financing to repay them on terms acceptable to us, if at all. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, would cause us to be in default of our convertible notes, prevent us from making expenditures that are needed to allow us to maintain our operations and would allow our convertible noteholders to exercise their remedies under the note instruments.

We are in negotiations to sell certain assets to provide additional liquidity. We are also in negotiations with holders of our convertible notes due September 2005 to restructure such notes. There can be no assurance that we will be successful in our efforts to sell assets or that we will be able to successfully restructrure such notes.

At this time we would not be able to draw funds from timely from the SEDA, due to the terms of the SEDA, in an amount sufficient to repay our outstanding debt obligations when they come due.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.
------------------------------------------------------------

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $8.03 million of our Convertible Subordinated Notes due in September 2005 (plus interest due on such date of $1,042,000), $5.5 million of our Convertible Subordinated Notes due in September 2008 and $2,633,000 of our Secured Convertible Notes due in March 2006 with initial partial repayment commencing in November 2005.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy or our secured note holders could foreclose on the escrow and pledge of our shares and sell the shares on the open market, which is likely to cause a significant drop in the price of our stock.

We may be unable to repay or repurchase or restructure the Secured Convertible Notes due in March 2006 and convertible subordinated notes due in September 2005 and September 2008 and be forced into bankruptcy. A default on our convertible notes due September 13, 2005 would cause a cross-default on our convertible notes due March 2006 and September 2008. In the event of a default, the holders of our secured convertible notes have the right to foreclose on all of our assets, which could force us to curtail or cease our business operations.

The holders of our Convertible Notes may require us to repurchase or prepay all of the outstanding Convertible Notes under certain circumstances. We may not have sufficient cash reserves to repurchase the Convertible Notes at such time, which would cause an event of default under the Convertible Notes and may force us to declare bankruptcy.

Our obligations under the secured convertible notes are secured by all of our assets
----------------------------------------------------------------

Our obligations under the $2,633,000 Secured Convertible Notes are secured by all of our assets. As a result, if a cross-default is caused by our default on the convertible notes due September 13, 2005 or if we default under the terms of the Secured Convertible Notes or related agreements, including our failure to issue shares of common stock upon conversion by the holder, our failure to maintain the effectiveness of a registration statement, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related Secured Convertible Notes or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company could require the early repayment of the Secured Convertible Notes, if the default is not cured with the specified grace period. In addition we could be required to issue and the holders would have the ability to sell up to 2,891,723 shares of our Common Stock and/or the holders could foreclose their security interest and liquidate some or all of the assets of the

Company and we could cease to operate. Any such issuance of shares could cause a significant drop in the price of our stock and significant dilution to our stockholders.

We have limited liquid assets.
------------------------------

We currently have liquid assets sufficient to fund our operations only through August 31, 2005, assuming the receipt of account receivable currently due. If we are unable to secure financing prior to the exhaustion of our liquid assets we may be required to cease or curtail our operations.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $70.7 million through June 30, 2005. Losses for the years ended 2004, 2003 and 2002 were $10,238,000,
$6,935,000 and $9,384,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials.

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

Our financial condition and the restrictive covenants contained in our outstanding convertible notes may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.
-------------------------------------------------------------------------

We incurred significant losses from operations of $6.2 million for the six month period ended June 30, 2005, $4.9 million for the six month period ended June 30, 2004, $9.1 million for the year ended December 31, 2004 and $8.2 million for the year ended December 31, 2003.

Moreover, the terms of our outstanding Convertible Notes may limit our ability to, among other things:

- incur additional debt;
- retire, exchange or amend the terms of outstanding debt;
- pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;
- enter into certain transactions with affiliates;
- create additional liens on our assets;
- issue certain types of preferred stock or issue common stock at below market prices; or
- merge, consolidate or sell assets to other entities
- create additional liens on our assets.

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

AMEX listing requirements.
--------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including corporate governance requirements, maintaining stockholders' equity at required levels, obtaining shareholder approvals for certain transactions, share price requirements and other rules and regulations of AMEX. AMEX listing requirements allow us to issue a maximum aggregate of 3,089,422 shares of our Common Stock in connection with our Secured Convertible Notes and the SEDA without receipt of shareholder approval. Any issuances above such amount would require shareholder approval or would be a violation of AMEX regulations. We are not in compliance with the AMEX stockholders' equity standard as of June 30, 2005. However, we have until December 31, 2005 to become compliant with such equity standard. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, and within the required time frames for such remediation, or otherwise regain compliance, or if we default on our debt obligations we cannot assure investors that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.
-----------------------------------------------------------------------

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

At this time we would not be able to draw funds from the SEDA in an amount sufficient to repay our outstanding debt obligations when they come due.

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

The success of our research and development activities, upon which we primarily focus, is uncertain.
---------------------------------------------------------------------

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate period of time.

We may be unable to obtain necessary additional capital to fund operations in the future.
--------------------------------------------------------------------------

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses (other than debt obligations including the $8,030,000 of principal and $1,042,000 interest on convertible notes which are required to be repaid in September 2005 and $2,633,000 of Secured
Convertible Notes due in March 2006) through August 31, 2005 assuming the receipt of accounts receivable currently due. Even if our convertible notes convert to common stock prior to their maturity or are restructured, we will need to raise substantial additional capital to support our ongoing operations and debt obligations.

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of our existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.
-------------------------------------------------------------------------

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms.
Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories for sales, manufacturing or regulatory approval efforts:

* amlexanox 5% paste and OraDisc(R) A
  - Discuss Dental, Inc. - United States marketing rights
  - ProStrakan Ltd. - United Kingdom and Ireland manufacturing, marketing rights and regulatory approval
  - Zambon Group - France, Germany, Holland, Belgium, Luxembourg,
    Switzerland, Brazil, Colombia and Italy manufacturing and marketing rights
  - Laboratories Dr. Esteve SA - Spain, Portugal and Greece manufacturing and marketing rights
  - Meda, AB for Scandinavia, the Baltic states and Iceland marketing rights
  - Paladin Labs, Inc. for Canada manufacturing and marketing rights
  - EpiTan, Ltd. for Australia and New Zealand for marketing rights
  - Orient Europharma, Co., Ltd. for Taiwan, Hong-Kong, Malaysia,
    Philippines, Thailand and Singapore for marketing rights

* Zindaclin(R) and Residerm(R)
  - ProStrakan Ltd. - worldwide manufacturing, marketing and regulatory approval rights
  - Fujisawa GmbH - sublicensed continental Europe marketing rights
  - EpiTan, Ltd. - sublicensed Australia and New Zealand marketing rights
  - Hyundai - sublicensed Korea marketing rights
  - Taro - sublicensed Israel marketing rights
  - Biosintetica - sublicensed Brazil marketing rights
  - Pliva dd Hrvatska d.o.o. - sublicensed Czech, Estonia, Hungary, Latvia, Poland, Slovak and Slovenia marketing rights
  - Five companies for five other smaller countries - sublicensed marketing rights

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
----------------------------------------------------------------------------

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). We selected Contract Pharmaceuticals Ltd. Canada as our new manufacturer of amlexanox 5% paste and they manufacture product for the US market and initial qualifying batches of the product for Europe. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 and in the quarters ended March 31, 2005 and June 30, 2005.

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

We received regulatory approval from the FDA to manufacture and sell OraDisc(TM) A in September 2004 and are proceeding with our manufacturing and marketing plans for 2006.

AP5346 is manufactured by third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
--------------------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates are subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

- 5% amlexanox paste is an approved product for sale in the US (Aphthasol(R)); approved in the UK and Canada but not yet sold; approved in ten EU countries but not yet sold;
- Zindaclin(R) is an approved product for sale in the UK and extensively throughout European Union countries; and is in the approval process in other markets.
- OraDisc(TM) A is an approved product for sale in the US as of September 2004; we are completing steps for manufacturing and sale of the product in 2006.
- Our other OraDisc(TM) products are currently in the pre-clinical phase.
- AP5346 has completed a Phase I clinical trial in Europe and has been approved for the commencement of a Phase I trial in the US by the FDA.
- Mucoadhesive liquid technology patient recruitment in the clinical trial is on hold pending commercial developments.
- Vitamin mediated delivery technology is currently in the pre-clinical phase.
- We also have other products in the preclinical phase.

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
-----------------------------------------------------------------------------

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

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.
---------------------------------------------------------------------------

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

Intense competition may limit our ability to successfully develop and market commercial products.
----------------------------------------------------------------------------

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

- Carboplatin, marketed by Bristol-Myers-Squibb, the originator of the drug and several generic manufacturers; and
- Oxaliplatin, marketed exclusively by Sanofi-Synthelabo.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

- Antigenics and Regulon are developing liposomal formulations; and
- American Pharmaceutical Partners, Cell Therapeutics, Daiichi, Enzon and DebioPharm are developing alternate drugs in combination with polymers and other drug delivery systems.

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

In 1996, the 5% amlexanox paste product was approved for sale in the United States. To date, the product sales have not been significant. On July 22, 2002, we acquired the rights to it from Block Drug Company. The product has been approved in the UK and Canada but has not been launched in any markets other than the United States. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 as well as the quarters ended March 31, 2005 and June 30, 2005.

We received regulatory approval from the FDA to manufacture and sell OraDisc(TM) A in September 2004 and are proceeding with our manufacturing and marketing plans for 2006.

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

- 5% amlexanox paste in 2011
- Zindaclin(R) and Residerm(R) between 2007 and 2011
- OraDisc(TM) in 2020
- AP5280 in 2021
- AP5346 in 2021
- Mucoadhesive technology, patents are pending
- Vitamin mediated technology between 2006 and 2019

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
------------------------------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
--------------------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc. beneficially owned approximately 11.9% and 10.9%, respectively, of our common stock as of June 30, 2005. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
--------------------------------------------------------------------------

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future, including in connection with the SEDA. Substantially, all of the 15,722,552 shares of our common stock that are outstanding as of August 8, 2005, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
------------------------------------------------------------------------

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

For the year ended December 31, 2004, our management determined that our internal control systems over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our auditors identified two material weaknesses in our internal controls and procedures during the course of their evaluation for the year ended December 31, 2004. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have an effective internal control system environment over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 1 FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form
10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through August 31, 2005, and our expected capital expenditures.

At this time, as a result of current uncertainty with respect to our liquidity position and our inability to currently reapy our debt obligations pursuant to our outstanding convertible notes, we are unable to make any projections of our expected revenues in the short and long term.

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

Our amlexanox 5% paste is marketed in the US as Aphthasol(R). We selected Contract Pharmaceuticals Ltd. Canada as our manufacturer of amlexanox
5% paste and it completed full scale production in September 2004. We re-launched Aphthasol(R) in the US market in September 2004 and recorded sales in the third and fourth quarters of 2004 as well as the quarters ended March 31, 2005 and June 30, 2005.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure investors that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2005, our accumulated deficit was $70,673,000.

On March 30, 2005, the Company finalized an agreement with Cornell
Capital Partners and Highgate House Funds providing funding in the form of Secured Convertible Note for net proceeds of approximately $2,360,000, and an Equity Distribution Agreement under which, subject to terms of the Agreement, including without limitation limitations relating to timing and amounts of draws and certain AMEX stockholder approval limitations, the Company can draw up to $15,000,000 in working capital over a 2-year period
(see further discussion under Risk Factors and Liquidity and Capital Resources).

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

On April 18, 2005 we announced that we executed an exclusive License Agreement granting Discuss Dental, Inc. the US marketing rights for amlexanox. The rights granted are for amlexanox 5% paste, currently marketed in the United States for the treatment of canker sores and OraDisc(R) A, which was approved by the FDA in September 2004 for the same indication. In addition, we granted Discuss Dental the rights to any future product improvements for amlexanox in oral disease. Under the terms of the agreement, Discuss Dental paid an upfront royalty payment of $500,000 and will pay us a licensing fee make future milestone payments.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of June 30, 2005 our cash and cash equivalents and short-term investments were $1,288,000 and our working capital was $(12,914,000). Our working capital at June 30, 2005 represented a decrease of $5,126,000 as compared to our working capital as of December 31, 2004 of $(7,788,000). The decrease in working capital was due mainly to the loss from operations for the six months ended June 30, 2005.

As of June 30, 2005, the Company had a working capital deficit of approximately $12,914,000. As of that date, the Company did not have enough capital to achieve its near, medium or long-term goals. The
Company currently has liquid assets to fund operations through August 31, 2005, assuming the receipt of accounts receivable currently due.

As of March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, subject to terms of the SEDA, including without limitation limitations relating to timing and amounts of draws and certain AMEX shareholder approval requirements, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to a maximum of $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P.
3.5% of the proceeds that we receive under the SEDA. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make any draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Based on the number of shares of our common stock currently outstanding, at volume weighted average price of $1.55, we could sell to Cornell Capital approximately $2,700,000 of our common stock subject to the 9.9% limitation. Thus, in order for the Company to receive all the funding available under the SEDA and have the financial resources it needs for operations and debt service, Cornell Capital must sell through to the market a significant portion of the shares it purchases under the arrangement. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. As of the same date, the Company entered into a Placement
Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 3,500 shares of common stock. If the Company is unable to adhere to the terms of the SEDA, it will not be able to make any draws upon the SEDA.

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

We have also issued an aggregate of $13,530,000 of convertible notes, which are due in two parts -$8,030,000 is due on September 13, 2005 and $5,500,000 is due on September 13, 2008. The notes which bear interest at a rate of 7.7% per annum with $1,042,000 of interest due annually on each September 13, may convert to common stock at a conversion price of $5.50 per share. Should the holders of the notes not elect to convert them to common stock, or if we are not able to force the conversion of the notes by their terms, we must repay the amounts on the due dates. A failure to restructure our existing convertible notes or obtain necessary additional capital in the future could jeopardize our operations. We do not have sufficient funds to repay our convertible notes at their maturity. We may not be able to restructure the convertible notes or obtain additional financing to repay them on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, could cause us to be in default of our convertible notes, prevent us from making expenditures that are needed to allow us to maintain our operations and allow our secured note holders to foreclose on our assets or force us into bankruptcy.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2005 of $70,673,000. We expect that our existing capital resources together with anticipated licensing revenues and royalties will be adequate to fund our current level of operations through August 31, 2005 assuming the receipt of accounts receivable currently due excluding any obligation to repay the convertible notes, the debt service on the convertible notes and the secured convertible notes. We cannot assure investors that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our Convertible Notes due in September 2005 or our Secured Convertible Notes in March 2006.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

- the ability to convert, repay or restructure our outstanding convertible notes and secured convertible notes;
- our ability to raise financing in order to continue our operations;
- the successful commercialization of amlexanox and Zindaclin (R);
- the ability to establish and maintain
  collaborative arrangements with corporate partners for the research, development and commercialization of products;
- continued scientific progress in our research and development programs;
- the magnitude, scope and results of preclinical testing and clinical trials;
- the costs involved in filing, prosecuting and enforcing patent claims;
- the costs involved in conducting clinical trials;
- competing technological developments;
- the cost of manufacturing and scale-up;
- the ability to establish and maintain effective commercialization arrangements and activities; and
- successful regulatory filings.

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

Our licensing revenue in the second quarter of 2005 was $24,000, as compared to licensing revenue of $44,000 in same quarter of 2004, a decrease of $20,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 was from several agreements, including agreements related to various amlexanox projects and Residerm(R).

There were $201,000 in product sales of Aphthasol(R) in the second quarter of 2005, as compared to no sales in the second quarter of 2004 due to a supply interruption in such period. Aphthasol(R) product sales recommenced in September 2004.

Royalty income in the second quarter of 2005 was $24,000, as compared to $24,000 in the second quarter of 2004.

Total research spending for the second quarter of 2005 was $1,440,000, as compared to $1,281,000 for the same period in 2004, an increase of $159,000.
The increase in expenses was primarily the result of:

- higher costs ($132,000) for pre-production of OraDisc(TM) A; and
- higher costs for product and clinical trials for AP5346 ($86,000).

The increase in expenses was partially offset by
- lower salary and related costs due to a reduction in staff ($52,000).
- lower costs for other projects ($7,000).

Our cost of product sales was $178,000 in the second quarter of 2005, as compared to $31,000 in the second quarter of 2004, an increase of $147,000.
The increase in cost of product sales was due to increased product sales and fees associated with sales in 2005 versus no sales in 2004 .

Total general and administrative expenses were $1,816,000 for the second quarter of 2005, an increase of $1,044,000 as compared to the same period in 2004. The increase in spending was due primarily to the following:

- expenses due to the separation agreement with our former CEO ($839,000);
- royalty license expenses ($150,000);
- higher patent expenses ($22,000); and
- other net increases ($33,000).

Depreciation and amortization was $166,000 for the second quarter of 2005 as compared to $160,000 for the same period in 2004 reflecting an increase of $6,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the second quarter of 2005 were $3,600,000 as compared to total operating expenses of $2,244,000 for the same period in 2004, an increase of $1,356,000.

Loss from operations in the second quarter of 2005
was $3,351,000 as compared to a loss of $2,176,000 for the same period in 2004, an increase of $1,175,000.

Interest and miscellaneous income was $12,000 for the second quarter of 2005 as compared to $35,000 for the same period in 2004, a decrease of $23,000.
The decrease in interest income was due to lower cash balances and lower interest rates in 2005 as compared with 2004.

Interest expense was $447,000 for the second quarter of 2005 as compared to $412,000 for the same period in 2004, an increase of $35,000. The increase in expense is due to the addition of the Secured
Convertible Notes.

Net loss in the second quarter of 2005 was $3,786,000, or a $0.24 basic and diluted loss per common share, compared with a loss of $2,553,000, or a $0.17 basic and diluted loss per common share for the same period in 2004, an increased loss of $1,233,000 in 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX
MONTHS ENDED JUNE 30, 2004

Our licensing revenue in the first six months of 2005 was $35,000, as compared to licensing revenue of $48,000 in the same period of 2004, a decrease of $13,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 was from several agreements, including agreements related to various amlexanox projects and ResiDerm(R).

There were $318,000 in product sales of Aphthasol(R) in the first six months of 2005, as compared to no sales in the same period of 2004, due to a supply interruption in such period. Aphthasol(R) product sales recommenced in September 2004.

Royalty income for the first six months of 2005 was $51,000, as compared to $40,000 in the same period of 2004, an increase of $11,000.

Total research spending for the first six months of 2005 was $2,759,000, as compared to $2,425,000 for the same period in 2004, an increase of $334,000.
The increase in expenses was the result of:

- higher costs for product and clinical trials for AP5346 ($192,000);
- higher costs ($113,000) for pre-production of OraDisc(TM) A; and
- higher costs for other projects ($29,000).

Our cost of product sales was $280,000 for the first six months of 2005, as compared to $57,000 in the same period of 2004, an increase of $223,000. The increase in cost of product sales was due to increased product sales and fees associated with sales in 2005 versus no sales in 2004 .

Total general and administrative expenses were $2,505,000 for the first six months of 2005, an increase of $979,000 as compared to the same period in 2004. The increase in general and administrative expenses was due primarily to the following:

- expenses due to the separation agreement with our former CEO ($839,000); and
- royalty license expenses ($150,000).

The increase in general and administrative expenses is partially offset by other net decreases ($10,000).

Depreciation and amortization was $330,000 for the first six months of 2005 as compared to $320,000 for the same period in 2004 reflecting an increase of $10,000. The increase in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Total operating expenses in the first six months of 2005 were $5,874,000 as compared to total operating expenses of $4,328,000 for the same period in 2004, an increase of $1,546,000.

Loss from operations in the first six months of 2005
was $5,470,000 as compared to a loss of $4,240,000 for the same period in 2004, an increase of $1,230,000.

Interest and miscellaneous income was $22,000 for the first six months of 2005 as compared to

$68,000 for the same period in 2004, a decrease of $46,000.
The decrease in interest income was due to lower cash balances and lower interest rates in 2005 as compared with 2004.

Interest and other expense was $760,000 for the first six months of 2005 as compared to $732,000 for the same period in 2004, an increase of $28,000. The increase in expense is due to the addition of the Secured Convertible Notes.

Net loss in the first six months of 2005 was $6,208,000, or a $0.40 basic and diluted loss per common share, compared with a loss of $4,904,000, or a $0.33 basic and diluted loss per common share for the same period in 2004, an increase of $1,304,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2005 and 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $3,000. This estimated effect assumes no changes in our short-term investments at June 30, 2005. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

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

(b) Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

(c) As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Form 10-K"), our management concluded that our internal control over financial reporting was effective as of December 31, 2004. However, as disclosed in the Form 10-K, our independent auditors concluded that we have two material weaknesses in the areas of segregation of duties and as a result of an aggregation of three separate significant deficiencies where the effectiveness of the controls are dependent on segregation of duties, as set forth in their attestation report in the Form 10-K. Their conclusion also points out that "these material weaknesses did not result in any adjustments to the annual or interim consolidated financial statements" and that "this report does not affect (their) report dated March 31, 2005" reflecting their opinion on the financial statements.

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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May
12, 2005 in New York, NY. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

- Three directors were re-elected for three year terms with the following votes:

Max Link; 11,803,589- For; and 1,631,783- Withheld Authority
John J. Meakem, Jr.; 13,313,423- For; and 121,949- Withheld Authority

- The terms of office as a director of Access of each of J. Michael Flinn, Stuart M. Duty, Stephen B.Howell and Herbert H. McDade, Jr. continued after the meeting.

- A proposal to establish the Access Pharmaceuticals, Inc.
  2005 Equity Incentive Plan, pursuant to which an aggregate of 700,000 shares of our common stock may be granted pursuant to the terms of such plan was approved with 2,623,530- For;
  475,635- Against; and 24,538- Abstain.

- A proposal to amend our Restricted Stock Plan to increase the total number of shares of our common stock authorized for issuance under that plan from 200,000 to 400,000 shares was approved with 2,554,310-
  For; 548,645- Against; and 20,748- Abstain.

- A proposal to ratify the appointment of Grant
  Thornton LLP as independent certified public accountants for the Company for the fiscal year ending December 31, 2005 was approved with 13,367,411-
  For; 37,510- Against; and 30,451- Abstain.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

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

                                         ACCESS PHARMACEUTICALS, INC.

Date: August 9, 2005                     By:/s/ Rosemary Mazanet
      --------------                        ---------------------------
                                         Rosemary Mazanet
                                         Acting Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 9, 2005                     By:/s/ Stephen B. Thompson
      --------------                        ---------------------------
                                         Stephen B. Thompson
                                         Vice President and Chief Financial
                                           Officer
                                         (Principal Financial and Accounting
                                           Officer)

            Access Pharmaceuticals, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets

                                          June 30, 2005 December 31, 2004
      ASSETS                             --------------  --------------
                                           (unaudited)
Current assets
 Cash and cash equivalents                $    784,000    $  1,775,000
 Short term investments, at cost               504,000         486,000
 Accounts and other receivables                810,000         791,000
 Inventory                                      61,000         125,000
 Prepaid expenses and other current assets     827,000       1,093,000
                                         --------------  --------------
Total current assets                         2,986,000       4,270,000

Property and equipment, net                    930,000       1,040,000

Debt issuance costs, net                       790,000         130,000

Patents, net                                 2,146,000       2,315,000

Licenses, net                                  100,000         125,000

Goodwill, net                                1,868,000       1,868,000

Restricted cash and other assets               408,000       1,342,000
                                         --------------  --------------
Total assets                              $  9,228,000    $ 11,090,000
                                         ==============  ==============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses    $  2,255,000    $  2,131,000
 Accrued interest payable                      878,000         311,000
 Deferred revenues                           1,904,000       1,199,000
 Current portion of notes payable and
   other future obligations                 10,863,000       8,417,000
                                         --------------  --------------
Total current liabilities                   15,900,000      12,058,000

Note payable, net of current portion           113,000         193,000

Convertible note                             5,500,000       5,500,000
                                         --------------  --------------
Total liabilities                           21,513,000      17,751,000
                                         --------------  --------------

Commitments and contingencies

Stockholders' deficit
 Preferred stock - $.01 par value;
  authorized 2,000,000 shares; none
  issued or outstanding                              -              -
 Common stock - $.01 par value;
  authorized 50,000,000 shares;
  issued, 15,722,552 at June 30, 2005
  and 15,524,734 at December 31, 2004          157,000        155,000
 Additional paid-in capital                 59,508,000     59,010,000
 Notes receivable from stockholders         (1,045,000)    (1,045,000)
 Unamortized value of restricted stock
  grants                                      (209,000)      (309,000)
 Treasury stock, at cost - 819 shares           (4,000)        (4,000)
 Accumulated other comprehensive loss          (19,000)        (3,000)
 Accumulated deficit                       (70,673,000)   (64,465,000)
                                          -------------  -------------
Total stockholders' deficit                (12,285,000)    (6,661,000)
                                          -------------  -------------
Total liabilities and stockholders'
  deficit                                 $  9,228,000   $ 11,090,000
                                          =============  =============

    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries

    Condensed Consolidated Statements of Operations and Comprehensive Loss
                              (unaudited)

                                 Three months ended       Six months ended
                                       June 30,               June 30,
                             ------------------------- -------------------------
                                 2005         2004         2005         2004
                             ------------ ------------ ------------ ------------
Revenues
 Licensing revenues           $   24,000   $   44,000   $   35,000   $   48,000
 Product sales                   201,000            -      318,000            -
 Royalty income                   24,000       24,000       51,000       40,000
                             ----------- ------------- ------------ ------------
Total revenues                   249,000       68,000      404,000       88,000

Expenses
 Research and development      1,440,000    1,281,000    2,759,000    2,425,000
 Cost of product sales           178,000       31,000      280,000       57,000
 General and administrative    1,816,000      772,000    2,505,000    1,526,000
 Depreciation and amortization   166,000      160,000      330,000      320,000
                             ------------ ------------ ------------ ------------
Total expenses                 3,600,000    2,244,000    5,874,000    4,328,000
                             ------------ ------------ ------------ ------------
Loss from operations          (3,351,000)  (2,176,000)  (5,470,000)  (4,240,000)

Other income (expense)
 Interest and miscellaneous
   income                         12,000       35,000       22,000       68,000
 Interest and other expense     (447,000)    (412,000)    (760,000)    (732,000)
                             ------------ ------------ ------------ ------------
                                (435,000)    (377,000)    (738,000)    (664,000)
                             ------------ ------------ ------------ ------------
Net loss                     $(3,786,000) $(2,553,000) $(6,208,000) $(4,904,000)
                             ============ ============ ============ ============

Basic and diluted loss
 per common share                 $(0.24)      $(0.17)      $(0.40)      $(0.33)
                             ============ ============ ============ ============

Weighted average basic and
 diluted common shares
 outstanding                  15,724,710   15,449,603   15,626,379   14,824,938
                             ============ ============ ============ ============


Net loss                     $(3,786,000) $(2,553,000) $(6,208,000) $(4,904,000)

Other comprehensive loss
 Foreign currency translation
  adjustment                      (8,000)     (25,000)     (16,000)     (15,000)
                             ------------ ------------ ------------ ------------
 Comprehensive loss          $(3,794,000) $(2,578,000) $(6,224,000) $(4,919,000)
                             ============ ============ ============ ============


    The accompanying notes are an integral part of these statements.

            Access Pharmaceuticals, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                               (unaudited)

                                                  Six Months ended June 30,
                                                ------------------------------
                                                     2005            2004
                                                --------------  --------------
Cash flows from operating activities:
Net loss                                         $(6,208,000)    $(4,904,000)
Adjustments to reconcile net loss to cash used
    in operating activities:
 Warrants issued in payment of consulting
    expenses                                               -          42,000
 Amortization of restricted stock grants             100,000          60,000
 Depreciation and amortization                       330,000         320,000
 Amortization of debt costs                          175,000          92,000
Change in operating assets and liabilities:
 Accounts receivable                                 (19,000)         21,000
 Inventory                                            64,000               -
 Prepaid expenses and other current assets           266,000          37,000
 Restricted cash and other assets                    581,000         158,000
 Accounts payable and accrued expenses               124,000        (586,000)
 Accrued interest payable                            567,000         521,000
 Deferred revenues                                   705,000          (7,000)
                                               --------------  --------------
Net cash used in operating activities             (3,315,000)     (4,246,000)
                                               --------------  --------------

Cash flows from investing activities:
 Capital expenditures                                (26,000)        (87,000)
 Redemptions of short term investments and
   certificates of deposit                                 -         891,000
                                               --------------  --------------
Net cash provided by (used in) investing activities  (26,000)        804,000
                                               --------------  --------------

Cash flows from financing activities:
 Payments of notes payable                          (267,000)       (249,000)
 Proceeds from secured notes payable               2,633,000               -
 Proceeds from stock issuances, net of
  costs of $647,000                                        -       9,130,000
                                               --------------  --------------
Net cash provided by financing activities          2,366,000       8,881,000
                                               --------------  --------------

Net increase (decrease) in cash and
  cash equivalents                                  (975,000)      5,439,000
Effect of exchange rate changes on cash              (16,000)        (18,000)
Cash and cash equivalents at beginning of period   1,775,000         727,000
                                               --------------  --------------
Cash and cash equivalents at end of period          $784,000      $6,148,000
                                               ==============  ==============

Cash paid for interest                               $10,000         $15,000

Supplemental disclosure of non-cash transactions
 200,000 shares of common stock issued pursuant to
 the SEDA and Secured Convertible Notes             $500,000              $-

Value of restricted stock grants                           -         136,000


      The accompanying notes are an integral part of these statements.

                Access Pharmaceuticals, Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                  Six Months Ended June 30, 2005 and 2004
                              (unaudited)


(1) Interim Financial Statements
The consolidated balance sheet as of June 30, 2005 and the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2004 contains financial information taken from the audited financial statements as of that date.

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

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                      June 30, 2005         December 31, 2004
                               ----------------------- -------------------------
                                 Gross                   Gross
                                carrying   Accumulated  carrying   Accumulated
                                  value    amortization   value    amortization
                               ----------- ----------- ------------ ------------
Amortizable intangible assets
Patents                          $3,179      $1,033      $3,179       $  864
Licenses                            500         400         500          375
                               ----------- ----------- ------------ -----------
Total                            $3,679      $1,433      $3,679       $1,239
                               =========== =========== ============ ===========


Amortization expense related to intangible assets totaled $96,000 and $105,000 for each of the three months ended June 30, 2005 and 2004, respectively and totaled $194,000 and $210,000 for the six months ended June 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30 is as follows (in thousands):

2005        $  193
2006           388
2007           363
2008           338
2009           338
Thereafter     626
           --------
Total       $2,246
           ========

(3) Stock-Based Compensation

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Form 10-K, Note 1, to our stock-based employee plans.


                          Three months ended June 30, Six months ended June 30,
                           ------------------------- -------------------------
                               2005         2004         2005         2004
                           ------------ ------------ ------------ ------------
Net loss as reported       $(3,786,000) $(2,553,000) $(6,208,000) $(4,904,000)

Deduct: Stock-based
employee compensation
expense determined
under fair value based
method                        (490,000)    (185,000)    (645,000)    (397,000)
                           ------------ ------------ ------------ ------------
Pro forma                  $(4,276,000) $(2,738,000) $(6,853,000) $(5,301,000)
                           ============ ============ ============ ============

Basic and diluted loss per share:
As reported                     $(0.24)      $(0.17)      $(0.40)      $(0.33)
Pro forma                        (0.27)       (0.18)       (0.44)       (0.36)


The effect of our outstanding options and warrants are anti-dilutive when we have a net loss. The fully diluted shares are:

                     Three months ended June 30,  Six months ended June 30,
                       -------------------------  --------------------------
                            2005        2004          2005          2004
                       ------------ ------------  ------------- ------------
Fully diluted shares    24,718,707   21,499,919     24,620,376   20,875,274