Form 10-Q
period 2005-09-30
ACCESS PHARMACEUTICALS INC
filed 2005-11-15
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No
   -----   -----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchanges Act)

Yes      No  X
   -----   -----

The number of shares outstanding of the issuer's common stock, as of November 14, 2005, was 17,630,040 shares, $0.01 par value per share.



                       Total No. of Pages   43

                    ACCESS PHARMACEUTICALS, INC.

                                INDEX

                                                                   Page No.
BUSINESS                                                               2

RISK FACTORS                                                          16

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at
September 30,2005 and December 31, 2004                               39

Condensed Consolidated Statements of Operations and
Comprehensive Loss for the three and nine months
ended September 30, 2005 and September 30, 2004                       40

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2005 and September 30, 2005           41

Notes to Unaudited Condensed Consolidated Financial Statements        42

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   27

Item 3. Quantitative and Qualitative Disclosures About Market Risk    35

Item 4. Controls and Procedures                                       35


PART II - OTHER INFORMATION
Item 1.Legal Proceedings                                              36

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds    36

Item 3. Defaults Upon Senior Securities                               37

Item 4.Submission of Matters to a Vote of Security Holders            37

Item 5.Other Information                                              37

Item 6. Exhibits                                                      37

SIGNATURES                                                            38

                     PART I -- FINANCIAL INFORMATION

Business
--------

Access Pharmaceuticals, Inc. (Access) is a Delaware corporation. We are an emerging pharmaceutical company developing unique polymer linked cytotoxics for use in the treatment of cancer. Our lead product AP5346 is in Phase II clinical testing. The Company also has other advanced drug delivery technologies including vitamin-mediated targeted delivery and oral care drug delivery.

Together with our subsidiaries, we have proprietary patents or rights to several drug delivery technology platforms, including:

*  synthetic polymer targeted delivery,
*  vitamin mediated targeted delivery
*  vitamin mediated oral delivery, and
*  mucoadhesive liquid technology.

Recent Developments
-------------------

We began an asset sale process in the third quarter of 2005 as a way to properly maximize the potential of all the technologies in our patent portfolio. Following the receipt of offers, a decision was made to sell our oral care business to Uluru, Inc., a private Delaware company, for up to $20.6 million. This transaction closed on October 12, 2005. This includes our interest in Aphthasol(R), all OraDisc(TM) products, all Residerm(R) products, and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of Access Pharmaceuticals, Inc. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees from the Company and six employees remained with Access. Throughout the transition period until Uluru relocates to a new space, leasing arrangements will be cost shared.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we may receive up to $3.7 million, and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

The upfront payment of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates will allow us to reduce our burn rate substantially.

On Nov. 9, 2005 we announced the restructuring and repayment of our 7.0% convertible promissory notes due September 13, 2005.

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April 28, 2007, with the conversion price being reduced from $5.50 per share to $1.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the Company's stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control.

The Company was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D.
Kaltenbacher), and has instead settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

While these transactions place the Company in a stronger financial position, the board of directors and senior management are continuing to explore strategic options for the Company to support the continuation of our oncology programs. Options still under consideration include equity financing, out-licensing of technologies and development programs, a joint venture or other strategic alternatives. We have engaged an investment bank to assist us in the exploration of these options.

We remain listed on AMEX but we will need to meet the continuing listing requirements of AMEX by December 31, 2005.

Other Key Developments
----------------------

On May 11, 2005, we announced that Kerry P. Gray resigned as our President and Chief Executive Officer, effective as of May 10, 2005. Mr. Gray resigned from our Board of Directors and from all other positions held with us, effective as of May 10, 2005. We entered into a Separation Agreement with Mr. Gray dated as of May 10, 2005. Pursuant to the terms of the Separation Agreement, Mr. Gray agreed to provide us with certain post-termination assistance. He also agreed to maintain the confidentiality of our proprietary information and to a customary mutual release of claims with us. The Separation Agreement provides for an immediate cash payment to Mr. Gray of $225,000 and payments of $33,333.33 each month for a period of 18 months, which payments are secured by a lien on our assets. We are required to issue 3,500 shares of our common stock to Mr. Gray each month for a period of 18 months following May 10, 2005. The Separation Agreement also provides that all of Mr. Gray's outstanding stock options and shares of restricted stock immediately and fully vested and options remain exercisable for a period of two years.

On May 11, 2005, we announced that Rosemary Mazanet, M.D., Ph.D, had been named by the Board of Directors as our Acting Chief Executive Officer, effective as of May 11, 2005. The agreement is memorialized in a Letter Agreement with us, dated May 10, 2005. Dr. Mazanet's title will be Acting Chief Executive Officer and she will report directly to, and be subject to the direction of, our Board of Directors.

As of March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. As of September 30, 2005 we have accessed $600,000 of the SEDA. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

In addition, as of March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, upon closing Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Debentures from the Company (net proceeds to the Company of $2,360,000). The Secured Convertible Debentures accrue interest at a rate of 7% per year and were to mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured Convertible Debenture has not been converted to common stock. The Secured Convertible Debenture was convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Debentures were secured by all of the assets of the Company. The Company had the right to redeem the Secured Convertible Debentures upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company had required to issue to the holders an aggregate of 50,000 shares of common stock of the Company. The Secured Convertible Notes were paid in full on October 12, 2005 in conjunction with the sale of our oral care assets.

We were founded in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. Our principal executive office is located at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; our telephone number is (214) 905-5100.

Products
--------

We have used our drug delivery technology platforms to develop the following product candidates:

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

In the first quarter of 2005, we completed a Phase I clinical study in a multi-center study conducted in Europe, enrolling approximately 26 patients. The reporting of this study is expected to be completed in the fourth quarter of 2005. The European trial was designed to identify the maximum tolerated dose, dose limiting toxicities, the pharmacokinetics of the platinum in plasma and the possible antitumor activity of AP5346. The open-label, non-randomized, dose-escalation Phase I study was performed at two European centers. AP5346 was administered as an intravenous infusion over one hour, once a week on days 1, 8 and 15 of each 28-day cycle to patients with solid progressive tumors. We have obtained preliminary reports on results in 26 patients with a broad cross-section of tumor types, with doses ranging from 80-1,280 mg Pt/m2.

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

We will be presenting data from this completed Phase I trial of our lead oncology product AP5346 at the AACR-NCI-EORTC international conference on Molecular Targets and Cancer
Therapeutics, held in Philadelphia on Nov 16, 2005.

In the current quarter, we plan to begin a European phase II trial in ovarian cancer patients who have relapsed after first line platinum therapy.

We received clearance in January 2005 from the US Food and Drug Administration for our Investigational New Drug Application
(IND) for AP5346 allowing us to proceed with a Phase I clinical trial for this drug candidate in the US. Although we ultimately plan to study AP5346 in combination with fluorouracil and leucovorin, we are choosing to pursue a monotherapy evaluatoion first. Upon a successful completion of the phase II ovarian study, we plan to initiate a Phase II study to determine the efficacy of AP5346 in combination with fluorouracil and leucovorin in colorectal cancer patients compared with the oxaliplatin/fluorouracil/leucovorin combination, which is used extensively to treat colorectal cancer.

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

The same polymer backbone platform that we use in AP5346 can be used with other anticancer agents, and we have some exciting preclinical data demonstrating the enhancement of efficacy by using the polymer delivery approach. We will be evaluating which of these programs will continue to preclinical candidate formal testing.

Nanoparticle drug delivery system
---------------------------------

We also plan to continue to explore collaborations for our proprietary nanoparticle drug delivery system for targeting therapeutics in diseases such as cancer and possibly also rheumatoid arthritis. This nanoparticle drug delivery technology allows for systemic delivery and is different from the aggregate hydrogel that has been licensed to Uluru. There has been increased interest in the use of nanoparticles for delivering drugs to tumors following the approval earlier this year of a taxol nanoparticle formulation. Access' proprietary vitamin-targeting technology is another mechanism to provide enhanced delivery of nanoparticle formulations to the sites of disease. Our vitamin B12 oral drug delivery technology also offers great promise to provide oral dosage forms for active ingredients such as proteins and peptides which currently can only be administered by injection. Access already has three ongoing collaborations in this area, and is currently in discussion with additional potential partners. The level of activity for this program will depend on raising additional financing or executing an outlicensing strategy.

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

Drug Development Strategy
-------------------------

Our strategy is to initially focus on utilizing our technology in combination with approved drug substances to develop novel patentable formulations of existing therapeutic and diagnostic products. We believe that this will expedite product development, both preclinical and clinical, and ultimately product approval. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to outlicense to, or co-develop with, marketing partners our current product candidates. In order to fully complete our planned clinical study programs we will need to raise additional financing or execute an outlicensing program.

We plan to continue to utilize our internal core capabilities of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner. We plan, however, to contract the manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. We will evaluate those instances and may do the work ourselves in order to achieve cost savings. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

Consequently, we expect to form strategic alliances for product development and to outlicense the commercial rights to development partners. By forming strategic alliances with major pharmaceutical and diagnostic companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Core Drug Delivery Technology Platforms
---------------------------------------

Our current drug delivery technology platforms for use in cancer chemotherapy, dermatology and oral disease are:

*  Synthetic Polymer Targeted Drug Delivery Technology;

*  Vitamin Mediated Targeted Delivery Technology;

*  Vitamin Mediated Oral Delivery Technology;

*  Bioerodible Cross-Linker Technology;

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

It has been known for some time that vitamin B12 and folic acid are essential for tumor growth and, as a result, receptors for these vitamins are up-regulated in certain tumors. Vitamin B12 receptor over-expression occurs in breast, lung, leukemic cells, lymphoma cells, bone, thyroid, colon, prostate and brain cancers and some other tumor lines, while folate receptor over-expression occurs in breast, lung, ovarian, endometrial, renal, colon, brain and cancers of myeloid hemotopoietic cells and methotrexate-sensitive tumors.

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

A number of possible drug delivery systems may be able to be developed using our bioerodible cross-linker technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

Research Projects, Products and Products in Development
-------------------------------------------------------

ACCESS DRUG PORTFOLIO

                             Licensing                          Clinical
Compound          Originator  Partner  Indication  FDA Filing   Stage (1)
----------------- ---------- --------- ---------- ------------ ----------
Cancer
------
Polymer Platinate
(AP5346) (2)      Access -        -     Ovarian,   Clinical    Phase I/II
                  U London              Colorectal Development
                                                      (3)

Vitamin Medicated Delivery
---------------------------
Oral Delivery     Access          -(4)  Various    Research    Pre-Clinical
System

Vitamin Targeted  Access          -     Anti-tumor Research    Pre-Clinical
Therapeutics


(1) For more information, see "Government Regulation" for description of clinical stages.
(2) Licensed from the School of Pharmacy, The University of
    London. Subject to royalty and milestone payments.
(3) Clinical studies being conducted in Europe and US.
(4) Research collaboration agreement with Celltech Group plc.

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

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have one Phase I trials in process, one planned Phase I trials and two Phase II trials planned for this year, subject to financing.

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

Two U.S. patents and two European patents have issued and two U.S. patent and two European patent applications are pending for polymer platinum compounds. The two patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

We have one U.S. patent and one European patent is pending for our bioerodible cross-linker technology. A number of possible drug delivery systems can be developed using our bioerodible cross-linker technology, ranging from nanoparticles for intravenous administration, to larger devices which may be implanted, wound packaging materials, medicated and non-medicated for decubitus and vascular ulcers, medicated films and gels for topical applications, burn dressing and dressing for skin donor sites.

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

A number of companies are developing or may in the future engage in the development of products competitive with our polymer delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor (acquired by Johnson & Johnson), GlaxoSmithKline, Imclone and Xoma. Currently, liposomal formulations being developed by Gilead Sciences and Alza Corporation (acquired by Johnson & Johnson), are the major competing intravenous drug delivery formulations that deliver similar drug substances.

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

Employees
---------

As of November 14, 2005, we had five full time employees, three of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

Risk Factors
------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to repay our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through January 31, 2006 with our current cash reserves and without accessing our SEDA, and our expected capital expenditures.

A failure to obtain necessary additional capital in the future could jeopardize our operations.
--------------------------------------------------------------

We currently have liquid assets to allow us to continue operations through January 31, 2006, assuming no receipt of funds from any financing transactions, including selling equity securities in connection with our Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital. We anticipate that we will be able to raise additional funds by selling equity securities in connection with our SEDA with Cornell Capital, subject to the terms of the SEDA, our ability to adhere to the terms of the SEDA and our ability to file and utilize an updated registration statement necessary for such sales. We also anticipate raising capital from other sources. By selling equity, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors.

We have limited liquid assets.
-------------------------------

We currently have liquid assets sufficient to fund our operations only through January 31, 2006 without accessing our SEDA or raising other equity capital. We do plan on accessing the SEDA and/or raising other equity capital. If we are unable to access the SEDA or raise other financing prior to the exhaustion of our liquid assets we may be required to cease or curtail our operations.

We have experienced a history of losses and we expect to incur future losses.
--------------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $72.8 million through September 30, 2005. Losses for the years ended 2004, 2003 and 2002 were $10,238,000, $6,935,000 and $9,384,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials.

We do not have significant operating revenue and we may never attain profitability.
-------------------------------------------------------------

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We sold our only revenue producing assets to Uluru, Inc. in October 2005. We are not expecting any revenues in the short-term from our other assets. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

AMEX listing requirements.
--------------------------

Our common stock is presently listed on the American Stock Exchange under the symbol "AKC". All companies listed on AMEX are required to comply with certain continued listing standards, including corporate governance requirements, maintaining stockholders' equity at required levels, obtaining shareholder approvals for certain transactions, share price requirements and other rules and regulations of AMEX, some of which requirements we are not currently in compliance with. AMEX listing requirements allow us to issue a maximum aggregate of 3,089,422 shares of our Common Stock in connection with SEDA without receipt of shareholder approval. Any issuances above such amount would require shareholder approval or would be a violation of AMEX regulations. We are not in compliance with the AMEX stockholders' equity standard as of September 30, 2005. However, we have until December 31, 2005 to become compliant with such equity standard. If we are unable to remedy any listing standard noncompliance with AMEX under its regulations, or otherwise regain compliance, and within the required time frames for such remediation, or otherwise regain compliance, or if we default on our debt obligations we cannot assure investors that our common stock will continue to remain eligible for listing on AMEX. In the event that our common stock is delisted from AMEX its market value and liquidity could be materially adversely affected.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.
-------------------------------------------------------------

We are dependent on external financing to fund our operations. Our financial needs may be partially provided from the SEDA. The issuance of shares of our common stock under the SEDA will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the SEDA, we will issue shares of our common stock to Cornell Capital Partners at a discount to the lowest daily volume weighted average of our common stock during a specified period of trading days after we access the SEDA. Issuing shares at a discount will further dilute the interests of other stockholders and may negatively affect the market price of our Common Stock.

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

At this time we are not be able to draw funds from the SEDA until an amendment to our registration statement relating to the SEDA is filed and declared effective by the SEC.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.
------------------------------------------------------------

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $9.515 million of our Convertible Subordinated
Notes $4.015 million due in April 2007 and $5.5 million due in September 2010.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy or our secured note holders could foreclose on the escrow and pledge of our shares and sell the shares on the open market, which is likely to cause a significant drop in the price of our stock.

We may be unable to repay or repurchase or restructure the convertible subordinated notes due in April 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on all of our assets, which could force us to curtail or cease our business operations.

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

We may be unable to obtain necessary additional capital to fund operations in the future.
----------------------------------------------------------------

We require substantial capital for our development programs and operating expenses to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources and interest income will be sufficient to fund our currently expected operating expenses through January 31, 2006. We plan to access our SEDA and/or completing additional financings. We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

The uncertainty associated with preclinical and clinical
testing may affect our ability to successfully commercialize new products.
-------------------------------------------------------------

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Like other companies in the biotechnology industry, we have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, and polymer platinate has taken longer to progress through clinical trials than originally planned. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

We may not be successful in protecting our intellectual
property and proprietary rights.
--------------------------------------------------------

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to 11 U.S. patents and to 13 U.S. patent applications now pending, and 4 European patents and 13 European patent applications, we cannot assure investors that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
---------------------------------------------------------------

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) beneficially owned approximately 26.4% of our common stock as of September 30, 2005. Accordingly, he may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. He may exercise this ability in a manner that advances his best interests and not necessarily those of our other stockholders.

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future, including in connection with the SEDA. Substantially, all of the 17,630,040 shares of our common stock that are outstanding as of November 14, 2005, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act.

Failure to achieve and maintain effective internal controls
could have a material adverse effect on our business.
------------------------------------------------------------

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

ITEM 1  FINANCIAL STATEMENTS
----------------------------

The response to this Item is submitted as a separate section of this report.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to repay our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Forward-looking statements contained in this Form 10-Q include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through January 31, 2006 with our current cash reserves and without accessing our SEDA, and our expected capital expenditures.

OVERVIEW
--------

We are an emerging pharmaceutical company developing unique polymer linked cytotoxics for the use in the treatment of cancer. The lead product AP5346 is in Phase II clinical testing. The Company also has other advanced drug delivery technologies including vitamin-mediated targeted delivery and oral care drug delivery.

Together with our subsidiaries, we have proprietary patents or rights to several drug delivery technology platforms, including:

*  synthetic polymer targeted delivery,
*  vitamin mediated targeted delivery,
*  vitamin mediated oral delivery, and
*  mucoadhesive liquid technology.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure investors that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2005, our accumulated deficit was $72,756,000.

We sold our oral care business to Uluru, Inc., a private Delaware company, for up to $20.6 million. This transaction closed on October 12, 2005. This includes our interest in Aphthasol(R), all OraDisc(TM) products, all Residerm(R) products, and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of Access Pharmaceuticals, Inc. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we may receive up to $3.7 million, and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

We closed our laboratory in Australia. The development work completed in Australia will be completed in the Dallas laboratory while the animal work completed in Australia will be completed in contract facilities.

The upfront payment of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates will allow us to reduce our burn rate substantially.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of September 30, 2005 our cash and cash equivalents and short-term investments were $470,000 and our working capital was $(9,474,000). Our working capital at September 30, 2005 represented a decrease of $1,686,000 as compared to our working capital as of December 31, 2004 of $(7,788,000). The decrease in working capital was due mainly to the loss from operations for the nine months ended September 30, 2005 offset by additional capital and Secured Convertible Notes incurred by the Company and the reclassification from short term to long term of a portion of the convertible notes.

As of September 30, 2005, the Company had a working capital deficit of approximately $9,474,000. As of that date, the Company did not have enough capital to achieve its near, medium or long-term goals. As of November 14, 2005 the Company had cash and cash equivalents of approximately $1,024,000. Such liquid assets are expected to be able to fund operations through January 31, 2006 assuming no access to the SEDA or additional financings. We plan to access the SEDA and/or have additional financings.

We sold our oral care business to Uluru, Inc., a private Delaware company, for up to $20.6 million. This transaction closed on October 12, 2005. At the closing of this agreement, we received $8.7 million. In addition, at the one year anniversary of the agreement we may receive up to $3.7 million, and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Additional payments of up to $7.2 million will be made upon the achievement of certain additional milestones.

As of March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. As of September 30, 2005 we have accessed $600,000 of the SEDA. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

In addition, as of March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, upon closing Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Debentures from the Company (net proceeds to the Company of $2,360,000). The Secured Convertible Debentures accrue interest at a rate of 7% per year and were to mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured Convertible Debenture has not been converted to common stock. The Secured Convertible Debenture was convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Debentures were secured by all of the assets of the Company. The Company had the right to redeem the Secured Convertible Debentures upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company had required to issue to the holders an aggregate of 50,000 shares of common stock of the Company. The Secured Convertible Notes were paid in full on October 12, 2005 in conjunction with the sale of our oral care assets.

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

We have also issued an aggregate of $13,530,000 of convertible notes, which were due in two parts -$8,030,000 is due on September 13, 2005 and $5,500,000 was due on September 13, 2008. The notes which bear interest at a rate of 7.7% per annum with $1,042,000 of interest due annually on each September 13th.

On Nov. 9, 2005 we announced the restructuring and repayment of the 7.0% convertible promissory notes due September 13, 2005.

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April 28, 2007, with the conversion price being reduced from $5.50 per share to $1.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the Company's stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control.

The Company was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D.
Kaltenbacher), and has instead settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

In October, at the closing of the asset sale to Uluru, Inc., the Company retired its $2.6 million senior secured convertible notes. In addition to the amended convertible notes held by Oracle Partners and its affiliates, the Company has $5.5 million of 7% convertible notes due Sept 13, 2010.

Status of Convertible Notes
---------------------------

                              Amount due at  Amount due at
      Noteholder                7/01/05       11/14/05          Status
----------------------------  -------------  --------------  -----------------
$13.5 Million Convertible Notes
-------------------------------
Oracle Partners & Affiliates    $4,015,000      $4,015,000   New maturity date
                                                             of 4/28/07; $1.00
                                                             conversion price;
                                                             plus other terms

Philip D. Kaltenbacher          $4,015,000         $-0-      Paid note 11/9/05

Noteholder (name not disclosed) $5,500,000      $5,500,000   New maturity date
                                                             of 9/13/10

$2.6 Million Secured Convertible Notes
--------------------------------------
Cornell Capital Partners and
Highgate House Funds            $2,633,000         $-0-      Paid note and
                                                             interest due on
                                                             10/12/05

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2005 of $72,756,000. We expect that our existing capital resources will be adequate to fund our current level of operations through January 31, 2006 assuming no access to the SEDA or additional financings. We plan to access the SEDA and/or have additional financings. We cannot assure investors that we will be able to access the SEDA or that we will ever be able to generate significant product revenue or achieve or sustain profitability.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

* our ability to raise financing in order to continue our operations;
* the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
* continued scientific progress in our research and development programs;
* the magnitude, scope and results of preclinical testing and clinical trials;

* the costs involved in filing, prosecuting and enforcing patent claims;
*  the costs involved in conducting clinical trials;
*  competing technological developments;
*  the cost of manufacturing and scale-up;
* the ability to establish and maintain effective commercialization arrangements and activities; and
*  successful regulatory filings
* the ability to convert, repay or restructure our outstanding convertible notes.

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Our licensing revenue in the third quarter of 2005 and 2004 was $49,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 was from several agreements, including agreements related to various amlexanox projects and Residerm(R). On October 12, 2005 these products and associated agreements were sold and no further licensing revenues are from such products, although milestone payments may be received.

There were $163,000 in product sales of Aphthasol(R) in the third quarter of 2005, as compared to $106,000 in sales in the third quarter of 2004 an increase of $57,000. Aphthasol(R) was sold on October 12, 2005 and no additional product sales will be made by the Company.

Royalty income in the third quarter of 2005 was $25,000, as compared to $30,000 in the third quarter of 2004, a decrease of $5,000. The patents, the licensing agreements and the associated royalty income were sold in October 2005 and no further royalties are expected, although milestone payments may be made in connection with the sale of assets.

Total research spending for the third quarter of 2005 was $893,000, as compared to $1,406,000 for the same period in 2004, a decrease of $513,000. The decrease in expenses was primarily due to:

* lower salary and related expenses ($188,000) principally due to the reduction in staff;
* lower expenses associated with our Australian laboratory ($119,000) which was closed;
* lower production and testing costs for Aphthasol(R) and start-up production costs for OraDisc(TM) A ($98,000); and
*  lower production costs for AP5346 ($83,000); and
*  other net decreases ($25,000).

Our cost of product sales was $123,000 in the third quarter of 2005, as compared to $40,000 in the third quarter of 2004, an increase of $83,000. Aphthasol(R) was sold on October 12, 2005.

Total general and administrative expenses were $693,000 for the third quarter of 2005, a decrease of $106,000 as compared to the same period in 2004. The decrease in spending was due primarily to the following:

*  lower property and franchise taxes ($42,000);
*  lower patent expenses ($39,000);
*  lower shareholder expenses ($23,000);
*  lower salary and related expenses ($22,000); and
*  lower other net decreases ($4,000).

The decreases are offset by higher legal fees ($24,000).

Depreciation and amortization was $164,000 for the third quarter of 2005 as compared to $169,000 for the same period in 2004 reflecting a decrease of $5,000.

Total operating expenses in the third quarter of 2005 were $1,873,000 as compared to total operating expenses of $2,414,000 for the same period in 2004, a decrease of $541,000.

Loss from operations in the third quarter of 2005 was $1,636,000 as compared to a loss of $2,229,000 for the same period in 2004, a decreased loss of $593,000.

Interest and miscellaneous income was $4,000 for the third quarter of 2005 as compared to $133,000 for the same period in 2004, a decrease of $129,000. The decrease in miscellaneous income of $97,000 was due to foreign exchange gains on a Euro denominated receivable. This decrease was in addition to a decrease in interest income due to lower cash balances in 2005 as compared with 2004.

Interest and other expense was $431,000 for the third quarter of 2005 as compared to $332,000 for the same period in 2004, an increase of $99,000 due principally to the addition in interest and amortization associated with the Secured
Convertible Notes.

Net loss in the third quarter of 2005 was $2,063,000, or a $0.13 basic and diluted loss per common share, compared with net loss of $2,428,000, or a $0.16 basic and diluted loss per common share for the same period in 2004, a decreased loss of $365,000.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2004

Our licensing revenue in the first nine months of 2005 was $84,000, as compared to licensing revenue of $97,000 in the same period of 2004, a decrease of $13,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 was from several agreements including agreements related to various amlexanox projects and ResiDerm(R). On October 12, 2005 these products and associated agreements were sold and no further licensing revenues are expected from such products, although milestone payments may be received.

There were $481,000 in product sales of Aphthasol(R) in the first nine months of 2005, as compared to $106,000 in sales in the same period of 2004, an increase of $375,000. There was a supply interruption for Aphthasol(R) and there was no Aphthasol sales in 2004 until late September, while there were sales for each of the nine months in 2005. Aphthasol(R) was sold on October 12, 2005 and no additional product sales will be made by the Company.

Royalty income for the first nine months of 2005 was $76,000, as compared to $70,000 in the same period of 2004, an increase of $6,000 due to the sales of Zindaclin(R) in additional countries. The patents, the licensing agreements and the associated royalty income were sold in October 2005 and no further royalties are expected, although milestone payments may be made in connection with the sale of assets.

Total research spending for the first nine months of 2005 was $3,652,000, as compared to $3,831,000 for the same period in 2004, a decrease of $179,000. The decrease in expenses was the result of:

* lower salary and related expenses ($166,000) principally due to the reduction in staff;
* lower expenses associated with our Australian laboratory ($86,000) which was closed;
* lower production and testing costs for Aphthasol(R) and start-up production costs for OraDisc(TM) A ($21,000); and
*  other net decreases ($11,000).

The decrease in expenses was partially offset by higher production costs for AP5346 ($105,000) in preparation of the start-up of the Phase II clinical trials.

Our cost of product sales was $403,000 for the first nine months of 2005, as compared to $97,000 in the same period of 2004, an increase of $306,000. Aphthasol(R) was sold on October
12, 2005.

Total general and administrative expenses were $3,198,000 for the first nine months of 2005, an increase of $873,000 as compared to the same period in 2004. The increase in general and administrative expenses was due primarily to the following:


*  expenses due to the separation agreement with our former CEO
($839,000);
*  royalty license expenses ($150,000);
*  higher legal expenses ($118,000); and
*  other net increases ($22,000).

The increases in general and administrative expenses is offset by:

*  lower patent expenses ($137,000);
*  lower salaries and related expenses ($83,000); and
*  lower shareholder and investor communications expenses ($36,000).

Depreciation and amortization was $494,000 for the first nine months of 2005 as compared to $489,000 for the same period in 2004 reflecting an increase of $5,000.

Total operating expenses in the first nine months of 2005 were $7,747,000 as compared to total operating expenses of $6,742,000 for the same period in 2004, an increase of $1,005,000.

Loss from operations in the first nine months of 2005 was $7,106,000 as compared to a loss of $6,469,000 for the same period in 2004, an increased loss of $637,000.

Interest and miscellaneous income was $26,000 for the first nine months of 2005 as compared to $201,000 for the same period in 2004, a decrease of $175,000. The decrease in miscellaneous income of $97,000 was due to foreign exchange gains on a Euro denominated receivable. This decrease was in addition to a decrease in interest income due to lower cash balances in 2005 as compared with 2004.

Interest and other expense was $1,191,000 for the first nine months of 2005 as compared to $1,064,000 for the same period in 2004, an increase of $127,000 due principally to the addition in interest and amortization associated with the Secured
Convertible Notes.

Net loss in the first nine months of 2005 was $8,271,000, or a $0.53 basic and diluted loss per common share, compared with a loss of $7,332,000, or a $0.49 basic and diluted loss per common share for the same period in 2004, an increased loss of $939,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2005 and 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $3,000. This estimated effect assumes no changes in our short-term investments at September 30, 2005. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report, concluded that the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

Based on the criteria set forth in their attestation report in the Form 10-K, our independent auditors determined that proper segregation of duties do not exist within our accounting and finance area. While management believes that sufficient controls are in place, and that there is adequate segregation of duties within the business, it recognizes that this is a perceived material weakness and is taking the steps it believes are necessary to mitigate this risk. In particular, management and the Audit Committee have considered the need for ongoing monitoring of internal controls under the Sarbanes-Oxley Act of 2002, as well as strengthening the internal controls of the business by the engagement of an outside accounting/finance consulting firm to perform quarterly procedures designed to assist in the maintaining and monitoring of an effective control environment and to mitigate the risk related to a lack of segregation of duties between senior accounting/finance personnel. The consulting firm is expected to report and take instructions directly from the Audit Committee although management will be involved in assisting in determining the scope of the quarterly and annual procedures. Terms and conditions of this engagement are still under consideration.

PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

On or about September 27, 2005, Philip Kaltenbacher ("Kaltenbacher") filed an action against Access in the United States District Court for the Southern District of New York, which was subsequently transferred to the United States District Court for the Northern District of Texas (the "Texas Action"). Kaltenbacher claimed that in 2000 he had invested $4,015,000 in Access and that Access had, in exchange, executed and issued to Kaltenbacher a 7.0% Convertible Subordinated Note, due September 13, 2005 (the "Note"). Kaltenbacher alleged, in his complaint, that Access was obligated to pay him $4,015,000 because the due date, September 13, 2005, had passed. The time for Access to submit a formal answer in the Texas Action had not yet come due, but in communications with Kaltenbacher, Access conceded the amount of the Note and the due date, but required Kaltenbacher to present the original of the Note for payment, as was required in the Note.
Kaltenbacher was unable or unwilling to do so.

Access and Kaltenbacher have now resolved the dispute, and executed a formal Settlement Agreement and Release dated November 8, 2005 (the "Agreement"). As part of the Agreement, Kaltenbacher also executed a separate Affidavit and Indemnification concerning the missing original Note. In exchange, Access paid Kaltenbacher for his monetary claims, including payment of $4,015,000 that was due on the Note. Access and Kaltenbacher are in the process of arranging for the dismissal with prejudice of the Texas Action.

ITEM 2  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF
PROCEEDS

On September 13, 2005, the Company issued 951,244 shares of its common stock as payment of interest to the holders of its 7% convertible promissory notes. Such issuances were made in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

During the third quarter the Company sold 955,245 shares under its SEDA pursuant to an effective registration on Form S-1.

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

                              ACCESS PHARMACEUTICALS, INC.


Date: November 14, 2005       By: /s/ Rosemary Mazanet
      -----------------          ---------------------
                              Rosemary Mazanet
                              Acting Chief Executive Officer
                              (Principal Executive Officer)

Date: November 14, 2005       By: /s/ Stephen B. Thompson
      -----------------          ------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

           Access Pharmaceuticals, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets

                                           September 30, 2005
                                               (unaudited)    December 31, 2004
    ASSETS                                   --------------    --------------
Current assets
 Cash and cash equivalents                    $    378,000      $  1,775,000
 Short term investments, at cost                    92,000           486,000
 Accounts and other receivables                    765,000           791,000
 Inventory                                          44,000           125,000
 Prepaid expenses and other current assets         645,000         1,093,000
                                             --------------    --------------
Total current assets                              1,924,00         4,270,000
                                             --------------    --------------

Property and equipment, net                        864,000         1,040,000

Debt issuance costs, net                           648,000           130,000

Patents, net                                     2,062,000         2,315,000

Licenses, net                                       88,000           125,000

Goodwill, net                                    1,868,000         1,868,000

Restricted cash and other assets                   357,000         1,342,000
                                             --------------    --------------
Total assets                                   $ 7,811,000       $11,090,000
                                             ==============    ==============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses         $ 2,113,000       $ 2,131,000
 Accrued interest payable                          567,000           311,000
 Deferred revenues                               1,880,000         1,119,000
 Current portion of notes payable and
  other future obligations                       6,838,000         8,417,000
                                             --------------    --------------
Total current liabilities                       11,398,000        12,058,000

Note payable, net of current portion                37,000           193,000
Convertible note                                 9,515,000         5,500,000
                                             --------------    --------------
Total liabilities                               20,950,000        17,751,000
                                             --------------    --------------

Commitments and contingencies

Stockholders' deficit
Preferred stock - $.01 par value;
 authorized 2,000,000 shares;
 none issued or outstanding                              -                 -
Common stock - $.01 par value;
 authorized 50,000,000 shares;
 issued, 17,630,040 at September 30, 2005
 and 15,524,734 at December 31, 2004               176,000           155,000
Additional paid-in capital                      60,649,000        59,010,000
Notes receivable from stockholders              (1,045,000)       (1,045,000)
Unamortized value of restricted stock grants      (159,000)         (309,000)
Treasury stock, at cost - 819 shares                (4,000)           (4,000)
Accumulated other comprehensive loss               (20,000)           (3,000)
Accumulated deficit                            (72,736,000)      (64,465,000)
                                             --------------    --------------
Total stockholders' deficit                    (13,139,000)       (6,661,000)
                                             --------------    --------------
Total liabilities and stockholders' deficit   $  7,811,000      $ 11,090,000
                                             ==============    ==============

     The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations and Comprehensive Loss
                             (unaudited)

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                             ------------------------- -------------------------
                                 2005         2004         2005         2004
                             ------------ ------------ ------------ ------------
Revenues
Licensing revenues            $   49,000   $   49,000   $   84,000   $   97,000
Product sales                    163,000      106,000      481,000      106,000
Royalty income                    25,000       30,000       76,000       70,000
                             ------------ ------------ ------------ ------------
Total revenues                   237,000      185,000      641,000      273,000

Expenses
Research and development         893,000    1,406,000    3,652,000    3,831,000
Cost of product sales            123,000       40,000      403,000       97,000
General and administrative       693,000      799,000    3,198,000    2,325,000
Depreciation and amortization    164,000      169,000      494,000      489,000
                             ------------ ------------ ------------ ------------
Total expenses                 1,873,000    2,414,000    7,747,000    6,742,000
                             ------------ ------------ ------------ ------------
Loss from operations          (1,636,000)  (2,229,000)  (7,106,000)  (6,469,000)

Other income (expense)
Interest and miscellaneous income  4,000      133,000       26,000      201,000
Interest and other expense      (431,000)    (332,000)  (1,191,000)  (1,064,000)
                             ------------ ------------ ------------ ------------
                                (427,000)    (199,000)  (1,165,000)    (863,000)
                             ------------ ------------ ------------ ------------

Net loss                     $(2,063,000) $(2,428,000) $(8,271,000) $(7,332,000)
                             ============ ============ ============ ============

Basic and diluted loss per
common share                      $(0.13)      $(0.16)      $(0.53)      $(0.49)
                             ============ ============ ============ ============

Weighted average basic and diluted
common shares outstanding     15,845,091   15,469,071   15,700,084   15,041,216
                             ============ ============ ============ ============


Net loss                     $(2,063,000) $(2,428,000) $(8,271,000) $(7,332,000)

Other comprehensive loss
Foreign currency translation
  adjustment                      (1,000)      (6,000)     (17,000)     (21,000)
                             ------------ ------------ ------------ ------------
Comprehensive loss           $(2,064,000) $(2,434,000) $(8,288,000) $(7,353,000)
                             ============ ============ ============ ============

     The accompanying notes are an integral part of these statements.

                Access Pharmaceuticals, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                Nine Months ended September 30,
                                                -------------------------------
                                                     2005            2004
                                                --------------  --------------
Cash flows from operating activities:
Net loss                                         $ (8,271,000)   $ (7,332,000)
Adjustments to reconcile net loss to cash used
  in operating activities:
Warrants issued in payment of consulting expenses           -          42,000
Amortization of restricted stock grants               150,000          91,000
Stock issued for interest                             609,000               -
Depreciation and amortization                         494,000         489,000
Amortization of debt costs                            297,000         138,000
Change in operating assets and liabilities:
 Accounts receivable                                   26,000         330,000
 Inventory                                             81,000         (45,000)
 Prepaid expenses and other current assets            448,000         198,000
 Restricted cash and other assets                     650,000        (266,000)
 Accounts payable and accrued expenses                (24,000)       (346,000)
 Accrued interest payable                             256,000         472,000
 Deferred revenues                                    681,000         (11,000)
                                                --------------  --------------
Net cash used in operating activities              (4,603,000)     (6,240,000)
                                                --------------  --------------

Cash flows from investing activities:
Capital expenditures                                  (28,000)       (260,000)
Redemptions of short term investments and
  certificates of deposit                             394,000       1,325,000
                                                --------------  --------------
Net cash provided by investing activities             366,000       1,065,000
                                                --------------  --------------

Cash flows from financing activities:
Payments of notes payable                            (353,000)       (289,000)
Proceeds from secured notes payable                 2,633,000               -
Proceeds from SEDA, net of costs of $23,000           577,000               -
Proceeds from stock issuances, net of costs
  of $647,000                                               -       9,249,000
                                                --------------  --------------
Net cash provided by financing activities           2,857,000       8,960,000
                                                --------------  --------------

Net increase (decrease) in cash and
  cash equivalents                                 (1,380,000)      3,785,000
Effect of exchange rate changes on cash               (17,000)        (21,000)
Cash and cash equivalents at beginning of period    1,775,000         727,000
                                                --------------  --------------
Cash and cash equivalents at end of period        $   378,000     $ 4,491,000
                                                ==============  ==============

Cash paid for interest                                $12,000        $334,000

Supplemental disclosure of non-cash transactions
  200,000 shares of common stock issued pursuant
  to the SEDA and Secured Convertible Notes          $500,000              $-
Value of restricted stock grants                            -         136,000
Issued common stock for interest on convertible notes 609,000               -


  The accompanying notes are an integral part of these statements.

           Access Pharmaceuticals, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements
           Nine Months Ended September 30, 2005 and 2004
                               (unaudited)

(1)  Interim Financial Statements
   -------------------------------
The consolidated balance sheet as of September 30, 2005 and the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2004 contains financial information taken from the audited financial statements as of that date.

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

(2)  Intangible Assets
    -------------------

Intangible assets consist of the following (in thousands):

                                 September 30, 2005         December 31, 2004
                             ------------------------- -------------------------
                                Gross                      Gross
                               carrying    Accumulated    carrying  Accumulated
                                value     amortization     value    amortization
                             ------------ ------------ ------------ ------------
Amortizable intangible assets

Patents                         $3,179       $1,117       $3,179        $864
Licenses                           500          412          500         375
                                -------      -------      -------     -------
Total                           $3,678       $1,528       $3,678      $1,238
                                =======      =======      =======     =======

Amortization expense related to intangible assets totaled $96,000 and $105,000 for each of the three months ended September 30, 2005 and 2004, respectively and totaled $290,000 and $315,000 for the nine months ended September 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30 is as follows (in thousands):

2005         $   97
2006            388
2007            363
2008            338
2009            338
Thereafter      626
            --------
Total        $2,150
            ========

(3) Stock-Based Compensation
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based
Compensation, using assumptions described in Form 10-K, Note 1, to our stock-based employee plans.

                              Three months ended        Nine months ended
                                 September 30,             September 30,
                          ------------------------- -------------------------
                              2005         2004         2005         2004
                          ------------ ------------ ------------ ------------
Net loss as reported      $(2,063,000) $(2,428,000) $(8,271,000) $(7,332,000)

Deduct: Stock-based
employee compensation
expense determined
under fair value based
method                       (164,000)    (185,000)    (809,000)    (583,000)
                          ------------ ------------ ------------ ------------
Pro forma                 $(2,227,000) $(2,613,000) $(9,080,000) $(7,915,000)
                          ============ ============ ============ ============


Basic and diluted loss per share:
As reported                    $(0.13)      $(0.16)      $(0.53)      $(0.49)
Pro forma                       (0.14)       (0.17)       (0.58)       (0.60)


The effect of our outstanding options and warrants are anti-dilutive when we have a net loss. The fully diluted shares are:


                       Three months ended       Nine months ended
                          September 30,           September 30,
                     ----------------------  -----------------------
                        2005        2004        2005         2004
                     ----------  ----------  ----------  ----------
Fully diluted shares 22,091,915  21,424,687  21,946,908  20,996,832

(4) Sale of Assets
   ----------------

We sold our oral care business to Uluru, Inc., a private Delaware company, for up to $20.6 million. This transaction closed on October 12, 2005. This includes our interest in Aphthasol(R), all OraDisc(TM) products, all Residerm(R) products, and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for application such as drug delivery and tissue filler in dental and soft tissue applications. Beginning with the fourth quarter of 2005, the oral care operations will be presented as discontinued operation. The approximate total estimated net assets sold to Uluru is $1,296,000.

(5) Shareholder's Equity
   ----------------------

On September 13, 2005, the Company issued 951,244 shares of its common stock as payment of interest to the holders of its 7% convertible promisorry notes. SUch issuances were made in relianceupon the exemption from registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

During the third quarter the Company sold 955,245 shares under its SEDA pursuant to an effective registration on Form S-1.