Form 10-Q/A
period 2005-09-30
ACCESS PHARMACEUTICALS INC
filed 2006-01-23
CIK 318306

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q/A
                              AMENDMENT NO.1

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

As of March 30, 2005 the Company executed a Standby Equity
Distribution Agreement (SEDA) with Cornell Capital Partners.
Under the SEDA, the Company may issue and sell to Cornell
Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay
Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock.
On the same date, the Company entered into a Placement Agent
Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued at $500,000 and recorded as Debt issuance costs and such costs are amortized as the SEDA is accessed. As of September 30, 2005 we have accessed $600,000 of the SEDA and $20,000 of the Debt issuance costs were charged to Additional paid-in capital. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The
SEDA can be accessed through March 30, 2007.

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

As of March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners.
Under the SEDA, the Company may issue and sell to Cornell
Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA.
Further, we have agreed to pay Cornell Capital Partners, L.P.
3.5% of the proceeds that we
receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company's common stock.
On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued aat $500,000 and recorded as Debt issuance costs and such costs are amortized as the SEDA is accessed. As of September 30, 2005 we have accessed $600,000 of the SEDA and $20,000 of the Debt issuance costs were charged to Additional paid-in capital. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

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