Form 10-K
period 2005-12-31
ACCESS PHARMACEUTICALS INC
filed 2006-05-01
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from to

Commission File Number 0-9314

ACCESS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State of Incorporation)	(I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX	75207
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 905-5100

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, One Cent ($0.01) Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $28,278,000.

As of March 30, 2006 there were 17,651,040 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of Registrant’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting are incorporated herein by reference into Part III of this report. Other references incorporated are listed in the exhibit list in Part IV of this report.

PART I

ITEM 1.   BUSINESS

This Form 10-K (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our ability to manufacture amlexanox products in commercial quantities, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated payments to be received from Uluru, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined In Item 1A “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-K to conform such statements to actual results.

Business

Access Pharmaceuticals, Inc. (“Access” or the “Company”) is a Delaware corporation. We are an emerging pharmaceutical company developing unique polymer linked cytotoxics for use in the treatment of cancer and other diseases states. Our lead product AP5346 is in Phase II clinical testing. The Company also has other advanced drug delivery technologies including vitamin-mediated targeted delivery and oral care drug delivery.

Together with our subsidiaries, we have proprietary patents or rights to four drug delivery technology platforms:

•      synthetic polymer targeted delivery,

•      vitamin mediated targeted delivery

•      vitamin mediated oral delivery, and

•      mucoadhesive liquid technology.

Key Developments

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 19,318,184 shares of common stock of Access. Net proceeds to Access were $4.557 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”) and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $0.22 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible.  Each warrant has an exercise price of $0.264 per share and is exercisable at any time prior to February 16, 2012.  In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 73% of the voting securities of Access.

In connection with the sale and issuance of notes and warrants, Access entered into an investors rights agreement whereby it granted SCO the right to designate two individuals to serve on the Board of Directors of Access while the notes are outstanding, and also granted registration rights with respect to the shares of common stock of Access underlying the notes and warrants. SCO designated Jeffrey B. Davis and Mark J. Alvino to the Board of Directors, and on March 13, 2006 Messrs, Davis and Alvino were appointed to the Board of Directors.

On January 31, 2006 we announced that we had received notice denying the Company’s appeal of an American Stock Exchange (“AMEX”) Staff Determination on December 12, 2005 which found that the Company failed to comply with AMEX’s continued listing standards due to losses from continuing operations and/or net losses in two of its most recent fiscal years with shareholders’ equity of less than $2 million, as set forth in Section 1003(a)(i) of the AMEX “Company Guide”; due to losses from continuing operations and/or net losses in three of its most recent fiscal years with shareholders’ equity of less than $4 million, as set forth in Section 1003(a)(ii) of the Company Guide; and due to losses from continuing operations and/or net losses in four of its most recent fiscal years with shareholders’ equity of less than $6 million, as set forth in Section 1003(a)(iii) of the Company Guide. As a result, the Company’s common stock was delisted from AMEX effective with the open of business on Wednesday, February 1, 2006. Quotations for our common stock appears in the “Pink Sheets” under the trading symbol “AKCA”.

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc, a private Delaware corporation, for up to $20.6 million to focus on our technologies in oncology and oral drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees of the Company, and five employees remained with Access after the sale transaction. Through a transition period, Uluru leased space from the Company at its Dallas, TX headquarters.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive $3.7 million, and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

The upfront payment of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital Partners and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates will allow us to reduce our burn rate substantially.

On November 9, 2005 we announced the restructuring and repayment of a portion of our 7.0% convertible promissory notes due September 13, 2005.

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April 28, 2007, with the conversion price being reduced from $5.50 per share to $1.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control of the Company.

The Company was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D. Kaltenbacher), so settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

The third noteholder, holding $5.5 million worth of convertible notes agreed to amend its notes to a new maturity date, September 13, 2010 and elected to have the 2005 interest of $423,000 to be paid on September 13, 2006. The delayed interest will earn interest at a rate of 7.7%.

On May 11, 2005, we announced that Kerry P. Gray resigned as our President and Chief Executive Officer, effective as of May 10, 2005.  Mr. Gray resigned from our Board of Directors and from all other positions held with us, effective as of May 10, 2005.  We entered into a Separation Agreement with Mr. Gray dated as of May 10, 2005. Pursuant to the terms of the Separation Agreement, Mr. Gray agreed to provide us with certain post-termination assistance. He also agreed to maintain the confidentiality of our proprietary information and to a customary mutual release of claims with us.  The Separation Agreement provides for an immediate cash payment to Mr. Gray of $225,000 and payments of $33,333 each month for a period of 18 months, which payments are secured by a lien on our assets.  We are required to issue 3,500 shares of our common stock to Mr. Gray each month for a period of 18 months following May 10, 2005. The Separation Agreement also provides that all of Mr. Gray’s outstanding stock options and shares of restricted stock be immediately and fully vested and all options remain exercisable for a period of two years.

On May 11, 2005, we announced that Rosemary Mazanet, M.D., Ph.D, had been named by the Board of Directors as our Acting Chief Executive Officer, effective as of May 11, 2005. The agreement is memorialized in a Letter Agreement with us, dated May 10, 2005.  Dr. Mazanet’s title will be Acting Chief Executive Officer and she will report directly to, and be subject to the direction of,  our Board of Directors.

On March 30, 2005 the Company executed a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital Partners to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the our common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued at $500,000 and recorded as Debt issuance costs and such costs are amortized as the SEDA is accessed. As of December 31, 2005 we have accessed $600,000 of the SEDA and $20,000 of the Debt issuance costs were charged to additional paid-in capital. The Company currently cannot access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA is effective through March 30, 2007.

In addition, on March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Debentures from the Company (net proceeds to the Company of $2,360,000). The Secured Convertible Debentures accrued interest at a rate of 7% per year and were to mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured Convertible Debenture had not been converted to common stock. The Secured Convertible Debenture was convertible into the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Debentures were secured by all of the assets of the Company. The Company had the right to redeem the Secured Convertible Debentures upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company issued to the holders an aggregate of 50,000 shares of common stock of the Company.  The Secured Convertible Notes were paid in full on October 12, 2005 in conjunction with the sale of our oral care assets.

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

Products in Development Status

Polymer Platinate (AP 5346) DACH Platinum

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

The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens that they can tolerate and clinicians attempt to design a combination of chemotherapeutic drugs, a dosing schedule and a method of administration to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells. Notwithstanding clinicians’ efforts, most current chemotherapeutic drugs have significant shortcomings that limit the efficacy of chemotherapy. For example, certain cancers are inherently unresponsive to chemotherapeutic agents. Alternatively, other cancers may initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy and the resistant cells may survive and cause a relapse. Serious toxicity, including bone marrow suppression, renal toxicity, neuropathy, or irreversible cardiotoxicity, are some of the limitations of current anti-cancer drugs that can prevent their administration in curative doses.

Oxaliplatin form of DACH platinum was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer. It is now also being marketed in the United States and is generating worldwide sales in excess of $1.5 billion annually. Carboplatin and Cisplatin, two approved platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 940,000 reported new cases annually worldwide, increasing at a rate of approximately three percent per year, and 500,000 deaths.

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

Utilizing the biocompatible water-soluble polymer HPMA as a drug carrier, AP5346 links DACH platinum to a polymer in a manner which permits the selective release of platinum in tumors. The polymer capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product Oxaliplatin, AP5346 showed superiority in a number of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, AP5346 delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that AP5346 delivers approximately 14 times more platinum to tumor DNA. Results from preclinical efficacy studies conducted in the B16 and other tumor models have also shown that AP5346 is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of AP5346.

In the first quarter of 2005 we completed a Phase I clinical study in a multi-center study conducted in Europe, enrolled 26 patients. The study was reported at the AACR-NCI-EORTC conference in Philadelphia in November 2005.  The European trial was designed to identify the maximum tolerated dose, dose limiting toxicities, the pharmacokinetics of the platinum in plasma and the possible antitumor activity of AP5346. The open-label, non-randomized, dose-escalation Phase I study was performed at two European centers. AP5346 was administered as an intravenous infusion over one hour, once a week on days 1, 8 and 15 of each 28-day cycle to patients with solid progressive tumors. We have obtained results in 26 patients with a broad cross-section of tumor types, with doses ranging from 80-1,280 mg Pt/m2.

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

We received clearance in January 2005 from the US Food and Drug Administration for our IND for AP5346 allowing the Company to proceed with a Phase I clinical trial for this drug candidate. We plan to initiate a study of AP5346 in combination with fluorouracil and leucovorin to evaluate drug safety and to establish a starting dose for future Phase II studies utilizing this combination. Upon the successful completion of this Phase I study, we plan to initiate a Phase II study to determine the efficacy of AP5346 in combination with fluorouracil and leucovorin in colorectal cancer patients compared with the oxaliplatin/fluorouracil/leucovorin combination, which is used extensively to treat colorectal cancer.

We have provided AP5346 to the Moores Cancer Center at the University of California, San Diego to conduct a Phase II clinical study in patients with head and neck cancer under a physician-sponsored IND. The primary aim of the study is to demonstrate the ability of the tumor-targeting polymer system to deliver more platinum to tumors than can be attained with oxaliplatin, the approved DACH platinum compound. The injection of the first patient was announced on February 23, 2006.

We have planned a new European Phase II AP5346 trial in ovarian cancer patients who have relapsed after first line platinum therapy. Our product is near the end of the manufacturing process and we have signed on a CRO to begin these clinical trials. We expect to inject our first patient in the second quarter of 2006.

Mucoadhesive Liquid Technology (MLT) – Vipor™

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

We filed an IND with the FDA in December 1999 and developed a Phase II protocol to investigate a mouthwash formulation of a mucoadhesive liquid for the prevention and treatment of mucositis in head and neck cancer patients treated with radiation with or without chemotherapy. Over 90% of head and neck cancer patients treated with radiation and chemotherapy experience mucositis. This study commenced in the first quarter of 2000. We enrolled 58 patients in the initial study which was performed at multiple sites throughout the United States.

In July 2001, we announced results from our Phase II randomized clinical study of the prevention and treatment of mucositis. The data developed confirmed that the product using our mucoadhesive liquid technology (MLT) could represent an important advancement in the management and prevention of mucositis. We named this product Vipor™.

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages that this technology may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale, which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

•      the average severity of the disease was reduced by approximately 40%;

•      the maximum intensity of the mucositis was approximately 35% lower; and

•      the median peak intensity was approximately 50% lower.

Given the results achieved with Vipor™, and the fact that in the study an amlexanox rinse showed no additional benefit, we discontinued the program to evaluate amlexanox as a preventative product candidate for mucositis. Following the completion of the Phase II study we conducted additional formulation development work to optimize the MLT technology. The topical application of Vipor™was tested for its ability to attenuate the course of radiation-induced oral mucositis in an established hamster model. The study results clearly indicate the ability to prevent the onset of ulcerative mucositis, or delay the onset and reduce the severity of mucositis.

We plan to move this product forward in 2006 towards commercialization by preparing a 510(k) device application and submitting this application to the FDA in second quarter of 2006.

Drug Development Strategy

A part of our integrated drug development strategy is to form creative alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. For example, certain of our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as MLT and vitamin-mediated oral drug delivery which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer development program. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to outlicense to, or co-develop with, marketing partners our current polymer therapeutic product candidates.

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner. We will, however, contract certain research and development, manufacturing and manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. We will continue to evaluate the most cost-effective methods to advance our programs and may build the infrastructure to do the work ourselves in order to achieve cost savings. Given the current cost containment and managed care environment both in the United States and overseas and the difficulty for a small company to effectively market its products, we do not currently plan to become a fully integrated pharmaceutical company.

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

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms for use in cancer chemotherapy, dermatology and oral disease are:

•      Synthetic Polymer Targeted Drug Delivery Technology;

•      Vitamin Mediated Targeted Delivery Technology;

•      Vitamin Mediated Oral Delivery Technology; and

•      Mucoadhesive Liquid Technology.

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

•      passive tumor targeting involves transporting anti-cancer agents through the bloodstream to tumor cells using a “carrier” molecule. Many different carrier molecules, which can take a variety of forms (micelles, nanoparticles, liposomes and polymers), are being investigated as each provides advantages such as specificity and protection of the anti-cancer drug from degradation due to their structure, size (molecular weights) and particular interactions with tumor cells. Our polymer platinate program is a passive tumor targeting technology.

•      active tumor targeting involves attaching an additional fragment to the anticancer drug and the carrier molecule to create a new “targeted” agent that will actively seek a complementary surface molecule to which it binds (preferentially located on the exterior of the tumor cells). The theory is that the targeting of the anti-cancer agent through active means to the affected cells should allow more of the anti-cancer drug to enter the tumor cell, thus amplifying the response to the treatment and reducing the toxic effect on bystander, normal tissue.

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

Our proprietary technology for oral drug delivery utilizes the body’s natural vitamin B12 (VB12) transport system in the gut. The absorption of VB12 in the intestine occurs by way of a receptor-mediated endocytosis. Initially, VB12 binds to intrinsic factor (IF) in the small intestine, and the VB12-IF complex then binds to the IF receptor on the surface of the intestine. Receptor-mediated endocytosis then allows the transport of VB12 across the gut wall. After binding to another VB12-binding protein, transcobalamin II (TcII), VB12 is transferred to the bloodstream.

Our scientists discovered that VB12 will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to VB12.  Thus VB12 serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules that are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to VB12. If the capacity of the VB12 transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to that VB12 is also attached. A further option, especially for drugs and macromolecules that are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with

VB12. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to ‘amplify’ delivery by transporting many molecules at one time due to the inherently large surface area.

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

Research Projects, Products and Products in Development

ACCESS DRUG PORTFOLIO

Compound	Originator	Licensing Partner	Indication	FDA Filing	Clinical Stage (1)
Cancer
Polymer Platinate (AP5346) (2)	Access – U London	—	Ovarian, Colorectal cancer	Clinical Development(3)	Phase II
Vitamin Targeted Therapeutics	Access	—	Anti-tumor	Research	Pre-Clinical
Other Products
MLT (Vipor™)	Access	—	Mucositis	510(k) (4)	Phase III
Oral Delivery System	Access	— (5)	Various	Research	Pre-Clinical

(1)   For more information, see “Government Regulation” for description of clinical stages.

(2)   Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

(3)   Clinical studies being conducted in Europe and US.

(4)   The product is considered as a device by the FDA. The 510(k) approval process provides for rapid approval based upon the prior approval of a predicate device.

(5)   Research collaboration agreement with Celltech Group plc., Hunter-Fleming Ltd., and a US corporation.

We begin the product development effort by screening and formulating potential product candidates, selecting an optimal active component, developing a formulation, and developing the processes and analytical methods. Pilot stability, toxicity and efficacy testing are conducted prior to advancing the product candidate into formal preclinical development.  Specialized skills are required to produce these product candidates utilizing our technology. We have a limited core internal development capability with significant experience in developing these formulations, but also depend upon the skills and expertise of our contractors.

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

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have one Phase I trial in process, one planned Phase I trial and two Phase II trials planned for this year subject to preliminary findings in other trials.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $2,783,000, $2,335,000 and $2,549,000 on research and development continued operations during the years 2005, 2004 and 2003, respectively.

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our broad intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patent protection for products under development and for new discoveries. Patent applications are filed with the U.S. Patent and Trademark Office and, when appropriate, with the Paris Convention’s Patent Cooperation Treaty (PCT) Countries (most major countries in Western Europe and the Far East) for our inventions and prospective products.

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

We have three patented vitamin-mediated targeted therapeutic technologies:

•      folate conjugates of polymer therapeutics, to enhance tumor delivery by targeting folate receptors, which are upregulated in certain tumor types with two U.S. and two European patent applications;

•      the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders with two U.S. patents and three U.S. and four European patent applications; and

•      oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation with six U.S. patents and two European patents and one U.S. and one European patent application.

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

Among the requirements for drug approval and testing is that the prospective manufacturer’s facilities and methods conform to the FDA’s Code of Good Manufacturing Practices regulations, which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

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

The process of forming the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period. In some cases, tests may have to be redone or new tests instituted to comply with FDA requests. Review by the FDA may also take considerable time and there is no guarantee that an New Drug Application (“NDA”) will be approved. Therefore, we cannot estimate with any certainty the length of the approval cycle.

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

Our principal competitors in the polymer area are Cell Therapeutics, Daiichi, Enzon, Polytherics Ltd,  and Inhale which are developing alternate drugs in combination with polymers. We believe we are the only company conducting clinical studies in the polymer drug delivery of platinum compounds. We believe that the principal current competitors to our polymer targeting technology fall into two categories: monoclonal antibodies and liposomes. We believe that our technology potentially represents a significant advance over these older technologies because our technology provides a system with a favorable pharmacokinetic profile.

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

Employees

As of March 30, 2006, we had five full time employees, three of whom have advanced scientific degrees. The number of full time staff represents a reduction from the number twelve months earlier. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our web site, www.accesspharma.com, our annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  These documents are also available through the SEC’s website at www.sec.gov certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access Pharmaceuticals, Inc., 2600 Stemmons Freeway, Suite 176, Dallas, TX 75207 attn: Investor Relations.

ITEM 1A. RISK FACTORS

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm, Grant Thornton LLP, for the fiscal year ended December 31, 2005 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed in this Form 10-K. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $66.2 million through December 31, 2005. Net losses for the years ended 2005, 2004 and 2003 were $1,700,000, $10,238,000 and $6,935,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months of 2005 was approximately $700,000 per month. We project our net cash burn rate for the next twelve months to be approximately $675,000 per month. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses (other than debt and interest obligations including the approximately $5 million of Senior Convertible notes due March 31, 2007, and approximately $4,015,000 of convertible notes which are required to be repaid in April 2007 and interest of $1,189,000 due September 2006) and capital requirements for twelve months. We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations. As a result of our history of losses and our liquidity position, our auditors have issued an audit report expressing significant doubt about our ability to remain a going concern.

We do not have operating revenue and we may never attain profitability.

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

To the extent that Cornell Capital Partners sells shares of our common stock issued under the SEDA to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Cornell Capital Partners may cause holders of our common stock to sell their shares, or it may encourage short sales of our common stock or other similar transactions. This could contribute to a decline in the stock price of our common stock.

At this time we are not be able to draw funds from the SEDA until an amendment to our registration statement relating to the SEDA is filed and declared effective by the SEC.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $5 million of Senior Convertible notes due March 31, 2007, and approximately $9.5 million of our Convertible Subordinated Notes of which $4.0 million is due in April 2007 and $5.5 million due is in September 2010.

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

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

•      some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;

•      our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;

•      it may be difficult to manufacture or market our drug candidates on a large scale;

•      proprietary rights of third parties may preclude us from marketing our drug candidates; and

•      third parties may market superior or equivalent drugs.

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

Our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships were terminated.

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

•      AP5346 is currently commencing a Phase II trial in Europe and has commenced a Phase II trial in the US.

•      AP5346 has been approved for an additional Phase I trial in the US by the FDA.

•      A mucoadhesive liquid technology product, Vipor™, will be the subject of a 510(k) device approval application in 2006.

•      Vitamin mediated delivery technology is currently in the pre-clinical phase.

•      We also have other products in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a NDA, for FDA or other regulatory review.

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

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans.  Preclinical or clinical trials of any of our future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, polymer platinate has taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

The following products may compete with polymer platinate:

•      Cisplatin, marketed by Bristol-Myers-Squibb, the originator of the drug, and several generic manufacturers;

•      Carboplatin, marketed by Bristol-Myers-Squibb in the US; and

•      Oxaliplatin, marketed exclusively by Sanofi-Synthelabo.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

•      Antigenics and Regulon are developing liposomal formulations; and

•      American Pharmaceutical Partners, Cell Therapeutics, Daiichi, Enzon and Debio are developing alternate drugs in combination with polymers and other drug delivery systems.

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

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

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

Lower prices for pharmaceutical products may result from:

•      third-party payers’ increasing challenges to the prices charged for medical products and services;

•      the trend toward managed health care in the United States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

•      legislative proposals to reform healthcare or reduce government insurance programs.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to 11 U.S. patents and to 11 U.S. patent applications now pending, and 4 European patents and 12 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•      AP5280 in 2021

•      AP5346 in 2021

•      Mucoadhesive technology, patents are pending

•      Vitamin mediated technology between 2006 and 2019

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

We are highly dependent upon the efforts of our senior management and scientific team, including our acting Chief Executive Officer, Rosemary Mazanet. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with David Nowotnik, PhD our Senior Vice President Research and Development, and Stephen Thompson, our Vice President and Chief Financial Officer, their employment may be terminated by them or us at any time. Mr. Thompson’s and Dr. Nowotnik’s agreements expire within one year and are extendable each year on the anniversary date. Dr. Mazanet is currently an employee at will. We do not have employment contracts with our other key personnel. We do not maintain any “key-man” insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

An investment in our common stock may be less attractive because it is not traded on a recognized public market.

In February, 2006, our common stock was de-listed from trading on AMEX, and currently trades on the “Pink Sheets.”  This is viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock.  The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.) and Heartland Advisors, Inc. each beneficially owned approximately 26.4% and 10.9%, respectively, of our common stock as of December 31, 2005.  SCO Capital Partners LLC, and its affiliates beneficially owned approximately 72.7% of our common stock as at March 30, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 17,651,040 shares of our common stock that are outstanding as of March 30, 2006, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in December 2006. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Dr. Rosemary Mazanet, M.D., Ph.D. 50, has been our acting Chief Executive Officer since May 2005. Dr. Mazanet is also CEO of Breakthrough Therapeutics, a privately held cancer company, and she holds other Board and advisory positions. She is the former Chief Scientific Officer and a General Partner of Oracle Partners, L.P. Prior to joining Oracle, Dr. Mazanet was the Director of Clinical Research at Amgen, Inc. She has 20 years experience in the pharmaceutical industry, and was trained as a Medical Oncologist/Hematologist in the Harvard Medical System, and holds an M.D. and Ph.D. from University of Pennsylvania.

David P. Nowotnik, Ph.D., 57, has been Senior Vice President Research and Development since January 2003 and had been Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Stephen B. Thompson, 52, has been Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock traded on the American Stock Exchange, or AMEX, from March 30, 2000 until January 31, 2006 under the trading symbol AKC. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by AMEX for fiscal years 2005 and 2004. On February 1, 2006 we began trading on the “Pink Sheets” under the trading symbol AKCA.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2005
First quarter	$3.66	$2.20
Second quarter	3.01	1.76
Third quarter	1.99	0.56
Fourth quarter	1.73	0.52

Fiscal Year Ended December 31, 2004
First quarter	$6.70	$5.01
Second quarter	8.00	5.25
Third quarter	6.55	2.25
Fourth quarter	5.90	2.81

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

The number of record holders of Access common stock at March 30, 2006 was approximately 3,000. On March 30, 2006, the closing price for the common stock as quoted on the Pink Sheets was $0.29. There were 17,651,040 shares of common stock outstanding at March 30, 2006.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 about shares of Common Stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders
2005 Equity Incentive Plan	250,000	1.09	450,000
1995 Stock Awards Plan	2,151,384	3.64	—
2001 Restricted Stock Plan	—	—	264,087

Equity compensation plans not approved by security holders
2000 Special Stock Option Plan	500,000	2.50	—
Total	2,901,384	3.22	714,087

The 2000 Special Stock Option Plan

The 2000 Special Stock Option Plan (the “Special Plan”) was adopted by the Board in October 2000. The Special Plan is a non-stockholder approved plan (as permitted under NASD rules and regulations applicable at the time of adoption by the Board). The Supplemental Plan is intended to be a broadly based plan within the meaning of NASD rules and regulations applicable at the time of adoption by the Board. The Special Plan is not intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The Special Plan allows for the issuance of up to 500,000 options to acquire the Company’s stock all of which have been issued. The purpose of the Special Plan is to encourage ownership of Common Stock by employees, consultants, advisors and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The Special Plan provides for the grant of non-qualified stock options to employees (including officers, directors, advisors and consultants). The Special Plan will expire in October 2010, unless earlier terminated by the Board.

Issuer Purchases of Equity Securities

None

ITEM 6.  SELECTED FINANCIAL DATA (In Thousands, Except for Net Loss Per Share) (1)

The following data has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K and prior audited consolidated financial statements of Access and notes thereto. The data should be read in conjunction with the “Selected Financial Data” and Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001

Consolidated Statement of Operations and Comprehensive Loss Data:
Total revenues	$—	$—	$—	$89	$—
Operating loss	(9,622)	(6,003)	(5,426)	(5,925)	(4,810)
Interest and miscellaneous income	100	226	279	594	1,451
Interest and other expense	(2,100)	(1,385)	(1,281)	(1,278)	(1,170)
Income tax benefit	4,067	—	—	—	—
Loss from continuing operations	(7,555)	(7,162)	(6,428)	(6,520)	(4,529)

Discontinued operations net of taxes $4,067 in 2005	5,855	(3,076)	(507)	(2,864)	(1,498)
Net loss	(1,700)	(10,238)	(6,935)	(9,384)	(6,027)

Common Stock Data:
Net loss per basic and diluted common share	$(0.10)	$(0.68)	$(0.52)	$(0.72)	$(0.47)
Weighted average basic and diluted common shares outstanding	16,187	15,162	13,267	13,104	12,857

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$474	$2,261	$2,587	$9,776	$20,126
Restricted cash	103	1,284	649	468	600
Total assets	7,213	11,090	11,811	19,487	25,487
Deferred revenue	173	1,199	1,184	1,199	508
Convertible notes, net of discount	7,636	13,530	13,530	13,530	13,530
Total liabilities	11,450	17,751	17,636	18,998	16,409
Total stockholders’ equity (deficit)	(4,237)	(6,661)	(5,825)	489	9,078

(1) This data has been adjusted for discontinued operations and sales of assets. The discontinued operations relate to the sale of our oral care and dermatology business to Uluru, Inc. and the closing and sale of the our Australian laboratory described more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview

We are an emerging pharmaceutical company focused on developing both novel product candidates based upon our technologies in oncology and oral drug delivery.

Together with our subsidiaries, we have proprietary patents or rights to four drug delivery technology platforms:

•      synthetic polymer targeted delivery,

•      vitamin mediated targeted delivery,

•      vitamin mediated oral delivery, and

•      mucoadhesive liquid technology.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2005, our accumulated deficit was $66,165,000.

Subsequent to the end of the period being reported on (December 31, 2005), the Company finalized an agreement with SCO and its affiliates. On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which it sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 19,318,184 shares of common stock of Access. Net proceeds to Access were $4.557 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO (see further discussion under “Liquidity and Capital Resources”).

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc, a private Delaware corporation, for up to $20.6 million to focus on our technologies in oncology and oral drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm (see further discussion under “Liquidity and Capital Resources”).

In March 2005 we finalized an agreement with Cornell Capital Partners and Highgate House Funds providing funding in the form of a Secured Convertible Debenture for net proceeds of approximately $2,360,000 (which was paid in October 2005), and an Equity Distribution Agreement under which the Company can draw up to $15,000,000 in working capital over a 2-year period (see further discussion under “Liquidity and Capital Resources”).

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

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Our total research spending for continuing operations for the year ended December 31, 2005 was $2,783,000, as compared to $2,335,000 in 2004, an increase of $448,000. The increase in expenses was the result of Phase II start-up costs including manufacturing and clinical costs for AP5346 polymer platinate clinical trials ($674,000) and other net costs ($20,000) offset by lower salary costs due to cutbacks in scientific staff ($246,000).

Our total general and administrative expenses were $4,638,000 for 2005, an increase of $1,439,000 over 2004 expenses of $3,199,000, due to:

•            Expenses due to the separation agreement with our former CEO ($909,000);

•            Professional fees for investment banking and financing decisions ($397,000);

•            Higher legal fees due to changes in our convertible debt and legal fees associated with merger candidates ($161,000);  and

•            Royalty license fee ($150,000).

The increases in general and administrative expenses is offset by:

•            Lower investor relations costs ($90,000);

•            Lower patent expenses ($61,000); and

•            Lower net other increases ($27,000).

Depreciation and amortization was $333,000 in 2005 as compared to $469,000 in 2004, a decrease of $136,000 due to the impairment of a license which is no longer effective ($109,000) plus lower depreciation.

In addition we wrote off our goodwill in 2005 of $1,868,000 following an impairment analysis.

Our loss from continuing operations in 2005 was $9,622,000 as compared to a loss of $6,003,000 in 2004.

Interest and miscellaneous income was $100,000 for 2005 as compared to $226,000 for 2004, a decrease of $126,000, relating to interest income due to lower cash balances in 2005 as compared with 2004.

Interest and miscellaneous expense was $2,100,000 for 2005 as compared to $1,385,000 for the same period in 2004, an increase of $715,000. The increase was due to repayment of the secured convertible notes and contractually accelerated interest and penalty and due to amortization of the discount on the extension of the convertible note.

Net loss for 2005 was $1,700,000, or a $0.10 basic and diluted loss per common share compared with a loss of $10,238,000, or a $0.68 basic and diluted loss per common share, for 2004.

Discontinued Operations

In October 2005 we sold our oral/topical care business to Uluru, Inc. for a gain of $12,891,000 less $4,067,000 tax expense and we closed down our Australian operations. The loss from discontinued operations of our oral/topical care business and our Australian operation was $2,969,000.

Our focus will be developing unique polymer linked cytotoxics for use in the treatment of cancer and other diseases states. Our lead product AP5346 is in Phase II clinical testing. The Company also has other advanced drug delivery technologies including vitamin-mediated targeted delivery and oral care drug delivery. We do not have any agreements which provide for near term revenues. Our expenses for salaries and rent are reduced from prior years. Our clinical development expenses may be higher than previous years.

Comparison of Years Ended December 31, 2004 and 2003

Our total research spending for continuing operations for the year ended December 31, 2004 was $2,335,000, as compared to $2,549,000 in 2003, a decrease of $214,000. The decrease in expenses was the result of lower costs for the AP5280 and AP5346 polymer platinate clinical trials ($374,000) of which the AP5280 trial was completed in 2003 and other net increases ($160,000).

Our total general and administrative expenses were $3,199,000 for 2004, an increase of $685,000 over 2003 expenses of $2,514,000,  due to:

•            higher professional fees and expenses ($339,000) principally due to increased accounting and legal fees associated with compliance with the Sarbanes-Oxley Act, new contracts and legal proceedings;

•            higher business consulting expenses for new business development activities ($88,000);

•            higher fees for a healthcare consultant review ($133,000);

•            higher patent and license expenses ($51,000);

•            higher salary and related expense ($63,000); and

•            other net increases ($11,000).

Depreciation and amortization was $469,000 in 2004 as compared to $363,000 in 2003, an increase of $106,000 due to the impairment of a license which is no longer effective ($109,000) offset by lower depreciation ($3,000).

Our loss from continuing operations in 2004 was $6,003,000 as compared to a loss of $5,426,000 in 2003.

Interest and miscellaneous income was $226,000 for 2004 as compared to $279,000 for 2003, a decrease of $53,000. The decrease in interest income due to lower cash balances and lower interest rates in 2004 as compared with 2003.

Interest and miscellaneous expense was $1,385,000 for 2004 as compared to $1,281,000 for the same period in 2003, an increase of $104,000. The expense to record an impairment in investment $112,000 and the change in interest expense was $8,000.

The loss of our discontinued operations of our oral/topical care business and our Australian operation was $3,076,000 in 2004 and a loss of $507,000 in 2003, an increased loss of $2,569,000. The increased loss of $2,280,000, primarily miscellaneous income, was due to a one time payment in 2003 associated with a settlement agreement with Block Drug Company. The remainder of the loss was due to higher production and testing costs for Aphthasol® and OraDisc™ and higher expenses in the Australian operations.

Net loss for 2004 was $10,238,000, or a $0.68 basic and diluted loss per common share compared with a loss of $6,935,000, or a $0.52 basic and diluted loss per common share, for 2003.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of December 31, 2005 our cash and cash equivalents and short-term investments were $474,000 and our working capital was $1,345,000. Our working capital at December 31, 2005 represented an increase of $8,738,000 as compared to our working capital as of December 31, 2004 of $(7,393,000). The increase in working capital was due mainly to the pay-off of $4,015,000 of convertible notes, the restructuring and change in the maturity date, to April 28, 2007, of another $4,015,000 convertible note and the receipt of $8.7 million dollars from the sale of the oral/topical care assets to Uluru.

As of December 31, 2005, the Company did not have enough capital to achieve its near, medium or long-term goals. Subsequent to that date, the Company reached an agreement which management believes will provide sufficient capital to achieve its short-term goals, and depending upon results may provide sufficient capital to meet its long-term goals. As of March 30, 2006 the Company had cash and cash equivalents of approximately $3.6 million.

SCO Capital Partners LLC - Notes and Warrants

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 19,318,184 shares of common stock of Access. Net proceeds to Access were $4.557 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $0.22 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible.  Each warrant has an exercise price of $0.264 per share and is exercisable at any time prior to February 16, 2012.  In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 72.7% of the voting securities of Access.

In connection with the sale and issuance of notes and warrants, Access entered into an investors rights agreement whereby it granted SCO the right to designate two individuals to serve on the Board of Directors of Access while the notes are outstanding, and also granted registration rights with respect to the shares of common stock of Access underlying the notes and warrants. SCO designated Jeffrey B. Davis and Mark J. Alvino to the Board of Directors, and on March 13, 2006 Messrs, Davis and Alvino were appointed to the Board of Directors.

Uluru, Inc. – Sale of Oral/Topical Care Assets

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc, a private Delaware corporation, for up to $20.6 million to focus on our technologies in oncology and oral drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees of the Company, and five employees remained with Access after the sale transaction. Throughout a transition period agreed to by the parties, Uluru leased space from the Company at its Dallas, TX headquarters.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive $3.7, and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

The upfront payment of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital Partners and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates are expected to reduce our burn rate substantially.

Restructuring Convertible Notes

On November 9, 2005 we announced the restructuring and partial repayment of our 7.0% convertible promissory notes due September 13, 2005.

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April 28, 2007, with the conversion price being reduced from $5.50 per share to $1.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days.

There is also a provision to allow for a minimum price for conversion in the event of a change of control of the Company. This modification resulted in us recording additional debt discount of $2.1 million, which will be acreted to interest expense to the revised maturity date.

The Company was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D. Kaltenbacher), so settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

The third noteholder, holding $5.5 million worth of convertible notes agreed to amend its notes to a new maturity date, September 13, 2010 and elected to have the 2005 interest of $423,000 to be paid on September 13, 2006. The delayed interest will earn interest at a rate of 7.7%.

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

Cornell Capital Partners Standby Equity Distribution Agreement and Securities Purchase Agreement

On March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the our common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued at $500,000 and recorded as Debt issuance costs and such costs are amortized as the SEDA is accessed. As of December 31, 2005 we have accessed $600,000 of the SEDA and $20,000 of the Debt issuance costs were charged to additional paid-in capital. The Company currently cannot access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

In addition, on March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Debentures from the Company (net proceeds to the Company of $2,360,000). The Secured Convertible Debentures accrue interest at a rate of 7% per year and were to mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured Convertible Debenture had not been converted to common stock. The Secured Convertible Debenture was convertible into the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to $4.00. The Secured Convertible Debentures were secured by all of the assets of the Company. The Company had the right to redeem the Secured Convertible Debentures upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company issued to the holders an aggregate of 50,000 shares of common stock of the Company. The Secured Convertible Notes were paid in full on October 12, 2005 in conjunction with the sale of our oral care assets.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2005 of $66,165,000. We expect that our capital resources as of March 31, 2006, together with receivables due from Uluru, Inc. will be adequate to fund our current level of operations for twelve months excluding any obligation to repay the convertible notes and the debt service on the convertible notes. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our Convertible Notes due in March and April 2007. Our financing plan through the sales of equity or use of the SEDA are expected to provide the resources to repay such notes. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•      the successful commercialization of AP5346 and our other product candidates;

•      the ability to convert, repay or restructure our outstanding convertible notes and debentures;

•      the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

•      continued scientific progress in our research and development programs;

•      the magnitude, scope and results of preclinical testing and clinical trials;

•      the costs involved in filing, prosecuting and enforcing patent claims;

•      the costs involved in conducting clinical trials;

•      competing technological developments;

•      the cost of manufacturing and scale-up;

•      the ability to establish and maintain effective commercialization arrangements and activities; and

•      successful regulatory filings.

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

	Twelve Months ended December 31,		Inception To
Project	2005	2004	Date (1)
Polymer Platinate (AP5280 and AP5346)	$2,653	$2,177	$17,611
Mucoadhesive Liquid Technology (MLT)	—	51	1,480
Others (2)	130	107	5,044
Total	$2,783	$2,335	$24,135

(1)   Cumulative spending from inception of the Company or project through December 31, 2005.

(2)   The following projects are among the ones included in this line item:  Vitamin Mediated Targeted Delivery, carbohydrate targeting, amlexanox cream and gel and other related projects.

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

We plan to continue our policy of investing any available funds in certificates of deposit, money market funds, government securities and investment-grade interest-bearing securities. We do not invest in derivative financial instruments.

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

Receivables

Due to our sale of assets in October 2005 we have $4.7 million in receivables due from Uluru, Inc. The receivables at December 31, 2005 are $4.3 million reflecting their net present value. Management believes that the receivables are collectible.

Asset Impairment

On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test on our recorded intangible assets that consisted primarily of acquisition related goodwill and license intangibles. We also performed an annual impairment test in the fourth quarter of 2005. The analysis compared the Company’s market capitalization with net asset value resulting in an impairment charge in 2005 of $1,868,000.

Our intangible assets at December 31, 2005 consist primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test at least on an annual basis or when indications of impairment exist. At December 31, 2005, management believes no impairment of our intangible assets exists.

Based on an assessment of our accounting policies and underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other general factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flows. The impairment tests involve judgment on the part of management as to the value of goodwill, licenses and intangibles.

Recent Accounting Pronuncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  In April 2005, the SEC postponed the effective date of SFAS 123(R) until the fiscal year beginning after June 15, 2005.  In March 2005, the SEC staff issued guidance on SFAS 123(R).  Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).  The Company will adopt SFAS 123R in the first quarter of 2006.  Management estimates that the Company’s net loss for 2006 will increase by approximately $153,000 due to non-cash stock compensation in accordance with SFAS 123(R), which excludes any grants in 2006 which have not been approved.  However, management expects that actual results may differ due to differences and changes in components of the calculation during the 2006 fiscal year.  See Note 1 for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Off-Balance Sheet Transactions

None

Contractual Obligations

The Company’s contractual obligations as of December 31, 2005 are set forth below.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years

Long-Term Debt Obligations	$9,515,000	$—	$9,515,000
Interest	2,645,000	1,189,000	1,456,000
Lease Obligations	3,000	3,000	—

Total	$12,163,000	$1,192,000	$10,971,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest any excess cash in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $1,000. The estimated effect assumes no changes in our short-term investments from December 31, 2005. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Form 10-K on pages F-1 through F-20. Reference is made to Item 15 of this Form -10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective for the reasons discussed below to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our independent registered public accounting firm has communicated to our audit committee two material weaknesses regarding our internal controls over financial reporting.

•      A material weakness with respect to the inadequacy of staffing in our financial reporting function that resulted in our inability to record, process, summarize and report within the time periods specified in the Securities and Exchange Commission’s rules and forms. This material weakness resulted in adjustments to our financial statements for the year ended December 31, 2005, relating to the accounting for debt modifications and the accounting for and presentation of discontinued operations.

•      A material weakness relating to the lack of segregation of duties over the initiation, authorization, recording and reporting of transactions and the preparation and review of financial statements. This material weakness did not result in audit adjustments for the year ended December 31, 2005, but could result in audit adjustments in future periods.

(b) Management’s annual report on internal control over financial reporting.

Not applicable.

(c) Attestation report of the Independent Registered Public Accounting Firm.

Not applicable.

(d) Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Management’s disclosure on remediation.

Management is taking the necessary steps to correct the two material weaknesses discussed above. Management is hiring a staff accountant to prepare financial statements and add a level to the segreation of duties. We beleive that these actions will make our disclosure controls and procedures effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Reports of Beneficial Ownership. The information required by this item with respect to directors (including with respect to the audit committee of our Board of Directors) and reports of beneficial ownership will be contained in our definitive Proxy Statement (“Proxy Statement”) for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than May 1, 2006 (or will file an amendment to this Form 10-K to include such information).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.accesspharma.com under the heading “Investor Information”. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. Access shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX  75207.

Our corporate governance guidelines and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors are available on our website at www.accesspharma.com under the heading “Investor Information”. Access shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX  75207.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements. The following financial statements are submitted as part of this report:

Report of Registered Independent Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Loss for 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity (Deficit) for 2005, 2004 and 2003
Consolidated Statements of Cash Flows for 2005, 2004 and 2003
Notes to Consolidated Financial Statements

b.      Financial Statement Schedules

No financial statement schedules are included because they are not required or the information is included in the financial statements or notes thereto.

c.      Exhibits

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

10.0		Material contracts:
*10	.1	1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)
10.2		Lease Agreement between Pollock Realty Corporation and us dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

Exhibit Number
10.3

Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November 19, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

*10	.4	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.19 of our Form 10-K for the year ended December 31, 1999)
*10	.5	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10K for the year ended December 31, 1999)
*10	.6	2000 Special Stock Option Plan and Agreement (Incorporated by reference to Exhibit 10.24 of our Form 10-Q for the quarter ended September 30, 2000)
10.7		Form of Convertible Note (Incorporated by reference to Exhibit 10.24 of our Form 10-Q for the quarter ended September 30, 2000)
10.8		Supplemental Lease Agreement between Pollock Realty Corporation and us dated February 9, 2002. (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended June 30, 2002)
10.9

Rights Agreement, dated as of October 31, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated October 19, 2001)

*10	.10	2001 Restricted Stock Plan (incorporated by reference to Appendix A of our Proxy Statement filed on April 16, 2001)
10.11		Supplemental Lease Agreement between Pollock Realty Corporation and us dated September 15, 2002. (Incorporated by reference to Exhibit 10.24 of our Form 10-K for the year ended December 31, 2001)
10.12		Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31, 2001)
10.13		2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005
10.14

Standby Equity Distribution Agreement, dated as of March 30, 2005 by and between us and Cornell Capital Partners, LP (Incorporated by reference to Exhibit 10.27 of our Form 10-Q for the quarter ended March 31, 2005)

10.15		Securities Purchase Agreement, dated a of March 30, 2005 by and between us and Buyers (Incorporated by reference to Exhibit 10.28 of our Form 10-Q for the quarter ended March 31, 2005)
10.16		Secured Convertible Notes dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.29 of our Form 10-Q for the quarter ended March 31, 2005)
10.17		Investor Rights Agreement dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.30 of our Form 10-Q for the quarter ended March 31, 2005)
10.18		Security Agreement dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.31 of our Form 10-Q for the quarter ended March 31, 2005)
10.19		Pledge and Escrow Agreement dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.32 of our Form 10-Q for the quarter ended March 31, 2005)
10.20		Escrow Agreement dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.33 of our Form 10-Q for the quarter ended March 31, 2005)
10.21		Registration Rights Agreement dated as of March 30, 2005 (Incorporated by reference to Exhibit 10.33 of our Form 10-Q for the quarter ended March 31, 2005)
10.22		Separation Agreement, dated as of May 10, 2005 by and between us and Kerry P. Gray
*10	.23	Letter Agreement, dated as of May 11, 2005 by and between us and Dr. Rosemary Mazanet
*10	.24	Employment Agreement, dated as of June 1, 2005 by and between us and Stephen B. Thompson
10.25		Sale Agreement, dated as of October 12, 2005, by and between us and Uluru, Inc.
10.26		License Agreement, dated as of October 12, 2005, by and between us and Uluru, Inc.
10.27		Rights Agreement, as amended, dated as of October 31, 2005 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent
10.28

Amendment to 7% (Subject to Adjustment) Convertible Promissory Notes Due September 13, 2005, dated as of November 3, 2005, by and between us and Oracle Partners LP, Oracle Institutional Holders LP, SAM Oracle Investments Inc. and Oracle Offshore Ltd.

21	Subsidiaries of the registrant
23	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15(c) of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date	April 25, 2006	By:	/s/ Rosemary Mazanet
Rosemary Mazanet, M.D., Ph.D.
acting Chief Executive Officer

Date	April 25, 2006	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	April 25, 2006	By:	/s/ Rosemary Mazanet
Rosemary Mazanet, M.D., Ph.D.
acting Chief Executive Officer

Date	April 25, 2006	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date	April 25, 2006	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date	April 25, 2006	By:	/s/ Stuart M. Duty
Stuart M. Duty, Director

Date	April 25, 2006	By:	/s/ J. Michael Flinn
J. Michael Flinn, Director

Date	April 25, 2006	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date	April 25, 2006	By:	/s/ Max Link
Max Link, Director

Date	April 25, 2006	By:	/s/ Herbert H. McDade, Jr.
Herbert H. McDade, Jr., Director

Date	April 25, 2006	By:	/s/ John J. Meakem
John J. Meakem, Jr., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Access Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc., as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has incurred significant losses in each of the three years in the period ended December 31, 2005 in the amounts of $1.7 million, $10.2 million, and $6.9 million, respectively; the Company’s total liabilities exceeded its total assets by $4.2 million at December 31, 2005; and, its operating cash flows were negative $7.3 million and negative $8.4 million for the years ended December 31, 2005 and 2004, respectively. These matters, among others described in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Dallas, Texas

April 25, 2006

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$349,000	$1,775,000
Short term investments, at cost	125,000	486,000
Receivables	4,488,000	77,000
Inventory	—	—
Prepaid expenses and other current assets	197,000	822,000
Total current assets	5,159,000	3,160,000

Assets relating to discontinued operations	—	2,974,000

Property and equipment, net	300,000	464,000

Debt issuance costs, net	—	130,000

Patents, net	1,046,000	1,214,000

Licenses, net	75,000	125,000

Goodwill, net	—	1,868,000

Restricted cash and other assets	633,000	1,155,000

Total assets	$7,213,000	$11,090,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,883,000	$1,728,000
Accrued interest payable	652,000	311,000
Deferred revenues	173,000	173,000
Current portion of long term debt	106,000	8,341,000
Total current liabilities	3,814,000	10,553,000

Liabilities relating to discontinued operations	—	1,595,000

Long-term debt, net of discount $1,879,000 in 2005	7,636,000	5,603,000

Total liabilities	11,450,000	17,751,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock - $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized 50,000,000 shares; issued, 17,640,540 at December 31, 2005 and 15,524,734 at December 31, 2004	176,000	155,000
Additional paid-in capital	62,801,000	59,010,000
Notes receivable from stockholders	(1,045,000)	(1,045,000)
Unamortized value of restricted stock grants	—	(309,000)
Treasury stock, at cost – 819 shares	(4,000)	(4,000)
Accumulated other comprehensive loss	—	(3,000)
Accumulated deficit	(66,165,000)	(64,465,000)
Total stockholders’ deficit	(4,237,000)	(6,661,000)

Total liabilities and stockholders’ deficit	$7,213,000	$11,090,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2005	2004	2003

Expenses
Research and development	$2,783,000	$2,335,000	$2,549,000
General and administrative	4,638,000	3,199,000	2,514,000
Depreciation and amortization	333,000	469,000	363,000
Write off of goodwill	1,868,000	—	—
Total expenses	9,622,000	6,003,000	5,426,000

Loss from operations	(9,622,000)	(6,003,000)	(5,426,000)

Interest and miscellaneous income	100,000	226,000	279,000
Interest and other expense	(2,100,000)	(1,385,000)	(1,281,000)
	(2,000,000)	(1,159,000)	(1,002,000

Loss from operations before tax benefit	(11,622,000)	(7,162,000)	(6,428,000)
Income tax benefit	4,067,000	—	—
Loss from operations	(7,555,000)	(7,162,000)	(6,428,000)

Discontinued operations, net of taxes of $4,067,000 in 2005	5,855,000	(3,076,000)	(507,000)

Net loss	$(1,700,000)	$(10,238,000)	$(6,935,000)

Basic and diluted loss per common share
Loss from continuing operations allocable to common stockholders	$(0.46)	$(0.48)	$(0.48)
Discontinued operations	0.36	(0.20)	(0.04)
Net income allocable to common stockholders	$(0.10)	$(0.68)	$(0.52)

Weighted average basic and diluted common shares outstanding	16,187,440	15,162,256	13,266,733

Net loss	$(1,700,000)	$(10,238,000)	$(6,935,000)
Other comprehensive loss		—	—
Foreign currency translation adjustment	3,000	(17,000)	28,000
Comprehensive loss	$(1,697,000)	$(10,255,000)	$(6,907,000)

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in	Notes receivable from	Unamortized value of restricted	Treasury	Accumulated other comprehensive income	Accumulated
	Shares	Amount	capital	stockholders	stock grants	stock	(loss)	deficit
Balance, January 1, 2003	13,159,000	$132,000	$48,989,000	$(1,045,000)	$(277,000)	$(4,000)	$(14,000)	$(47,292,000)
Common stock issued for cash exercise of warrants and options	103,000	1,000	266,000	—	—	—	—	—
Common stock issued for cashless exercise of warrants	80,000	1,000	(1,000)	—	—	—	—	—
Warrants issued	—	—	233,000	—	—	—	—	—
Issuance of restricted stock grants	55,000	—	110,000	—	(111,000)	—	—	—
Other comprehensive income	—	—	—	—	—	—	28,000	—
Amortization of restricted stock grants	—	—	—	—	94,000	—	—	—
Net loss	—	—	—	—	—	—	—	(6,935,000)
Balance, December 31, 2003	13,397,000	134,000	49,597,000	(1,045,000)	(294,000)	(4,000)	14,000	(54,227,000)

Common stock issued for cash, net of offering costs	1,789,000	18,000	8,998,000	—	—	—	—	—
Common stock issued for cash exercise of warrants and options	117,000	1,000	282,000	—	—	—	—	—
Common stock issued for cashless exercise of warrants	210,000	2,000	(2,000)	—	—	—	—	—
Issuance of restricted stock grants	12,000	—	135,000	—	(135,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(17,000)	—
Amortization of restricted stock grants	—	—	—	—	120,000	—	—	—
Net loss	—	—	—	—	—	—	—	(10,238,000)
Balance, December 31, 2004	15,525,000	155,000	59,010 000	(1,045,000)	(309,000)	(4,000)	(3,000)	(64,465,000)

Common stock issued, net of offering costs	1,184,000	12,000	1,109,000	—	—	—	—	—
Common stock issued for payment of interest	951,000	9,000	609,000	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	3,000	—
Discount on convertible note extension	—	—	2,109,000	—	—	—	—	—
Amortization and forfeiture of restricted stock grants	(19,000)	—	(36,000)	—	309,000	—	—	—
Net loss	—	—	—	—	—	—	—	(1,700,000)
Balance, December 31, 2005	17,641,000	176,000	62,801,000	(1,045,000)	—	(4,000)	—	(66,165,000)

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(1,700,000)	$(10,238,000)	$(6,935,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued in payment of consulting expenses	—	—	57,000
Loss on sale Australia assets	208,000	—	—
Impairment of investment	—	112,000	—
Write off of goodwill	1,868,000	—	—
Amortization of restricted stock grants	309,000	120,000	94,000
Stock issued for compensation	42,000	—	—
Stock issued for interest	618,000	—	—
Depreciation and amortization	570,000	773,000	621,000
Amortization of debt costs and discounts	695,000	183,000	183,000
Gain on sale of assets	(12,891,000)	—	—
Change in operating assets and liabilities:
Receivables	622,000	358,000	47,000
Inventory	104,000	60,000	353,000
Prepaid expenses and other current assets	817,000	(195,000)	130,000
Accounts payable and accrued expenses	490,000	401,000	(689,000)
Accrued interest payable	341,000	—	—
Deferred revenues	606,000	15,000	(15,000)
Net cash used in operating activities	(7,301,000)	(8,411,000)	(6,154,000)

Cash flows from investing activities:
Capital expenditures	(28,000)	(221,000)	(336,000)
Proceeds from sale of equipment	335,000	—	—
Proceeds from sale of patents	974,000	—	—
Proceeds from sale of oral/topical care assets	7,391,000	—	—
Restricted cash and other assets	684,000	(666,000)	(209,000)
Redemptions of short-term investments and certificates of deposit, net	361,000	1,374,000	6,472,000
Net cash provided by investing activities	9,717,000	487,000	5,927,000

Cash flows from financing activities:
Payments of notes payable	(407,000)	(310,000)	(784,000)
Payment of secured notes payable and convertible notes	(6,648,000)	—	—
Proceeds from secured notes payable	2,633,000	—	—
Proceeds from stock issuances, net of costs	577,000	9,299,000	266,000
Net cash provided by (used in) financing activities	(3,845,000)	8,989,000	(518,000)

Net increase (decrease) in cash and cash equivalents	(1,429,000)	1,065,000	(745,000)
Effect of exchange rate changes on cash and cash equivalents	3,000	(17,000)	28,000
Cash and cash equivalents at beginning of year	1,775,000	727,000	1,444,000
Cash and cash equivalents at end of year	$349,000	$1,775,000	$727,000

Cash paid for interest	$445,000	$1,073,000	$1,281,000

Supplemental disclosure of noncash transactions
Value of restricted stock grants	—	135,000	111,000
Assets acquired under capital leases	—	59,000	126,000
Common stock issued for SEDA and Secured Convertible Notes	502,000	—	—
Discount on convertible note extension	2,109,000	—	—

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2005

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Access Pharmaceuticals, Inc. is an emerging pharmaceutical company engaged in the development of novel therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms. Our efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. Cash and cash equivalents consist primarily of cash in banks, money market funds and short-term corporate securities. We invest any excess cash in government and corporate securities. All other investments are reported as short-term investments.

Short-term Investments

Short-term investments consist of certificates of deposit. All short term investments are classified as held to maturity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Research and Development Expenses

Pursuant to SFAS No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, development cost, clinical trial expense, outside manufacturing and consulting. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent their realization is in doubt.

Loss Per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the periods. If not for the losses, 6,754,325, 5,405,045 and 5,570,611 shares would have been included in the diluted per share computation in 2005, 2004 and 2003, respectively.

Exchange Rate Translation

For international operations, local currencies have been determined to be the functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in Shareholders’ equity. We translate statement of income accounts at average rates for the period. Transaction adjustments are recorded in Other (income)/expense.

Because we closed our Australian operations in 2005, $44,000 of foreign currency translation adjustment was included as a component of discontinued operations in 2005.

Restricted Cash

Restricted cash is cash that is or may be committed for a particular purpose. We have restricted cash in 2005 as collateral for a note payable of $103,000; in 2004 we had restricted cash of $839,000 for a deferred license agreement, $233,000 as collateral for a note payable and $213,000 for rent guarantees for a manufacturing agreement and laboratory rent.

Intangible Assets

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent. We recognize the purchase cost of licenses and amortize them over their estimated useful lives.

The Company operates in a single segment. In 2005, the Company wrote off its goodwill as determined by comparing the Company’s market capitalization with its net asset value resulting in an impairment charge of $1,868,000. In 2005, the Company sold one of its patents for $974,000 and the Company believes the fair value of the remaining patent based on discounted cash flow analysis exceeds the carry values. In 2004, the Company determined that one of its licenses was no longer useful for its current business focus and expensed $109,000 for the license net of amortization and royalty payable.

Intangible assets consist of the following (in thousands):

	December 31, 2005		December 31, 2004		December 31, 2003
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets
Patents	$1,680	$634	$3,179	$864	$3,179	$527
Licenses	500	425	500	375	830	463
Total	$2,180	$1,059	$3,679	$1,239	$4,009	$990
Intangible assets not subject to amortization Goodwill	$—	$—	$2,464	$596	$2,464	$596

Amortization expense related to intangible assets totaled $345,000, $420,000 and $421,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2005 is as follows (in thousands):

2006	$218
2007	193
2008	168
2009	168
2010	168
Thereafter	206

Total	$1,121

Stock-Based Compensation

We account for our stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which recognizes the fair value of all stock-based awards on the date of grant.

At December 31, 2005 we had two stock-based employee compensation plans, which are described more fully in Note 10. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 31,
	2005	2004	2003

Net loss
As reported	$(1,700,000)	$(10,238,000)	$(6,935,000)
Pro forma stock option expense	(750,000)	(738,000)	(1,232,000)
Pro forma	(2,450,000)	(10,976,000)	(8,167,000)
Basic and diluted loss per share
As reported	$(0.10)	$(.68)	$(.52)
Pro forma stock option expense	(0.06)	(.05)	(.09)
Pro forma	$(0.16)	$(.73)	$(.61)

The effect of our outstanding options and warrants are anti-dilutive when we have a net loss. The fully diluted shares are:

	December 31,
	2005	2004	2003
Fully diluted shares	22,941,765	20,567,301	18,837,344

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Recent Accounting Pronouncement

On December 16, 2004, the FASB issued FAS 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95”, (FAS 123R) which is effective for public companies at the beginning of their first fiscal year that begins after June 15, 2005. We will be required to implement the proposed standard on January 1, 2006. We intend to apply the modified prospective basis to adopt this standard. FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We expect to recognize $153,000 in stock based compensation in 2006 resulting from the adoption of FAS 123R.

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

We tested intangible assets for impairment based on estimates of fair value. It is at least reasonably possible that the estimates used by us will be materially different from actual amounts. These differences could result in the impairment of all or a portion of our intangible assets, which could have a materially adverse effect on our results of operations.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, short-term investments and accounts payable approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company’s note receivable from Uluru, Inc. and long-term debt because quoted market prices do not exist and there were no available securities with similar terms to use as a basis to value these instruments.

NOTE 2 – LIQUIDITY

The Company incurred significant losses from continuing operations of $7.6 million for the year ended December 31, 2005 and $7.2 million for the year ended December 31, 2004. Additionally, at December 31, 2005, we have working capital of $1.3 million. As of December 31, 2005, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements. As described below, in February 2006, we entered into financing arrangements and together with amounts due to us in October from the sale of our oral/topical care business to Uluru, Inc. we believe that these funds will allow us to support our working capital and operating requirements for twelve months. We do not have funds to pay the obligations which are due in March and April 2007 and will have to raise more funds or attempt to restructure the convertible notes.

SCO Capital Partners LLC Note and Warrant Purchase Agreement

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5.0 million of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 19,318,184 shares of common stock of Access. Net proceeds to Access were $4.557 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”).

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $0.22 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible. Each warrant has an exercise price of $0.264 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 73% of the voting securities of Access.

In connection with its sale and issuance of notes and warrants, Access entered into an investors rights agreement whereby it granted SCO the right to designate two individuals to serve on the Board of Directors of Access while the notes are outstanding, and also granted registration rights with respect to the shares of common stock of Access underlying the notes and warrants.

Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners

On March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of the Company’s common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued at $500,000 and recorded as debt issuance costs and such costs are amortized as the SEDA is accessed. As of December 31, 2005 we have accessed $600,000 of the SEDA and $20,000 of the Debt issuance costs were charged to additional paid-in capital. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

The Company believes that based on the funds available from the agreements referred to above the Company will have the ability to pay obligations as they come due in 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell’s payments for consulting services, expense reimbursements and warrants are as follows:

	Consulting	Expense		Exercise	Fair
Year	Fees	Reimbursement	Warrants	Price	Value

2005	$79,000	$5,000	—	$—	$—
2004	58,000	9,000	—	—	—
2003	60,000	6,000	30,000	3.00	30,000

See Note 9 for a discussion of our Restricted Stock Purchase Program.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2004

Laboratory equipment	$1,090,000	$2,208,000
Laboratory and building improvements	167,000	167,000
Furniture and equipment	138,000	204,000
	1,395,000	2,579,000
Less accumulated depreciation and amortization	1,095,000	1,539,000

Net property and equipment	$300,000	$1,040,000

Depreciation and amortization on property and equipment was $225,000, $244,000, and $200,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($14,000 in 2005; $13,000 in 2004; and $12,000 in 2003) and to have the amount of such reduction contributed to the 401(k) Plan. We have a 401(k) matching program whereby we contribute for each dollar a participant contributes a like amount, with a maximum contribution of 2% of a participant’s earnings. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $31,000 in 2005; $46,000 in 2004; and $45,000 in 2003.

NOTE 6 – DISCONTINUED OPERATIONS

In October 2005 we sold our oral/topical care business to Uluru, Inc. for up to $20.6 million. At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

In September 2006 we closed our Australian laboratory and office, keeping the vitamin B12 technology.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented. In accordance with SFAS No. 144, the operating results of these assets, along with the gain on sale, have been presented as discontinued operations for all periods presented.

	2005	2004	2003
Revenues	$781,000	$549,000	$1,295,000

Expenses
Cost of product sales	(1,012,000)	(239,000)	(277,000)
Research and development	(2,501,000)	(3,082,000)	(3,547,000)
Depreciation and amortization	(237,000)	(304,000)	(258,000)
Total expenses	(3,750,000)	(3,625,000)	(4,082,000)

Interest and miscellaneous income	—	—	2,280,000

Loss for discontinued operations	(2,969,000)	(3,076,000)	(507,000)

Gain on sale of assets	12,891,000	—	—
Tax expense	(4,067,000)	—	—

Discontinued operations	$5,855,000	$(3,076,000)	$(507,000)

We previously had licenses for the Oral/Topical assets. These licenses were sold to Uluru, Inc. in October 2005. In the Asset Sale Agreement between us and Uluru certain refunds and receipts were incurred before the date of sale and were assigned to either to us or to Uluru. We have $173,000 recorded as a deferred gain on the sale until such time as approvals are received.

Assets relating to discontinued operations as of December 31, 2004 are as follows:

Accounts receivable	$714,000
Inventory	125,000
Prepaid expenses	271,000
Property and equipment, net	576,000
Patents, net	1,101,000
Restricted cash	187,000
Total	$2,974,000

Liabilities relating to discontinued operations as of December 31, 2004 are as follows:

Accounts payable	$403,000
Deferred revenues	1,026,000
Current portion of long-term debt	76,000
Long term debt	90,000

Total	$1,595,000

NOTE 7 – DEBT

On September 20, 2001, we completed a $600,000 installment loan with a bank. The balance at December 31, 2005 is $103,000. The loan was used to purchase capital equipment and for leasehold improvements to expand our laboratory and office space. The loan is due in 60 equal installments, including interest at 6.5%. The loan is secured by a $103,000 certificate of deposit classified as an other asset at December 31, 2005.

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. One investor was repaid in 2005, $4,015,000. Our other convertible notes are due in two parts. The notes bear interest at 7.7% per annum with $733,000 of interest due annually on September 13th.

$4,015,000 due on April 28, 2007. This investor’s notes have a fixed conversion price of $1.00 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. Upon a change of control, this investor is not required to automatically convert the note unless the amount payable to the investor upon change of control, issuable upon conversion of the note equals or exceeds $1.50. If the notes are not converted we will have to repay the notes on the due dates. The investor’s notes were amended November 3, 2005 extending the term and adjusting the conversion price from $5.50 to $1.00 per common share. The amendment and modification resulted in us recording additional debt discount of $2.1 million, which will be acreted to interest expense to the revised maturity date. The interest due at December 31, 2005 was $92,000.

$5,500,000 due on September 13, 2010. This investor delayed his interest payment which was due in 2005 until September 13, 2006. The interest due plus interest on interest was $560,000 at December 31, 2005. This note has a fixed conversion price of $5.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates.

Future maturities of debt, note payable and other obligations are as follows:

	Notes payable
Future	and other	Capital
Maturities	obligations	leases	Debt	Total

2006	$103,000	$3,000	$—	$106,000
2007	—	—	4,015,000	4,015,000
2010	—	—	5,500,000	5,500,000

The debt of $4,015,000 is discounted and at December 31, 2005 is on the balance sheet as $2,136,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2005, we have commitments under noncancelable operating leases for office and research and development facilities until December 31, 2006 totaling $35,000. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $168,000, $166,000 and $165,000, respectively

Legal

The Company is not currently subject to any material pending legal proceedings.

NOTE 9 - STOCKHOLDERS’ EQUITY

Restricted Stock Purchase Program

On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the Program, the Company’s executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 190,000 shares were purchased under the Program by four eligible participants at $5.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participants’ delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for one participant. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheet. Interest on the notes is neither being collected nor accrued.

The stock granted under the Program other than to one participant vested ratably over a four year period and is fully vested at December 31, 2005.

Warrants

There were warrants to purchase a total of 730,825 shares of common stock outstanding at December 31, 2005. All warrants were vested and exercisable at December 31, 2005. The warrants had various prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2004 offering (a)	447,344	$7.10	2/24/09
2004 offering (a)	156,481	5.40	2/24/09
2003 financial advisor (b)	72,000	3.90	10/30/08
2003 scientific consultant (c)	30,000	3.00	1/1/06
2002 scientific consultant (d)	10,000	4.96	2/01/09
2001 scientific consultant (e)	15,000	3.00	1/1/08
Total	730,825

(a)   In connection with offering of common stock in 2004, warrants to purchase a total of 603,825 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issuance.

(b)   During 2003, financial advisors received warrants to purchase 72,000 shares of common stock at any time from October 30, 2003 until October 30, 2008, for financial consulting services rendered in 2003 and 2004. All the warrants are exercisable. The fair value of the warrants was $2.82 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.9%, expected volatility 92% and a term of 5 years.

(c)   During 2003, a director who is also a scientific advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2003 until January 1, 2006, for scientific consulting services rendered in 2003. The fair value of the warrants was $.99 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.26%, expected volatility 98% and a term of 3 years. The warrants expired on January 1, 2006 without being exercised.

(d)   During 2002, a director who is also a scientific advisor received warrants to purchase 10,000 shares of common stock at an exercise price of $4.91 per share at any time from February 1, 2002 until February 1, 2009, for scientific consulting services rendered in 2002. The fair value of the warrants was $3.70 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.90%, expected volatility 81% and a term of 7 years.

(e)   During 2001, a director who is also a scientific advisor received warrants to purchase 15,000 shares of common stock at an exercise price of $3.00 per share at any time from January 1, 2001 until January 1, 2008, for scientific consulting services rendered in 2001. The fair value of the warrants was $2.74 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.03%, expected volatility 118% and a term of 7 years.

2001 Restricted Stock Plan

We have a restricted stock plan, the 2001 Restricted Stock Plan, as amended, under which 400,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2005 there were 135,913 shares issued and 264,087 shares available for grant under the 2001 Restricted Stock Plan.

NOTE 10 - STOCK OPTION PLANS

We have a stock awards plan, (the “2005 Equity Incentive Plan”), under which 700,000 shares of our authorized but unissued common stock were reserved for issuance to employees of or consultants to one or more of the Company and its affiliates or to non-employee members of the Board or of any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan”).

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005: dividend yield of 0%; volatility of 113%; risk-free interest rate of 4.71% expected lives of four years. The weighted average fair value of options granted was $1.70 per share during 2005.

Under the 2005 Equity Incentive Plan, 250,000 options were issued in 2005 and were outstanding at December 31, 2005. 70,000 options in the 2005 Equity Incentive Plan were exercisable at December 31, 2005. All of the options expire on November 2, 2015 and have an exercise price of $1.09 per share.

On February 11, 2000 we adopted the 2000 Special Stock Option Plan and Agreement (the “Plan”). The Plan provides for the award of options to purchase 500,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2005, there were no additional shares available for grant under the Plan.

Under the 2000 Special Stock Option Plan, 500,000 options were issued in 2000 and are outstanding at December 31, 2005. All of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2005 and 2004, and 468,749 of the options were exercisable at December 31, 2003. All of the options expire on March 1, 2010 and have an exercise price of $2.50 per share.

Under the 1995 Stock Awards Plan, as amended, 2,500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2005, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 2,370,220 options were issued under this plan.

Under the 1995 Stock Awards Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005, 2004 and 2003, respectively: dividend yield of 0% for all periods; volatility of 104%, 41% and 117%; risk-free interest rates of 4.15%, 3.61% and 2.26%, respectively, and expected lives of four years for all periods. The weighted average fair values of options granted were $1.29, $2.18 and $1.56 per share during 2005, 2004 and 2003, respectively.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options are generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

		Weighted-
		average
		exercise
	Shares	price

Outstanding options at January 1, 2003	1,711,156	3.59
Granted, fair value of $1.56 per share	374,500	2.20
Exercised	(28,000)	2.55
Forfeited	(4,000)	2.70
Outstanding options at December 31, 2003	2,053,656	3.45

Granted, fair value of $2.18 per share	314,200	5.75
Exercised	(109,695)	2.38
Forfeited	(75,980)	4.21
Outstanding options at December 31, 2004	2,182,181	3.76

Granted, fair value of $1.29 per share	248,500	2.41
Forfeited	(279,297)	3.46
Outstanding options at December 31, 2005	2,151,384	3.64

Exercisable at December 31, 2003	1,389,185	3.49
Exercisable at December 31, 2004	1,671,160	3.64
Exercisable at December 31, 2005	2,033,800	3.68

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2005 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	shares	Remaining	Exercise	shares	exercise
Range of exercise prices	outstanding	life in years	price	exercisable	price

$ 2.00-2.18	362,980	4.2	$2.01	346,459	$2.01
$ 2.30-2.81	525,100	7.6	2.43	453,100	2.45
$ 2.94-3.99	625,919	4.4	3.39	620,606	3.39
$ 4.05-7.8125	637,385	5.7	5.81	613,635	5.81

	2,151,384			2,033,800

All issued options under the 1987 Stock Awards Plan expired in 2004. No further grants can be made. Summarized information for the 1987 Stock Awards Plan is as follows:

		Weighted-
		average
	Stock	exercise
	options	price
Outstanding awards at January 1, 2003	17,178	23.31
Forfeited	(5,750)	35.00
Outstanding awards at December 31, 2003	11,428	17.42

Forfeited	(11,428)	17.42
Outstanding awards at December 31, 2004	—

NOTE 11 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2005	2004	2003

Income taxes at U.S. statutory rate	$(438,000)	$(3,442,000)	$(2,358,000)
Change in valuation allowance	(2,051,000)	895,000	304,000
Change in miscellaneous items	397,000	598,000	(415,000)
Benefit of foreign losses not recognized	304,000	—	—
Expenses not deductible	738,000	7,000	40,000
Expiration of net operating loss and general business credit carryforwards, net of revisions	1,050,000	1,942,000	2,429,000

Total tax expense	$—	$—	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2005	2004	2003

Deferred tax assets (liabilities)
Net operating loss carryforwards	$20,261,000	$20,808,000	$20,193,000
General business credit carryforwards	2,261,000	2,094,000	1,960,000
Deferred gain on sale of oral/topical care assets	(1,490,000)	—	—
Property, equipment and goodwill	78,000	259,000	113,000

Gross deferred tax assets	21,110,000	23,161,000	22,266,000
Valuation allowance	(21,110,000)	(23,161,000)	(22,266,000)
Net deferred taxes	$—	$—	$—

At December 31, 2005, we had approximately $50,864,000 of net operating loss carryforwards and approximately $2,234,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2006	$587,000	$38,000
2007	994,000	26,000
2008	4,004,000	138,000
2009	1,661,000	185,000
2010	2,171,000	140,000
Thereafter	41,447,000	1,707,000
	$50,864,000	$2,234,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share amounts):

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Loss from continuing operations	$(1,616)	$(2,988)	$(1,612)	$(1,339)
Income (loss) from discontinued operations	(806)	(798)	(451)	7,910
Net income (loss)	$(2,422)	$(3,786)	$(2,063)	6,571
Basic and diluted income/loss per common share	$(0.16)	$(0.24)	$(0.13)	$0.43

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Loss from operations	$(1,577)	$(1,773)	$(1,673)	$(2,139)
Discontinued operations	(774)	(780)	(755)	(767)
Net loss	$(2,351)	$(2,553)	$(2,428)	$(2,906)
Basic and diluted loss per common share	$(0.17)	$(0.17)	$(0.16)	$(0.18)