Form 10-Q
period 2006-03-31
ACCESS PHARMACEUTICALS INC
filed 2006-06-16
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

The number of shares outstanding of the issuer’s common stock, as of June 6, 2006, was 3,530,908 shares, $0.01 par value per share.

Total No. of Pages   34

ACCESS PHARMACEUTICALS, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II - OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Sales of Unregistered Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I—FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, our ability to continue as a going concern, anticipated payments to be received from Uluru, Inc., anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined In Item 1A “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-Q to conform such statements to actual results.

ITEM 1                       FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (“Access” or the “Company”) is an emerging pharmaceutical company focused on developing both novel product candidates based upon our technologies in oncology and vitamin targeted drug delivery.

All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Together with our subsidiaries, we have proprietary patents or rights to four drug delivery technology platforms:

•                  synthetic polymer targeted delivery,

•                  vitamin mediated targeted delivery,

•                  vitamin mediated oral delivery, and

•                  mucoadhesive liquid technology.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2006, our accumulated deficit was $71,021,000.

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,636 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO (see further discussion under “Liquidity and Capital Resources”).

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc., a private Delaware corporation, for up to $20.6 million to allow us to focus on our technologies in oncology and vitamin targeted drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm (see further discussion under “Liquidity and Capital Resources”).

In March 2005 we finalized an agreement with Cornell Capital Partners and Highgate House Funds providing  funding in the form of a Secured Convertible Debenture for net proceeds of approximately $2,360,000 (which was paid in October 2005), and a Secured Equity Distribution Agreement (“SEDA”) under which Access can draw up to $15,000,000 in working capital over a 2-year period (see further discussion under “Liquidity and Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of March 31, 2006 our cash and cash equivalents and short-term investments were $3,622,000 and our working capital was ($3,230,000). Our working capital at March 31, 2006 represented a decrease of $4,575,000 as compared to our working capital as of December 31, 2005 of $1,345,000. The decrease in working capital was due mainly to the $4.5 million received from SCO and affiliates offset by losses from operations and the payment of payables.

SCO Capital Partners LLC - Notes and Warrants

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,636 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 70.4% of the voting securities of Access.

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

Uluru, Inc. — Sale of Oral/Topical Care Assets

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc., a private Delaware corporation, for up to $20.6 million to focus on our technologies in oncology and vitamin targeted drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees from the Company, and five employees remained with Access after the sale transaction. Throughout the transition period agreed to by the parties, Uluru leased space from the Company at its Dallas, TX headquarters.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities which arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

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

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April  28, 2007, with the conversion price being reduced from $27.50 per share to $5.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion  in the event of a change of control of the Company. This modification resulted in us recording additional debt discount of $2.1 million, which will be accreted to interest expense to the revised maturity date.

Access was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D. Kaltenbacher), so settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

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

Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 29,300 shares of the our common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of March 31, 2006 we have accessed $600,000 of the SEDA and $116,000 of the issuance costs were charged to additional paid-in capital. The Company currently cannot access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

In addition, on March 30, 2005, the Company executed a Securities Purchase Agreement with Cornell Capital Partners and Highgate House Funds. Under the Securities Purchase Agreement, Cornell Capital Partners and Highgate House Funds purchased an aggregate of $2,633,000 principal amount of Secured Convertible Debentures from the Company (net proceeds to the Company of $2,360,000). The Secured Convertible Debentures accrued interest at a rate of 7% per year and were to mature 12 months from the issuance date with scheduled monthly repayment commencing on November 1, 2005 to the extent that the Secured Convertible Debenture had not been converted to common stock. The Secured Convertible Debenture was convertible into the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to $20.00. The Secured Convertible Debentures were secured by all of the assets of the Company. The Company had the right to redeem the Secured Convertible Debentures upon 3 business days notice for 110% of the amount redeemed. Pursuant to the Securities Purchase Agreement, the Company issued to the holders an aggregate of 10,000 shares of common stock of the Company. The Secured Convertible Notes were paid in full on October 12, 2005 in conjunction with the sale of our oral care assets.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2006 of $71,021,000. We expect that the receivables due from Uluru, Inc. will be adequate to fund our current level of operations for twelve months excluding any obligation to repay the convertible notes and the debt service on the convertible notes. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our Convertible Notes due in March and April 2007. Our financing plan through the sales of equity or use of the SEDA are expected to provide the resources to repay such notes. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Total research spending for the first quarter of 2006 was $756,000, as compared to $541,000 for the same period in 2005, an increase of $215,000. The increase in expenses was primarily the result of higher costs for product manufacturing and clinical trials for ProLindac™.

Total general and administrative expenses were $666,000 for the first quarter of 2006, a decrease of $23,000 as compared to the same period in 2005. The decrease in spending was due primarily to the following:

•     lower license fees ($67,000), due to us not being listed on the American Stock Exchange;

•     lower business consulting expenses ($44,000); and

•     lower rent expense and equipment rental expense ($44,000).

The decrease in general and administrative expenses is partially offset by:

•     higher salary related expenses due to recognizing option expenses ($53,000)

•     higher patent fees ($42,000); and

•     by other net increases ($37,000).

Depreciation and amortization was $77,000 for the first quarter of 2006 as compared to $83,000 for the same period in 2005 reflecting a decrease of $6,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses in the first quarter of 2006 were $1,498,000 as compared to total operating expenses of $1,313,000 for the same period in 2005, an increase of $185,000.

Interest and miscellaneous income was $92,000 for the first quarter of 2006 as compared to $10,000 for the same period in 2005, an increase of $82,000. The increase in interest income was due to accretion of the receivable due from Uluru.

Interest and other expense was $1,299,000 for the first quarter of 2006 as compared to $313,000 for the same period in 2005, an increase of $986,000. The increase in interest and other expense was due to amortization of the discount on the extension of convertible notes.

In 2006 there was an unrealized loss on fair value of warrants of $2,150,000 due to the warrants issued to SCO and affiliates.

Loss from continuing operations in the first quarter of 2006 was $4,856,000 as compared to loss from continuing operations of $1,616,000 for the same period in 2005, an increase of $1,009,000.

Discontinued operations in 2005 is the result of the sale of our oral/topical care business to Uluru, Inc. and the closure of our Australian laboratory. The loss from our discontinued operations was $814,000 or $0.26 per common share for the first quarter of 2005.

Net loss in the first quarter of 2006 was $4,856,000, or a $1.38 basic and diluted loss per common share, compared with a loss of $2,430,000, or a $0.78 basic and diluted loss per common share for the same period in 2005.

ITEM 3                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $3,000. This estimated effect assumes no changes in our short-term investments at March 31, 2006. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4                       CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) were not effective for the reasons discussed below, in Item 4(c), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

(c)            As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), two material weaknesses were reported, a material weakness with respect to the inadequacy of staffing and a material weakness relating to the lack of segregation of duties.

(d)           Management is taking the necessary steps to correct the two material weaknesses discussed above. Management is hiring a staff accountant to assist in the preparation of financial statements and add a level to the segregation of duties. We believe that these actions will make our disclosure controls and procedures effective.

PART II—OTHER INFORMATION

ITEM 1                       LEGAL PROCEEDINGS

None

ITEM 1A              RISK FACTORS

The risk factors set forth below, other than the risks under the heading “Additional Risks”, were previously discussed in our Form 10-K for the fiscal year ended December 31, 2005. There have not been any material changes from the risk factors previously disclosed in our Form 10-K, other than the risks under the heading “Additional Risks”. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results.

Additional Risk Factors

Risks associated with the effectuation of the proposed reverse stock split.

The Company amended its Certificate of Incorporation to effect a one-for-five reverse stock split (the “Reverse Stock Split”) after obtaining the requisite shareholder approval at its 2006 annual meeting of shareholders. The Board is optimistic that the reduction in the number of shares of Common Stock outstanding as a consequence of the proposed Reverse Stock Split and the resulting anticipated increased price level will result in greater interest in the Common Stock by the financial community and the investing public. There can be no assurances, however, that the market price of the Common Stock immediately after implementation of the proposed Reverse Stock Split will increase, and if it increases, no assurance that such increase can be maintained for any period of time, or that such market price will approximate five times the market price before the proposed Reverse Stock Split. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the Common Stock to become less liquid, which could have an adverse effect on the price of the Common Stock. The market price of our Common Stock is based on our performance and other factors, some of which may be unrelated to the number of our shares outstanding.

In addition, there can be no assurance that the Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stock or that it will increase the Company’s ability to attract and retain employees and other service providers.

Risk Factors Previously Disclosed

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm, Grant Thornton LLP, for the fiscal year ended December 31, 2005 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed in our Form 10-K. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $71.0 million through March 31, 2006. Net losses for the years ended 2005, 2004 and 2003 were $1,700,000, $10,238,000 and $6,935,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months was approximately $700,000 per month. We project our net cash burn rate for the next nine months to be approximately $675,000 per month. Capital expenditures are forecasted to be minor for the next nine months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses for nine months (other than debt and interest obligations including the approximately $5.0 million of Senior Convertible notes due March 31, 2007, and approximately $4.0 million of convertible notes which are required to be repaid in April 2007 and interest of $1,189,000 due September 2006). We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We sold our only revenue producing assets to Uluru, Inc. in October 2005. We are not expecting any revenues in the short-term from our remaining assets. Furthermore, we may not be able to ever successfully identify, develop, patent, manufacture, commercialize, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, patent, manufacture, commercialize, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.

We are dependent on external financing to fund our operations. Our financial needs may be partially provided from the SEDA. The issuance of shares of our common stock under the SEDA would have a dilutive impact on our other stockholders and the issuance, or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the SEDA, we will issue shares of our common stock to Cornell Capital Partners at a discount to the lowest daily volume weighted average of our common stock during a specified period of trading days after we access the SEDA. Issuing shares at a discount will further dilute the interests of other stockholders and may negatively affect the market price of our Common Stock.

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

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $5.0 million of Senior Convertible notes due March 31, 2007, and approximately $9.5 million of our Convertible Subordinated Notes of which $4.0 million is due in April 2007 and $5.5 million is due in September 2010.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy. We may be unable to repay or repurchase or restructure the convertible subordinated notes due in April 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on all of our assets, which could force us to curtail or cease our business operations.

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

Furthermore, we may enter into a strategic licensing agreement with a pharmaceutical company for our polymer platinate program where the costs of developing a product would be shared. Although we have had discussions with potential licensing partners with respect to our polymer platinate program, to date we have not entered into any licensing arrangement. We may be unable to execute our licensing strategy for polymer platinate.

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

ProLindac™ is manufactured by third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

•                    ProLindac™ is currently commencing a Phase II trial in Europe and has commenced a Phase II trial in the US.

•                    ProLindac™ has been approved for an additional Phase I trial in the US by the FDA.

•                    A mucoadhesive liquid technology product, MuGard™, will be the subject of a 510(k) device approval application in 2006.

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

Amgen commercializes Palifermin™. CuraGen, McNeil, MGI Pharma and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

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

•                  ProLindac™ in 2021

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

We are dependent upon the efforts of our senior management and scientific team. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with David Nowotnik, PhD our Senior Vice President Research and Development, and Stephen Thompson, our Vice President and Chief Financial Officer, their employment may be terminated by them or us at any time. Mr. Thompson’s and Dr. Nowotnik’s agreements expire within one year and are extendable each year on the anniversary date. Dr. Mazanet, our acting CEO is currently an employee at will. We do not have employment contracts with our other key personnel. We do not maintain any “key-man” insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

An investment in our common stock may be less attractive because it is not traded on a recognized public market.

In February, 2006, our common stock was de-listed from trading on American Stock Exchange, and traded on the “Pink Sheets” until May 18, 2006.  Our common stock is currently traded on the OTC Bulletin Board.  This is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

SCO Capital Partners LLC and its affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Heartland Advisors, Inc. each beneficially owned, as determined under the SEC’s beneficial ownership rules, approximately 70.4%, 26.4% and 9.0%, respectively, of our common stock as of May 31, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,530,908 shares of our common stock that are outstanding as of June 6, 2006, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

ITEM 2                       SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,636 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 70.4% of the voting securities of Access.

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

In connection with the Separation Agreement with Kerry P. Gray, former President, CEO and Director of the Company, Mr. Gray is entitled to receive 700 shares of Access common stock per month for a total of 12,600 shares from May 30, 2005 until October 30, 2006.

ITEM 3                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5                       OTHER INFORMATION

None

ITEM 6                       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.29	Security Agreement dated February 16, 2006 between us and certain Secured Parties
10.30	Form of 7.5% Secured Promissory Notes dated February 16, 2006 between us and SCO Capital Partners LLC, Beach Capital LLC and Lake End Capital LLC
10.31	Form of Warrant Agreement dated February 16, 2006 between us and SCO Capital Partners LLC, Beach Capital LLC, Lake End Capital LLC, Howard Fischer and Mark Alvino
10.32	Investment Agreement dated February 16, 2006 between us and SCO Capital Partners, LLC.
10.33	Rights Agreement, as amended, dated as of February 16, 2006 between us and American Stock Transfer & Trust Company, as Rights Agent
31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.
Date: June 15, 2006	By:	/s/ Rosemary Mazanet
Rosemary Mazanet
Acting Chief Executive Officer
(Principal Executive Officer)
Date: June 15, 2006	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,463,000	$349,000
Short term investments, at cost	159,000	125,000
Receivables	4,565,000	4,488,000
Prepaid expenses and other current assets	139,000	197,000
Total current assets	8,326,000	5,159,000
Property and equipment, net	278,000	300,000
Debt issuance costs, net	402,000	—
Patents, net	1,004,000	1,046,000
Licenses, net	62,000	75,000
Restricted cash and other assets	502,000	633,000
Total assets	$10,574,000	$7,213,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,733,000	$2,883,000
Accrued interest payable	887,000	652,000
Deferred revenues	173,000	173,000
Current portion of long-term debt	7,763,000	106,000
Total current liabilities	11,556,000	3,814,000
Long-term debt	7,992,000	7,636,000
Total liabilities	19,548,000	11,450,000
Commitments and contingencies
Stockholders’ deficit
Preferred stock - $.01 par value; authorized 2,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized 100,000,000 shares; issued, 3,530,208 at March 31, 2006 and 3,528,108 at December 31, 2005	35,000	35,000
Additional paid-in capital	63,061,000	62,942,000
Notes receivable from stockholders	(1,045,000)	(1,045,000)
Treasury stock, at cost — 163 shares	(4,000)	(4,000)
Accumulated deficit	(71,021,000)	(66,165,000)
Total stockholders’ deficit	(8,974,000)	(4,237,000)
Total liabilities and stockholders’ deficit	$10,574,000	$7,213,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2006	2005
Expenses
Research and development	$756,000	$541,000
General and administrative	666,000	689,000
Depreciation and amortization	77,000	83,000
Total expenses	1,499,000	1,313,000
Loss from operations	(1,499,000)	(1,313,000)
Interest and miscellaneous income	92,000	10,000
Interest and other expense	(1,299,000)	(313,000)
Unrealized loss on fair value of warrants	(2,150,000)	—
	(3,357,000)	(303,000)
Loss before discontinued operations	(4,856,000)	(1,616,000)
Discontinued operations	—	(814,000)
Net loss	$(4,856,000)	$(2,430,000)
Basic and diluted loss per common share
Loss from continuing operations allocable to common stockholders	$(1.38)	$(0.52)
Discontinued operations	—	(0.26)
Net loss allocable to common stockholders	$(1.38)	$(0.78)
Weighted average basic and diluted common shares outstanding	3,528,831	3,104,947

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,856,000)	$(2,430,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of restricted stock grants	—	32,000
Depreciation and amortization	77,000	164,000
Stock option expense	95,000	—
Stock expense	23,000	—
Amortization of debt costs and discounts	986,000	46,000
Unrealized loss on fair value of warrants	2,150,000	—
Change in operating assets and liabilities:
Receivables	—	27,000
Inventory	—	12,000
Prepaid expenses and other current assets	58,000	136,000
Restricted cash and other assets	35,000	553,000
Accounts payable and accrued expenses	(150,000)	(331,000)
Accrued interest payable	235,000	261,000
Deferred revenues	—	229,000
Net cash used in operating activities	(1,347,000)	(1,301,000)
Cash flows from investing activities:
Capital expenditures	—	(10,000)
(Purchases) redemptions of short term investments and certificates of deposit	(34,000)	14,000
Net cash (used in) provided by investing activities	(34,000)	4,000
Cash flows from financing activities:
Payments of notes payable	(37,000)	(223,000)
Proceeds from secured convertible notes payable	4,532,000	2,633,000
Net cash provided by financing activities	4,495,000	2,410,000
Net increase in cash and cash equivalents	3,114,000	1,113,000
Cash and cash equivalents at beginning of period	349,000	1,775,000
Cash and cash equivalents at end of period	$3,463,000	$2,888,000
Cash paid for interest	$2,000	$7,000
Supplemental disclosure of non-cash transactions 200,000 shares of common stock issued pursuant to the SEDA and Secured Convertible Notes	$—	$500,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2006 and 2005
(unaudited)

(1)                                  Interim Financial Statements

The consolidated balance sheet as of March 31, 2006 and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2005 contains financial information taken from the audited financial statements as of that date.

(2)                                  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2006		December 31, 2005
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets
Patents	$1,680	$676	$1,680	$634
Licenses	500	438	500	425
Total	$2,180	$1,114	$2,180	$1,059

Amortization expense related to intangible assets totaled $55,000 and $96,000 for each of the three months ended March 31, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets remaining as of March 31 is as follows (in thousands):

2006	$163
2007	193
2008	168
2009	168
2010	168
Thereafter	206
Total	$1,066

(3)                                  Liquidity

The Company incurred significant losses from continuing operations of $4.86 million for the quarter ending March 31, 2006, $7.6 million for the year ended December 31, 2005 and $7.2 million for the year ended December 31, 2004. Additionally, at March 31, 2006, we have working capital of ($3,230,000). As of March 31, 2006, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements. As described below the funds raised from SCO and affiliates together with amounts due to us in October from the sale of our oral/topical care business to Uluru, Inc. we believe that these funds will allow us to support our working capital and operating requirements for nine months. We do not have funds to pay the obligations which are due in March and April 2007 and will have to raise more funds or attempt to restructure the convertible notes.

SCO Capital Partners LLC Note and Warrant Purchase Agreement

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5.0 million of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,636 shares of common stock of Access. Net proceeds to Access were $4.557 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”).

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 70% of the voting securities of Access.

The Company considers the warrant agreement and the conversion feature of the notes to be derivatives and has classified the warrants and the conversion feature as liabilities at fair value in the balance sheet. Information regarding the valuation of the warrants and the conversion feature is as follows:

	2006
	February 16,	March 31,
Weighted-average fair value of warrants	$0.93	$1.11
Black-Scholes Assumptions:
Dividend rate	—	—
Average risk-free interest rate	5.08%	5.08%
Average volatility	113%	142%
Contractual life in years	6.0	5.9

Weighted-average fair value of conversion feature	$0.50	$0.63
Black-Scholes Assumptions:
Dividend rate	—	—
Average risk-free interest rate	3.50%	3.50%
Average volatility	113%	142%
Contractual life in years	1.1	1.0

The change in fair value of the warrant between February 16, 2006 and March 31, 2006, has been reflected as an unrealized loss on fair value in the accompanying statement of operations.

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

Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners

On March 30, 2005, the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 29,300 shares of the Company’s common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of March 31, 2006 we have accessed $600,000 of the SEDA and $116,000 of the issuance costs were charged to additional paid-in capital. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

(4)                                 Discontinued Operations

In October 2005, we sold our oral/topical care business to Uluru, Inc. for up to $20.6 million. At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

In September 2005 we closed our Australian laboratory and office, keeping the vitamin B12 technology.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented. In accordance with SFAS No. 144 the operating results of these assets, along with the gain on sale, have been presented in discontinued operations for all periods presented.

	March 31, 2006	March 31, 2005
Revenue	$—	$155,000
Operating expenses	—	969,000
Loss from discontinued operations	—	$(814,000)

We previously had licenses for the oral/topical assets. These licenses were sold to Uluru, Inc. in October 2005. In the Asset Sale Agreement between us and Uluru certain refunds and receipts were incurred before the date of sale and were assigned to either us or to Uluru. We have $173,000 recorded as a deferred gain on the sale until such time as marketing approvals are received.

(5)                                 Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $95,000. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $155,000 during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants is recognized because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In 2005, the Company did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense was amortized over the requisite service period. There are no restricted stock awards granted in 2006 as yet and therefore no stock compensation expense is recognized in 2006.

Stock-based compensation expense recognized in the Company’s Statement of Operations for the first quarter of fiscal year 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2006
Expected volatility	113%
Risk-free interest rate	4.72%
Expected dividends	0.0%
Expected forfeiture rate	0.0%
Expected term in years	2.0

No stock options were granted in the first quarter of 2005.

The expected volatility assumption was based upon a combination of historical stock price volatility measured on a twice a month basis and is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior.

During the first quarter of 2006, the Board of Directors granted the following awards to certain directors, executives, and new employees.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	36,873	$0.45	$17,094

Options to purchase 29,673 shares of common stock vested immediately and options to purchase 7,200 shares of common stock vest six months after grant.

At March 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $263,000. The period over which the unearned stock-based compensation is expected to be recognized is approximately three and 3/4 years. The Company anticipates that it will grant additional share-based awards to employees in the future, which will increase the Company’s stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company’s Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average fair value of options existing under this plan during the first quarter of 2006 was $0.09.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows (in thousands):

Three months ended March 31, 2006
Research and development	$22
General and administrative	73
Stock-based compensation expense included in operating expenses	95
Total stock-based compensation expense	95
Tax benefit	—
Stock-based compensation expense, net of tax	$95

The following table reflects net income and diluted earnings per share for the three months ended March 31, 2006, compared with proforma information for the three months ended March 31, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123(R).

	Three Months Ended March 31,
	2006 Actuals	2005 Proforma
	(In thousands, except per share data)
Net loss, as reported under APB 25 for the prior period (1)	$ N/A	$(2,430)
Add back stock based employee compensation expense in reported net loss, net of related tax effects	—	—
Subtract total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects(2)	(95)	(155)
Net loss including the effect of stock-based compensation expense(3)	$(4,856)	$(2,585)
Loss per share:
Basic and diluted, as reported for the prior period(1)	$(1.38)	$(0.78)
Basic and diluted, including the effect of stock-based compensation expense(3)	$(1.38)	$(0.83)

(1)             Net loss and loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)             Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.

(3)             Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

Summary of Plans

During May 2005, the Company adopted a stock awards plan, as amended, (the “2005 Equity Incentive Plan”) which covers 1,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors. 36,873 options were granted in the first quarter of 2006 at a weighted average exercise price of $3.10 per share and with 118 months remaining on its contractual life.

Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2005, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 474,044 options were issued under this plan.

All stock options granted under the 2005 Equity Incentive Plan and 1995 Stock Awards Plan are exercisable for a period of up to ten years from the date of grant. The Company may not grant incentive stock options pursuant to either plan at exercise prices which are less than the fair market value of the common stock on the date of grant.

In addition to the stock options covered by the above plans, the Company has outstanding options to purchase 100,000 shares of common stock under the 2000 Special Stock Option Plan. All options under this plan are vested and there were no additional shares available for grant under the Plan. All of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2005. All of the options expire on March 1, 2010 and have an exercise price of $12.50 per share.

Summarized information for the 1995 Stock Awards Plan is as follows:

	Shares	Weighted- average exercise price
Outstanding options at December 31, 2005	430,276	18.20
Options granted, forfeited or exercised in 2006	—	—
Outstanding options at March 31, 2006	430,276	18.20

(6)           Debt

	March 31, 2006	December 31, 2005
Convertible note	$4,015,000	$4,015,000
Convertible note	5,500,000	5,500,000
	9,515,000	9,515,000
Discount	(1,523,000)	(1,879,000)
	7,992,000	7,636,000

SCO and affiliates	5,000,000	—
Fair value – warrants	4,280,000	—
Fair value – convertible feature	2,871,000	—
	12,151,000	—
Discount	(4,457,000)	—
	7,694,000	—

Bank note	69,000	106,000
Total	$15,755,000	$7,742,000

Short term	$7,763,000	$106,000

Long term	7,992,000	7,636,000
Total	$15,755,000	$7,742,000