Form 10-Q
period 2006-06-30
ACCESS PHARMACEUTICALS INC
filed 2006-08-21
CIK 318306

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                      Commission File Number 0-9314

                     ACCESS PHARMACEUTICALS, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                     83-0221517
------------------------                        ----------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____  Accelerated filer_____
Non-accelerated filer  X
                     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X
   -----   -----

The number of shares outstanding of the issuer's common stock, as of August 21, 2006, was 3,532,308 shares, $0.01 par value per share.

                         Ttal No. of Pages   32

                     ACCESS PHARMACEUTICALS, INC.

                                 INDEX
                                 -----
                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2006
(unaudited) and December 31, 2005 (audited)                           22

Condensed Consolidated Statements of Operations (unaudited) for
the three and six months ended June 30, 2006 and June 30, 2005        23

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended June 30, 2006 and June 30, 2005              24

Notes to Unaudited Condensed Consolidated Financial Statements        25

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    2

Item 3. Quantitative and Qualitative Disclosures About Market Risk     8

Item 4. Controls and Procedures                                        8

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                               9
Item 1A Risk Factors                                                   9

Item 2 Sales of Unregistered Equity Securities and Use of Proceeds    19

Item 3 Defaults Upon Senior Securities                                19

Item 4 Submission of Matters to a Vote of Security Holders            19

Item 5 Other Information                                              20

Item 6. Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                            21

                    PART I -- FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, our ability to continue as a going concern, anticipated payments to be received from Uluru, Inc., anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration ("FDA") applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate.
These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may,"
"will," "should," "expects," "plans," "could," "anticipates,"
"believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.
These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined In Item 1A "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. ("Access" or the "Company") is an emerging pharmaceutical company focused on developing novel product candidates based upon our technologies in oncology and vitamin targeted drug delivery.

All shares and per share information reflect a one for five reserve stock split effected June 5, 2006.

Together with our subsidiaries, we have proprietary patents or rights to four drug delivery technology platforms:

* synthetic polymer targeted delivery,
* vitamin mediated targeted delivery,
* vitamin mediated oral delivery, and
* mucoadhesive liquid technology.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2006, our accumulated deficit was $74,352,000.

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (see further discussion under "Liquidity and Capital Resources").

On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc., a private Delaware corporation, for up to $20.6 million to allow us to focus on our technologies in oncology and vitamin targeted drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol(R) and Aptheal(R)), OraDisc(TM), Zindaclin(R) and Residerm(R) and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm (see further discussion under "Liquidity and Capital Resources").

In March 2005 we finalized an agreement with Cornell Capital Partners and Highgate House Funds providing funding in the form of a Secured Convertible Debenture for net proceeds of approximately $2,360,000 (which was repaid in October 2005), and a Standby Equity Distribution Agreement ("SEDA") under which Access could draw, under certain circumstances, up to $15,000,000 in working capital over a 2-year period (see further discussion under "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of June 30, 2006 our cash and cash equivalents and short-term investments were $1,617,000 and our working capital was ($8,672,000). Our working capital at June 30, 2006 represented a decrease of $10,017,000 as compared to our working capital as of December 31, 2005 of $1,345,000. Our working capital is negative reflecting $9.0 million of debt that becomes due prior to June 30, 2007 and $1.2 million of interest payments due at June 30, 2006.

SCO Capital Partners LLC - Notes and Warrants
---------------------------------------------
On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March
31, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million after offering costs of approximately $500,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 70.4% of the voting securities of Access.

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

Uluru, Inc. - Sale of Oral/Topical Care Assets
----------------------------------------------
On October 12, 2005, we sold our oral care and dermatology business unit to Uluru, Inc., a private Delaware corporation, for up to $20.6 million to focus on our technologies in oncology and vitamin targeted drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol(R) and Aptheal(R)), OraDisc(TM), Zindaclin(R) and Residerm(R) and all of our assets related to these products. In addition, we have licensed to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees from the Company, and five employees remained with Access after the sale transaction.
Throughout the transition period agreed to by the parties, Uluru leased space from the Company at its Dallas, TX headquarters. Uluru relocated in April 2006.

At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement we will receive up to $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities which arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

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

Restructuring Convertible Notes
-------------------------------
On November 9, 2005 we announced the restructuring and partial repayment of our 7.0% convertible promissory notes due
September 13, 2005.

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

Access was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D.
Kaltenbacher), so we settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

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

Cornell Capital Partners Standby Equity Distribution Agreement and Securities Purchase Agreement
---------------------------------
On March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Patners. Under the SEDA, under certain conditions, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 29,300 shares of our common stock. On the same date, the Company entered into a Placement Agency Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of June 30, 2006 we have accessed $600,000 of the SEDA and $20,000 of the issuance costs have been charged to additional paid-in capital and $192,000 of issuance costs have been charged to interest expense. The Company currently cannot access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2006 of $74,352,000. We expect that (including the full amount of the receivables due from Uluru, Inc.) we will have funds adequate to fund our current level of operations for nine months excluding any obligation to repay the convertible notes and the debt service on the convertible notes. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay the debt service due in September 2006 or our Convertible Notes due in March and April 2007. Our financing plan including the sales of equity or use of the SEDA are expected to provide the resources to repay such notes. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Total research spending for the second quarter of 2006 was $634,000, as compared to $653,000 for the same period in 2005, a decrease of $19,000. The decrease in expenses was primarily the result of lower clinical costs for ProLindac(TM) for the second quarter of 2006 as the clinical trial was just getting started in June 2006. The spending in the second quarter 2005 was for manufacturing product for the clinical trial.

Total general and administrative expenses were $663,000 for the second quarter of 2006, a decrease of $1,153,000 as compared to the same period in 2005. The decrease in spending was due primarily to the following:

* lower expenses in 2006 due to the 2005 separation agreement expenses with our former CEO ($839,000);
* lower professional fees ($265,000);
* lower royalty license expenses ($150,000); and
* lower patent expenses ($69,000).

The decrease in expenses was partially offset by:

* higher salary and related expenses due to the hiring of a business development officer and a full quarter of our new CEO ($94,000);
* additional shareholder expenses ($53,000);
* expensing options ($15,000); and
* other increases ($8,000).

Depreciation and amortization was $77,000 for the second quarter of 2006 as compared to $84,000 for the same period in 2005 reflecting a decrease of $7,000. The decrease in depreciation and amortization was due to lower depreciation resulting from some fully depreciated capital assets.

Interest and miscellaneous income was $100,000 for the second quarter of 2006 as compared to $12,000 for the same period in 2005, an increase of $88,000. The increase in interest income was due to higher cash balances in 2006 as compared with 2005.

Interest expense and other expense was $1,969,000 for the second quarter of 2006 as compared to $447,000 for the same period in 2005, an increase of $1,522,000. The increase in expense is due to the addition of the Secured Convertible
Notes.

The Secured Convertible Notes include warrants and a conversion feature. Due to the liquidated damages provisions associated with the registration rights agreement, the warrants and conversion feature are classified as liabilities and recorded at fair value. From the date of issuance to June 30, 2006, the fair value of these instruments has increased resulting in an unrealized loss of $2.3 million of which $88,000 is attributable to increases for the second quarter ended June
30, 2006. Unrealized net loss on fair value of warrants was $88,000 for the second quarter of 2006 as compared to no gain or loss for the same period in 2005, an increased loss of $88,000.

Discontinued operations in 2005 is the result of the sale of our oral/topical business to Uluru, Inc. and the closure of our Australian laboratory. The loss from our discontinued operations was $806,000 or $0.26 per common share for the second quarter of 2005.

Net loss in the second quarter of 2006 was $3,331,000, or a $0.94 basic and diluted loss per common share, compared with a loss of $3,794,000, or a $1.21 basic and diluted loss per common share for the same period in 2005, a decreased loss of $463,000 in 2006

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2005

Total research spending for the first six months of 2006, was $1,390,000, as compared to $1,194,000 for the same period in 2005, an increase of $196,000. The increase in expenses was the result of initial clinical costs including manufacturing the final product used in clinical studies in 2006 for ProLindac(TM) versus costs in 2005 for ProLindac(TM) which were primarily manufacturing of the initial product.

Total general and administrative expenses were $1,329,000 for the first six months of 2006, a decrease of $1,176,000 as compared to the same period in 2005. The decrease in general and administrative expenses was due primarily to the following:

* expenses due to the separation agreement with our former CEO ($839,000);
* lower professional fees ($302,000);
* lower royalty license expenses ($150,000);
* lower patent expenses ($27,000);
* lower fees resulting from not being listed on the American
  Stock Exchange ($65,000); and
* other net decreases ($40,000).

The decrease in general and administrative expenses is partially offset by

* higher salary costs due to the hiring of a business development officer ($94,000);
* higher costs due to expensing options ($88,000); and
* higher shareholder costs ($65,000).

Depreciation and amortization was $154,000 for the first six months of 2006 as compared to $167,000 for the same period in 2005 reflecting a decrease of $13,000. The decrease in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Interest and miscellaneous income was $192,000 for the first six months of 2006 as compared to $22,000 for the same period in 2005, an increase of $170,000. The increase in interest income was due to higher cash balances in 2006 as compared with 2005.

Interest and other expense was $3,268,000 for the first six months of 2006 as compared to $760,000 for the same period in 2005, an increase of $2,508,000. The increase in expense is due to the addition of the Secured Convertible Notes.

The Secured Convertible Notes include warrants and a conversion feature. Due to the liquidated damages provisions associated with the registration rights agreement, the warrants and conversion feature are classified as liabilities and recorded at fair value. From the date of issuance to June 30, 2006, the fair value of these instruments has increased resulting in an unrealized loss of $2.3 million of which $88,000 is attributable to increases for the second quarter ended June
30, 2006. Unrealized loss on fair value of warrants was $2,238,000 for the first six months of 2006 as compared to no loss for the same period in 2005.

Discontinued operations in 2005 is the result of the sale of our oral/topical business to Uluru, Inc. and the closure of our Australian laboratory. The loss from our discontinued operations was $1,620,000 or $0.52 per common share for the second quarter of 2005.

Net loss in the first six months of 2006 was $8,187,000, or a $2.32 basic and diluted loss per common share, compared with a loss of $6,224,000, or a $1.99 basic and diluted loss per common share for the same period in 2005, an increase of $1,963,000.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $5,000. This estimated effect assumes no changes in our short-term investments at June 30, 2006. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 4     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report, concluded that the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) were not effective for the reasons discussed below, in Item 4(c), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

(c) As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K"), two material weaknesses were reported, a material weakness with respect to the inadequacy of staffing and a material weakness relating to the lack of segregation of duties.

(d) Management is taking the necessary steps to correct the two material weaknesses discussed above. Management is hiring a staff accountant to assist in the preparation of financial statements and provide sufficient personnel to accomplish segregation of duties. We believe that these actions will make our disclosure controls and procedures effective.

                      PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

None

ITEM 1-A    RISK FACTORS

The risk factors set forth below were previously discussed in our Form 10-K for the fiscal year ended December 31, 2005. There have not been any material changes from the risk factors previously disclosed in our Form 10-K. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results.

Without obtaining adequate capital funding, we may not be able to continue as a going concern.
--------------------------------------------------------------
The report of our independent registered public accounting firm for the fiscal year ended December 31, 2005 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in our Form 10-K. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and the value of the investors' investment in us may decline.

We have experienced a history of losses, we expect to incur
future losses and we may be unable to obtain necessary
additional capital to fund operations in the future.
------------------------------------------------------------
We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $74.3 million through June 30, 2006. Net losses for the years ended 2005, 2004 and 2003 were $1,700,000, $10,238,000 and $6,935,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months prior to June 30, 2006 was approximately $700,000 per month. We project our net cash burn rate for the next nine months (July 1, 2006 to March
31, 2007) to be approximately $625,000 per month. Capital expenditures are forecasted to be minor for the next nine months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, and revenue from possible licensing agreements and collaborative agreements and amounts expected from Uluru, Inc.
will be sufficient to fund our currently expected operating expenses for nine months (other than debt and interest obligations including the approximately $5.0 million of Senior
Convertible notes due March 31, 2007, and approximately $4.0 million of convertible notes which are required to be repaid in April 2007 and interest of $1,189,000 due September 2006). We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

We do not have operating revenue and we may never attain profitability.
-----------------------------------------------------------------------
To date, we have funded our operations primarily through private sales of common stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We sold our only revenue producing assets to Uluru, Inc. in October 2005. We are not expecting any revenues in the short-term from our remaining assets. Furthermore, we may not be able to ever successfully identify, develop, patent, manufacture, commercialize, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, patent, manufacture, commercialize, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.
--------------------------------------------------------------------
We are dependent on external financing to fund our operations. Our financial needs may be partially provided from the SEDA. The issuance of shares of our common stock under the SEDA would have a dilutive impact on our other stockholders and the issuance, or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the SEDA, we will issue shares of our common stock to Cornell Capital Partners at a discount to the lowest daily volume weighted average of our common stock during a specified period of trading days after we access the SEDA. Issuing shares at a discount will further dilute the interests of other stockholders and may negatively affect the market price of our Common Stock.

To the extent that Cornell Capital Partners sells shares of our common stock issued under the SEDA to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Cornell Capital Partners may cause holders of our common stock to sell their shares, or it may encourage short sales of our common stock or other similar transactions. This could contribute to a decline in the price of our common stock.

At this time we are not be able to draw funds from the SEDA until an amendment to our registration statement relating to the SEDA is filed and declared effective by the SEC.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.
-----------------------------------------------------------------------
We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes approximately $5.0 million of Senior Convertible notes due March 31, 2007, and approximately $9.5 million of our Convertible Subordinated Notes of which $4.0 million is due in April 2007 and $5.5 million is due in September 2010.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy. We may be unable to repay, repurchase or restructure the convertible subordinated notes due in April 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on all of our assets, which could force us to curtail or cease our business operations.

The holders of our Convertible Notes may require us to repurchase or prepay all of the outstanding Convertible Notes under certain circumstances. We may not have sufficient cash reserves to repurchase the Convertible Notes at such time, which would cause an event of default under the Convertible Notes and may force us to declare bankruptcy.

We may not successfully commercialize our drug candidates.
------------------------------------------------------------
Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

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

Our ability to successfully commercialize, and market our product candidates could be limited if any of these existing relationships were terminated.

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

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.
-------------------------------------------------------------------------
We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

ProLindac(TM) is manufactured by third parties for our Phase I/II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
----------------------------------------------------------------------
The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

* ProLindac(TM) is currently commencing a Phase II trial in Europe and has commenced a Phase II trial in the US.

* ProLindac(TM) has been approved for an additional Phase I trial in the US by the FDA.

* A mucoadhesive liquid technology product, MuGard(TM), will be the subject of a 510(k) device approval application in 2006.

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

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
---------------------------------------------------------------------
Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

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

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

* Antigenics and Regulon are developing liposomal formulations; and American Pharmaceutical Partners, Cell Therapeutics, Daiichi, Enzon and

* Debio are developing alternate drugs in combination with polymers and other drug delivery systems.

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system are Bristol-Myers-Squibb, Centocor (acquired by Johnson & Johnson), GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

Amgen commercializes Palifermin(TM). CuraGen, McNeil, MGI Pharma and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

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

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
-------------------------------------------------------------------------
The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs.

The market may not accept any pharmaceutical products that we successfully develop.
---------------------------------------------------------------------------
The drugs that we are attempting to develop may compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

* ProLindac(TM) in 2021

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.
-------------------------------------------------------------------------
We are dependent upon the efforts of our senior management and scientific team. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with David Nowotnik, PhD our Senior
Vice President Research and Development, and Stephen Thompson, our
Vice President and Chief Financial Officer, their employment may be terminated by them or us at any time. Mr. Thompson's and Dr.
Nowotnik's agreements expire within one year and are extendable each year on the anniversary date. Dr. Mazanet, our acting CEO is currently an employee at will. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance.
In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

An investment in our common stock may be less attractive because it is not traded on a recognized public market.
----------------------------------------------------------------------
In February, 2006, our common stock was de-listed from trading on American Stock Exchange, and traded on the "Pink Sheets" until May 18, 2006. Our common stock is currently traded on the OTC

Bulletin Board. This is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
---------------------------------------------------------------------------
SCO Capital Partners LLC and its affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), Kerry P. Gray and Heartland Advisors, Inc. each beneficially owned, as determined under the SEC's beneficial ownership rules, approximately 70.4%, 26.4%, 9.2% and 9.0%, respectively, of our common stock as of August 21, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------
The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,532,308 shares of our common stock that are outstanding as of August 21, 2006, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
-------------------------------------------------------------------------
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2 SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Separation Agreement with Kerry P. Gray, former President, CEO and Director of the Company, Mr. Gray is entitled to receive 700 shares of Access common stock per month for a total of 12, 600 shares from May 30, 2005 until October 30, 2006.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 2006 in New York, N.Y. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

* Two directors were re-elected for three years terms with the following votes:

    Stuart M Duty; 2,499,365- For; and 319,233-Withheld Authority
    Stephen B. Howell; 2,679,721- For; and 138,878- Withheld Authority

* The terms of office as a director of Access of each of Jeffrey B. Davis, Mark V. Alvino, J. Michael Flinn, Max Link, Herbert H. McDade, Jr.
and John J. Meakem, Jr. continued after the meeting.

* A proposal to amend our Certificate of Incorporation to effect a one-for-five reverse stock split was approved with 2,754,807- For; 61,911-
Against; and 1,880- Abstain.

* A proposal to amend our Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance was approved with 2,389,049- For; 427,647- Against; and 1,903- Abstain.

* A proposal to amend our 2005 Equity Incentive Plan, to increase the number of shares authorized for issuance was approved with 796,886-For; 342,370- Against; 6,194- Abstain; and 1,673,148- Broker Non-votes.

* A proposal to ratify the appointment of Grant Thornton LLP as independent certified public accounts for the Company for the fiscal year ending December 31, 2006 was approved with 2,752,123- For; 63,472-Against; and 3,003- Abstain.

* A Stockholder Proposal to set the age of 70 years as the mandatory age of retirement for members of the Board of Directors of the Company failed with 445,523- For; 669,784- Against; 30,144- Abstain; and
1,673,148- Broker Non-votes.

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

Date:  August 21, 2006        By: /s/Rosemary Mazanet
     -----------------           ---------------------
                              Rosemary Mazanet
                              Acting Chief Executive Officer
                              (Principal Executive Officer)

Date:  August 21, 2006        By: /s/ Stephen B. Thompson
     -----------------           ------------------------
                              Stephen B. Thompson
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                    Access Pharmaceuticals, Inc. and Subsidiaries
                         Condensed Consolidated Balance Sheets


                                          June 30, 2006  December 31, 2005
                                          -------------   -------------
                                           (unaudited)
     ASSETS
Current assets
Cash and cash equivalents                 $  1,429,000    $    349,000
Short term investments, at cost                188,000         125,000
Receivables                                  4,641,000       4,488,000
Prepaid expenses and other current assets       81,000         197,000
                                          -------------   -------------
Total current assets                         6,339,000       5,159,000
                                          -------------   -------------

Property and equipment, net                    258,000         300,000
Debt issuance costs, net                       298,000               -
Patents, net                                   962,000       1,046,000
Licenses, net                                   50,000          75,000
Restricted cash and other assets               349,000         633,000
                                          -------------   -------------
Total assets                              $  8,256,000    $  7,213,000
                                          =============   =============

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses     $  1,875,000    $  2,883,000
Accrued interest payable                     1,172,000         652,000
Deferred revenues                              173,000         173,000
Current portion of long-term debt           11,791,000         106.000
                                          -------------   -------------
Total current liabilities                   15,011,000       3,814,000

Long-term debt                               5,500,000       7,636,000
                                          -------------   -------------
Total liabilities                           20,511,000      11,450,000
                                          -------------   -------------

Commitments and contingencies

Stockholders' deficit
Preferred stock - $.01 par value;
 authorized 2,000,000 shares;
 none issued or outstanding                          -               -
Common stock - $.01 par value;
 authorized 100,000,000 shares;
 issued, 3,532,308 at June 30, 2006
 and 3,528,108 at December 31, 2005             35,000          35,000
Additional paid-in capital                  63,111,000      62,942,000
Notes receivable from stockholders          (1,045,000)     (1,045,000)
Treasury stock, at cost - 163 shares            (4,000)         (4,000)
Accumulated deficit                        (74,352,000)    (66,165,000)
                                          -------------   -------------
Total stockholders' deficit                (12,255,000)     (4,237,000)
                                          -------------   -------------
Total liabilities and
  stockholders' deficit                   $  8,256,000    $  7,213,000
                                          =============   =============

      The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries
            Condensed Consolidated Statements of Operations
                              (unaudited)

                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2006         2005         2006         2005
                             ------------ ------------ ------------ ------------
Expenses
Research and development     $   634,000  $   653,000  $ 1,390,000  $ 1,194,000
General and administrative       663,000    1,816,000    1,329,000    2,505,000
Depreciation and amortization     77,000       84,000      154,000      167,000
                             ------------ ------------ ------------ ------------
Total expenses                 1,374,000    2,553,000    2,873,000    3,866,000
                             ------------ ------------ ------------ ------------

Loss from operations          (1,374,000)  (2,553,000)  (2,873,000)  (3,866,000)

Interest and miscellaneous
  income                         100,000       12,000      192,000       22,000
Interest and other expense    (1,969,000)    (447,000)  (3,268,000)    (760,000)
Unrealized loss on fair
  value of warrants and
  conversion feature             (88,000)           -   (2,238,000)           -
                             ------------ ------------ ------------ ------------
                              (1,957,000)    (435,000)  (5,314,000)    (738,000)
                             ------------ ------------ ------------ ------------
Loss before discontinued
  operations                  (3,331,000)  (2,988,000)  (8,187,000)  (4,604,000)
Discontinued operations                -     (806,000)           -   (1,620,000)
                             ------------ ------------ ------------ ------------
Net loss                     $(3,331,000) $(3,794,000) $(8,187,000) $(6,224,000)
                             ============ ============ ============ ============

Basic and diluted loss per common share
 Loss from continuing operations
 Allocable to common shareholders $(0.94)      $(0.95)      $(2.32)      $(1.47)
 Discontinued operations               -        (0.26)           -        (0.52)
                             ------------ ------------ ------------ ------------
Net loss allocable to
  common shareholders             $(0.94)      $(1.21)      $(2.32)      $(1.99)
                             ============ ============ ============ ============

Weighted average basic and diluted
common shares outstanding      3,530,931    3,144,942    3,529,887     3,125,275
                             ============ ============ ============ ============

        The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                            Six months ended June 30,
                                          ----------------------------
                                              2006           2005
                                          -------------  -------------
Cash flows from operating activities:
Net loss                                  $ (8,187,000)  $ (6,224,000)
Adjustments to reconcile net loss to
  cash used in operating activities:
Amortization of restricted stock grants              -        100,000
Depreciation and amortization                  154,000        330,000
Stock option expense                           123,000              -
Stock expense                                   46,000              -
Amortization of debt costs and discounts     2,588,000        175,000
Unrealized loss on fair value of warrants
  and conversion feature                     2,238,000              -
Change in operating assets and liabilities:
 Receivables                                         -        (19,000)
 Inventory                                           -         64,000
 Prepaid expenses and other current assets     116,000        266,000
 Restricted cash and other assets               92,000        581,000
 Accounts payable and accrued expenses      (1,008,000)       124,000
 Accrued interest payable                      520,000        567,000
 Deferred revenues                                   -        705,000
                                          -------------  -------------
Net cash used in operating activities       (3,318,000)    (3,331,000)
                                          -------------  -------------

Cash flows from investing activities:
Capital expenditures                            (3,000)       (26,000)
Purchases of short term
  investments and certificates of deposit      (63,000)             -
                                          -------------  -------------
Net cash used in investing activities          (66,000)       (26,000)
                                          -------------  -------------

Cash flows from financing activities:
Payments on notes payable                      (68,000)      (267,000)
Proceeds from secured convertible
  notes payable                              4,532,000      2,633,000
                                          -------------  -------------
Net cash provided by financing activities    4,464,000      2,366,000
                                          -------------  -------------

Net increase (decrease) in cash
  and cash equivalents                       1,080,000       (991,000)
Cash and cash equivalents at
  beginning of period                          349,000      1,775,000
                                          -------------  -------------
Cash and cash equivalents at
  end of period                           $  1,429,000   $    784,000
                                          =============  =============

Cash paid for interest                          $4,000        $10,000

Supplemental disclosure of non-cash transactions
 40,000 shares of common stock issued
   pursuant to the SEDA and Secured
   Convertible Notes                                $-       $500,000

   The accompanying notes are an integral part of these statements

           Access Pharmaceuticals, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements
             Six Months Ended June 30, 2006 and 2005
                              (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of June 30, 2006 and the consolidated statements of operations and cash flows for the three months ended June
30, 2006 and 2005 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2005 contains financial information taken from the audited financial statements as of that date.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                   June 30, 2006             December 31, 2005
                             ------------------------- -------------------------
                                  Gross                     Gross
                                carrying  Accumulated     carrying  Accumulated
                                 value    amortization     value    amortization
                             ------------ ------------ ------------ ------------
Amortizable intangible assets
 Patents                         $1,680       $  718       $1,680       $  634
 Licenses                           500          450          500          425
                             ------------ ------------ ------------ ------------
Total                            $2,180       $1,168       $2,180       $1,059
                             ============ ============ ============ ============

Amortization expense related to intangible assets totaled $54,000 and $96,000 for each of the three months ended June 30, 2006 and 2005, respectively and totaled $109,000 and $194,000 for each of the six months ended June 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of June 31 is as follows (in thousands):

2006         $  109
2007            193
2008            168
2009            168
2010            168
Thereafter      206
            --------
Total        $1,012
            ========

(3) Liquidity

The Company incurred significant losses from continuing operations of $8.2 million for the six months ended June 30, 2006, $7.6 million for the year ended December 31, 2005 and $7.2 million for the year ended
December 31, 2004. Additionally, at June 30, 2006, we have working capital of ($8,672,000). As of June 30, 2006, we did not have sufficient funds to service our convertible notes, to repay our convertible notes at their maturity and support our working capital and operating requirements. As described below the funds raised from SCO and affiliates together with amounts due to us in October from the sale of our oral/topical care business to Uluru, Inc. are expected to allow us to support our working capital and operating requirements for nine months. We do not have funds to pay the obligations which are due in March and April 2007 and will have to raise more funds or attempt to restructure the convertible notes.

SCO Capital Partners LLC Note and Warrant Purchase Agreement
------------------------------------------------------------
On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5.0 million of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access.
Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC ("SCO").

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 70% of the voting securities of Access.

The Company considers the warrant agreement and the conversion feature of the notes to be derivatives and has classified the warrants and the conversion feature as liabilities at fair value in the balance sheet. Information regarding the valuation of the warrants and the conversion feature is as follows:

                                                      2006
                                          ----------------------------
                                           February 16,     June 30,
                                          -------------  -------------
Weighted-average fair value of warrants         $0.93          $1.15

Black-Scholes Assumptions:
Dividend rate                                       -              -
Average risk-free interest rate                  5.08%          5.10%
Average volatility                                113%           145%
Contractual life in years                         6.0            5.6

Weighted-average fair value of
  conversion feature                            $0.50          $0.65

Black-Scholes Assumptions:
Dividend rate                                       -              -
Average risk-free interest rate                  3.50%          5.21%
Average volatility                                113%           145%
Contractual life in years                         1.1            .75

The change in fair value of the warrant between February 16, 2006 and June 30, 2006, has been reflected as an unrealized loss on fair value in the accompanying statement of operations.

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

Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners
--------------------------------------------------------------------------
On March 30, 2005, the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the
Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we have agreed to pay Cornell Capital Partners, L.P. 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 29,300 shares of the Company's common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer.
Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of June 30, 2006 we have accessed $600,000 of the SEDA and $20,000 of the issuance costs have been charged to additional paid-in capital and $192,000 of issuance costs have been charged to interest expense. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA can be accessed through March 30, 2007.

(4)  Debt

The Company's debt is summarized as follows:

                                   June 30, 2006  December 31, 2005
                                   -------------    -------------
Convertible note                    $ 4,015,000      $ 4,015,000
Convertible note                      5,500,000        5,500,000
                                    ------------     ------------
                                      9,515,000        9,515,000
Discount                             (1,167,000)      (1,879,000)
                                    ------------     ------------
                                      8,348,000        7,636,000

SCO and affiliates                    5,000,000                -
Fair value - warrants                 4,389,000                -
Fair value - convertible feature      2,850,000                -
                                    ------------     ------------
                                     12,239,000                -
Discount                             (3,331,000)               -
                                    ------------     ------------
                                      8,908,000                -

Bank note                                35,000          106,000
                                    ------------     ------------
Total                               $17,291,000      $ 7,742,000
                                    ============     ============

Short term                          $11,791,000      $   106,000
Long term                             5,500,000        7,636,000
                                    ------------     ------------
Total                               $17,291,000      $ 7,742,000
                                    ============     ============
(5) Discontinued Operations

In October 2005, we sold our oral/topical care business to Uluru, Inc. for up to $20.6 million. At the closing of this agreement we received $8.7 million. In addition, at the one year anniversary of the agreement, we expect to receive up to $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

In September 2005 we closed our Australian laboratory and office, keeping the vitamin B12 technology.

In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets" operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented. In accordance with SFAS No. 144 the operating results of these assets, along with the gain on sale, have been presented in discontinued operations for all periods presented.

                              June 30, 2006  June 30, 2005
                              -------------  -------------
Revenues                                -      $404,000
Operating expenses                      -     2,024,000
                               -----------   -----------
Loss from discontinued operations       -   $(1,620,000)
                               ===========   ===========

We previously had licenses for the oral/topical assets. These licenses were sold to Uluru, Inc. in October 2005. In the Asset Sale Agreement between us and Uluru certain refunds and receipts were incurred before the date of sale and were assigned to either us or to Uluru. We have $173,000 recorded as a deferred gain on the sale until such time as marketing approvals are received.

(6) Stock Based Compensation

The Company has various stock-based employee compensation plans, which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's 2006 fiscal year. The Company's consolidated financial statements for the six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 was approximately $28,000 and $123,000, respectively. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $490,000 and $645,000 during the three months and six months ended June 30, 2005, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In 2005, the Company did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense was amortized over the requisite service period. There are no restricted stock awards granted in 2006 as yet and therefore no stock compensation expense is recognized in 2006.

Stock-based compensation expense recognized in the Company's Statement of Operations for the first six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company's Statement of Operations for the first six months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year
2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model ("Black-
Scholes") as its method of valuation under SFAS 123(R) in fiscal year
2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company's stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

No stock options were granted in the second quarter of 2006 or 2005.

The expected volatility assumption was based upon a combination of historical stock price volatility measured on a twice a month basis and is a reasonable indicator of expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company's employee stock options. The dividend yield assumption is based on the Company's history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior.

At June 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $235,000. The period over which the unearned stock-based compensation is expected to be recognized is approximately three and 1/2 years. The Company anticipates that it will grant additional share-based awards to employees in the future, which will increase the Company's stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company's Employee Stock Purchase Plan has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average fair value of options existing under this plan during the first six months of 2006 was $0.09.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the six months ended June 30, 2006, which was allocated as follows (in thousands):

                                          Six months ended
                                           June 30, 2006
                                          ----------------
Research and development                      $       35
General and administrative                            88
                                             ------------
Stock-based compensation expense
  included in operating expenses                     123
                                             ------------
Total stock-based compensation expense               123
Tax benefit                                            -
                                             ------------
Stock-based compensation expense, net of tax  $      123
                                             ============

As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

					Three months ended	Six Months Ended
					  June 30, 2006		  June 30, 2006
					------------------      ----------------
Loss from continuing operations     $28,000			$123,000

Net loss					 28,000			 123,000

Basic and diluted net loss
   per common share			$0.01				$0.03


The following table reflects net income and diluted earnings per share for the six months ended June 30, 2006, compared with proforma information for the six months ended June 30, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123(R).

                                          Six Months Ended June 30,
                                         ----------------------------
                                         2006 Actuals   2005 Proforma
                                         -------------  -------------
                                     (In thousands, except per share data)

Net loss, as reported under APB 25
  for the prior period (1)                $       N/A    $    (6,224)

Add back stock based employee
  compensation expense in reported net
  loss, net of related tax effects                  -              -

Subtract total stock-based compensation
  expense determined under fair
  value-based method for all awards,
  net of related tax effects (2)                 (123)          (645)
                                         -------------   ------------
Net loss including the effect of stock-
  based compensation expense (3)          $    (7,252)    $   (6,869)
                                         =============   ============

Loss per share:
Basic and diluted, as reported for
the prior period (1)                      $     (2.05)    $    (1.99)
                                         =============   ============
Basic and diluted, including the
effect of stock-based compensation
expense (3)                               $     (2.05)    $    (2.20)
                                         =============   ============

------------------

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

Summary of Plans
----------------
During May 2005, the Company adopted a stock awards plan, as amended, (the "2005 Equity Incentive Plan") which covers 1,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Internal Revenue
Code of 1986 (the "Code"). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors. 36,873 options were granted in the first quarter of 2006 at a weighted average exercise price of $3.10 per share and with 118 months remaining on its contractual life. No options were granted in the second quarter of 2006.

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

Summarized information for our option plans are as follows:



                                                         Weighted-
                                                          average
                                                         exercise
1995 Stock Awards Plan                     Shares         price
-----------------------                  ------------  ------------
Outstanding options at December 31, 2005    430,264        18.20
Options granted, forfeited or exercised
  in 2006                                         -            -
                                         ------------
Outstanding options at June 30, 2006        430,264        18.20
                                         ============

Exercisable at June 30, 2006			  414,574	     18.30

2000 Special Stock Option Plan
------------------------------
Outstanding options at December 31, 2005     50,000        12.50
Options granted, forfeited or exercised
  in 2006                                         -            -
                                         ------------
Outstanding options at June 30, 2006         50,000        12.50
                                         ============

Exercisable at June 30, 2006			   50,000	     12.50

2005 Equity Incentive Plan
---------------------------
Outstanding options at December 31, 2005     50,000         5.45
Options granted in 2006				   36,872         3.15
Options forfeited or exercised
  in 2006                                         -            -
                                         ------------
Outstanding options at June 30, 2006         86,872         4.47
                                         ============

Exercisable at June 30, 2006			   53,672	      4.18

The effect of our outstanding options, warrants and convertible notes are anti-dilutive when we have a net loss. The fully diluted shares are:


                   Three months            Six Months
                  ended June 30,          ended June 30,
               --------------------- ---------------------
                  2006        2005       2006      2005
               ---------- ---------- ---------- ----------
Fully diluted
  shares       13,697,432  4,943,741 13,696,388  4,924,075