Form 10-Q
period 2006-11-20
ACCESS PHARMACEUTICALS INC
filed 2006-11-20
CIK 318306

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X
   -----    -----

The number of shares outstanding of the issuer's common stock, as of November 20, 2006, was 3,535,108 shares, $0.01 par value per share.

                         Total No. of Pages  34
                                           ------

                      ACCESS PHARMACEUTICALS, INC.

                                INDEX
                                -----
                                                                    Page No.
PART I - FINANCIAL INFORMATION                                      --------

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2006
(unaudited) and December 31, 2005 (audited)                            22

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and
September 30, 2005                                                     23

Condensed Consolidated Statements of Cash Flows (unaudited) for
the nine months ended September 30, 2006 and September 30, 2005        24

Notes to Unaudited Condensed Consolidated Financial Statements         25

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     2

Item 3. Quantitative and Qualitative Disclosures About Market Risk      8

Item 4. Controls and Procedures                                         9


PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                9
Item 1A Risk Factors                                                    9

Item 2 Sales of Unregistered Equity Securities and Use of Proceeds     19

Item 3 Defaults Upon Senior Securities                                 20

Item 4 Submission of Matters to a Vote of Security Holders             20

Item 5 Other Information                                               20

Item 6. Exhibits                                                       20

SIGNATURES                                                             21

                    PART I -- FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, our ability to continue as a going concern, payments due from Uluru, Inc., anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration ("FDA") applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "could," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined In Item 1A "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of September 30, 2006, our accumulated deficit was $76,367,000.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC ("SCO") and affiliates.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of September 30, 2006 our cash and cash equivalents and short-term investments were $705,000 and our working capital was ($10,304,000). Our working capital at September 30, 2006 represented a decrease of $11,649,000 as compared to our working capital as of December 31, 2005 of $1,345,000. Our working capital is negative reflecting $9.0 million of debt that becomes due prior to September 30, 2007 and $1.5 million of interest payments due at September 30, 2006. The payment date for $880,000 of interest payments have been extended until September 13, 2007 or earlier under certain conditions.

SCO Capital Partners LLC - Notes and Warrants
---------------------------------------------

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC ("SCO") and affiliates.

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million after offering costs of approximately $500,000, which are being amortized to interest expense over the term of the debt. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by the assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 72.4% of the voting securities of Access.

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

At the closing of this agreement we received $8.7 million in cash proceeds. In addition, at the one year anniversary of the agreement, October 12, 2006, we were due up to $3.7 million (the anniversary payment due from Uluru on October 12, 2006 was not paid, Uluru has assured us that payment is forthcoming upon the closing of a financing, and the parties will continue to negotiate the terms of such deferral) and within 24 months after closing or earlier upon the achievement of a milestone we are scheduled to receive an additional $1 million. Any contingent liabilities which arise in the future relating to our former business could reduce the $3.7 million amount. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

The upfront payment of $8.7 million of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital Partners and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates reduced our burn rate substantially.

Restructuring Convertible Notes
-------------------------------
We restructured and made partial repayment of our 7.0% convertible promissory notes in 2005 and 2006.

One holder of $4 million worth of convertible notes (Oracle Partners LP and related funds) agreed to amend their notes to a new maturity date, April 28, 2007, with the conversion price being reduced from $27.50 per share to $5.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control of the Company. This modification resulted in us recording additional debt discount of $2.1 million, which will be accreted to interest expense to the revised maturity date. Pursuant to an agreement to extend the payment date for such interest, the interest payment due September 13, 2006 was paid on October 16, 2006.

Access was unable to reach a conversion agreement with the second holder of $4 million worth of notes (Philip D.
Kaltenbacher), so we settled his claim by paying him this amount plus expenses and interest as outlined in the terms of the note.

The third noteholder, holding $5.5 million worth of convertible notes agreed to amend its notes to a new maturity date, September 13, 2010 and elected to have the 2005 and 2006 interest of $880,000 to be paid on September 13, 2007 or earlier if the Company receives $5.0 million of new investment.
The delayed interest will earn interest at a rate of 10.0%.

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

Cornell Capital Partners Standby Equity Distribution Agreement
and Securities Purchase Agreement
----------------------------------------------------
On March 30, 2005 the Company executed a Standby Equity
Distribution Agreement (SEDA) with Cornell Capital Patners.
Under the SEDA, under certain conditions, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital
Partners received a one-time commitment fee of 29,300 shares of our common stock. On the same date, the Company entered into a Placement Agency Agreement with Newbridge Securities
Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of September 30, 2006 we have accessed
$600,000 of the SEDA and $20,000 of the issuance costs have been charged to additional paid-in capital and $288,000 of the issuance costs have been charged to interest expense. The
Company currently cannot access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA expires March 30, 2007.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2006 of $76,367,000. We expect that (including the full amount of the receivables due from Uluru, Inc.) we will have funds adequate to fund our current level of operations for seven months excluding any obligation to repay the convertible notes and the debt service on the convertible notes. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay the debt service which is due in March, April and September 2007. Our financing plan including the sales of equity or use of the SEDA are expected to provide the resources to repay such notes. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC.

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Total research spending for the third quarter of 2006 was $379,000, as compared to $410,000 for the same period in 2005, a decrease of $31,000. The decrease in expenses was primarily the result of lower Phase II clinical costs for ProLindac(TM) for the third quarter of 2006. The spending in the third quarter
2005 was for manufacturing the product for the clinical trial which injected its first patient in June 2006.

Total general and administrative expenses were $800,000 for the third quarter of 2006, an increase of $107,000 as compared to the same period in 2005. The increase in spending was due primarily to the following:

* higher patent costs ($95,000);
* additional shareholder expenses ($67,000); and
* expensing options ($34,000).

The increase in expenses was partially offset by:

* lower professional fees ($45,000);
* lower rent expenses ($31,000); and
* other net decreases ($13,000).

Depreciation and amortization was $77,000 for the third quarter of 2006 as compared to $82,000 for the same period in 2005 reflecting a decrease of $5,000. The decrease in depreciation and amortization was due to lower depreciation resulting from some fully depreciated capital assets.

Interest and miscellaneous income was $86,000 for the third quarter of 2006 as compared to $4,000 for the same period in 2005, an increase of $82,000. Most of the increase is due the recognition of interest on the Uluru receivable ($78,000). The remainder of the increase in interest income was due to higher cash balances in 2006 as compared with 2005.

Interest expense and other expense was $1,976,000 for the third quarter of 2006 as compared to $431,000 for the same period in 2005, an increase of $1,545,000. The increase in expense is due to the amortization of the discount of the Secured Convertible Notes.

The Secured Convertible Notes include warrants and a conversion feature. Due to the liquidated damages provisions associated with the registration rights agreement, the warrants and conversion feature are classified as liabilities and recorded at fair value. From the date of issuance to September 30, 2006, the fair value of these instruments has increased resulting in a net unrealized loss of $1.1 million of which a gain of $1.1 million is attributable to the third quarter ended September 30, 2006. Unrealized gain on fair value of warrants and conversion feature was $1.1 million for the third quarter of 2006 as compared to no gain or loss for the same period in 2005, an increased gain of $1.1 million.

Discontinued operations in 2005 is the result of the sale of our oral/topical business to Uluru, Inc. and the closure of our Australian laboratory. The loss from our discontinued operations was $452,000 or $0.14 per common share for the third quarter of 2005.

Net loss in the third quarter of 2006 was $2,015,000, or a $0.57 basic and diluted loss per common share, compared with a loss of $2,064,000, or a $0.65 basic and diluted loss per common share for the same period in 2005, a decreased loss of $49,000 in 2006

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2005

Total research spending for the first nine months of 2006, was $1,769,000, as compared to $1,604,000 for the same period in 2005, an increase of $165,000. The increase in expenses was the result of initial Phase II clinical costs including manufacturing costs of the final product used in clinical studies in 2006 for ProLindac(TM) versus 2005 costs which were primarily manufacturing of the initial product for the Phase II trial and Phase I clinical costs.

Total general and administrative expenses were $2,129,000 for the first nine months of 2006, a decrease of $1,069,000 as compared to the same period in 2005. The decrease in general and administrative expenses was due primarily to the following:

* expenses due to the separation agreement with our former CEO
  ($839,000);
* lower professional fees ($291,000);
* lower royalty license expenses ($150,000);
* lower rent expenses ($88,000);
* lower fees resulting from not being listed on the American
  Stock Exchange ($66,000); and
* other net decreases ($21,000).

The decrease in general and administrative expenses is
partially offset by:

* higher costs due to expensing options ($121,000);
* higher shareholder costs ($132,000);
* higher patent costs ($68,000); and
* higher salary costs due to the hiring of a business development officer ($65,000).

Depreciation and amortization was $231,000 for the first nine months of 2006 as compared to $249,000 for the same period in 2005 reflecting a decrease of $18,000. The decrease in depreciation and amortization was due to increased depreciation resulting from the acquisition of additional capital assets.

Interest and miscellaneous income was $278,000 for the first nine months of 2006 as compared to $26,000 for the same period in 2005, an increase of $252,000. Most of the increase is due the recognition of interest on the Uluru receivable ($235,000). The remainder of the increase in interest income was due to higher cash balances in 2006 as compared with 2005.

Interest and other expense was $5,244,000 for the first nine months of 2006 as compared to $1,191,000 for the same period in 2005, an increase of $4,053,000. The increase in expense is due to the amortization of the discount of the Secured Convertible Notes.

The Secured Convertible Notes include warrants and a conversion feature. Due to the liquidated damages provisions associated with the registration rights agreement, the warrants and conversion feature are classified as liabilities and recorded at fair value. From the date of issuance to September 30, 2006, the fair value of these instruments has increased resulting in a net unrealized loss of $1.1 million of which a gain of $1.1 million is attributable to the third quarter ended September 30, 2006. Unrealized loss on fair value of warrants and conversion feature was $1.1 million for the nine months of 2006 as compared to no gain or loss for the same period in 2005

Discontinued operations in 2005 is the result of the sale of our oral/topical business to Uluru, Inc. and the closure of our Australian laboratory. The loss from our discontinued operations was $2,072,000 or $0.66 per common share for the first nine months of 2005.

Net loss in the first nine months of 2006 was $10,202,000, or a $2.89 basic and diluted loss per common share, compared with a loss of $8,288,000, or a $2.64 basic and diluted loss per common share for the same period in 2005, an increase of $1,914,000.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash and short-term investments in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2006 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $4,000. This estimated effect assumes no changes in our short-term investments at September 30, 2006. We do not believe that we are exposed to any other market risks, as defined under applicable SEC regulations. We are not exposed to risks for changes in commodity prices, or any other market risks.

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

(b) Changes in internal controls. Except as set forth below, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have experienced a history of losses, we expect to incur
future losses and we may be unable to obtain necessary
additional capital to fund operations in the future.
-----------------------------------------------------------

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $76.4 million through September 30, 2006. Net losses for the years ended 2005, 2004 and 2003 were $1,700,000, $10,238,000 and
$6,935,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months prior to September 30, 2006 was approximately $550,000 per month. We project our net cash burn rate for the next seven months (October 1, 2006 to May 31, 2007) to be approximately $625,000 per month. Capital expenditures are forecasted to be minor for the next seven months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, and revenue from possible licensing agreements and collaborative agreements and amounts expected from Uluru, Inc. will be sufficient to fund our currently expected operating expenses for seven months (other than debt and interest obligations including the approximately $5.0 million of Senior Convertible notes due March 31, 2007, and approximately $4.0 million of convertible notes which are required to be repaid in April 2007 and interest of $419,000 due March 2007). We will need to raise substantial additional capital to support our ongoing operations and debt obligations. The anniversary payment due from Uluru on October 12, 2006 was not paid, Uluru has assured us that payment is forthcoming upon the closing of a financing, and the parties will continue to negotiate the terms of such deferral.

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

ProLindac(TM) is manufactured by third parties for our Phase I/II clinical trials. Manufacturing will be required for any additional clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

We are subject to extensive governmental regulation which
increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.
----------------------------------------------------------------

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

* ProLindac(TM) is currently in a Phase II trial in Europe and has commenced a Phase II trial in the US.

* ProLindac(TM) has been approved for an additional Phase I trial in the US by the FDA.

* We filed a 510(k) device approval application in September
2006 for our mucoadhesive liquid technology product, MuGard(TM).

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

Amgen commercializes Palifermin(R). CuraGen, McNeil, MGI Pharma and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

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

We may not be successful in protecting our intellectual property and proprietary rights.
-----------------------------------------------------------------

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


Our patents for the following technologies expire in the years and during the date ranges indicated below:

* ProLindac(TM) in 2021
* Mucoadhesive technology, patents are pending
* Vitamin mediated technology between 2007 and 2019

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

An investment in our common stock may be less attractive
because it is not traded on a recognized public market.
--------------------------------------------------------

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

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.
-------------------------------------------------------------

SCO Capital Partners LLC and its affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Kerry P. Gray each beneficially owned, as determined under the SEC's beneficial ownership rules, approximately 72.4%, 26.4%, and 9.3%, respectively, of our common stock as of November 20, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Substantial sales of our common stock could lower our stock price.
------------------------------------------------------------------

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,535,108 shares of our common stock that are outstanding as of November 20, 2006, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC ("SCO") and affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to October 24, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 72.4% of the voting securities of Access.

The underlying shares of common stock for convertible notes and warrants have not been registered. We relied on Section 4(2) and/or 3(b) of the 1933 Securities Act and the provisions of Regulation D as exemptions from the registration thereunder. The proceeds of the offering will be used principally for general corporate purposes and to fund the development of our portfolio of product candidates.

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

                              ACCESS PHARMACEUTICALS, INC.


Date: November 20, 2006       By: /s/Rosemary Mazanet
     -------------------         -------------------------
                                 Rosemary Mazanet
                                 Acting Chief Executive Officer
                                 (Principal Executive Officer)

Date: November 20, 2006       By: /s/ Stephen B. Thompson
     -------------------         -------------------------
                                 Stephen B. Thompson
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

            Access Pharmaceuticals, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets

                                            September 30, 2006 December 31, 2005
                                               --------------  --------------
                                                (unaudited)
      ASSETS
Current assets
 Cash and cash equivalents                      $    482,000    $    349,000
 Short term investments, at cost                     223,000         125,000
 Receivables                                       4,709,000       4,488,000
 Prepaid expenses and other current assets            54,000         197,000
                                               --------------  --------------
Total current assets                               5,468,000       5,159,000
                                               --------------  --------------

Property and equipment, net                          236,000         300,000

Debt issuance costs, net                             194,000               -

Patents, net                                         920,000       1,046,000

Licenses, net                                         38,000          75,000

Restricted cash and other assets                     217,000         633,000
                                               --------------  --------------
Total assets                                    $  7,073,000    $  7,213,000
                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses          $  2,034,000    $  2,883,000
 Accrued interest payable                          1,457,000         652,000
 Deferred revenues                                   173,000         173,000
 Current portion of long-term debt                12,108,000         106,000
                                               --------------  --------------
Total current liabilities                         15,772,000       3,814,000

Long-term debt                                     5,500,000       7,636,000
                                               --------------  --------------
Total liabilities                                 21,272,000      11,450,000
                                               --------------  --------------

Commitments and contingencies

Stockholders' deficit
Preferred stock - $.01 par value;
 authorized 2,000,000 shares;
 none issued or outstanding                                -               -
Common stock - $.01 par value;
 authorized 100,000,000 shares;
 issued, 3,534,408 at September 30, 2006 and
 3,528,108 at December 31, 2005                       35,000          35,000
Additional paid-in capital                        63,182,000      62,942,000
Notes receivable from stockholders                (1,045,000)     (1,045,000)
Treasury stock, at cost - 163 shares                  (4,000)         (4,000)
Accumulated deficit                              (76,367,000)    (66,165,000)
                                               --------------  --------------
Total stockholders' deficit                      (14,199,000)     (4,237,000)
                                               --------------  --------------
Total liabilities and stockholders' deficit     $  7,073,000    $  7,213,000
                                               ==============  ==============

   The accompanying notes are an integral part of these statements.

              Access Pharmaceuticals, Inc. and Subsidiaries

             Condensed Consolidated Statements of Operations
                              (unaudited)


                                 Three months ended        Nine months ended
                                   September 30,             September 30,
                             ------------------------- -------------------------
                                 2006         2005         2006         2005
                             ------------ ------------ ------------ ------------
Expenses
 Research and development    $   379,000  $   410,000  $ 1,769,000  $ 1,604,000
 General and administrative      800,000      693,000    2,129,000    3,198,000
 Depreciation and amortization    77,000       82,000      231,000      249,000
                             ------------ ------------ ------------ ------------
Total expenses                 1,256,000    1,185,000    4,129,000    5,051,000
                             ------------ ------------ ------------ ------------

Loss from operations          (1,256,000)  (1,185,000)  (4,129,000)  (5,051,000)

Interest and
 miscellaneous income             86,000        4,000      278,000       26,000
Interest and other expense    (1,976,000)    (431,000)  (5,244,000)  (1,191,000)
Unrealized gain (loss) on
 fair value of warrants
 and conversion feature        1,131,000            -   (1,107,000)           -
                             ------------ ------------ ------------ ------------
                                (759,000)    (427,000)  (6,073,000)  (1,165,000)
                             ------------ ------------ ------------ ------------
Loss before discontinued
 operations                   (2,015,000)  (1,612,000) (10,202,000)  (6,216,000)
Discontinued operations                -     (452,000)           -   (2,072,000)
                             ------------ ------------ ------------ ------------
Net loss                     $(2,015,000) $(2,064,000)$(10,202,000) $(8,288,000)
                             ============ ============ ============ ============

Basic and diluted loss per
 common share
Loss from continuing
 operations allocable to
 common shareholders              $(0.57)      $(0.51)      $(2.89)      $(1.98)
Discontinued operations                -        (0.14)           -        (0.66)
                             ------------ ------------ ------------ ------------
Net loss allocable to
 common Shareholders              $(0.57)      $(0.65)      $(2.89)      $(2.64)
                             ============ ============ ============ ============

Weighted average basic
 and diluted common
 shares outstanding            3,534,408    3,169,018    3,530,941    3,140,016
                             ============ ============ ============ ============


    The accompanying notes are an integral part of these statements.

             Access Pharmaceuticals, Inc. and Subsidiaries

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                 Nine months ended September 30,
                                                  ------------------------------
                                                       2006            2005
                                                  --------------  --------------
Cash flows from operating activities:
Net loss                                           $(10,202,000)   $ (8,288,000)
Adjustments to reconcile net loss to cash
 used in operating activities:
Amortization of restricted stock grants                       -         150,000
Stock issued for interest                                     -         609,000
Depreciation and amortization                           230,000         494,000
Stock option expense                                    171,000               -
Stock compensation expense                               69,000               -
Amortization of debt costs and discounts              4,192,000         297,000
Unrealized loss on fair value of warrants
 and conversion feature                               1,107,000               -
Change in operating assets and liabilities:
 Receivables                                             14,000          26,000
 Inventory                                                    -          81,000
 Prepaid expenses and other current assets              143,000         448,000
 Restricted cash and other assets                       128,000         650,000
 Accounts payable and accrued expenses                 (849,000)        (24,000)
 Accrued interest payable                               805,000         256,000
 Deferred revenues                                            -         681,000
                                                  --------------  --------------
Net cash used in operating activities                (4,192,000)     (4,620,000)
                                                  --------------  --------------

Cash flows from investing activities:
Capital expenditures                                     (3,000)        (28,000)
Redemptions (purchases) of short term
  investments and certificates of deposit, net          (98,000)        394,000
                                                  --------------  --------------
Net cash (used in) provided by investing activities    (101,000)        366,000
                                                  --------------  --------------

Cash flows from financing activities:
Payments of notes payable                              (106,000)       (353,000)
Proceeds from secured convertible notes payable       4,532,000       2,633,000
Proceeds from SEDA, net of costs of $23,000                   -         577,000
                                                  --------------  --------------
Net cash provided by financing activities             4,426,000       2,857,000
                                                  --------------  --------------

Net increase (decrease) in cash and
 cash equivalents                                       133,000      (1,397,000)

Cash and cash equivalents at
 beginning of period                                    349,000       1,775,000
                                                  --------------  --------------
Cash and cash equivalents at end of period         $    482,000    $    378,000
                                                  ==============  ==============


Cash paid for interest                             $      5,000    $     12,000
Supplemental disclosure of non-cash
 transactions 40,000 shares of common
 stock issued pursuant to the SEDA and
 Secured Convertible Notes                         $          -    $    500,000
Issued common stock for interest on convertible notes         -         609,000


    The accompanying notes are an integral part of these statements

            Access Pharmaceuticals, Inc. and Subsidiaries

          Notes to Condensed Consolidated Financial Statements
              Nine Months Ended September 30, 2006 and 2005
                              (unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of September 30, 2006 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2005 contains financial information taken from the audited financial statements as of that date.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

                                September 30, 2006        December 31, 2005
                              ----------------------  -----------------------
                                Gross                    Gross
                              carrying  Accumulated    carrying  Accumulated
                               value    amortization    value    amortization
                              --------- ------------  ---------- -------------
Amortizable intangible assets
 Patents                       $ 1,680     $    760    $  1,680     $    634
 Licenses                          500          462         500          425
                               --------    ---------   ---------    ---------
Total                          $ 2,180     $  1,222    $  2,180     $  1,059
                               ========    =========   =========    =========

Amortization expense related to intangible assets totaled $54,000 and $96,000 for each of the three months ended September 30, 2006 and 2005, respectively and totaled $163,000 and $290,000 for each of the nine months ended September 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of September 30 is as follows (in thousands):

2006             $    55
2007                 193
2008                 168
2009                 168
2010                 168
Thereafter           206
                 --------
Total            $   958
                 ========

(3) Liquidity

The Company incurred significant losses from continuing operations of $10.2 million for the nine months ended September 30, 2006, $7.6 million for the year ended December 31, 2005 and $7.2 million for the year ended December 31, 2004. Additionally, at September 30, 2006, we have working capital of ($10,304,000). As of September 30, 2006, we did not have sufficient funds to service our convertible notes, to repay our convertible notes at their maturity and support our working capital and operating requirements. As described below the funds raised from SCO and affiliates together with amounts due to us from the sale of our oral/topical care business to Uluru, Inc. are expected to allow us to support our working capital and operating requirements for seven months. We do not have funds to pay the obligations which are due in March and April 2007 and will have to raise more funds or attempt to restructure the convertible notes. The anniversary payment due from Uluru on October 12, 2006 was not paid, Uluru has assured us that payment is forthcoming upon the closing of a financing, and the parties will continue to negotiate the terms of such deferral.

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

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by the assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 72.4% of the voting securities of Access.

The Company considers the warrant agreement and the conversion feature of the notes to be derivatives and has classified the warrants and the conversion feature as liabilities at fair value in the balance sheet. Information regarding the valuation of the warrants and the conversion feature is as follows:

                                                              2006
                                                    --------------------------
                                                    February 16,  September 30,
                                                    ------------  ------------
Weighted-average fair value of warrants                 $0.93         $1.04
Black-Scholes Assumptions:
Dividend rate                                                - -
Average risk-free interest rate                           5.08%        4.69
Average volatility                                         113%         119%
Contractual life in years                                  6.0          5.4

Weighted-average fair value of conversion feature        $0.50        $0.46
Black-Scholes Assumptions:
Dividend rate                                                -            -
Average risk-free interest rate                           3.50%        5.05
Average volatility                                         113%         119%
Contractual life in years                                  1.1          .50

The change in fair value of the warrant between February 16, 2006 and September 30, 2006, has been reflected as an unrealized loss on fair value of $1,107,000 in the accompanying condensed consolidated statement of operations.

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

Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners
--------------------------------------------------------------------------
On March 30, 2005, the Company executed a Standby Equity
Distribution Agreement (SEDA) with Cornell Capital Partners.
Under the SEDA, the Company may issue and sell to Cornell
Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA.
Further, we have agreed to pay Cornell Capital Partners, L.P.
3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down is subject to a maximum amount of $1,000,000. The terms of the SEDA do not allow us to make draw downs should they cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 29,300 shares of the Company's common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities
Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 700 shares of common stock. The shares issued were valued at $500,000 and recorded as issuance costs and such costs are amortized as the SEDA is accessed. As of September 30, 2006 we have accessed
$600,000 of the SEDA and $20,000 of the issuance costs have been charged to additional paid-in capital and $288,000 of the issuance costs have been charged to interest expense. At this time the Company will not be able to access the SEDA until a post-effective amendment to our registration statement is filed with, and declared effective by, the SEC. The SEDA expires
March 30, 2007.

(4) Debt

The Company's debt is summarized as follows:

                                   September 30, December 31,
                                       2006          2005
                                   ------------  ------------
Convertible note                   $ 4,015,000   $ 4,015,000
Convertible note                     5,500,000     5,500,000
                                   ------------  ------------
                                     9,515,000     9,515,000
Discount                              (812,000)   (1,879,000)
                                   ------------  ------------
                                     8,703,000     7,636,000

SCO and affiliates                   5,000,000             -
Fair value - warrants                4,025,000             -
Fair value - convertible feature     2,083,000             -
                                   ------------  ------------
                                    11,108,000             -
Discount                            (2,203,000)            -
                                   ------------  ------------
                                     8,905,000             -

Bank note                                    -       106,000
                                   ------------  ------------
Total                              $17,608,000   $ 7,742,000
                                   ============  ============

Short term                         $12,108,000   $   106,000
Long term                            5,500,000     7,636,000
                                   ------------  ------------
Total                              $17,608,000   $ 7,742,000
                                   ============  ============

(5) Discontinued Operations

In October 2005, we sold our oral/topical care business to Uluru, Inc. for up to $20.6 million. At the closing of this agreement we received $8.7 million in cash proceeds. In addition, at the one year anniversary, October 12, 2006, of the agreement, we expect to receive up to $3.7 million and we will receive an additional $1 million within 24 months after closing or earlier upon the achievement of a milestone. Any contingent liabilities that arise in the future relating to our former business could reduce the $3.7 million receipt. Additional payments of up to $7.2 million may be made upon the achievement of certain additional milestones.

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

                                     September 30, 2006 September 30, 2005
                                     ------------------ ------------------
Revenues                                $          -       $    641,000
Operating expenses                                 -          2,713,000
                                        -------------      -------------
Loss from discontinued operations       $          -       $ (2,072,000)
                                        =============      =============

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's 2006 fiscal year. The Company's consolidated financial statements for the nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 was approximately $49,000 and $171,000, respectively. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $164,000 and $809,000 during the three months and nine months ended September 30, 2005, respectively.

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

Stock-based compensation expense recognized in the Company's Statement of Operations for the first nine months ended
September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS
123(R). Stock-based compensation expense recognized in the Company's Statement of Operations for the first nine months ended

September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

The Company used the Black-Scholes option-pricing model ("Black-Scholes") as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company's pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company's stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

717,000 stock options were granted in the third quarter of 2006 and no stock options were granted in the third quarter of 2005.

The expected volatility assumption (128%) was based upon a combination of historical stock price volatility measured on a twice a month basis and is a reasonable indicator of expected volatility. The risk-free interest rate assumption (between 4.79% and 5.05%) is based upon U.S. Treasury bond interest rates appropriate for the term of the Company's employee stock options. The dividend yield assumption (none) is based on the Company's history and expectation of dividend payments. The estimated expected term (between 6 months and two years) is based on employee exercise behavior.

At September 30, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $436,000. The period over which the unearned stock-based compensation is expected to be recognized is approximately three years. The Company anticipates that it will grant additional share-based awards to employees in the future, which will increase the Company's stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The Company's Employee Stock Option Plans has been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average fair value of options existing under all plans during the first nine months of 2006 was $7.18.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the nine months ended
September 30, 2006, which was allocated as follows (in thousands):

                                                      Nine months ended
                                                      September 30, 2006
                                                      ------------------
Research and development                                  $     50
General and administrative                                     121
                                                          ---------
Stock-based compensation expense included
  in operating expenses                                        171
                                                          ---------
Total stock-based compensation expense                         171
Tax benefit                                                      -
                                                          ---------
Stock-based compensation expense, net of tax              $    171
                                                          =========

As a result of the adoption of Statement SFAS 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                                         Three Months Ended  Nine Months Ended
                                         September 30, 2006  September 30, 2006
                                         ------------------  ------------------
Loss from continuing operations             $     48,000        $    171,000

Net loss                                          48,000             171,000

Basic and diluted net loss per common share $       0.01        $       0.05


The following table reflects net income and diluted earnings per share for the nine months ended September 30, 2006, compared with proforma information for the nine months ended
September 30, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123(R).

                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ----------------------- -----------------------
                                     2006        2005        2006        2005
                                 ----------- ----------- ----------- -----------
Net loss, as reported under
APB 25 for the prior period (1)    $    N/A    $ (2,064)    $   N/A    $ (8,288)

Add back stock based employee
compensation expense in reported
net loss, net of related
tax effects                               -           -           -           -

Subtract total stock-based
compensation expense determined
under fair  value-based method
for all awards, net of related
tax effects (2)                         (48)       (164)       (171)       (809)
                                 ----------- ----------- ----------- -----------

Net loss including the effect
of stock-based compensation
expense (3)                        $ (2,015)   $ (2,228)   $(10,202)   $ (9,097)
                                 =========== =========== =========== ===========

Loss per share:
Basic and diluted, as reported
for the prior period (1)             $(0.57)     $(0.65)     $(2.89)     $(2.64)
                                 =========== =========== =========== ===========

Basic and diluted, including
the effect of stock-based
compensation expense (3)             $(0.57)     $(0.70)     $(2.89)     $(2.90)
                                 =========== =========== =========== ===========

(1) Net loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2) Stock-based compensation expense for periods prior to year
2006 was calculated based on the pro forma application of SFAS 123.

(3) Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

Summary of Plans
----------------

During May 2005, the Company adopted a stock awards plan, as amended, (the "2005 Equity Incentive Plan") which covers
1,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive
Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors. 36,873 options were granted in the first quarter of 2006 at a weighted average exercise price of $3.10 per share and with 118 months remaining on its contractual life. No options were granted in the second quarter of 2006. 717,000 options were granted in the third quarter of 2006 at a weighted average exercise price of $0.36 per share with 119 months remaining on its contractual life.

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

Summarized information for our option plans are as follows:

                                                               Weighted-
                                                                average
                                                                exercise
                                                      Shares      price
                                                    ---------   ---------
1995 Stock Award Plan
---------------------
Outstanding options at December 31, 2005             430,264      $18.20
Options forfeited in 2006                             31,277       18.23
                                                    ---------
Outstanding options at September 30, 2006            398,987       18.20
                                                    =========

Exercisable at September 30, 2006                    398,987       18.20

2000 Special Stock Option Plan
------------------------------
Outstanding options at December 31, 2005             100,000       12.50
Options granted, forfeited or exercised in 2006            -           -
                                                    ---------
Outstanding options at September 30, 2006            100,000        12.50
                                                    =========

Exercisable at September 30, 2006                    100,000       12.50

2005 Equity Incentive Plan
--------------------------
Outstanding options at December 31, 2005              50,000        5.45
Options granted in 2006                              753,872         .75
Options forfeited or exercised in 2006                     -           -
                                                    ---------
Outstanding options at September 30, 2006            803,872        1.04
                                                    =========

Exercisable at September 30, 2006                    190,122        1.72

The effect of our outstanding options, warrants and convertible notes are anti-dilutive when we have a net loss. The fully diluted shares are:

                                Three months ended        Nine months ended
                                  September 30,              September 30,
                             ------------------------- -------------------------
                                 2006         2005         2006         2005
                             ------------ ------------ ------------ ------------
Fully diluted shares          14,387,436    4,418,383   14,390,902    4,389,382

(7) Subsequent Event

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC ("SCO") and affiliates.

The notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to October 24, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 72.4% of the voting securities of Access.