Form 10KSB
ACCESS PHARMACEUTICALS INC
filed 2007-04-02
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or
☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	83-0221517
(State of Incorporation)	(I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX	75207
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (214) 905-5100

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, One Cent ($0.01) Par Value Per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__No  ✓

State issuer’s revenues for the fiscal year ended December 31, 2006 was $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $19,742,000 as of March 30, 2007.

As of March 30, 2007 there were 3,535,358 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting are incorporated herein by reference into Part III of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Form 10-KSB (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this 10-KSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated payments to be received from Uluru, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-KSB to conform such statements to actual results.

Business

Access Pharmaceuticals, Inc. (“Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company developing products for use in the treatment of cancer, the supportive care of cancer, and other disease states. Our product for the management of oral mucositis, MuGard™, has received marketing clearance by the FDA as a device. Our lead clinical development program for the drug candidate ProLindac™ (formerly known as AP5346) is in Phase II clinical testing. Access also has advanced drug delivery technologies including Cobalamin™-mediated oral drug delivery and targeted delivery.

Together with our subsidiaries, we have proprietary patents or rights to one technology approved for marketing and three drug delivery technology platforms:

•     MuGard™ (mucoadhesive liquid technology),
•      synthetic polymer targeted delivery,
•      Cobalamin-mediated oral delivery,
•      Cobalamin-mediated targeted delivery.

Products

We have used our drug delivery technologies to develop the following products and product candidates:

ACCESS DRUG PORTFOLIO
Compound	Originator	Technology	Indication	FDA Filing	Clinical Stage (1)
Cancer
MuGard™	Access	Mucoadhesive liquid	Mucositis	510(k)	Marketing clearance
ProLindacTM (Polymer Platinate, AP5346) (2)	Access - U London	Synthetic polymer	Cancer	Clinical Development(3)	Phase II
Oral Insulin	Access	Cobalamin	Diabetes	Research	Pre-Clinical
Oral Delivery System	Access	Cobalamin	Various	Research	Pre-Clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Research	Pre-Clinical

(1)   For more information, see “Government Regulation” for description of clinical stages.

(2)   Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

(3)   Clinical studies being conducted in Europe and US.

Approved Products

MuGard™ - Mucoadhesive Liquid Technology (MLT)

Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that annually affects an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. Any treatment that would accelerate healing and/or diminish the rate of appearance of mucositis would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. We believe the potential addressable market for a mucositis product could be over $1 billion world-wide.

Access’ MuGard™ is a viscous polymer solution which provides a coating for the oral cavity. MuGard™ is dispensed in a ready to use form. A multi-site, randomized clinical study was performed in the United States testing MuGard™ and MuGard™ containing an anti-inflammatory drug to determine the effect of these products on the prevention and treatment of mucositis. The data from this trial indicated that the patients using MuGard™ displayed a lower incidence of mucositis than is typically seen in the studied population with no additional benefit from the drug.

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages MuGard™ may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale, which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

•      the average severity of the disease was reduced by approximately 40%;
•      the maximum intensity of the mucositis was approximately 35% lower; and
•      the median peak intensity was approximately 50% lower.

These data confirmed that fact that MuGard™ could represent an important advancement in the management and prevention of mucositis. On September 20, 2006, we announced that we had submitted a Premarket Notification 510(k) application to the United States Food and Drug Administration (FDA) announcing the Company’s intent to market MuGard™. On December 13, 2006, we announced that we had received marketing clearance for MuGard™

from FDA for the indication of the management of oral wounds including mucositis, aphthous ulcers and traumatic ulcers.

Access is currently seeking marketing partners to market MuGard™ in the United States and in other territories worldwide.

Products in Development Status

ProLindac™ (Polymer Platinate, AP5346) DACH Platinum

Chemotherapy, surgery and radiation are the major components in the clinical management of cancer patients. Chemotherapy serves as the primary therapy for some solid tumors and metastases and is increasingly used as an adjunct to radiation and surgery to improve their effectiveness. For chemotherapeutic agents to be effective in treating cancer patients, however, the agent must reach the target cells in effective quantities with minimal toxicity in normal tissues.

The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens they can tolerate and clinicians attempt to design a combination of chemotherapeutic drugs, a dosing schedule and a method of administration to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells. Notwithstanding clinicians’ efforts, most current chemotherapeutic drugs have significant shortcomings that limit the efficacy of chemotherapy. For example, certain cancers are inherently unresponsive to chemotherapeutic agents. Alternatively, other cancers may initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy and the resistant cells may survive and cause a relapse. Serious toxicity, including bone marrow suppression, renal toxicity, neuropathy, or irreversible cardiotoxicity, are some of the limitations of current anti-cancer drugs that can prevent their administration in curative doses.

Oxaliplatin, a formulation of DACH platinum, is a chemotherapeutic which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer. It is now also being marketed in the United States and is generating worldwide sales in excess of $2 billion annually. Carboplatin and Cisplatin, two other approved platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid (known as the FOLFOX regime) is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 940,000 reported new cases annually worldwide, increasing at a rate of approximately three percent per year, and 500,000 deaths.

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $3.0 billion. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug development goal therefore is to enhance delivery of the active drug to the tumor and minimize the amount of active drug affecting normal organs in the body.

Utilizing a biocompatible water-soluble polymer HPMA as a drug carrier, Access’ drug candidate ProLindac™, links DACH platinum to a polymer in a manner which permits the selective release of active drug to the tumor by several mechanisms, including taking advantage of the differential pH in tumor tissue compared to healthy tissue. The polymer also capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability of ProLindac™ to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product oxaliplatin, ProLindac™ showed either marked superiority or superiority in most of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, ProLindac™ delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that ProLindac™ delivers approximately 14 times more platinum to tumor DNA than oxaliplatin. Results from preclinical efficacy studies conducted in the B16 and other tumor models have also shown that ProLindac™ is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of ProLindac™.

In 2005 we completed a Phase I multi-center clinical study conducted in Europe, which enrolled 26 patients. The study was reported at the AACR-NCI-EORTC conference in Philadelphia in November 2005.  The European trial was designed to identify the maximum tolerated dose, dose limiting toxicities, the pharmacokinetics of the platinum in plasma and the possible anti-tumor activity of ProLindacTM. The open-label, non-randomized, dose-escalation Phase I study was performed at two European centers. ProLindacTM was administered as an intravenous infusion over one hour, once a week on days 1, 8 and 15 of each 28-day cycle to patients with solid progressive tumors. We obtained results in 26 patients with a broad cross-section of tumor types, with doses ranging from 80-1,280 mg Pt/m2.

Of the 26 patients, 10 were not evaluable for tumor response, principally due to withdrawal from the study prior to completing the required cycle. Of the 16 evaluable patients, 2 demonstrated a partial response, 1 experienced a partial response based on a biomarker and 4 experienced stable disease. One of the patients who attained a partial response had a melanoma with lung metastasis; a CT scan revealed a tumor decrease of greater than 50%. The other patient who responded had ovarian cancer; she had a reduction in lymph node metastasis and remission of a liver metastasis. The patient who experienced a partial response based on a biomarker was an ovarian cancer patient for whom CA-125 levels returned to normal. Also of note, a patient with cisplatin resistant cervical cancer showed a short lasting significant reduction in lung metastasis after 3 doses. However, due to toxicity, the patient could not be retreated to determine whether the partial response could be maintained.

We have commenced a European Phase II ProLindac™ trial in ovarian cancer patients who have relapsed after first line platinum therapy. The primary aim of the study is to the determine the response rate of ProLindacTM monotherapy in this patient population. The response rates for other platinum compounds in this indication are well known, and will be used for comparison.

We have provided ProLindacTM to the Moores Cancer Center at the University of California, San Diego to conduct a Phase II clinical study in patients with head and neck cancer under a physician-sponsored IND. The primary aim of the study is to demonstrate the ability of the tumor-targeting polymer system to deliver more platinum to tumors than can be attained with oxaliplatin, the approved DACH platinum compound.

The company has submitted an IND application to the US Food and Drug Administration, and has received clearance from the agency to proceed with a Phase I clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of the ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for Phase II clinical studies of this combination in colorectal cancer. The company is currently evaluating whether clinical development of ProLindac in this indication might proceed more rapidly by utilizing an alternative clinical strategy and/or conducting studies in the US and/or elsewhere in the world.

Research Projects, Products and Products in Development

Drug Development Strategy

A part of our integrated drug development strategy is to form alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. The Company does not spend significant resources on fundamental biological research but rather focuses on its chemistry expertise and clinical development. For example, certain of our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as MuGard™ and Cobalamin-mediated oral drug delivery which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer development program. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

We will continue to evaluate the most cost-effective methods to advance our programs. We will contract certain research and development, manufacturing and manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. As appropriate to achieve cost savings and accelerate our development programs, we will expand our internal core capabilities and infrastructure in the areas of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner.

Process

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

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Generally, we manage the smaller Phase I and II trials ourselves. Currently, we have one Phase II trial in process and two Phase II trials planned for this year subject to preliminary findings in other trials and our ability to fund such trials.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $2,053,000, $2,783,000 and $2,335,000 on research and development during the years 2006, 2005 and 2004, respectively.

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

We believe our drug delivery technologies are differentiated from conventional drug delivery systems in that they seek to apply a disease-specific approach to improve the drug delivery process with formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms for use in cancer chemotherapy are:

•      Synthetic Polymer Targeted Drug Delivery Technology;

•      Cobalamin-Mediated Oral Delivery Technology; and

•      Cobalamin-Mediated Targeted Delivery Technology.

 Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes hydroxypropylmethacrylamide with platinum, designed to exploit enhanced permeability and retention, or EPR, at tumor sites to selectively accumulate drug and control drug release. This technology is employed in our lead clinical program, ProLindac™. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Utilizing the principles of prodrugs, the drug is essentially inert while attached to the polymer, but is released inside the tumor mass while polymer/drug not delivered to tumors is renally cleared from the body. For example, ProLindac is attached to a pH-sensitive linker which releases the platinum cytotoxic agent much faster in the low pH environments found typically outside of tumor cells and within specific compartments inside of tumor cells. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

Cobalamin-Mediated Oral Delivery Technology

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

Our scientists discovered that Cobalamin (analogs of VB12) will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to the Cobalamin. Thus Cobalamin serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules that are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to Cobalamin. If the capacity of the Cobalamin transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to that Cobalamin is also attached. A further option, especially for drugs and macromolecules that are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with Cobalamin. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to ‘amplify’ delivery by transporting many molecules at one time due to the inherently large nanoparticle volume compared with the size of the drug.

Our proprietary position in this technology involves the conjugation of Cobalamin and/or folic acid and/or biotin (or their analogs) to a polymer to which is also attached the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, disease targeting is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these Cobalamin-drug conjugates.

Cobalamin-Mediated Targeted Delivery Technology

Most drugs are effective only when they reach a certain minimum concentration in the region of disease, yet are well distributed throughout the body contributing to undesirable side effects. It is therefore advantageous to alter the natural biodistribution of a drug to have it more localized where it is needed. Our Cobalamin-mediated targeted delivery technology utilizes the fact that in many diseases where there is rapid growth and/or cell division, the demand for certain vitamins increases. By coupling the drug to a vitamin analog, the analog serves as a carrier to increase the amount of drug at the disease site relative to its normal distribution.

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

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using Cobalamin compounds (analogs of vitamin B12), but we have also used and have certain intellectual property protection for the use of folate and biotin which may more effectively target anti-cancer drugs to solid tumors.

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

Other Key Developments

On March 30, 2007, Access Pharmaceuticals, Inc. ("Access") and SCO Capital Partners LLC and affiliates ("SCO") agreed to extend the maturity date of an aggregate of $6,000,000 of 7.5% convertible notes to April 27, 2007 from March 31, 2007.

On February 21, 2007 we announced we had entered into a non-binding letter of intent to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the non-binding letter of intent, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt under existing terms of conversion. The closing of the transaction is subject to numerous conditions including the execution of a definitive Merger Agreement, receipt of necessary approvals as well as completion of our due diligence investigation. There can be no assurance that the transaction will be consummated or if consummated, that it will be on the terms described herein.

We have upcoming maturity dates on our convertible notes. The $6 million of Senior Convertible notes are due March 31, 2007 plus accrued interest; and the approximately $4.0 million of convertible notes which are due April 28, 2007 including interest; and capitalized interest of $880,000. We are currently negotiating with the debt holders to convert their debt to equity or to extend the terms of their due dates.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

On December 8, 2006 we amended our 2005 Asset Sale Agreement with Uluru, Inc. Access received from Uluru an upfront payment of $4.9 million, will receive an additional $350,000 on April 8, 2007 and in the future could receive potential milestones of up to $4.8 million based on Uluru sales. The amendment agreement included the anniversary payment due October 12, 2006, the early payment of the two year anniversary payment, and a payment in satisfaction of certain future milestones. Access also transferred to Uluru certain patent applications that Access had previously licensed to Uluru under the 2005 License Agreement. Under a new agreement, Access has acquired a license from Uluru to utilize the nanoparticle aggregate technology contained in the transferred patent applications for subcutaneous, intramuscular, intra-peritoneal and intra-tumoral drug delivery. Additionally, one future milestone was increased by $125,000.

On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due April 27, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”) and affiliates.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due April 27, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due April 27, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

All the secured notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by substantially all of the assets of Access.

Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder’s note is convertible.  Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012 or October 24, 2012 or December 6, 2012, as the case may be. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 74.1% of the voting securities of Access. Access may be required to pay in cash, up to 2% per month, as defined, as liquidated damages for failure to file a registration statement timely as required by an investor rights agreement.

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

On October 12, 2005, we sold our oral/topical care business unit to Uluru, Inc, a private Delaware corporation, for up to $18.8 million to focus on our technologies in oncology and oral drug delivery. The products and technologies sold to Uluru included amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we sold to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. We received a license from Uluru for certain applications of the technology. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

At the closing of the agreement we received $8.7 million. In addition, due to the Amended Asset Sale Agreement in December 2006, we received $4.9 million and an obligation to receive from Uluru $350,000 on April 8, 2007 for the first and second anniversary payments and settlement of certain milestones. We recorded $550,000 less $173,000 tax expense as revenue from the discontinued operations in 2006.

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

One U.S. patent has issued and one U.S. patent application and two European patent applications are under review for our mucoadhesive liquid technology. Our patent applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis.

Three U.S. patents and two European patents have issued and one U.S. patent and two European patent applications are pending for polymer platinum compounds. The two patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

We have three patented Cobalamin-mediated targeted therapeutic technologies:

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac™ in 2021,
•	Cobalamin mediated technology between 2007 and 2019

In addition to issued patents, we have a number of pending patent applications. If issued, the patents underlying theses applications could extend the patent life of our technologies beyond the dates listed above.

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

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a New Drug Application (“NDA”) prior to commercial sale.

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

Employees

As of March 30, 2007, we had nine full time employees, four of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our web site, www.accesspharma.com, our annual reports on Form 10-KSB and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available through the SEC’s website at www.sec.gov certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access Pharmaceuticals, Inc., 2600 Stemmons Freeway, Suite 176, Dallas, TX 75207 attn: Investor Relations.

RISK FACTORS

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-KSB. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $77.7 million through December 31, 2006. Net losses for the years ended 2006, 2005 and 2004 were $12,874,000, $1,700,000 and $10,238,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the twelve months of 2006 was approximately $550,000 per month. We project our net cash burn rate for the next seven months to be approximately $750,000 per month. Capital expenditures are forecasted to be minor for the next seven months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for seven months (other than debt and interest obligations including the approximately $6 million of Senior Convertible notes due April 27, 2007 plus accrued interest; and approximately $4.0 million of convertible notes which are required to be repaid April 28, 2007 plus accrued interest; and capitalized interest of $880,000 due September 13, 2007). We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes $6 million of Senior Convertible notes due April 27, 2007, and approximately $4.0 million of our Convertible Subordinated Notes due April 28, 2007 and $5.5 million is due in September 2010. We also have capitalized interest of $880,000 plus interest due the Company otherwise it will be due September 13, 2007.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy or our secured note holders could foreclose on the escrow and pledge of our shares and sell the shares on the open market, which is likely to cause a significant drop in the price of our stock. We may be unable to repay or repurchase or restructure the convertible subordinated notes due in March 2007, April 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on substantially all of our assets, which could force us to curtail or cease our business operations.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

•	A mucoadhesive liquid technology product, MuGard™, has received marketing approval by the FDA.
•	ProLindac™ is currently in a Phase II trial in Europe and a Phase II trial in the US.
•	ProLindac™ has been approved for an additional Phase I trial in the US by the FDA.
•	Cobalamin™ mediated delivery technology is currently in the pre-clinical phase.

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

The following products may compete with polymer platinate:

•	Cisplatin, marketed by Bristol-Myers Squibb, the originator of the drug, and several generic manufacturers;
•	Carboplatin, marketed by Bristol-Myers Squibb in the US; and
•	Oxaliplatin, marketed exclusively by Sanofi-Aventis.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

•	Antigenics and Regulon are developing liposomal platinum formulations;
•	Spectrum Pharmaceuticals and GPC Biotech is developing oral platinum formulations;
•	Poniard Pharmaceuticals is developing both iv and oral platinum formulations;
•	Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
•	American Pharmaceutical Partners, Cell Therapeutics, Daiichi, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems.

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system are Bristol-Myers Squibb, Centocor (acquired by Johnson & Johnson), Endocyte, GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

Amgen, Carrington Laboratories, CuraGen Corporation, Cytogen Corporation, Endo Pharmaceuticals, , MGI Pharma, Nuvelo, Inc. and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

BioDelivery Sciences International, Biovail Corporation, Cellgate, CIMA Labs, Inc., Cytogen Corporation, Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel Technologies, Nobex and Xenoport are developing products which compete with our oral drug delivery system.

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

Lower prices for pharmaceutical products may result from:

•	third-party payers' increasing challenges to the prices charged for medical products and services;

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to 13 U.S. patents and to 9 U.S. patent applications now pending, and 4 European patents and 12 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac™ in 2021,
•	Cobalamin mediated technology between 2007 and 2019

In addition to issued patents, we have a number of pending patent applications. If issued, the patents underlying theses applications could extend the patent life of our technologies beyond the dates listed above.

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

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Stephen R. Seiler. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Stephen R. Seiler, David P. Nowotnik, PhD our Senior Vice President Research and Development, and Stephen B. Thompson, our Vice President and Chief Financial Officer, their employment may be terminated by them or us at any time. Mr. Seiler’s, Dr. Nowotnik's and Mr. Thompson’s agreements expire within one year and are extendable each year on the anniversary date. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

An investment in our common stock may be less attractive because it is not traded on a recognized public market.

Our common stock has traded on the OTC Bulletin Board, or OTCBB since June 5, 2006. From February 1, 2006 until June 5, 2006 we traded on the “Pink Sheets” after our common stock was de-listed from trading on AMEX. The OTCBB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

SCO Capital Partners LLC, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Jeffrey B. Davis each beneficially owned approximately 74.1%, 26.4%, and 14.9%, respectively, of our common stock as of December 31, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,535,358 shares of our common stock that are outstanding as of March 30, 2007, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

ITEM 2. DESCRIPTION OF PROPERTY

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in December 2007. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Stephen R. Seiler, 50, has been our President and Chief Executive Officer since January 1, 2007. Until recently, Mr. Seiler had been Acting Chief Executive Officer of Effective Pharmaceuticals, inc. and advising other companies in the healthcare field. From 2001 until 2004 he was Chief Executive Officer of Hybridon, Inc. (now named Idera Pharmaceuticals, Inc.). Mr. Seiler was Executive Vice President, Planning, Investment & Development at Elan Corporation plc from 1995 until 2001. He also worked as an investment banker at Paribas Capital Markets in both London and New York from 1991 to 1995 where he was founder and head of Paribas’ pharmaceutical investment banking group.

David P. Nowotnik, Ph.D., 58, has been Senior Vice President Research and Development since January 2003 and had been Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Phillip S. Wise, 49, has been our Vice President Business Development since June 1, 2006. Mr. Wise was Vice President of Commercial and Business Development for Enhance Pharmaceuticals, Inc. and Ardent

Pharmaceuticals, Inc. from 2000 until 2006. Prior to that time he was with Glaxo Wellcome, from 1990 to 2000 in various capacities.

Mr. Stephen B. Thompson, 53, has been Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ACCP since June 5, 2006. From February 1, 2006 until June 5, 2006 we traded on the “Pink Sheets” under the trading symbol AKCA. From March 30, 2000 until January 31, 2006 we traded on the American Stock Exchange, or AMEX, under the trading symbol AKC.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB, the Pink Sheets and AMEX for our common stock for fiscal years 2006 and 2005. The OTCBB and Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

All per share information reflect a one for five reverse stock split effected June 5, 2006.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2006
First quarter	$2.65	$0.80
Second quarter	1.50	0.10
Third quarter	1.30	0.45
Fourth quarter	3.00	1.05

Fiscal Year Ended December 31, 2005
First quarter	$18.30	$11.00
Second quarter	15.05	8.80
Third quarter	9.95	2.80
Fourth quarter	8.65	2.60

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

The number of record holders of Access common stock at March 30, 2007 was approximately 3,000. On March 30, 2007, the closing price for the common stock as quoted on the OTCBB was $6.45. There were 3,535,358 shares of common stock outstanding at March 30, 2007.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about shares of Common Stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
Equity compensation plans
approved by security
holders
2005 Equity Incentive Plan	802,672	$ 1.04	197,328
1995 Stock Awards Plan	360,917	18.03	-
2001 Restricted Stock Plan	-	-	52,818

Equity compensation plans
not approved by security
holders
2000 Special Stock Option Plan	100,000	12.50	-
Total	1,263,589	$ 6.80	250,146

The 2000 Special Stock Option Plan

The 2000 Special Stock Option Plan (the "Special Plan") was adopted by the Board in October 2000. The Special Plan is a non-stockholder approved plan (as permitted under NASD rules and regulations applicable at the time of adoption by the Board). The Supplemental Plan is intended to be a broadly based plan within the meaning of NASD rules and regulations applicable at the time of adoption by the Board. The Special Plan is not intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The Special Plan allows for the issuance of up to 100,000 options to acquire the Company’s stock all of which have been issued. The purpose of the Special Plan is to encourage ownership of Common Stock by employees, consultants, advisors and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The Special Plan provides for the grant of non-qualified stock options to employees (including officers, directors, advisors and consultants). The Special Plan will expire in October 2010, unless earlier terminated by the Board. The options that have been granted expire June 30, 2007.

Issuer Purchases of Equity Securities

None

SELECTED FINANCIAL DATA (In Thousands, Except for Net Loss Per Share) (1)

The following data has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB and prior audited consolidated financial statements of Access and notes thereto. The data should be read in conjunction with the “Selected Financial Data” and Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-KSB.

For the Year Ended December 31,
	2006	2005	2004	2003	2002

Consolidated Statement of Operations and Comprehensive Loss Data:
Total revenues	$ -	$ -	$ -	$ -	$ 89
Operating loss	(5,175)	(9,622)	(6,003)	(5,426)	(5,925)
Interest and miscellaneous income	294	100	226	279	594
Interest and other expense	(7,436)	(2,100)	(1,385)	(1,281)	(1,278)
Unrealized loss	(1,107)	-	-	-	-
Income tax benefit	173	4,067	-	-	-
Loss from continuing operations	(13,251)	(7,555)	(7,162)	(6,428)	(6,520)

Discontinued operations net of taxes $173 in 2006 and $4,067 in 2005	377	5,855	(3,076)	(507)	(2,864)
Net loss	(12,874)	(1,700)	(10,238)	(6,935)	(9,384)

Common Stock Data: (2)
Net loss per basic and diluted common share	$(3.65)	$(0.53)	$(3.38)	$(2.61)	$(3.58)
Weighted average basic and diluted common shares outstanding	3,532	3,237	3,032	2,653	2,621

		December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$4,389	$474	$2,261	$2,587	$9,776
Restricted cash	-	103	1,284	649	468
Total assets	6,426	7,213	11,090	11,811	19,487
Deferred revenue	173	173	1,199	1,184	1,199
Convertible notes, net of discount	8,833	7,636	13,530	13,530	13,530
Total liabilities	16,313	11,450	17,751	17,636	18,998
Total stockholders' equity (deficit)	(9,887)	(4,237)	(6,661)	(5,825)	489

(1)
This data has been adjusted for discontinued operations and sales of assets. The discontinued operations relate to the sale of our oral care and dermatology business to Uluru, Inc. and the closing and sale of the our Australian laboratory described more fully in “Item 6. Management’s Discussion and Analysis or Plan of Operations.”

(2)	All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-KSB.

Overview

We are an emerging biopharmaceutical company developing products for use in the treatment of cancer, the supportive care of cancer, and other disease states. Our product for the management of oral mucositis, MuGard™, has received marketing clearance by the FDA as a device. Our lead clinical development program for the drug candidate ProLindac™ (formerly known as AP5346) is in Phase II clinical testing. Access also has other advanced drug delivery technologies including Cobalamin™-mediated oral drug delivery and targeted delivery.

Together with our subsidiaries, we have proprietary patents or rights to one approved technology for marketing and three drug delivery technology platforms:

•      MuGard™ (mucoadhesive liquid technology),
•      synthetic polymer targeted delivery,
•      Cobalamin-mediated oral delivery, and
•      Cobalamin-mediated targeted delivery.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of December 31, 2006, our accumulated deficit was $77,672,000.

On March 30, 2007, Access Pharmaceuticals, Inc. ("Access") and SCO Capital Partners LLC and affiliates ("SCO") agreed to extend the maturity date of an aggregate of $6,000,000 of 7.5% convertible notes to April 27, 2007 from March 31, 2007.

On February 21, 2007 we announced we had entered into a non-binding letter of intent to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the non-binding letter of intent, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt under existing terms of conversion. The closing of the transaction is subject to numerous conditions including the execution of a definitive Merger Agreement, receipt of necessary approvals as well as completion of our due diligence investigation. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described herein.

On December 8, 2006 we amended our 2005 Asset Sale Agreement with Uluru, Inc. Access received from Uluru an upfront payment of $4.9 million, will receive an additional $350,000 on April 8, 2007 and in the future could receive potential milestones of up to $4.8 million based on Uluru sales. The amendment agreement included the anniversary payment due October 12, 2006, the early payment of the two year anniversary payment, and a payment in satisfaction of certain future milestones. Access also transferred to Uluru certain patent applications that Access had previously licensed to Uluru under the 2005 License Agreement. Under a new agreement, Access has acquired a license from Uluru to utilize the nanoparticle aggregate technology contained in the transferred patent applications for subcutaneous, intramuscular, intra-peritoneal and intra-tumoral drug delivery. Additionally, one future milestone was increased by $125,000.

On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”) and affiliates.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

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

On October 12, 2005, we sold our oral/topical care business unit to Uluru, Inc, a private Delaware corporation, for up to $18.8 million to focus on our technologies in oncology and oral drug delivery. The products and technologies sold to Uluru included amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we sold to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. We received a license from Uluru for certain applications of the technology. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm (see further discussion under “Liquidity and Capital Resources”).

Our product MuGard™, for the management of mucositis, was approved for marketing by the FDA under a 510(k) allowance in December 2006. Our focus will be developing unique polymer linked cytotoxics for use in the treatment of cancer and other diseases states. Our lead development product ProLindac™ is in Phase II clinical testing. The Company also has other advanced drug delivery technologies including Cobalamin-mediated targeted delivery and oral care drug delivery. We do not have any agreements which provide for near term revenues. Our expenses for salaries and rent are reduced from prior years. Our clinical development expenses may be higher than previous years.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Our total research spending for continuing operations for the year ended December 31, 2006 was $2,053,000, as compared to $2,783,000 in 2005, a decrease of $730,000. The decrease in expenses was the result of Phase II clinical trial start-up costs, including manufacturing costs for ProLindac™ in 2005 whereas 2006 costs were primarily clinical trial costs.

Our total general and administrative expenses were $2,813,000 for 2006, a decrease of $1,825,000 over 2005 expenses of $4,638,000, due to lower:

•	Salary expenses due to the separation agreement in 2005 with our former CEO ($909,000);

•	Professional fees for investment strategies and fairness opinions in 2005 ($397,000);

•	Legal fees ($313,000);

•	Patent and license fees ($194,000);

•	Rent ($113,000);

•	Compensation paid to Chairman in 2005 ($140,000) and

•	Other net decreases ($41,000).

The decrease in general and administrative expenses is offset partially by higher:

•	Salary related costs due to the expensing of stock options ($180,000); and

•	Investor/public relations fees ($102,000).

Depreciation and amortization was $309,000 in 2006 as compared to $333,000 in 2005, a decrease of $24,000 due to the lower depreciation expense.

In 2005 we wrote off our goodwill of $1,868,000 following an impairment analysis.

Our loss from operations in 2006 was $5,175,000 as compared to a loss of $9,622,000 in 2005.

Interest and miscellaneous income was $294,000 for 2006 as compared to $100,000 for 2005, an increase of $194,000, relating to interest recognized on the Uluru receivable and higher cash balances in 2006 as compared with 2005.

Interest and other expense was $7,436,000 for 2006 as compared to $2,100,000 for the same period in 2005, an increase of $5,336,000. The increase was due to amortization of the discount of the Secured Convertible Notes and to amortization of the discount on the extension of a convertible note.

We had $550,000 less $173,000 tax expense in 2006 in milestone revenues from our oral care assets that we sold to Uluru, Inc. due to the amended 2005 Asset Sale Agreement. We had no milestone revenues in 2005.

The Secured Convertible Notes include warrants and a conversion feature. Until September 30, 2006 we accounted for the warrants and conversion feature as liabilities and recorded at fair value. From the date of issuance to September 30, 2006, the fair value of these instruments increased resulting in a net unrealized loss of $1.1 million. On October 1, 2006, we adopted the provisions of Financial Accounting Standards Board Staff Position EITF No. 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2), which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” Under previous guidance, the fair value of the warrant was recorded as a current liability in our balance sheet, due to a potential cash payment feature in the warrant. The current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. Under the new guidance in EITF 00-19-2, as we believe the likelihood of such a cash payment to not be probable, have not recognized a liability for such obligations. Accordingly, a cumulative-effect adjustment of $1.4 million was made as of October 1, 2006 to accumulated deficit, representing the difference between the initial value of this warrant and its fair value as of this date and recorded to equity.

Net loss for 2006 was $12,874,000, or $3.65 basic and diluted loss per common share compared with a loss of $1,700,000, or a $0.53 basic and diluted loss per common share, for 2005.

Comparison of Years Ended December 31, 2005 and 2004

Our total research spending for continuing operations for the year ended December 31, 2005 was $2,783,000, as compared to $2,335,000 in 2004, an increase of $448,000. The increase in expenses was the result of Phase II start-up costs including manufacturing and clinical costs for ProLindac™ clinical trials ($674,000) and other net costs ($20,000) offset by lower salary costs due to cutbacks in scientific staff ($246,000).

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

Interest and miscellaneous expense was $2,100,000 for 2005 as compared to $1,385,000 for the same period in 2004, an increase of $715,000. The increase was due to repayment of the secured convertible notes and contractually accelerated interest and penalty and due to amortization of the discount on the extension on of the convertible note.

Net loss for 2005 was $1,700,000, or a $0.53 basic and diluted loss per common share compared with a loss of $10,238,000, or a $3.38 basic and diluted loss per common share, for 2004.

Discontinued Operations

In October 2005 we sold our oral/topical care business to Uluru, Inc. for a gain of $12,891,000 less $4,067,000 tax expense and we closed down our Australian operations. The loss from our discontinued operations of our oral/topical care business and our Australian operation was $2,969,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of December 31, 2006 our cash and cash equivalents and short-term investments were $4,389,000 and our working capital deficit was $5,782,000. Our working capital at December 31, 2006 represented a decrease of $7,127,000 as compared to our working capital as of December 31, 2005 of $1,345,000. Our working capital is negative reflecting $11.0 million of debt that becomes due prior to December 31, 2007 and $0.6 million of accrued interest payments due by September 13, 2007.

As of December 31, 2006, the Company did not have enough capital to achieve its long-term goals. As of March 27, 2007 the Company had cash and cash equivalents of approximately $3.2 million.

SCO Capital Partners LLC - Notes and Warrants
On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”) and affiliates.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

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

All the secured notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by the assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012, October 24, 2012 and December 6, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 74.1% of the voting securities of Access. Access may be required to pay in cash, up to 2% per month, as defined, as liquidated damages for failure to file a registration statement timely as required by an investor rights agreement.

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

Uluru, Inc. - Sale of Oral/Topical Care Assets
On December 8, 2006 we amended our 2005 Asset Sale Agreement with Uluru, Inc. Access received from Uluru an upfront payment of $4.9 million, will receive an additional $350,000 on April 8, 2007 and in the future could receive potential milestones of up to $4.8 million based on Uluru sales. The amendment agreement included the anniversary payment due October 12, 2006, the early payment of the two year anniversary payment, and a payment in satisfaction of certain future milestones. Access also transferred to Uluru certain patent applications that Access had previously licensed to Uluru under the 2005 License Agreement. Under a new agreement, Access has acquired a license from Uluru to utilize the nanoparticle aggregate technology contained in the transferred patent applications for subcutaneous, intramuscular, intra-peritoneal and intra-tumoral drug delivery. Additionally, one future milestone was increased by $125,000.

On October 12, 2005, we sold our oral/topical care business unit to Uluru, Inc, a private Delaware corporation, for up to $18.6 million to focus on our technologies in oncology and vitamin targeted drug delivery. The products and technologies sold to Uluru include amlexanox 5% paste (marketed under the trade names Aphthasol® and Aptheal®), OraDiscTM, Zindaclin® and Residerm® and all of our assets related to these products. In addition, we sold to Uluru our nanoparticle hydrogel aggregate technology which could be used for applications such as local drug delivery and tissue filler in dental and soft tissue applications. We received a license from Uluru for certain applications of the technology. The CEO of Uluru is Kerry P. Gray, the former CEO of the Company. In conjunction with the sale transaction, we received a fairness opinion from a nationally recognized investment banking firm.

Uluru assumed eight employees of the Company, and five employees remained with Access after the sale transaction. Throughout a transition period agreed to by the parties, Uluru leased space from the Company at its Dallas, TX headquarters.

At the closing of this agreement we received $8.7 million. Any contingent liabilities arise in the future relating to our former business could reduce further receipts.

The upfront payment of this transaction allowed Access to immediately retire our $2.6 million of Secured Convertible Notes held by Cornell Capital Partners and its affiliate and the various agreements relating to these notes. Such notes were secured by all of our assets. In addition, the elimination of the manufacturing and regulatory costs associated with the oral care business, as well as required employees for these marketed products and product candidates reduced our burn rate.

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

The third noteholder, holding $5.5 million worth of convertible notes agreed to amend its notes to a new maturity date, September 13, 2010 and elected to have the 2005 and 2006 interest of $880,000 to be paid on September 13, 2007 or earlier if the Company receives $5.0 million of new funds. The delayed interest will earn interest at a rate of 10.0%.

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

Cornell Capital Partners Standby Equity Distribution Agreement and Securities Purchase Agreement
On March 30, 2005 the Company executed a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the SEDA, the Company could issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15,000,000. The purchase price for the shares is equal to their market price, which was defined in the SEDA as 98% of the lowest volume weighted average price of the common stock during a specified period of trading days following the date notice is given by the Company that it desires to access the SEDA. Further, we agreed to pay Cornell Capital Partners 3.5% of the proceeds that we receive under the Equity Line of Credit. The amount of each draw down was subject to a maximum amount of $1,000,000. The terms of the SEDA did not allow us to make draw downs if the draw down would cause Cornell Capital to own in excess of 9.9% of our outstanding shares of common stock. Upon closing of the transaction, Cornell Capital Partners received a one-time commitment fee of 146,500 shares of our common stock. On the same date, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, upon closing of the transaction the Company paid a one-time placement agent fee of 3,500 shares of common stock. The shares issued were valued at $500,000 and recorded as Debt issuance costs and such costs are amortized as the SEDA is accessed. As of December 31, 2006 we had accessed $600,000 of the SEDA and $20,000 of the debt issuance costs were charged to additional paid-in capital and $384,000 of the issuance costs have been charged to interest expense. The SEDA expired March 30, 2007.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2006 of $77,672,000. We expect that our capital resources as of March 31, 2007, together with receivables will be adequate to fund our current level of operations for seven months, excluding any obligation to repay the convertible notes and the debt service on the convertible notes, which at this time we do not have the ability to pay. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our debt obligations due in March, April and September 2007. Either through conversion of our debt to equity or our financing plan through the sales of equity are expected to provide the resources to repay such notes.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of ProLindac™, MuGard™ and our other product candidates;

•	the ability to convert, repay or restructure our outstanding convertible notes and debentures;

•	the ability to merge with Somanta Pharmaceuticals, Inc. and integrate their assets and programs with ours;

•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

•	continued scientific progress in our research and development programs;

•	the magnitude, scope and results of preclinical testing and clinical trials;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	the costs involved in conducting clinical trials;

•	competing technological developments;

•	the cost of manufacturing and scale-up;

•	the ability to establish and maintain effective commercialization arrangements and activities; and

•	successful regulatory filings.

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

(in thousands)	Twelve month ended		Inception to
	December 31		Date (1)
Project	2006	2005
Polymer Platinate (ProLindac™)	$2,043	$2,653	$19,654
Mucoadhesive Liquid Technology (MLT)	10	-	1,490
Others (2)	-	130	5,044
Total	$2,053	$2,783	$26,188

(1)	Cumulative spending from inception of the Company or project through December 31, 2006.
(2)	The following projects are among the ones included in this line item: Vitamin Mediated Targeted Delivery, carbohydrate targeting, amlexanox cream and gel and other related projects.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United State of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are often different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Our intangible assets at December 31, 2006 consist primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test on at least an annual basis or when indications of impairment exist. At December 31, 2006, Management believes no impairment of our intangible assets exists.

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

Stock Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange

Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Our consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was approximately $248,000. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $750,000 during the year ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In 2005, we did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense was amortized over the requisite service period. There were no restricted stock awards granted in 2006 and therefore no stock compensation expense is recognized in 2006 for these awards.

Stock-based compensation expense recognized in our Statement of Operations for the first year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

We use the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of the implementation of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for

Access as of January 1, 2007. Any differences between the amounts recognized in the balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

Off-Balance Sheet Transactions

None

Contractual Obligations

The Company’s contractual obligations as of December 31, 2006 are set forth below.

	Payment Due by Period
	Total	Less Than 1 Year	1-4 Years
Long-Term Debt Obligations	$16,395,000	$10,895,000	$5,500,000
Interest	2,422,000	1,151,000	1,271,000
Lease Obligations	135,000	92,000	43,000
Total	$18,952,000	$12,138,000	$6,814,000

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest any excess cash in certificates of deposit, corporate securities with high quality ratings, and U.S. government securities. These investments are not held for trading or other speculative purposes. These financial investment securities all mature in 2007 and their estimated fair value approximates cost. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. A hypothetical 50 basis point decrease in interest rates would result in a decrease in annual interest income and a corresponding increase in net loss of approximately $2,000. The estimated effect assumes no changes in our short-term investments from December 31, 2006. We do not believe that we are exposed to any market risks, as defined. We are not exposed to risks for changes in commodity prices, or any other market risks.

ITEM 7. FINANCIAL STATEMENTS

Financial statements required by this Item are incorporated in this Form 10-KSB on pages F-1 through F-23. Reference is made to Item 15 of this Form -10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Grant Thornton LLP ("Grant Thornton") was previously the principal accounts for the Company. On September 15, 2006, Grant Thornton resigned as our independent registered public accounting firm.

In connection with the audits of fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through September 15, 2006, (i) there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K. However, as reported in the Company's Form 10-K for the year ended December 31, 2005, Grant Thornton has communicated to the Company's audit committee the existence of material weaknesses in our system of internal control over financial reporting related to the inadequacy of staffing and a lack of segregation of duties.

Grant Thornton's reports did not contain an adverse opinion or disclaimer of opinion, but the 2005 report was modified to include an explanatory paragraph related to uncertainties about the Company's ability to continue as a going concern.

Effective September 20, 2006, the Audit Committee of the Board of Directors of Access Pharmaceuticals, Inc. (the “Company”) approved the engagement of Whitley Penn LLP (“Whitley Penn”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2006. On October 2, 2006, Whitley Penn formally advised the Company that it was accepting the position as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

During the years ended December 31, 2005 and 2004, and the interim period through October 2, 2006, Whitley Penn has not been engaged as an independent registered public accounting firm to audit either the financial statements of the Company or any of its subsidiaries, nor has the Company or anyone acting on its behalf consulted with Whitley Penn regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or reportable event as set forth in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management's annual report on internal control over financial reporting.

Not applicable.

(c) Attestation report of the Independent Registered Public Accounting Firm.

Not applicable

(d) Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Management’s disclosure on remediation.

Not applicable

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCGANGE ACT

Directors and Reports of Beneficial Ownership. The information required by this item with respect to directors (including with respect to the audit committee of our Board of Directors) and reports of beneficial ownership will be contained in our definitive Proxy Statement ("Proxy Statement") for our 2007 Annual Meeting of Stockholders to be held on May 17, 2007 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than May 1, 2007 (or will file an amendment to this Form 10-KSB to include such information). Information relating to our executive officers is contained in Part I of this report.

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

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS

Page

a.	Financial Statements. The following financial statements are submitted as part of this report:

b. Exhibits

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

3.5	Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of our Form 10-K for the year ended December 31, 1996)
3.6	Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation filed July 31, 2000. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended March 31, 2001)
3.8
Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.h of our Registration Statement on Form S-8, dated December 14, 2001, Commission File No. 333-75136)

3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)

3.0Exhibits (continued)
Exhibit Number

10.0	Material contracts:
*	10.1	1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)
*	10.2	Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31, 2001)
10.3	Lease Agreement between Pollock Realty Corporation and us dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)
10.4
Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November 19, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)

*	10.5	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.19 of our Form 10-K for the year ended December 31, 1999)
10.6	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10K for the year ended December 31, 1999)
*	10.7	2000 Special Stock Option Plan and Agreement (Incorporated by reference to Exhibit 10.24 of our Form 10-Q for the quarter ended September 30, 2000)
10.8	Form of Convertible Note (Incorporated by reference to Exhibit 10.24 of our Form 10-Q for the quarter ended September 30, 2000)
10.9
Rights Agreement, dated as of October 31, 2001 between the us and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated October 19, 2001)

10.10	Amendment to Rights Agreement, dated as of February 16, 2006 between us and American Stock Transfer & Trust Company, as Rights Agent (2)
*	10.11	2001 Restricted Stock Plan (incorporated by reference to Appendix A of our Proxy Statement filed on April 16, 2001)
*	10.12	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005
*	10.13	Agreement, dated as of May 10, 2005 by and between us and Kerry P. Gray (1)
*	10.14	Employment Agreement, dated as of June 1, 2005 by and between us and Stephen B. Thompson (1)
10.15	AssetSale Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.16	Amendment to Asset Sale Agreement, dated as December 8, 2006, between us and Uluru, Inc.
10.17	License Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.18
Amendment to 7% (Subject to Adjustment) Convertible Promissory Notes Due September 13, 2005, dated as of November 3, 2005, between us and Oracle Partners LP, Oracle Institutional Holders LP, SAM Oracle Investments Inc. and Oracle Offshore Ltd. (1)

10.19	Noteand Warrant Purchase Agreement, dated February 16, 2006 between us and certain Secured Parties
10.20	Security Agreement, dated February 16, 2006, between us and certain Secured Parties (2)
10.21	Form of 7.5% Secured Convertible Promissory Note, dated February 16, 2006, issued by us and to certain Purchasers (2)
10.22	Form of Warrant, dated February 16, 2006, issued by us to certain Purchasers (2)
10.23	Investor Rights Agreement, dated February 16, 2006, between us and certain Purchasers (2)
10.24	Note and Warrant Purchase Agreement, dated October 24, 2006 between us and certain Secured Parties
10.25	Security Agreement, dated October 24, 2006, between us and certain Secured Parties
10.26	Form of 7.5% Secured Convertible Promissory Note, dated October 24, 2006, issued by us and to certain Purchasers
10.27	Form of Warrant, dated October 24, 2006, issued by us to certain Purchasers
10.28	Investor Rights Agreement, dated October 24, 2006, between us and certain Purchasers
10.29	Note and Warrant Purchase Agreement, dated December 6, 2006 between us and certain Secured Parties

Exhibits (continued)
Exhibit Number

10.30	Security Agreement, dated December 6, 2006, between us and certain Secured Parties
10.31	Form of 7.5% Secured Convertible Promissory Note, dated December 6, 2006, issued by us and to certain Purchasers
10.32	Form of Warrant, December 6, 2006, issued by us to certain Purchasers
10.33	Investor Rights Agreement, dated December 6, 2006, between us and certain Purchasers

21	Subsidiaries of the registrant
23.1	Consent of Whitley Penn LLP
23.2	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15(c) of the report.

(1)	Incorporated by reference to our Form 10-K for the year ended December 31, 2005
(2)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date April 2, 2007	By:	/s/ Stephen R. Seiler
Stephen R. Seiler
President and Chief Executive Officer
Principal Executive Officer

Date April 2, 2007	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial Officer
and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date April 2, 2007	By:	/s/ Stephen R. Seiler
Stephen R. Seiler
President and Chief Executive Officer

Date April 2, 2007	By:	/s/ Mark Ahn
Mark Ahn, Director

Date April 2, 2007	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date April 2, 2007	By:	/s/ Esteban Cvitkovic, MD
Esteban Cvitkovic, Director

Date April 2, 2007	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date April 2, 2007	By:	/s/ J. Michael Flinn
J. Michael Flinn, Director

Date April 2, 2007	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date April 2, 2007	By:	/s/ David P. Luci
David P. Luci, Director

Date April 2, 2007	By:	/s/ Herbert H. McDade, Jr.
Herbert H. McDade, Jr., Director

Date April 2, 2007	By:	/s/ Rosemary Mazanet
Rosemary Mazanet, M.D., Ph.D., Director

Date April 2, 2007	By:	/s/ John J. Meakem
John J. Meakem, Jr., Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Access Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Access Pharmaceuticals, Inc. and Subsidiaries, as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and a net working capital deficiency and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006. As discussed in Note 7 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, effective October 1, 2006.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 30, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Access Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. (the “Company”), as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc., as of December 31, 2005, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has incurred significant losses in each of the two years in the period ended December 31, 2005 in the amounts of $1.7 million and $10.2 million, respectively; the Company’s total liabilities exceeded its assets by $4.2 million at December 31, 2005; and its operating cash flows were negative $7.3 million and negative $9.1 million for the years ended December 31, 2005 and 2004, respectively. These matters, among others described in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
Dallas, Texas
April 25, 2006

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$1,194,000	$349,000
Short term investments, at cost	3,195,000	125,000
Receivables	359,000	4,488,000
Prepaid expenses and other current assets	283,000	197,000
Total current assets	5,031,000	5,159,000

Property and equipment, net	212,000	300,000
Debt issuance costs, net	158,000	-
Patents, net	878,000	1,046,000
Licenses, ne	25,000	75,000
Restricted cash and other assets	122,000	633,000
Total assets	$6,426,000	$7,213,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,226,000	$2,883,000
Accrued interest payable	581,000	652,000
Deferred revenues	173,000	173,000
Current portion long-term debt, net of discount $2,062,000 in 2006	8,833,000	106,000
Total current liabilities	10,813,000	3,814,000
Long-term debt, net of discount $1,879,000 in 2005	5,500,000	7,636,000
Total liabilities	16,313,000	11,450,000
Commitments and contingencies
Stockholders' deficit
Preferred stock - $.01 par value; authorized 2,000,000 shares; none issued or outstanding	-	-
Common stock - $.01 par value; authorized 100,000,000 shares; issued, 3,535,108 at December 31, 2006 and authorized 50,000,000 shares; issued 3,528,108 at December 31, 2005	35,000	35,000
Additional paid-in capital	68,799,000	62,942,000
Notes receivable from stockholders	(1,045,000)	(1,045,000)
Treasury stock, at cost - 163 shares	(4,000)	(4,000)
Accumulated deficit	(77,672,000)	(66,165,000)
Total stockholders' deficit	(9,887,000)	(4,237,000)
Total liabilities and stockholders' deficit	$6,426,000	$7,213,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2006	2005	2004
Expenses
Research and development	$2,053,000	$2,783,000	$2,335,000
General and administrative	2,813,000	4,638,000	3,199,000
Depreciation and amortization	309,000	333,000	469,000
Write off of goodwill	-	1,868,000	-
Total expenses	5,175,000	9,622,000	6,003,000

Loss from operations	(5,175,000)	(9,622,000)	(6,003,000)

Interest and miscellaneous income	294,000	100,000	226,000
Interest and other expense	(7,436,000)	(2,100,000)	(1,385,000)
Unrealized loss on fair value of warrants and beneficial conversion feature	(1,107,000)	-	-
	(8,249,000)	(2,000,000)	(1,159,000
Loss before discontinued operations and before tax benefit	(13,424,000)	(11,622,000)	(7,162,000)
Income tax benefit	173,000	4,067,000	-
Loss from continuing operations	(13,251,000)	(7,555,000)	(7,162,000)

Discontinued operations, net of taxes of $173,000 in 2006 and $4,067,000 in 2005	377,000	5,855,000	(3,076,000)
Net loss	$(12,874,000)	$(1,700,000)	$(10,238,000)

Basic and diluted loss per common share
Loss from continuing operations allocable to common stockholders	$(3.75)	$(2.34)	$(2.36)
Discontinued operations	0.11	1.81	(1.02)
Net loss allocable to common stockholders	$(3.65)	$(0.53)	$(3.38)

Weighted average basic and diluted common shares outstanding	3,531,934	3,237,488	3,032,451

Net loss	$(12,874,000)	$	(1,700,000)	$(10,238,000)
Other comprehensive loss Foreign currency translation adjustment	-		3,000	(17,000)
Comprehensive loss	$(12,874,000)		$(1,697,000)	$(10,255,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid in capital	Notes receivable from stockholders	Unamortized value of restricted stock grants	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit
Balance, December 31, 2003	2,679,000	$ 27,000	$49,704,000	(1,045,000)	$(294,000)	$(4,000)	$14,000	$(54,227,000)
Common stock issued for cash, net of offering costs	359,000	4,000	9,012,000	-	-	-	-	-
Common stock issued for cash exercise of warrants and options	23,000	-	283,000	-	-	-	-	-
Common stock issued for cashless exercise of warrants	42,000	-	-	-	-	-	-	-
Issuance of restricted stock grants	2,000	-	135,000	-	(135,000)	-	-	-
Other comprehensive loss	-	-	-	-	-	-	(17,000)	-
Amortization of restricted stock grants	-	-	-	-	120,000	-	-	-
Net loss	-	-	-	-	-	-	-	(10,238,000)
Balance, December 31, 2004	3,105,000	31,000	59,134 000	(1,045,000)	(309,000)	(4,000)	(3,000)	(64,465,000)

Common stock issued, net of offering costs	237,000	2,000	1,119,000	-	-	-	-	-
Common stock issued for payment of interest	190,000	2,000	616,000	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	3,000	-
Discount on convertible note extension	-	-	2,109,000	-	-	-	-	-
Amortization and forfeiture of restricted stock grants	(4,000)	-	(36,000)	-	309,000	-	-	-
Net loss	-	-	-	-	-	-	-	(1,700,000)
Balance, December 31, 2005	3,528,000	35,000	62,942,000	(1,045,000)	-	(4,000)	-	(66,165,000)

Common stock issued for compensation	7,000	-	77,000	-	-	-	-	-
Warrants issued	-	-	100,000	-	-	-	-	-
Stock option compensation expense	-	-	248,000	-	-	-	-	-
Issuance of convertible debt with warrants	-	-	5,432,000	-	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	1,367,000
Net loss	-	-	-	-	-	-	-	(12,874,000)
Balance, December 31, 2006	3,535,000	$ 35,000	$ 68,799,000	(1,045,000)	$ -	$ (4,000)	$ -	$(77,672,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(12,874,000)	$(1,700,000)	$(10,238,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Unrealized Loss	1,107,000	-	-
Loss on sale Australia assets	-	208,000	-
Impairment of investment	-	-	112,000
Write off of goodwill	-	1,868,000	-
Amortization of restricted stock grants	-	309,000	120,000
Stock option expense	248,000	-	-
Stock issued for compensation	77,000	42,000	-
Stock issued for interest	-	618,000	-
Depreciation and amortization	309,000	570,000	773,000
Amortization of debt costs and discounts	6,749, 000	695,000	183,000
Gain on sale of assets	(550,000)	(12,891,000)	-
Change in operating assets and liabilities:
Receivables	4,129,000	622,000	358,000
Inventory	-	104,000	60,000
Prepaid expenses and other current assets	14,000	817,000	(195,000)
Restricted cash and other assets	127,000	-	-
Accounts payable and accrued expenses	(1,657,000)	490,000	401,000
Accrued interest payable	363,000	341,000	-
Deferred revenues	-	606,000	15,000
Net cash used in operating activities	(1,958,000)	(7,301,000)	(8,411,000)

Cash flows from investing activities:
Capital expenditures	(3,000)	(28,000)	(221,000)
Proceeds from sale of equipment	-	355,000	-
Proceeds from sale of patents	-	974,000	-
Proceeds from sale of oral/topical care assets	550,000	7,391,000	-
Restricted cash and other assets		684,000	(666,000)
Redemptions of short-term investments
and certificates of deposit, net	(3,070,000)	361,000	1,374,000
Net cash provided by (used in) investing activities	(2,523,000)	9,717,000	487,000

Cash flows from financing activities:
Payments of notes payable	(106,000)	(407,000)	(310,000)
Payment of secured notes payable and convertible notes	-	(6,648,000)	-
Proceeds from secured notes payable	5,432,000	2,633,000	-
Proceeds from stock issuances, net of costs	-	577,000	9,299,000
Net cash provided by (used in) financing activities	5,326,000	(3,845,000)	8,989,000

Net increase (decrease) in cash and cash equivalents	845,000	(1,429,000)	1,065,000
Effect of exchange rate changes on cash and cash equivalents	-	3,000	(17,000)
Cash and cash equivalents at beginning of year	349,000	1,775,000	727,000
Cash and cash equivalents at end of year	$1,194,000	$349,000	$1,775,000

Cash paid for interest	$315,000	$445,000	$1,073,000

Supplemental disclosure of noncash transactions
Value of restricted stock grants	-	-	135,000
Assets acquired under capital leases	-	-	59,000
Common stock issued for SEDA and
Secured Convertible Notes	-	502,000	-
Discount on convertible note extension	-	2,109,000	-
Debt issuance costs	568,000
Accrued interest capitalized	433,000
Warrants issued per professional agreement of consulting services	100,000
Cumulative change of accounting principle	1,367,000
Issuance of convertible debt with warrants	5,432,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended December 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Access Pharmaceuticals, Inc. is an emerging pharmaceutical company engaged in the development of novel therapeutics for the treatment of cancer and supportive care of cancer patients. This development work is based primarily on the adaptation of existing therapeutic agents using the Company’s proprietary drug delivery technology. Our efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are recognized in the accompanying consolidated statements of operations of the respective period.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, short-term investments and accounts payable approximates fair value due to the short maturity of these items. It is not practical to estimate the fair value of the Company’s long-term debt because quoted market prices do not exist and there were no available securities with similar terms to use as a basis to value our debt.

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

Loss Per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the periods. Anti-dilutive common stock equivalents of 12,548,342; 1,730,135; and 1,114,122 were excluded from the loss per share computation for 2006, 2005 and 2004, respectively.

Restricted Cash

Restricted cash is cash that is or may be committed for a particular purpose. We had restricted cash in 2005 as collateral for a note payable of $103,000. The note was paid in full in 2006 and there is no restricted cash in 2006.

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

The Company operates in a single segment. In 2005, the Company wrote off its goodwill as determined by comparing the Company’s market capitalization with its net asset value resulting in an impairment charge of $1,868,000. In 2005, the Company sold one of its patents for $974,000 and the Company believes the fair value of the remaining patents based on discounted cash flow analysis exceeds the carry value.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Intangible assets consist of the following (in thousands):

	December 31, 2006		December 31, 2005		December 31, 2004
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets
Patents	$1,680	$802	$1,680	$634	$3,179	$864
Licenses	500	475	500	425	500	375
Total	$2,180	$1,277	$2,180	$1,059	$3,679	$1,239

Amortization expense related to intangible assets totaled $218,000, $345,000 and $421,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2006 is as follows (in thousands):

2007	$193
2008	168
2009	168
2010	168
2011	168
Thereafter	38

Total	$903

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Our consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was approximately $248,000. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $750,000 during the year ended December 31, 2005.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In 2005, we did recognize stock compensation expense for restricted stock awards based on the fair value of the underlying stock on date of grant and this expense was amortized over the requisite service period. There were no restricted stock awards granted in 2006 and therefore no stock compensation expense is recognized in 2006.

Stock-based compensation expense recognized in our Statement of Operations for the first year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006, forfeitures have been accounted for as they occurred.

We use the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During 2006, 753,872 stock options were granted and 50,000 stock options were granted during 2005 under the 2005 Equity Incentive Plan. In addition, 49,700 stock options were granted during 2005 under the 1995 Stock Award Program. Assumptions for 2006 are:

•	127% - the expected volatility assumption was based upon a combination of historical stock price volatility measured on a twice a month basis and is a reasonable indicator of expected volatility.

•	4.85% (average) - the risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options.

•	None - the dividend yield assumption is based on our history and expectation of dividend payments.

•	1.6 years - the estimated expected term (average of 1.6 years) is based on employee exercise behavior.

At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $360,000. The period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

Our Employee Stock Option Plans have been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average fair value of options existing under all plans during 2006 was $5.00.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the year ended December 31, 2006, which was allocated as follows (in thousands):

Year ended December 31, 2006
Research and development	$68
General and administrative	180

Stock-based compensation expense included in operating expenses	248

Total stock-based compensation expense	248
Tax benefit	—

Stock-based compensation expense, net of tax	$248

The following table reflects net income and diluted earnings per share for the year ended December 31, 2006, compared with proforma information for the year ended December 31, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123(R).

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(in thousands)	Year ended December 31,
		2006	2005
Net loss, as reported under APB 25 for the prior period (1)	$	N/A	$(1,700)
Add back stock based employee compensation expense in reported net loss, net of related tax effects		-	-
Subtract total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects(2)		(248)	(750)
Net loss including the effect of stock-based compensation expense(3)		$(12,874)	$(2,450)
Loss per share:
Basic and diluted, as reported for the prior period(1)		$(3.65)	$(0.53)
Basic and diluted, including the effect of stock-based compensation expense(3)		$(3.65)	$(0.76)

(1)	Net loss and loss per share for periods prior to year 2006 does not include stock-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net loss and loss per share for periods prior to year 2006 represent pro forma information based on SFAS 123.

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

Recent Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of the implementation of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for Access as of January 1, 2007. Any differences between the amounts recognized in the balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 2 - LIQUIDITY

The Company incurred significant losses from continuing operations of $13.4 million for the year ended December 31, 2006 and $7.6 million for the year ended December 31, 2005. Additionally, at December 31, 2006, we had negative working capital of $5.8 million. As of December 31, 2006, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements.

We do not have funds to pay our debt obligations which are due in March, April and September 2007 and will have to raise more funds or attempt to restructure the convertible notes.

SCO Capital Partners LLC Note and Warrant Purchase Agreement
On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO Capital Partners LLC (“SCO”) and affiliates.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

On February 16, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates.

All of the notes mature on March 31, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by certain assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012, October 24, 2012 and December 6, 2012. In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 74.1% of the voting securities of Access.

In connection with its sale and issuance of notes and warrants, Access entered into an investors rights agreement whereby it granted SCO the right to designate two individuals to serve on the Board of Directors of Access while the notes are outstanding, and also granted registration rights with respect to the shares of common stock of Access underlying the notes and warrants.

The Company believes that based on the funds available the Company will have the ability to pay its projected net cash burn rate of $750,000 per month for seven months. We will have to raise more funds to cover future months net cash burn rate and to pay our debt service or attempt to restructure the convertible notes.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 3 - RELATED PARTY TRANSACTIONS

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses and has also received warrants for his consulting services. Dr. Howell’s payments for consulting services, expense reimbursements and warrants are as follows:
Year	Consulting Fees	Expense Reimbursement
2006	$69,000	$5,000
2005	79,000	5,000
2004	58,000	9,000

In the event SCO Capital Partners LLC (“SCO”) and its affiliates were to convert all of their notes and exercise all of their warrants, they would own approximately 74.1% of the voting securities of Access. During 2006 SCO and affiliates were paid $415,000 in fees for the convertible notes that Access issued and were paid $131,000 in investor relations fees.

See Note 9 for a discussion of our Restricted Stock Purchase Program.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2006	2005
Laboratory equipment	$1,090,000	$1,090,000
Laboratory and building improvements	167,000	167,000
Furniture and equipment	134,000	138,000
	1,391,000	1,395,000
Less accumulated depreciation and amortization	1,179,000	1,095,000
Net property and equipment	$212,000	$300,000

Depreciation and amortization on property and equipment was $91,000, $225,000, and $244,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5 - 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,000 in 2006; $14,000 in 2005; and $13,000 in 2004) and to have the amount of such reduction contributed to the 401(k) Plan. We have a 401(k) matching program whereby we contribute for each dollar a participant contributes a like amount, with a maximum contribution of 2% of a participant’s earnings. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 23 investment options. Company contributions under the 401(k) Plan were approximately $11,000 in 2006; $31,000 in 2005; and $46,000 in 2004.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 6 - DISCONTINUED OPERATIONS

In October 2005 we sold our oral/topical care business to Uluru, Inc. for up to $18.6 million. At the closing of this agreement we received $8.7 million. In addition, due to the Amended Asset Sale Agreement in December 2006, we received $4.9 million and an obligation to receive from Uluru $350,000 on April 8, 2007 for the first and second anniversary payments and settlement of certain milestones. We recorded $550,000 as revenue for the discontinued operations in 2006. Any contingent liabilities arise in the future relating to our former business could reduce future receipts. Additional payments of up to $4.8 million, as amended by the Amended Asset Sale Agreement may be made upon the achievement of certain additional sales milestones.

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

	2006	2005	2004
Revenues	$550,000	$781,000	$549,000

Expenses
Cost of product sales		(1,012,000)	(239,000)
Research and development		(2,501,000)	(3,082,000)
Depreciation		(237,000)	(304,000)
Total expenses	-	(3,750,000)	(3,625,000)

Income/loss from discontinued operations	550,000	(2,969,000)	(3,076,000)

Gain on sale of assets	-	12,891,000	-
Tax expense	(173,000)	(4,067,000)	-
Discontinued operations	$377,000	$5,855,000	$(3,076,000)

We previously had licenses for the oral/topical assets. These licenses were sold to Uluru, Inc. in October 2005. In the Asset Sale Agreement between us and Uluru certain refunds and receipts were incurred before the date of sale and were assigned to either us or to Uluru. We have $173,000 recorded as a deferred gain on the sale until such time as approvals are received.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 7 - DEBT

On September 20, 2000, we completed a $13.5 million convertible note offering. The offering was placed with three investors. One investor was repaid in 2005, $4,015,000. Our other convertible notes are due in two parts. The notes bear interest at 7.7% per annum with $733,000 of interest due annually on September 13th.

$4,015,000 due on April 28, 2007. This investor’s notes have a fixed conversion price of $5.00 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. Upon a change of control, this investor is not required to automatically convert the note unless the amount payable to the investor upon change of control, issuable upon conversion of the note equals or exceeds $7.50. If the notes are not converted we will have to repay the notes on the due dates. The investor’s notes were amended November 3, 2005 extending the term and adjusting the conversion price from $27.50 to $5.00 per common share. The amendment and modification resulted in us recording additional debt discount of $2.1 million, which will be accreted to interest expense to the revised maturity date. The interest due at December 31, 2006 was $92,000.

$5,500,000 due on September 13, 2010. This investor delayed his interest payment which was due in 2005 and 2006 until September 13, 2007 or earlier if the Company raises more than $5.0 million in funds. The capitalized interest was $880,000 and interest on the capitalized interest was $26,000 at December 31, 2006. The interest due on the convertible note was $126,000 at December 31, 2006. This note has a fixed conversion price of $27.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates.

$6,000,000 due on March 31, 2007. The notes were sold in February 2006 in a private placement to a group of accredited investors led by SCO Capital Partners LLC and affiliates. We entered into a note and purchase agreement to which we sold and issued an aggregate of $5 million of 7.5% convertible notes due March 31, 2007 and warrants to purchase 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due March 31, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. Interest due at December 31, 2006 on all notes with SCO and affiliates was $336,000.

All these notes with SCO and affiliates have a fixed conversion price of $1.10 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates.

The Secured Convertible Notes include warrants and a conversion feature. Until September 30, 2006 we accounted for the warrants and conversion feature as liabilities and recorded at fair value. From the date of issuance to September 30, 2006, the fair value of these instruments increased resulting in a net unrealized loss of $1.1 million. On October 1, 2006, we adopted the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2), which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” Under previous guidance, the fair value of the warrant was recorded as a current liability in our balance sheet, due to a potential cash payment feature in the warrant. Access may be required to pay in cash, up to 2% per month, as defined, as liquidated damages for failure to file a registration statement timely as required by an investor rights agreement. The current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. Under the new guidance in EITF 00-19-2, as we believe the likelihood of such a cash payment to

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 7 - DEBT - continued

not be probable, have not recognized a liability for such obligations. Accordingly, a cumulative-effect adjustment of $1.4 million was made as of October 1, 2006 to accumulated deficit, representing the difference between the initial value of this warrant and its fair value as of this date and recorded to equity.

Subsequent to the adoption of EITF 00-19-2 on October 1, 2006, the Company has accounted for the $6,000,000 notes under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Instruments. The value of the warrants was valued using a Black-Scholes option-pricing model with the following assumptions with a weighted average volatility of 120%, expected life of 6 years, expected yield of 0% and risk free rate of 5.0%. At December 31, 2006, approximately $1.6M of debt discount related to the warrants and embedded conversion feature had not been amortized to interest expense. This will be amortized over the remaining life of the debt through March 31, 2007.

On September 20, 2001, we completed a $600,000 installment loan with a bank. The note was paid in full in 2006.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Future maturities of the note payable and other obligations are as follows:
Future Maturities	Debt
2007	10,895,000
2010	5,500,000

The debt of $4,015,000 is discounted and at December 31, 2006 is on the balance sheet as $3,559,000.
The debt of $6,000,000 is discounted and at December 31, 2006 is on the balance sheet as $4,394,000.

Operating Leases
At December 31, 2006, we have commitments under noncancelable operating leases for office and research and development facilities until December 31, 2007 totaling $75,000. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $94,000, $168,000 and $166,000, respectively. We also have two other noncancelable operating leases - one lease for a fire alarm system totaling $12,000 ending in 2008 (expensing $7,000 in 2007 and $5,000 in 2008) and one lease for a copier totaling $48,000 ending in 2011 (with $9,600 expensed each year).

Legal
The Company is not currently subject to any material pending legal proceedings.

NOTE 9 - STOCKHOLDERS' EQUITY

Restricted Stock Purchase Program

On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the Program, the Company’s executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 38,000 shares were purchased under the Program by four eligible participants at $27.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participants’ delivery of a 50%-recourse promissory note payable to the Company for three

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 9 - STOCKHOLDERS' EQUITY - Continued

executive officer participants and a full-recourse promissory note payable to the Company for one participant. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheet. Interest on the notes is neither being collected nor accrued. The stock granted under the Program is fully vested at December 31, 2006.

Warrants

There were warrants to purchase a total of 4,826,517 shares of common stock outstanding at December 31, 2006. All warrants were exercisable at December 31, 2006. The warrants had various prices and terms as follows:

Summary of Warrants	Outstanding	Exercise Price	Expiration Date
2006 convertible note (a)	3,863,634	$1.32	2/16/12
2006 convertible note (a)	386,364	1.32	10/24/12
2006 convertible note (a)	386,364	1.32	12/06/12
2006 investor relations advisor (b)	50,000	2.70	12/27/11
2004 offering (c)	89,461	35.50	2/24/09
2004 offering (c)	31,295	27.00	2/24/09
2003 financial advisor (d)	14,399	19.50	10/30/08
2002 scientific consultant (e)	2,000	24.80	2/01/09
2001 scientific consultant (f)	3,000	15.00	1/1/08
Total	4,826,517

a)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,636,362 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue.

b)
During 2006, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $2.70 per share at any time from December 27, 2006 until December 27, 2011, for investor relations consulting services to be rendered in 2007. All of the warrants were exercisable at December 31, 2006. The fair value of the warrants was $2.00 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 4.58%, expected volatility 138% and a term of 2.5 years.

c)
In connection with offering of common stock in 2004, warrants to purchase a total of 120,756 shares of common stock were issued. All of the warrants are exercisable and expire five years from date of issuance.

d)
During 2003, financial advisors received warrants to purchase 14,399 shares of common stock at any time until October 30, 2008, for financial consulting services rendered in 2003 and 2004. All the warrants are exercisable. The fair value of the warrants was $14.10 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.9%, expected volatility 92% and a term of 5 years.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 9 - STOCKHOLDERS' EQUITY - Continued

e)
During 2002, a director who is also a scientific advisor received warrants to purchase 2,000 shares of common stock at an exercise price of $24.55 per share at any time until February 1, 2009, for scientific consulting services rendered in 2002. The fair value of the warrants was $18.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.90%, expected volatility 81% and a term of 7 years.

f)
During 2001, a director who is also a scientific advisor received warrants to purchase 3,000 shares of common stock at an exercise price of $15.00 per share at any time until January 1, 2008, for scientific consulting services rendered in 2001. The fair value of the warrants was $13.70 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 5.03%, expected volatility 118% and a term of 7 years.

2001 Restricted Stock Plan

We have a restricted stock plan, the 2001 Restricted Stock Plan, as amended, under which 80,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2006 there were 27,182 shares issued and 52,818 shares available for grant under the 2001 Restricted Stock Plan.

NOTE 10 - STOCK OPTION PLANS

We have various stock-based employee compensation plans described below:

2005 Equity Incentive Plan

We have a stock awards plan, (the “2005 Equity Incentive Plan”), under which 1,000,000 shares of our authorized but unissued common stock were reserved for issuance to employees of, or consultants to, one or more of the Company and its affiliates, or to non-employee members of the Board or of any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan").

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006: dividend yield of 0%; volatility of 127%; risk-free interest rate of 4.85%; and expected lives of 1.6 years. The weighted average fair value of options granted was $0.36 per share during 2006. The assumptions for grants in fiscal 2005 were: dividend yield of 0%; volatility of 113%; risk-free interest rate of 4.71%; and expected lives of four years. The weighted average fair value of options granted was $8.50 per share during 2005.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 10 - STOCK OPTION PLANS - Continued

Summarized information for the 2005 Equity Incentive Plan is as follows:
		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2005	-	$ -
Granted, fair value of $8.50 per share	50,000	5.45
Outstanding options at December 31, 2005	50,000	5.45

Granted, fair value of $ 0.36 per share	753,872	1.32
Forfeited	(1,200)	3.15
Outstanding options at December 31, 2006	802,672	1.04
Exercisable at December 31, 2005	14,000	5.45
Exercisable at December 31, 2006	204,718	2.00

The intrinsic value of options under this plan related to the outstanding and exercisable options were $1,554,000 and $281,000, respectively, at December 31, 2006.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2006 is summarized below:

	Number of	Weighted average		Number of	Weighted aververage
	options	Remaining	Exercise	options	Remaining	Exercise
Range of excercise prices	outstanding	life in years	price	exerciseable	life in years	price

$0.63 - 0.85	717,000	9.6	$0.63	129,250	9.6	$0.63
$3.15 - 5.45	85,672	8.9	4.49	75,468	8.9	4.36
	802,672			204,718

2000 Special Stock Option Plan

On February 11, 2000 we adopted the 2000 Special Stock Option Plan and Agreement (the “Plan”). The Plan provides for the award of options to purchase 100,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2006, there were no additional shares available for grant under the Plan.

Under the 2000 Special Stock Option Plan, 100,000 options were issued in 2000 and are outstanding at December 31, 2006. All of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2006, 2005 and 2004. All of the options expire on June 30, 2007 and have an exercise price of $12.50 per share.

1995 Stock Awards Plan

Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2006, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 360,917 options were outstanding under this plan at December 31, 2006.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 10 - STOCK OPTION PLANS - Continued

Under the 1995 Stock Awards Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004, respectively: dividend yield of 0% for both periods; volatility of 104% and 41%; risk-free interest rates of 4.15% and 3.61%, respectively, and expected lives of four years for all periods. The weighted average fair values of options granted were $6.45 and $10.90 per share during 2005 and 2004, respectively.

		Weighted-
		average
		exercise
	Options	price

Outstanding options at January 1, 2004	410,725	$ 17.25
Granted, fair value of $10.90 per share	62,840	28.75
Exercised	(21,939)	11.90
Forfeited	(15,196)	21.05
Outstanding options at December 31, 2004	436,430	18.80

Granted, fair value of $6.45 per share	49,700	12.05
Forfeited	(55,859)	17.30
Outstanding options at December 31, 2005	430,271	18.20

Forfeited	(69,354)	19.12
Outstanding options at December 31, 2006	360,917	18.03

Exercisable at December 31, 2004	334,232	18.20
Exercisable at December 31, 2005	406,760	18.40
Exercisable at December 31, 2006	349,990	18.12

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2006.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2006 is summarized below:

Range of	Number of	Weighted average		Number of	Weighted average
exercise	shares	Remaining	Exercise	shares	Remaining	Exercise
prices	outstanding	life in years	price	exercisable	life in years	Price

$10.00 - 12.50	147,640	3.6	$11.15	139,032	3.3	$11.12
$14.05 - 18.65	112,717	1.9	16.61	112,717	1.9	16.61
$20.25 - 34.38	100,560	2.1	29.73	98,241	2.0	29.74

	360,917			349,990

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 11 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2006	2005	2004

Income taxes at U.S. statutory rate	$(4,378,000)	$(438,000)	$(3,442,000)
Change in valuation allowance	3,972,000	(2,051,000)	895,000
Change in miscellaneous items	(130,000)	397,000	598,000
Benefit of foreign losses not recognized	58,000	304,000	-
Expenses not deductible	240,000	738,000	7,000
Expiration of net operating loss and general
business credit carryforwards, net of revisions	238,000	1,050,000	1,942,000

Total tax expense	$-	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2006	2005	2004
Deferred tax assets (liabilities)
Net operating loss carryforwards	$ 22,634,000	$ 20,261,000	$ 20,808,000
General business credit carryforwards	2,402,000	2,261,000	2,094,000
Deferred gain on sale of oral/topical care assets	-	(1,490,000)	-
Property, equipment and goodwill	46,000	78,000	259,000

Gross deferred tax assets	25,082,000	21,110,000	23,161,000
Valuation allowance	(25,082,000)	(21,110,000)	(23,161,000)

Net deferred taxes	$-	$-	$-

At December 31, 2006, we had approximately $66,569,000 of net operating loss carryforwards and approximately $2,402,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating loss carryforwards	General business credit carryforwards
2007	$994,000	$26,000
2008	4,004,000	138,000
2009	1,661,000	185,000
2010	2,171,000	140,000
2011	4,488,000	13,000
Thereafter	53,251,000	1,900,000
	$66,569,000	$2,402,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Three years ended December 31, 2006

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share amounts):

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Loss from operations	$(4,856)	$(3,331)	$(2,015)	$(3,222)
Discontinued operations	-	-	-	550
Net loss	$(4,856)	$(3,331)	$(2,015)	$(2,672)
Basic and diluted income/loss per common share	$(1.38)	$(0.94)	$(0.57)	$(0.76)

	2005 Quarter Ended
	March 31	June 30	September30	December31
Loss from operations	$(1,616)	$(2,988)	$(1,612)	$(1,339)
Discontinued operations	(806)	(798)	(451)	7,910
Net loss/income	$(2,422)	$(3,786)	$(2,063)	$6,571
Basic and diluted loss per common share	$(0.78)	$(1.21)	$(0.65)	$2.11

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

On March 30, 2007, Access Pharmaceuticals, Inc. ("Access") and SCO Capital Partners LLC and affiliates ("SCO") agreed to extend the maturity date of an aggregate of $6,000,000 of 7.5% convertible notes to April 27, 2007 from March 31, 2007.

On February 21, 2007 we announced we had entered into a non-binding letter of intent to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the non-binding letter of intent, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt under existing terms of conversion. The closing of the transaction is subject to numerous conditions including the execution of a definitive Merger Agreement, receipt of necessary approvals as well as completion of our due diligence investigation. There can be no assurance that the transaction will be consummated or if consummated, that it will be on the terms described herein.