Form 10QSB
period 2007-05-15
ACCESS PHARMACEUTICALS INC
filed 2007-05-15
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	83-0221517
(State of Incorporation)	(I.R.S. Employer I.D. No.)

2600 Stemmons Frwy, Suite 176, Dallas, TX 75207
(Address of principal executive offices)

(214) 905-5100
Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  _  No X

The number of shares outstanding of the issuer's common stock, as of May 14, 2007 was 3,535,358 shares, $0.01 par value per share.

Transitional Small Business Disclosure Format (Check One):  Yes _  No X

Total No. of Pages 31

ACCESS PHARMACEUTICALS, INC.

INDEX

PART I - FINANCIAL INFORMATION		Page No.
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006 (audited)	25
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006 26	26
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006 27	27
	Notes to Unaudited Condensed Consolidated Financial Statements	28
Item 2.	Management's Discussion and Analysis or Plan of Operation	2
Item 3.	Controls and Procedures	11
	Risk Factors	11

PART II - OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I -FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-QSB to conform such statements to actual results.

ITEM 1 FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

(1)   For more information, see “Form 10-KSB, Government Regulation” for description of clinical stages.

(2)   Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

(3)   Clinical studies being conducted in Europe and US.

Approved Products

MuGard™ - Mucoadhesive Liquid Technology (MLT)

Mucositis is a debilitating condition involving extensive inflammation of mouth tissue that affects annually an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. Any treatment that would accelerate healing and/or diminish the rate of appearance of mucositis would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. We believe the potential addressable market for a mucositis product could be over $1 billion world-wide.

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

These data confirmed the fact that MuGard™ could represent an important advancement in the management and prevention of mucositis. On September 20, 2006, we announced that we had submitted a Premarket Notification 510(k) application to the United States Food and Drug Administration (FDA) announcing the Company’s intent to market MuGard™. On December 13, 2006, we announced that we had received marketing clearance for MuGard™ from FDA for the indication of the management of oral wounds including mucositis, aphthous ulcers and traumatic ulcers.

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

The company has submitted an IND application to the US Food and Drug Administration, and has received clearance from the agency to proceed with a Phase I clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for Phase II clinical studies of this combination in colorectal cancer. The company is currently evaluating whether clinical development of ProLindac in this indication might proceed more rapidly by utilizing an alternative clinical strategy and/or conducting studies in the US and/or elsewhere in the world.

RECENT EVENTS

On April 26, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to June 11, 2007 from April 27, 2007. On April 30, 2007, Access and SCO and affiliates agreed to amend an Investor Rights Agreement to extend the required filing date of a registration statement to the earlier of the filing of a future registration statement in connection with a qualified financing or August 31, 2007.

On April 24, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to June 12, 2007 from April 28, 2007.

SCO, Oracle and their affiliates have extended the due dates of the convertible notes several times. If market conditions are right, we would like SCO, Oracle and their affiliates to convert the notes to equity. We cannot predict whether market conditions will be right for conversion and we do not know if SCO, Oracle and their affiliates will convert or extend the maturity date of the notes in the future.

On April 19, 2007 we announced we had entered into an agreement to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the merger agreement, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt under existing terms of conversion. The closing of the transaction is subject to numerous conditions including receipt of necessary approvals including approval of Somanta shareholders. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described herein.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of March 31, 2006 our cash and cash equivalents and short-term investments were $3,083,000 and our net cash burn rate for the three months ending March 31, 2007 was approximately $435,000 per month. Our working capital deficit was $9,302,000. Our working capital at March 31, 2006 represented a decrease of $3,520,000 as compared to our working capital deficit as of December 31, 2006 of $5,782,000. Our working capital is negative reflecting approximately $10.9 million of debt that becomes due prior to March 31, 2008 and $899,000 of accrued interest payments accrued at March 31, 2007.

As of March 31, 2007, the Company did not have enough capital to achieve its long-term goals.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2007 of $81,799,000. We expect that our capital resources will be adequate to fund our current level of operations for just over six months, excluding any obligation to repay the convertible notes and the debt service on the convertible notes, which at this time we do not have the ability to pay. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our debt obligations due in June and September 2007. We plan to satisfy our obligations under the notes either through conversion of the notes into equity or through the sale of equity.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

SCO Capital Partners LLC - Notes and Warrants
On December 6, 2006, we entered into a secured note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes now due June 11, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to December 6, 2012.

On October 24, 2006, we entered into a secure note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes now due June 11, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to October 24, 2012.

On February 16, 2006, we entered into a secured note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes now due June 11, 2007 and warrants to purchase an aggregate of 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million after offering costs of approximately $500,000, which are being amortized to interest expense over the term of the debt. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012.

All the secured notes mature on June 11, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by the assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

In the event SCO and its affiliates were to convert all of their notes and exercise all of their warrants, it would own approximately 74.1% of the voting securities of Access. Access may be required to pay in cash, up to 2% per month, as defined, as liquidated damages for failure to file and keep effective a registration statement timely as required by investor rights agreements.

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

Uluru, Inc. - Sale of Oral/Topical Care Assets
On December 8, 2006 we amended our 2005 Asset Sale Agreement with Uluru, Inc. Access received from Uluru an upfront payment of $4.9 million at the time of the amendment, received an additional $350,000 on April 9, 2007 and in the future could receive potential milestones of up to $4.8 million based on Uluru sales. The amendment agreement included the anniversary payment due October 12, 2006, the early payment of the two year anniversary payment, and a payment in satisfaction of certain future milestones. Access also transferred to Uluru certain patent applications that Access had previously licensed to Uluru under the 2005 License Agreement. Under a new agreement, Access has acquired a license from Uluru to utilize the nanoparticle aggregate technology contained in the transferred patent applications for subcutaneous, intramuscular, intra-peritoneal and intra-tumoral drug delivery. Additionally, one future milestone was increased by $125,000.

Other Convertible Notes
One holder of $4 million worth of 7.7% convertible notes (Oracle Partners LP and related funds) has amended their notes to a new maturity date, initially to April 28 (and subsequently to June 12, 2007), with the conversion price being reduced from $27.50 per share to $5.00 per share. In addition, the Company may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control of the Company. This modification resulted in us recording additional debt discount of $2.1 million, which will be accreted to interest expense to the revised maturity date. At March 31, 2007, there is $100,000 of debt discount remaining.

Another noteholder, holding $5.5 million worth of 7.7% convertible notes has amended their note to a new maturity date, September 13, 2010 and elected to have the 2005 and 2006 interest of $880,000 to be paid on September 13, 2007 or earlier if the Company receives $5.0 million of new funds. The delayed interest will earn interest at a rate of 10.0%.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of March 31, 2007, our accumulated deficit was $81,799,000.

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

Total research spending for the first quarter of 2007 was $413,000, as compared to $756,000 for the same period in 2006, a decrease of $343,000. The decrease in expenses was primarily due to the following:
•
lower costs for product manufacturing for ProLindac™ ($247,000). Product manufacturing was completed early in 2006 which we believe is adequate to supply drug product for all of our current ovarian cancer trial;

•	lower costs of clinical trials for ProLindac™ ($137,000). We incurred start-up costs for the clinical trial in early 2006; and
•	Other net decreases ($8,000).

The decrease in research spending is partially offset by higher salary and related cost due to the hiring of additional scientific staff ($49,000).

Total general and administrative expenses were $1,139,000 for the first quarter of 2007, an increase of $473,000 as compared to the same period in 2006. The increase in spending was due primarily to the following:

•	higher salary related expenses due to stock option expenses ($203,000);
•	higher investor relations expenses ($133,000) due to our increased investor relations efforts;
•	increased salary and related expenses due to the hiring of a business development officer ($47,000);
•	higher franchise taxes ($34,000);
•	higher patent costs ($28,000); and
• by other net increases ($28,000).

Depreciation and amortization was $75,000 for the first quarter of 2007 as compared to $77,000 for the same period in 2006 reflecting a decrease of $2,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses in the first quarter of 2007 were $1,627,000 as compared to total operating expenses of $1,499,000 for the same period in 2006 an increase of $128,000.

Interest and miscellaneous income was $35,000 for the first quarter of 2007 as compared to $92,000 for the same period in 2006, a decrease of $57,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $2,535,000 for the first quarter of 2007 as compared to $1,299,000 the same period in 2006, an increase of $1,236,000. The increase in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes.

In 2006 there was an unrealized loss on fair value of warrants of $2,150,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there is no unrealized losses or gains in 2007.

Net loss in the first quarter of 2007 was $4,127,000, or a $1.17 basic and diluted loss per common share, compared with a loss of $4,856,000, or a $1.38 basic and diluted loss per common share for the same period in 2006.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. See Notes to Condensed Financial Statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting
For the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RISK FACTORS

The risk factors set forth below, other than the risks under the heading “Additional Risks”, were previously discussed in our Form 10-KSB for the fiscal year ended December 31, 2006. There have not been any material changes from the risk factors previously disclosed in our Form 10-KSB, other than the risks under the heading “Additional Risks”. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results.

Although Access and Somanta expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Access’ ability to realize the anticipated benefits of the merger will depend, in part, on the ability of Access to integrate the business of Somanta with the business of Access. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by Access and Somanta. The difficulties of combining the operations of the companies include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that the combination of Somanta with Access will result in the realization of the full benefits anticipated from the merger.

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-QSB. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $81.8 million through March 31, 2007. Net losses for the years ended 2006, 2005 and 2004 were $12,874,000, $1,700,000 and $10,238,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the three months ended March 31, 2007 was approximately $435,000 per month. We project our net cash burn rate for the next six months to be approximately $450,000 per month. Capital expenditures are forecasted to be minor for the next seven months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for six months (other than debt and interest obligations including the approximately $6 million of Senior Convertible notes due June 11, 2007 plus accrued interest; and approximately $4.0 million of convertible notes which are required to be repaid June 12, 2007 plus accrued interest; and capitalized interest of $880,000 due September 13, 2007). We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes $6 million of Senior Convertible notes due June 11, 2007, and approximately $4.0 million of our Convertible Subordinated Notes due June 12, 2007 and $5.5 million is due in September 2010. We also have capitalized interest of $880,000 plus interest due the Company otherwise it will be due September 13, 2007.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets, force us into bankruptcy. We may be unable to repay or repurchase or restructure the convertible subordinated notes due in June 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on substantially all of our assets, which could force us to curtail or cease our business operations.

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

ProLindac™ is manufactured by third parties for our Phase II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

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
•   Spectrum Pharmaceuticals and GPC Biotech are developing oral platinum formulations;
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

As calculated by the SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Jeffrey B. Davis each beneficially owned approximately 74.1%, 26.4%, and 14.9%, respectively, of our common stock as of March 31, 2007. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,535,358 shares of our common stock that are outstanding as of May 14, 2007, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

PART II -- OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

None

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibits:

2.2
Agreement and Plan of Merger, by and among Access Pharmaceuticals, Inc., Somanta Acquisition Corporation, Somanta Pharmaceuticals, Inc. Somanta Incorporated and Somanta Limited, dated April 18, 2007. (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 18, 2007)

10.35	2007 Special Stock Option Plan and Agreement, dated January 4, 2007, by and between us and Stephen R. Seiler, President and Chief Executive Officer
10.36	Employment Agreement, dated January 4, 2007 by and between us and Stephen R. Seiler, President and Chief Executive Officer
10.37	Amendment to 7.0% (Subject to Adjustment) Convertible Promissory Notes Due April 28, 2007, dated April 24, 2007 by and between us and Oracle Partners LP and affiliates
10.38
Amendment to Amended and Restated 7.5% Secured Convertible Promissory Notes Due April 27, 2007, dated April 26, 2007 by and between us and SCO Capital Partners LLC, Beach Capital LLC and Lake End Capital LLC

10.39	Amendment To Investor Rights Agreements, dated April 30, 2007 by and between us and SCO Capital Partners LLC and Lake End Capital LLC
31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
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

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date:	May, 15 2007	By:	/s/ Stephen R. Seiler
Stephen R. Seiler
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May, 15 2007	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2007		December 31,2006
ASSETS	(unaudited)		(audited)
Current assets Cash and cash equivalents Short term investments, at cost Receivables Prepaid expenses and other current assets	$359,000 2,724,000 356,000 357,000		$1,194,000 3,195,000 359,000 283,000
Total current assets	3,796,000		5,031,000
Property and equipment, net	207,000		212,000
Debt issuance costs, net	-		158,000
Patents, net	836,000		878,000
Licenses, net	12,000		25,000
Other assets	25,000		122,000
Total assets	$4,876,000		$6,426,000
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses
Accrued interest payable
Deferred revenues
Current portion of long-term debt, net of discount $101,000 at
March 31, 2007 and $2,062,000 at December 31, 2006
	$1,232,000 899,000 173,000 10,794,000		$1,226,000 581,000 173,000 8,833,000
Total current liabilities	13,098,000		10,813,000
Long-term debt	5,500,000		5,500,000
Total liabilities	18,598,000		16,313,000
Commitments and contingencies	-		-
Stockholders' deficit Preferred stock - $.01 par value; authorized 2,000,000 shares; none issued or outstanding Common stock - $.01 par value; authorized 100,000,000 shares; issued, 3,535,358 at March 31, 2007 and 3,535,108 at December 31, 2006 Additional paid-in capital Notes receivable from stockholders Treasury stock, at cost - 163 shares Accumulated deficit	- 35,000 69,091,000 (1,045,000 (4,000 (81,799,000	) ) )	- 35,000 68,799,000 (1,045,000 (4,000 (77,672,000	) ) ) )
Total stockholders' deficit	(13,722,000)		(9,887,000)
Total liabilities and stockholders' deficit	$4,876,000		$6,426,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2007	2006
Expenses
Research and development	$413,000	$756,000
General and administrative	1,139,000	666,000
Depreciation and amortization	75,000	77,000
Total expenses	1,627,000	1,499,000

Loss from operations	(1,627,000)	(1,499,000)

Interest and miscellaneous income	35,000	92,000
Interest and other expense	(2,535,000)	(1,299,000)
Unrealized loss on fair value of warrants	- (2,500,000)	(2,150,000 (3,357,000	) )
Net loss	$(4,127,000)	$(4,856,000)

Basic and diluted loss per common share Net loss allocable to common stockholders	$(1.17)	$(1.38)

Weighted average basic and diluted common shares outstanding	3,535,197	3,528,831

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,127,000)	$(4,856,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	75,000	77,000
Stock option expense	292,000	95,000
Stock expense	-	23,000
Amortization of debt costs and discounts	2,215,000	986,000
Unrealized loss on fair value of warrants	-	2,150,000
Change in operating assets and liabilities:		-
Receivables	3,000	-
Prepaid expenses and other current assets	(74,000)	58,000
Other assets	1,000	35,000
Accounts payable and accrued expenses	6,000	(150,000)
Accrued interest payable	318,000	235,000
Net cash used in operating activities	(1,291,000)	(1,347,000)

Cash flows from investing activities:
Capital expenditures	(15,000)	-
Redemptions of short term investments and certificates of deposit	471,000	(34,000)
Net cash provided by (used in) investing activities	456,000	(34,000)

Cash flows from financing activities:
Payments of notes payable	-	(37,000)
Proceeds from secured convertible notes payable	-	4,532,000
Net cash provided by financing activities	-	4,495,000

Net (decrease) increase in cash and cash equivalents	(835,000)	3,114,000
Cash and cash equivalents at beginning of period	1,194,000	349,000
Cash and cash equivalents at end of period	$359,000	$3,463,000

Supplemental cash flow information:
Cash paid for interest	$2,000	$2,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2006 contains financial information taken from the audited financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-QSB. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2007				December 31, 2006
	Gross carrying value		Accumulated amortization		Gross carrying value		Accumulated amortization
Amortizable intangible assets Patents Licenses Total	$ $	1,680 500 2,180	$ $	844 488 1,332	$ $	1,680 500 2,180	$ $	802 475 1,277

Amortization expense related to intangible assets totaled $55,000 for each of the three months ended March 31, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of March 31 is as follows (in thousands):

2007	$138
2008	168
2009	168
2010	168
2011	168
Thereafter	38

Total	$848

(3) Liquidity

The Company incurred significant losses from continuing operations of $4.1 million for the quarter ended March 31, 2007, $13.3 million for the year ended December 31, 2006 and $7.6 million for the year ended December 31, 2005. Additionally, at March 31, 2007, our working capital deficit is $9,302,000. As of March 31, 2007, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements. Our current funds will allow us to support our working capital and operating requirements for six months. We do not have funds to pay the obligations which are due in June 2007 or September 2007 and will have to raise more funds and/or attempt to restructure the convertible notes.

(4)  Stock Based Compensation

For the first quarter, we recognized stock-based compensation expense of $292,000 in 2007 and $95,000 in 2006. For the first quarter, we granted 205,000 stock options at weighted average grant prices of $3.30, under the terms of our 2005 Equity Incentive Plan and 450,000 stock options at weighted average grant prices of $2.90, under the terms of our 2007 Special Stock Option Plan.

Our weighted average Black-Scholes fair value assumptions are as follows:

	3/31/07	3/31/06
Expected life	4.3 yrs.	2 yrs.
Risk free interest rate	4.66%	4.72%
Expected volatility(a)	137%	113%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(5)  Income Taxes

In 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. There was no effect as a result of our adoption of FIN 48.

As of the beginning of our 2007 fiscal year, due to our cumulative net losses we do not have any reserves for income taxes because no taxes are due.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution.

(7) Debt

	March 31, 2007	December 31, 2006
Convertible note - Oracle and affiliates	$4,015,000	$4,015,000
Convertible note	5,500,000	5,500,000
Convertible note	880,000	880,000
	10,395,000	10,395,000
Discount	(101,000)	(456,000)
	10,294,000	9,939,000

Convertible note - SCO and affiliates	6,000,000	6,000,000
Discount	-	(1,606,000)
	6,000,000	4,394,000

Total	$16,294,000	$14,333,000

Short term	$10,794,000	$8,833,000
Long term	5,500,000	5,500,000
Total	$16,294,000	$14,333,000

(8) Subsequent Events

On April 26, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to June 11, 2007 from April 27, 2007. On April 30, 2007, Access and SCO and affiliates agreed to amend an Investor Rights Agreement to extend the required filing date of a registration statement to the earlier of the filing of a future registration statement in connection with a qualified financing or August 31, 2007.

On April 24, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to June 12, 2007 from April 28, 2007.

On April 19, 2007 we announced we had entered into an agreement to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the merger agreement, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt under existing terms of conversion. The closing of the transaction is subject to numerous conditions including receipt of necessary approvals including approval of Somanta shareholders. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described herein.