Form 10QSB
period 2007-08-14
ACCESS PHARMACEUTICALS INC
filed 2007-08-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	83-0221517
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Yes      No X

State the number of shares outstanding of each the issuer's classes of common equity as of the latest practicable date. As of August 14, 2007 there were 3,566,394 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):      Yes      No X

Total No. of Pages  29

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at
	June 30, 2007 (unaudited) and December 31, 2006 (audited)	24

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and six months ended June 30, 2007 and June 30, 2006	25

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2007 and June 30, 2006	26

	Notes to Unaudited Condensed Consolidated Financial Statements	27

Item 2.	Management's Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	11

	Risk Factors	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I -FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, our ability to close the Somanta merger and, if it closes, our ability to integrate Somanta’s business with ours, the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

Together with our subsidiaries, we have proprietary patents or rights to one technology approved for marketing and three drug delivery technology platforms:

•      MuGard (mucoadhesive liquid technology),
•      synthetic polymer targeted delivery,
•      Cobalamin-mediated oral delivery,
•      Cobalamin-mediated targeted delivery.

Products

We have used our drug delivery technologies to develop the following products and product candidates:

ACCESS PRODUCT PORTFOLIO
Compound	Originator	Technology	Indication	FDA Filing	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	510(k)	Marketing clearance
ProLindacTM (Polymer Platinate, AP5346) (2)	Access - U London	Synthetic polymer	Cancer	Clinical Development(3)	Phase II
Oral Insulin	Access	Cobalamin	Diabetes	Research	Pre-Clinical
Oral Delivery System	Access	Cobalamin	Various	Research	Pre-Clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Research	Pre-Clinical

(1)   For more information, see “Form 10-KSB, Government Regulation” for description of clinical stages.

(2)   Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

(3)   Clinical study being conducted in Europe.

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

Access’ MuGard is a viscous polymer solution which provides a coating for the oral cavity. MuGard is dispensed in a ready to use form. A multi-site, randomized clinical study was performed in the United States testing MuGard and MuGard containing an anti-inflammatory drug to determine the effect of these products on the prevention and treatment of mucositis. The data from this trial indicated that the patients using MuGard displayed a lower incidence of mucositis than is typically seen in the studied population with no additional benefit from the drug.

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages MuGard may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale, which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

•      the average severity of the disease was reduced by approximately 40%;
•      the maximum intensity of the mucositis was approximately 35% lower; and
•      the median peak intensity was approximately 50% lower.

These data confirmed the fact that MuGard could represent an important advancement in the management and prevention of mucositis. On September 20, 2006, we announced that we had submitted a Premarket Notification 510(k) application to the United States Food and Drug Administration (FDA) announcing the Company’s intent to market MuGard. On December 13, 2006, we announced that we had received marketing clearance for MuGard from FDA for the indication of the management of oral wounds including mucositis, aphthous ulcers and traumatic ulcers.

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

Utilizing a biocompatible water-soluble polymer HPMA as a drug carrier, Access’ drug candidate ProLindac, links DACH platinum to a polymer in a manner which permits the selective release of active drug to the tumor by several mechanisms, including taking advantage of the differential pH in tumor tissue compared to healthy tissue. The polymer also capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability of ProLindac to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product oxaliplatin, ProLindac showed either marked superiority or superiority in most of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, ProLindac delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that ProLindac delivers approximately 14 times more platinum to tumor DNA than oxaliplatin. Results from preclinical efficacy studies conducted in the B16 and other tumor models have also shown that ProLindac is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of ProLindac.

In 2005 we completed a Phase I multi-center clinical study conducted in Europe, which enrolled 26 patients. The study was reported at the AACR-NCI-EORTC conference in Philadelphia in November 2005.  The European trial was designed to identify the maximum tolerated dose, dose limiting toxicities, the pharmacokinetics of the platinum in plasma and the possible anti-tumor activity of ProLindac. The open-label, non-randomized, dose-escalation Phase I study was performed at two European centers. ProLindac was administered as an intravenous infusion over one hour, once a week on days 1, 8 and 15 of each 28-day cycle to patients with solid progressive tumors. We obtained results in 26 patients with a broad cross-section of tumor types, with doses ranging from 80-1,280 mg Pt/m2.

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

We have commenced a European Phase I/II ProLindac trial in ovarian cancer patients who have relapsed after first line platinum therapy. The primary aim of the study is to determine the response rate of ProLindac monotherapy in this patient population. The response rates for other platinum compounds in this indication are well known, and will be used for comparison.

We have submitted an IND application to the US Food and Drug Administration, and have received clearance from the agency to proceed with a Phase I/II clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for further clinical studies of this combination in colorectal cancer. We are currently evaluating whether clinical development of ProLindac in this indication might proceed more rapidly by utilizing an alternative clinical strategy and/or conducting studies in the US and/or elsewhere in the world.

RECENT EVENTS

On July 25, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to September 6, 2007 from July 26, 2007. On April 30, 2007, Access and SCO and affiliates agreed to amend an Investor Rights Agreement to extend the required filing date of a registration statement to the earlier of the filing of a future registration statement in connection with a qualified financing or August 31, 2007.

On July 25, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to September 7, 2007 from July 27, 2007.

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

On April 26, 2007 we entered into a Note Purchase Agreement with Somanta Pharmaceuticals, Inc. in order for Access to loan Somanta amounts to keep certain of their licenses and vendors current. As of June 30, 2007 we have loaned Somanta $205,000.

On April 19, 2007 we announced we had entered into an agreement to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the merger agreement, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common shares which would represent approximately 13% of the combined company assuming the conversion of Access’ existing convertible debt ($10.0 million senior convertible debt owned by SCO and Oracle) under existing terms of conversion. The Somanta stockholder’s meeting to vote on the proposed merger is scheduled for August 17, 2007. The closing of the transaction is subject to numerous conditions including receipt of necessary approvals including approval of Somanta shareholders. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described herein.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Contract research payments, licensing fees and milestone payments from corporate alliances and mergers have also provided funding for operations. As of June 30, 2007 our cash and cash equivalents and short-term investments were $1,900,000 and our net cash burn rate for the six months ending June 30, 2007 was approximately $460,000 per month. Our working capital deficit was $11,010,000. Our working capital at June 30, 2007 represented a decrease of $5,228,000 as compared to our working capital deficit as of December 31, 2006 of $5,782,000. Our working capital is negative reflecting approximately $10.9 million of debt that is a current liability at June 30, 2007 and $1,217,000 of accrued interest payments accrued at June 30, 2007.

As of June 30, 2007, the Company did not have enough capital to achieve its long-term goals.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2007 of $83,908,000. We expect that our capital resources will be adequate to fund our current level of operations for just over four months, excluding any obligation to repay the convertible notes and the debt service on the convertible notes, which at this time we do not have the ability to pay. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We currently do not have the cash resources to repay our debt obligations due in September 2007. We plan to satisfy our obligations under the notes either through conversion of the notes into equity or through the sale of equity.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

SCO Capital Partners LLC - Notes and Warrants
On December 6, 2006, we entered into a secured note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes now due September 6, 2007 and warrants to purchase 386,364 shares of our common stock. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to December 6, 2012.

On October 24, 2006, we entered into a secured note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes now due September 6, 2007 and warrants to purchase 386,364 shares of our common stock. Net proceeds to Access were $450,000. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to October 24, 2012.

On February 16, 2006, we entered into a secured note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $5,000,000 of 7.5% convertible notes now due September 6, 2007 and warrants to purchase an aggregate of 3,863,634 shares of our common stock. Net proceeds to Access were $4.5 million after offering costs of approximately $500,000, which are being amortized to interest expense over the term of the debt. The notes and warrants were sold in a private placement to a group of accredited investors led by SCO and its affiliates. Each noteholder received a warrant to purchase a number of shares of common stock of Access equal to 75% of the total number shares of Access common stock into which such holder's note is convertible. Each warrant has an exercise price of $1.32 per share and is exercisable at any time prior to February 16, 2012.

All the secured notes mature on September 6, 2007, are convertible into Access common stock at a fixed conversion rate of $1.10 per share, bear interest of 7.5% per annum and are secured by the assets of Access. Each note may be converted at the option of the noteholder or Access under certain circumstances as set forth in the notes.

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

Other Convertible Notes
Holders of $4 million worth of 7.7% convertible notes (Oracle Partners LP and related funds) have amended their notes to a new maturity date, initially to April 28 (and subsequently to September 7, 2007), with the conversion price being reduced from $27.50 per share to $5.00 per share. In addition, Access may cause a mandatory conversion of the notes into common stock if the common stock trades at a price of at least 1.5 times the conversion price for a minimum number of trading days. There is also a provision to allow for a minimum price for conversion in the event of a change of control of the Company. This modification resulted in us recording additional debt discount of $2.1 million, which was accreted to interest expense. At June 30, 2007, there was no debt discount remaining.

Another noteholder, holding $5.5 million worth of 7.7% convertible notes has amended their note to a new maturity date, September 13, 2010 and elected to have the 2005 and 2006 interest of $880,000 to be paid on September 13, 2007 or earlier if the Company receives $5.0 million of new funds. The delayed interest will earn interest at a rate of 10.0%.

Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We cannot assure you that we will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. As of June 30, 2007, our accumulated deficit was $83,908,000.

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

Total research spending for the second quarter of 2007 was $523,000, as compared to $634,000 for the same period in 2006, a decrease of $111,000. The decrease in expenses was primarily due to lower costs for product manufacturing for ProLindac ($168,000). Product manufacturing was completed early in 2006 which we believe is adequate to supply drug product for our current ovarian cancer trial.

The decrease in research spending is partially offset by:
•	higher salary and related cost due to the hiring of additional scientific staff ($41,000); and
•	other net increases ($16,000).

Total general and administrative expenses were $1,113,000 for the second quarter of 2007, an increase of $450,000 as compared to the same period in 2006. The increase in spending was due primarily to the following:
•	higher salary related expenses due to stock option expenses ($305,000);
•	higher investor relations expenses ($87,000) due to our increased investor relations efforts;
•	higher legal expenses ($60,000); and
•	other net increases ($48,000).

The increase in general and administrative spending is partially offset by lower salary and related expenses in 2007 mainly due to work performed by our former chairman of the board in 2006 ($50,000) that was not performed in 2007.

Depreciation and amortization was $74,000 for the second quarter of 2007 as compared to $77,000 for the same period in 2006 reflecting a decrease of $3,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses in the second quarter of 2007 were $1,710,000 as compared to total operating expenses of $1,374,000 for the same period in 2006, an increase of $336,000.

Interest and miscellaneous income was $25,000 for the second quarter of 2007 as compared to $100,000 for the same period in 2006, a decrease of $75,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $424,000 for the second quarter of 2007 as compared to $1,969,000 the same period in 2006, a decrease of $1,545,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2006.

In 2006 there was an unrealized loss on fair value of warrants of $88,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there is no unrealized losses or gains in 2007.

Net loss in the second quarter of 2007 was $2,109,000, or a $0.60 basic and diluted loss per common share, compared with a loss of $3,331,000, or a $0.94 basic and diluted loss per common share for the same period in 2006, a decrease of $1,222,000.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Total research spending for the first six months of 2007, was $936,000, as compared to $1,390,000 for the same period in 2006, a decrease of $454,000. The decrease in expenses was primarily due to
•
lower costs for product manufacturing for ProLindac ($412,000). Product manufacturing was completed early in 2006 which we believe is adequate to supply drug product for our current ovarian cancer trial;

•	lower costs of clinical trials for ProLindac ($118,000). We incurred start-up costs for the clinical trial in early 2006; and
•	other net decreases ($14,000).

The decrease in research spending is partially offset by higher salary and related cost due to the hiring of additional scientific staff ($90,000).

Total general and administrative expenses were $2,252,000 for the first six months of 2007, an increase of $923,000 as compared to the same period in 2006. The increase in general and administrative expenses was due primarily to the following:
•	higher salary related expenses due mainly to stock option expenses ($532,000);
•	higher investor relations expenses ($220,000) due to our increased investor relations efforts;
•	higher franchise taxes ($50,000);
•	higher patent expenses ($45,000);
•	higher legal expenses ($40,000); and
•	other net increases ($36,000).

Depreciation and amortization was $149,000 for the first six months of 2007 as compared to $154,000 for the same period in 2006 reflecting a decrease of $5,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Interest and miscellaneous income was $60,000 for the first six months of 2007 as compared to $192,000 for the same period in 2006, a decrease of $132,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $2,959,000 for the first six months of 2007 as compared to $3,268,000 for the same period in 2006, a decrease of $309,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2006.

In 2006 there was an unrealized loss on fair value of warrants of $2,238,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there is no unrealized losses or gains in 2007.

Net loss in the first six months of 2007 was $6,236,000, or a $1.76 basic and diluted loss per common share, compared with a loss of $8,187,000, or a $2.32 basic and diluted loss per common share for the same period in 2005, a decrease of $1,951,000.

Recent Accounting Pronouncements

We adopted FIN 48 as of the beginning of our 2007 fiscal year. See Notes to Condensed Consolidated Financial Statements.

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

RISK FACTORS

The risk factors set forth below, other than the first risk factor set forth below were previously discussed in our Form 10-KSB for the fiscal year ended December 31, 2006. There have not been any material changes from the risk factors previously disclosed in our Form 10-KSB, other than such risk factor. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results.

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

We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $6.2 million through June 30, 2007. Net losses for the years ended 2006, 2005 and 2004 were $12,874,000, $1,700,000 and $10,238,000, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the six months ended June 30, 2007 was approximately $460,000 per month. We project our net cash burn rate for the next four months to be approximately $450,000 per month. Capital expenditures are forecasted to be minor for the next four months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for six months (other than debt and interest obligations including the approximately $6.0 million of Senior Convertible notes due September 6, 2007 plus accrued interest; and approximately $4.0 million of convertible notes which are required to be repaid September 7, 2007 plus accrued interest; and capitalized interest of $880,000 due September 13, 2007). We will need to raise substantial additional capital to support our ongoing operations and debt obligations.

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

We may not generate the cash flow required to pay our liabilities as they become due. Our outstanding debt includes $6.0 million of Senior Convertible notes due September 6, 2007, and approximately $4.0 million of our Convertible Subordinated Notes due September 7, 2007 and $5.5 million is due in September 2010. We also have capitalized interest of $880,000 plus interest due the Company otherwise it will be due September 13, 2007.

If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default on the notes could allow our note holders to foreclose upon our assets or force us into bankruptcy. We may be unable to repay or repurchase or restructure the convertible subordinated notes due in September 2007 and September 2010 and be forced into bankruptcy. In the event of a default, the holders of our secured convertible notes have the right to foreclose on substantially all of our assets, which could force us to curtail or cease our business operations.

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

ProLindac is manufactured by third parties for our Phase II clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

•	A mucoadhesive liquid technology product, MuGard, has received marketing approval by the FDA.
•	ProLindac is currently in a Phase II trial in Europe and a Phase II trial in the US.
•	ProLindac has been approved for an additional Phase I trial in the US by the FDA.
•	Cobalamin mediated delivery technology is currently in the pre-clinical phase.
•	We also have other products in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application, for FDA or other regulatory review.

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

Amgen, Carrington Laboratories, CuraGen Corporation, Cytogen Corporation, Endo Pharmaceuticals, , MGI Pharma, Nuvelo, Inc. and OSI Pharmaceuticals are developing products to treat mucositis that may compete with our mucoadhesive liquid technology and/or our MuGard mucositis treatment product.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to 12 U.S. patents and to 10 U.S. patent applications now pending, and 4 European patents and 12 European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac in 2021,
•	Cobalamin mediated technology between 2007 and 2019

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

As calculated by the SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Jeffrey B. Davis each beneficially owned approximately 73.9%, 26.2%, and 14.8%, respectively, of our common stock as of June 30, 2007. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares that we may issue or be obligated to issue in the future. All of the 3,566,394 shares of our common stock that are outstanding as of August 13, 2007, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 17, 2007 in New York, N.Y. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

— Two directors were re-elected for three years terms with the following votes:

Mark J. Ahn; 2,651,938- For; and 16,108-Withheld Authority
Mark J. Alvino; - 2,654,708- For; and 13,338- Withheld Authority

The terms of office as a director of Access of each of Jeffrey B. Davis, Esteban Cvitkovic MD, Stephen B. Howell MD, David P. Luci, Rosemary Mazanet MD PhD, John J. Meakem, Jr., and Stephen R. Seiler continued after the meeting.

— A proposal to amend our 2005 Equity Incentive Plan, to increase the number of shares authorized for issuance was approved with 514,574- For; 124,744- Against; 21,034- Abstain; and 1,874,837- Broker Non-votes.

— A proposal to ratify the appointment of Whitley Penn LLP as independent certified public accounts for the Company for the fiscal year ending December 31, 2007 was approved with 2,643,818- For; 2,370- Against; and 21,858- Abstain.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibits:

2.2
Agreement and Plan of Merger, by and among Access Pharmaceuticals, Inc., Somanta Acquisition Corporation, Somanta Pharmaceuticals, Inc., Somanta Incorporated and Somanta Limited, dated April 18, 2007. (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 18, 2007)

10.40	Amendment to 7.0% (Subject to Adjustment) Convertible Promissory Notes Due July 27, 2007, dated July 25, 2007 by and between us and Oracle Partners LP and affiliates
10.41
Amendment to Amended and Restated 7.5% Secured Convertible Promissory Notes Due July 26, 2007, dated July 25, 2007 by and between us and SCO Capital Partners LLC, Beach Capital LLC and Lake End Capital LLC

10.42	Note Purchase Agreement dated April 26, 2007 between us and Somanta Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
______________
*This exhibit shall not be deemed “filed for purposes of Section 18 of the
Securities Exchange Act of 1934 or otherwise subject to the liabilities of that
Section, nor shall it be deemed incorporated by reference in any filings under the
Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date:	August 14 2007	By:	/s/ Stephen R. Seiler
Stephen R. Seiler
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2007	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	June 30, 2007 (unaudied)		December 31, 2006 (audited)
Current assets Cash and cash equivalents Short term investments, at cost Receivables Prepaid expenses and other current asset	$170,000 1,730,000 208,000 517,000		$1,194,000 3,195,000 359,000 283,000
Total current assets	2,625,000		5,031,000
Property and equipment, net	190,000		212,000
Debt issuance costs, net	-		158,000
Patents, net	794,000		878,000
Licenses, net	-		25,000
Other assets	25,000		122,000
Total assets	$3,634,000		$6,426,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses
Accrued interest payable
Deferred revenues
Current portion of long-term debt, net of discount $0 at
    June 30, 2007 and $2,062,000 at December 31, 2006
	$1,350,000 1,217,000 173,000 10,895,000		$1,226,000 581,000 173,000 8,833,000
Total current liabilities	13,635,000		10,813,000
Long-term debt	5,500,000		5,500,00
Total liabilities	19,135,000		16,313,000
Commitments and contingencies	-		-
Stockholders' deficit Preferred stock - $.01 par value; authorized 2,000,000 shares; none issued or outstanding Common stock - $.01 par value; authorized 100,000,000 shares; issued, 3,541,394 at June 30, 2007 and 3,535,108 at December 31, 2006 Additional paid-in capital Notes receivable from stockholders Treasury stock, at cost - 163 shares Accumulated deficit	- 35,000 69,421,000 (1,045,000 (4,000 (83,908,000	) ) )	- 35,000 68,799,000 (1,045,000 (4,000 (77,672,000	) ) )
Total stockholders' deficit	(15,501,000)		(9,887,000)
Total liabilities and stockholders' deficit	$3,634,000		$6,426,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Expenses
Research and development	$523,000	$634,000	$936,000	$1,390,000
General and administrative	1,113,000	663,000	2,252,000	1,329,000
Depreciation and amortization	74,000	77,000	149,000	154,000
Total expenses	1,710,000	1,374,000	3,337,000	2,873,000

Loss from operations	(1,710,000)	(1,374,000)	(3,337,000)	(2,873,000)

Interest and miscellaneous income	25,000	100,000	60,000	192,000
Interest and other expense	(424,000)	(1,969,000)	(2,959,000)	(3,268,000)
Unrealized gain (loss) on fair value of warrants and conversion feature	-	(88,000)	-	(2,238,000)
	(399,000)	(1,957,000)	(2,899,000)	(5,314,000)
Net loss	$(2,109,000)	$(3,331,000)	$(6,236,000)	$(8,187,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.60)	$(0.94)	$(1.76)	$(2.32)

Weighted average basic and diluted common shares outstanding	3,538,409	3,530,931	3,536,812	3,529,887

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,236,000)	$(8,187,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	149,000	154,000
Stock option expense	603,000	123,000
Stock compensation expense	-	46,000
Amortization of debt costs and discounts	2,316,000	2,588,000
Unrealized loss on fair value of warrants and conversion feature	-	2,238,000
Change in operating assets and liabilities:
Receivables	151,000	-
Prepaid expenses and other current assets	(234,000)	116,000
Other assets	1,000	92,000
Accounts payable and accrued expenses	124,000	(1,008,000)
Accrued interest payable	636,000	520,000
Net cash used in operating activities	(2,490,000)	(3,318,000)

Cash flows from investing activities:
Capital expenditures	(18,000)	(3,000)
Redemptions of short term investments and certificates of deposit, net	1,465,000	(63,000)
Net cash provided by (used in) investing activities	1,447,000	(66,000)

Cash flows from financing activities:
Payments of notes payable	-	(68,000)
Proceeds from secured convertible notes payable	-	4,532,000
Exercise of stock options	19,000	-
Net cash provided by financing activities	19,000	4,464,000

Net (decrease) increase in cash and cash equivalents	(1,024,000)	1,080,000
Cash and cash equivalents at beginning of period	1,194,000	349,000
Cash and cash equivalents at end of period	$170,000	$1,429,000

Supplemental cash flow information:
Cash paid for interest	$8,000	$4,000

The accompanying notes are an integral part of these statements

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(unaudited)

(1) Interim Financial Statements

The consolidated balance sheet as of June 30, 2007 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2006 contains financial information taken from the audited financial statements as of that date.

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

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2007		December 31, 2006
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets Patents Licenses	$1,680 500	$886 500	$1,680 500	$802 475
Total	$2,180	$1,386	$2,180	$1,277

Amortization expense related to intangible assets totaled $54,000 and $54,000 for each of the three months ended June 30, 2007 and 2006, respectively and totaled $109,000 and $109,000 for each of the six months ended June 30, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of June 30 is as follows (in thousands):

2007	$ 84
2008	168
2009	168
2010	168
2011	168
Thereafter	38

Total	$794

(3) Liquidity

The Company incurred significant losses from continuing operations of $2.1 million for the quarter ended June 30, 2007, $6.2 million for the six months ended June 30, 2007, $13.3 million for the year ended December 31, 2006 and $7.6 million for the year ended December 31, 2005. Additionally, at June 30, 2007, our working capital deficit is $11.0 million. As of June 30, 2007, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements. Our current funds will allow us to support our working capital and operating requirements for four months. We do not have funds to pay the obligations which are due in September 2007 and will have to raise more funds and/or attempt to restructure the convertible notes.

(4)  Stock Based Compensation

For the second quarter, we recognized stock-based compensation expense of $311,000 in 2007 and $28,000 in 2006. For the six months we recognized stock-based compensation expense of $603,000 in 2007 and $123,000 in 2006. For the second quarter of 2007, we did not grant any stock options under our 2005 Equity Incentive Plan.

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

(6) Debt

	June 30, 2007	December 31, 2006
Convertible note - Oracle and affiliates	$4,015,000	$4,015,000
Convertible note	5,500,000	5,500,000
Convertible note	880,000	880,000
	10,395,000	10,395,000
Discount	-	(456,000)
	10,395,000	9,939,000

Convertible note - SCO and affiliates	6,000,000	6,000,000
Discount	-	(1,606,000)
	6,000,000	4,394,000

Total	$16,395,000	$14,333,000

Short term	$10,895,000	$8,833,000
Long term	5,500,000	5,500,000
Total	$16,395,000	$14,333,000

(7) Subsequent Events

On July 25, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to September 6, 2007 from July 26, 2007.

On July 25, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to September 7, 2007 from July 27, 2007.