Form 10-Q
period 2007-11-14
ACCESS PHARMACEUTICALS INC
filed 2007-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ___   No X

State the number of shares outstanding of each the issuer's classes of common equity as of the latest practicable date. As of November 13, 2007 there were 3,575,114 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):      Yes      No X

Total No. of Pages 19

ACCESS PHARMACEUTICALS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at
	September 30, 2007 (unaudited) and December 31, 2006 (audited)	13

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and nine months ended September 30, 2007 and September 30, 2006	14

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2007 and September 30, 2006	15

	Notes to Unaudited Condensed Consolidated Financial Statements	16

Item 2.	Management's Discussion and Analysis or Plan of Operation	2

Item 3.	Controls and Procedures	8

	Risk Factors	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES	12

PART I -FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, our ability to close the Somanta merger and, if it closes, our ability to integrate Somanta’s business with ours, the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

In August 2007, we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market Access’ product MuGard in Europe.

Products in Development Status

ProLindac™ (Polymer Platinate, AP5346) DACH Platinum

We have commenced a European Phase 2 ProLindac trial in ovarian cancer patients who have relapsed after first line platinum therapy. The primary aim of the study is to determine the response rate of ProLindac monotherapy in this patient population. The response rates for other platinum compounds in this indication are well known, and will be used for comparison.

We have submitted an IND application to the US Food and Drug Administration, and have received clearance from the agency to proceed with a Phase 2 clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for further clinical studies of this combination in colorectal cancer. We are currently evaluating whether clinical development of ProLindac in this indication might proceed more rapidly by utilizing an alternative clinical strategy and/or conducting studies in the US and/or elsewhere in the world.

RECENT EVENTS

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price of $9,540,001.

As a condition to closing, SCO Capital Partners, LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share. SCO Capital Partner, LLC currently has a designee serving on our Board of Directors. In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

On October 24, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to November 15, 2007 from October 25, 2007.

On October 24, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to November 16, 2007 from October 26, 2007.

On August 27, 2007, we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market Access’ product MuGard in Europe.

On August 1, 2007, we announced that Esteban Cvitkovic, a member of our board of directors as Vice Chairman Europe, agreed to an expanded role as Senior Director, Oncology Clinical R&D.

On April 19, 2007, we announced we had entered into an agreement to acquire Somanta Pharmaceuticals, Inc. Pursuant to the terms of the merger agreement, upon consummation of the acquisition, Somanta’s preferred and common shareholders would receive an aggregate of 1.5 million shares of Access’ common stock which would represent approximately 9.5% of the combined company assuming the conversion of Access’ existing convertible debt and preferred stock under existing terms of conversion. The Somanta stockholders approved the proposed transaction at the stockholders’ meeting on August 17, 2007. The closing of the transaction is subject to numerous conditions including receipt of necessary approvals. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described herein.

On April 26, 2007, we entered into a Note Purchase Agreement with Somanta Pharmaceuticals, Inc. in order for Access to loan Somanta amounts to keep certain of their licenses and vendors current. As of September 30, 2007 we have loaned Somanta $859,000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Licensing fees provided minimal funding for operations during the quarter ended September 30, 2007. As of November 13, 2007, our cash and cash equivalents and short-term investments were $9,761,000 and our net cash burn rate for the nine months ending September 30, 2007 was approximately $430,000 per month. As of September 30, 2007 our working capital deficit was $12,624,000. Our working capital at September 30, 2007 represented a decrease of $6,842,000 as compared to our working capital deficit as of December 31, 2006 of $5,782,000. Our working capital is negative reflecting approximately $11.4 million of debt that is a current liability at September 30, 2007 and $1.0 million of accrued interest payments accrued at September 30, 2007. As of November 13, 2007 we have convertible notes outstanding due of $6.89 million, in the principle amount of $5.5 million.

As of September 30, 2007, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to restructure our convertible notes or obtain additional funding to repay the convertible notes and support our working capital and operating requirements, could cause us to be in default of our convertible notes and prevent us from making expenditures that are needed to allow us to maintain our operations. A failure to restructure our existing convertible notes or obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2007 of $85,865,000. We expect that our capital resources will be adequate to fund our current level of operations through December 2008. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. We plan to satisfy our obligations under the notes either through conversion of the notes into equity or through the sale of equity.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

Currently, one noteholder holding $5.5 million worth of 7.7% convertible notes has amended their note to a new maturity date, September 13, 2011, and the 2005, 2006 and 2007 capitalized interest of $1,348,000 is currently payable.

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

THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

Our licensing revenue in the third quarter of 2007 was $6,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We received a $1.0 million upfront licensing payment in August 2007 from SpePharm Holding, B.V. for marketing MuGard in Europe. We will recognize the upfront licensing fee over 14 ¾ years, the license term.

Total research spending for the third quarter of 2007 was $596,000, as compared to $379,000 for the same period in 2006, an increase of $217,000. The increase in expenses was primarily due to:

•	costs for product manufacturing for a new ProLindac clinical trial expected to start in 2008 ($214,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($30,000); and
•	other net increases ($25,000).

The increase in research spending is partially offset by lower clinical development costs ($52,000). We incurred start-up costs for the clinical trial in early 2006.

Total general and administrative expenses were $1,000,000 for the third quarter of 2007, an increase of $200,000 as compared to the same period in 2006. The increase in spending was due primarily to the following:
•	higher investor relations expenses ($149,000) due to our increased investor relations efforts;
•	higher salary related expenses due to stock option expenses ($156,000); and
•	higher salary expenses ($65,000).

The increase in general and administrative spending is partially offset by:
•	lower patent expenses ($90,000);
•	lower professional fees ($59,000); and
•	other net decreases ($21,000).

Depreciation and amortization was $61,000 for the third quarter of 2007 as compared to $77,000 for the same period in 2006 reflecting a decrease of $16,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses in the third quarter of 2007 were $1,657,000 as compared to total operating expenses of $1,256,000 for the same period in 2006, an increase of $401,000.

Interest and miscellaneous income was $12,000 for the third quarter of 2007 as compared to $86,000 for the same period in 2006, a decrease of $74,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $318,000 for the third quarter of 2007 as compared to $1,976,000 the same period in 2006, a decrease of $1,658,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2006.

In 2006, there was an unrealized loss on fair value of warrants of $1,131,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there are no unrealized losses or gains in 2007.

Net loss in the third quarter of 2007 was $1,957,000, or a $0.55 basic and diluted loss per common share, compared with a loss of $2,015,000, or a $0.57 basic and diluted loss per common share for the same period in 2006, a decreased loss of $58,000.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Our licensing revenue in the first nine months of 2007 was $6,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We received a $1.0 million upfront licensing payment in August 2007 from SpePharm Holding, B.V. for marketing MuGard in Europe. We will recognize the upfront licensing fee over 14 ¾ years, the license term.

Total research spending for the first nine months of 2007, was $1,532,000, as compared to $1,769,000 for the same period in 2006, a decrease of $237,000. The decrease in expenses was primarily due to
•
lower costs for product manufacturing for ProLindac ($198,000). Product manufacturing was completed early in 2006 which we believe is adequate to supply drug product for our current ovarian cancer trial;

•	lower costs of clinical trials for ProLindac ($170,000). We incurred start-up costs for the clinical trial in early 2006; and
•	other net decreases ($53,000).

The decrease in research spending is partially offset by
•	higher salary and related cost due to the hiring of additional scientific staff ($121,000); and
•	higher scientific consulting costs ($63,000).

Total general and administrative expenses were $3,252,000 for the first nine months of 2007, an increase of $1,123,000 as compared to the same period in 2006. The increase in general and administrative expenses was due primarily to the following:
•	higher salary related expenses due mainly to stock option expenses ($580,000);
•	higher investor relations expenses ($368,000) due to our increased investor relations efforts;
•	higher salary and related costs ($178,000); and
•	higher travel costs ($58,000).

The increase in general and administrative expenses is partially offset by:
•	lower patent expenses ($45,000); and
•	other net decreases ($16,000).

Depreciation and amortization was $210,000 for the first nine months of 2007 as compared to $231,000 for the same period in 2006 reflecting a decrease of $21,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Interest and miscellaneous income was $72,000 for the first nine months of 2007 as compared to $278,000 for the same period in 2006, a decrease of $206,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $3,277,000 for the first nine months of 2007 as compared to $5,244,000 for the same period in 2006, a decrease of $1,967,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2006.

In 2006 there was an unrealized loss on fair value of warrants of $1,107,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there is no unrealized losses or gains in 2007.

Net loss in the first nine months of 2007 was $8,193,000, or a $2.31 basic and diluted loss per common share, compared with a loss of $10,202,000, or a $2.89 basic and diluted loss per common share for the same period in 2006, a decreased loss of $2,009,000.

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
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2007 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting
For the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RISK FACTORS

Other than the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in our Form 10-KSB. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results. Please consult the Risk Factors set forth in our Form 10-KSB.

We have limited liquid assets.

We expect that our capital resources will be adequate to fund our current level of operations through December 2008. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability. If we are unable to secure financing prior to the exhaustion of our liquid assets we may be required to cease or curtail our operations.

The proposed merger between Access and Somanta may not result in benefits to the combined company because of integration and other challenges.

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

We cannot assure you that the combination of Somanta with Access will result in the realization of the full benefits anticipated from the merger. The closing of the Somanta acquisition is subject to numerous closing conditions. At this time, either we or Somanta may terminate the Merger Agreement or the Merger Agreement may be terminated if various closing conditions are not met.

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

3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)

10.43	Amendment to 7.0% (Subject to Adjustment) Convertible Promissory Notes Due November 16, 2007, dated October 24, 2007 by and between us and Oracle Partners LP and affiliates

10.44
Amendment to Amended and Restated 7.5% Secured Convertible Promissory Notes Due November 15, 2007, dated October 24, 2007 by and between us and SCO Capital Partners LLC, Beach Capital LLC and Lake End Capital LLC

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

ACCESS PHARMACEUTICALS, INC.

Date:	November 14, 2007	By:	/s/ Stephen R. Seiler
Stephen R. Seiler
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets Cash and cash equivalents Short term investments, at cost Receivables Prepaid expenses and other current assets	$661,000 515,000 861,000 530,000	$1,194,000 3,195,000 359,000 283,000
Total current assets	2,567,000	5,031,000
Property and equipment, net	156,000		212,000
Debt issuance costs, net	-		158,000
Patents, net	752,000		878,000
Licenses, net	-		25,000
Other assets	25,000		122,000
Total assets	$3,500,000		$6,426,000
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses
Accrued interest payable
Deferred revenues
Current portion of long-term debt, net of discount $0 at
September 30, 2007 and $2,062,000 at December 31, 2006
	$1,595,000 1,023,000 1,167,000 11,406,000		$1,226,000 581,000 173,000 8,833,000
Total current liabilities	15,191,000		10,813,000
Long-term debt	5,500,000		5,500,000
Total liabilities	20,691,000		16,313,000
Commitments and contingencies	-		-
Stockholders' deficit
Preferred stock - $.01 par value; authorized 2,000,000 shares;
none issued or outstanding
Common stock - $.01 par value; authorized 100,000,000 shares;
   issued, 3,575,114 at September 30, 2007 and 3,535,108 at
December 31, 2006
Additional paid-in capital
Notes receivable from stockholders
Treasury stock, at cost - 163 shares
Accumulated deficit
	- 36,000 69,687,000 (1,045,000 (4,000 (85,865,000	) ) )	- 35,000 68,799,000 (1,045,000 (4,000 (77,672,000	) ) )
Total stockholders' deficit	(17,191,000)		(9,887,000)
Total liabilities and stockholders' deficit	$3,500,000		$6,426,000

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30
	2007	2006	2007	2006
Revenues
License revenues	$6,000	$-	$6,000	$-

Expenses
Research and development	596,000	379,000	1,532,000	1,769,000
General and administrative	1,000,000	800,000	3,252,000	2,129,000
Depreciation and amortization	61,000	77,000	210,000	231,000
Total expenses	1,657,000	1,256,000	4,994,000	4,129,000

Loss from operations	(1,651,000)	(1,256,000)	(4,988,000)	(4,129,000)

Interest and miscellaneous income	12,000	86,000	72,000	278,000
Interest and other expense	(318,000)	(1,976,000)	(3,277,000)	(5,244,000)
Unrealized gain (loss) on fair value of warrants and conversion feature	-	1,131,000	-	(1,107,000)
	(306,000)	(759,000)	(3,205,000)	(6,073,000)
Net loss	$(1,957,000)	$(2,015,000)	$(8,193,000)	$(10,202,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.55)	$(0.57)	$(2.31)	$(2.89)

Weighted average basic and diluted common shares outstanding	3,575,114	3,534,408	3,544,181	3,530,941

The accompanying notes are an integral part of these statements.

Access Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,193,000)	$(10,202,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	210,000	230,000
Stock option expense	810,000	171,000
Stock compensation expense	-	69,000
Stock issued for compensation	44,000	-
Amortization of debt costs and discounts	2,316,000	4,192,000
Unrealized loss on fair value of warrants and conversion feature	-	1,107,000
Loss on sale of asset	2,000	-
Change in operating assets and liabilities:
Receivables	(502,000)	14,000
Prepaid expenses and other current assets	(247,000)	143,000
Other assets	1,000	128,000
Accounts payable and accrued expenses	369,000	(849,000)
Accrued interest payable	953,000	805,000
Deferred revenue	994,000	-
Net cash used in operating activities	(3,243,000)	(4,192,000)

Cash flows from investing activities:
Capital expenditures	(18,000)	(3,000)
Proceeds from sale of asset	13,000	-
Redemptions of short term investments and certificates of deposit, net	2,680,000	(98,000)
Net cash provided by (used in) investing activities	2,675,000	(101,000)
Cash flows from financing activities:
Payments of notes payable	-	(106,000)
Proceeds from secured convertible notes payable	-	4,532,000
Exercise of stock options	35,000	-
Net cash provided by financing activities	35,000	4,426,000

Net (decrease) increase in cash and cash equivalents	(533,000)	133,000
Cash and cash equivalents at beginning of period	1,194,000	349,000
Cash and cash equivalents at end of period	$661,000	$482,000

Supplemental cash flow information:
Cash paid for interest	$5,000	$5,000
Accrued interest capitalized	511,000	-

The accompanying notes are an integral part of these statements

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of September 30, 2007 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2007 and 2006 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. All share and per share information reflect a one for five reverse stock split effected on June 5, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2006 contains financial information taken from the audited financial statements as of that date.

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

(2) Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2007		December 31, 2006
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets Patents Licenses	$1,680 -	$928 -	$1,680 500	$802 475
Total	$$1,680	$928	$2,180	$1,277

Amortization expense related to intangible assets totaled $42,000 and $54,000 for each of the three months ended September 30, 2007 and 2006, respectively and totaled $151,000 and $163,000 for each of the nine months ended September 30, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2007 is as follows (in thousands):

2007	$42
2008	168
2009	168
2010	168
2011	168
Thereafter	38

Total	$752

(3) Liquidity

The Company incurred significant losses from continuing operations of $2.0 million for the quarter ended September 30, 2007, $8.2 million for the nine months ended September 30, 2007, $13.3 million for the year ended December 31, 2006 and $7.6 million for the year ended December 31, 2005. Additionally, at September 30, 2007, our working capital deficit is $12.6 million. As of September 30, 2007, we did not have sufficient funds to repay our convertible notes at their maturity and support our working capital and operating requirements. See Note (7) Subsequent Events for the changes in our cash position and convertible notes. Our funds at November 14, 2007 will allow us to support our working capital and operating requirements through December 2008.

(4)  Stock Based Compensation

For the third quarter, we recognized stock-based compensation expense of $207,000 in 2007 and $49,000 in 2006. For the nine months we recognized stock-based compensation expense of $810,000 in 2007 and $171,000 in 2006. For the third quarter of 2007, we granted 25,000 stock options under our 2005 Equity Incentive Plan at a weighted average exercise price of $3.03.

Our weighted average Black-Scholes fair value assumptions are as follows:

9/30/07
Expected life	2.0 yrs.
Risk free interest rate	4.63%
Expected volatility(a)	141%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

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

(6)   Debt

	September 30, 2007	December 31, 2006
Convertible note - Oracle and affiliates	$4,015,000	$4,015,000
Convertible note	5,500,000	5,500,000
Convertible note	1,391,000	880,000
	10,906,000	10,395,000
Discount	-	(456,000)
	10,906,000	9,939,000

Convertible note - SCO and affiliates	6,000,000	6,000,000
Discount	-	(1,606,000)
	6,000,000	4,394,000

Total	$16,906,000	$14,333,000

Short term	$11,406,000	$8,833,000
Long term	5,500,000	5,500,000
Total	$16,906,000	$14,333,000

(7)   Subsequent Events

On October 24, 2007, Access and SCO Capital Partners LLC and affiliates (“SCO”) agreed to extend the maturity date of an aggregate principal amount of $6,000,000 of 7.5% convertible notes to November 15, 2007 from October 25, 2007.

On October 24, 2007, Access and Oracle Partners LP and affiliates (“Oracle”) agreed to extend the maturity date of an aggregate principal amount of $4,015,000 of 7.7% convertible notes to November 16, 2007 from October 26, 2007.

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price of $9,540,001.

As a condition to closing, SCO Capital Partners, LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share. SCO capital Partner, LLC currently has a designee serving on our Board of Directors. In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.