Form 10-K
period 2007-12-31
ACCESS PHARMACEUTICALS INC
filed 2008-03-31
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or
*	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-9314
ACCESS PHARMACEUTICALS, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	83-0221517
(State of Incorporation)	(I.R.S. Employer I.D. No.)

2600 Stemmons Freeway, Suite 176, Dallas, TX	75207
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ____  No  ✓

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                      Yes  ✓   No ____

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.                                  Yes  ✓   No ____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Larger accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  ✓

State issuer’s revenues for the fiscal year ended December 31, 2007 was $57,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $15,335,000 as of June 30, 2007.

As of March 31, 2008 there were 5,623,781 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also at March 31, 2008 there were 3,499.8617 shares of Series A Convertible Preferred Stock convertible into 11,666,195 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting are incorporated herein by reference into Part III of this report.

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

Business

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing products based upon our nanopolymer chemistry technologies. We currently have one approved product, two products in Phase 2 clinical trials and five products in pre-clinical development. Our description of our business, including our list of products and patents, takes into consideration our acquisition of Somanta Pharmaceuticals, Inc. which closed January 4, 2008.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of US$1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (“FDA”).

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. ProLindac is currently in a Phase 2 clinical trial being conducted in the EU in patients with ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

•
Pre-clinical development of Cobalamin™, our proprietary nanopolymer oral drug delivery technology based on the natural vitamin B12 uptake mechanism. We are currently developing a product for the oral delivery  of insulin.

•	Pre-clinical development of Angiolix®, a humanized monoclonal antibody which acts as an anti-angiogenesis factor and is targeted to cancer cells, notably breast, ovarian and colorectal cancers.
•	Pre-clinical development of Prodrax®, a non-toxic prodrug which is activated in the hypoxic zones of solid tumors to kill cancer cells.
•	Pre-clinical development of Alchemix®, a chemotherapeutic agent that combines multiple modes of action to overcome drug resistance.
•	Pre-clinical development of Cobalamin-mediated targeted delivery.
•	Phenylbutyrate (“PB”), an HDAC inhibitor and a differentiating agent, is a Phase 2 clinical candidate being developed in collaboration with Virium Pharmaceuticals.

Products

Access used its drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access – U London	Synthetic polymer	Cancer	Phase 2
Phenylbutyrate (PB)	National Institute of Health	Small molecule	Cancer	Phase 2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Prodrax®	Univ London	Small molecule	Cancer	Pre-clinical
Alchemix®	DeMontford Univ	Small molecule	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” for description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

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

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages MuGard may represent in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale (OMAS), which qualifies the disease severity on a scale of 0-5. Key highlights of the comparison with the historical patient databases are as follows:

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

Access is currently seeking marketing partners to market MuGard in the United States and in other territories worldwide. In August 2007, we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market Access’ product MuGard in Europe. In January 2008 we also signed a definitive licensing agreement with RHEI Pharmaceuticals, Inc. under which RHEI will market Access’ product MuGard in China and other Southeast Asian countries.

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

Oxaliplatin, a formulation of DACH platinum, is a chemotherapeutic which was initially approved in France and in Europe in 1999 for the treatment of colorectal cancer. It is now also being marketed in the United States and generated worldwide sales in excess of $2 billion in 2006. Carboplatin and Cisplatin, two other approved platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid (known as the FOLFOX regime) is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 940,000 reported new cases annually worldwide, increasing at a rate of approximately three percent per year, and 500,000 deaths.

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $3.0 billion in 2006. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug development goal therefore is to enhance delivery of the active drug to the tumor and minimize the amount of active drug affecting normal organs in the body.

Utilizing a biocompatible water-soluble polymer (HPMA) as a drug carrier, Access’ drug candidate ProLindac, links DACH platinum to a polymer in a manner which permits the selective release of active drug to the tumor by several mechanisms, including taking advantage of the differential pH in tumor tissue compared to healthy tissue. The polymer also capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability of ProLindac to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product oxaliplatin, ProLindac showed either marked superiority or superiority in most of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, ProLindac delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that ProLindac delivers approximately 14 times more platinum to tumor DNA than oxaliplatin. Results from preclinical efficacy studies conducted in the B16 and other tumor models have also shown that ProLindac is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of  ProLindac.

In 2005, we completed a Phase 1 multi-center clinical study conducted in Europe, which enrolled 26 patients. The study was reported in a journal publication, Cancer Chemotherapy and Pharmacology, 60(4): 523-533 in 2007. The European trial was designed to identify the maximum tolerated dose, dose limiting toxicities, the pharmacokinetics of the platinum in plasma and the possible anti-tumor activity of ProLindac. The open-label, non-randomized, dose-escalation Phase 1 study was performed at two European centers. ProLindac was administered as an intravenous infusion over one hour, once a week on days 1, 8 and 15 of each 28-day cycle to patients with solid progressive tumors. We obtained results in 26 patients with a broad cross-section of tumor types, with doses ranging from 80-1,280 mg Pt/m2.

Of the 26 patients, 10 were not evaluable for tumor response, principally due to withdrawal from the study prior to completing the required cycle. Of the 16 evaluable patients, 2 demonstrated a partial response, 1 experienced a partial response based on a biomarker and 4 experienced stable disease. One of the patients who attained a partial response had a melanoma with lung metastasis; a CT scan revealed a tumor decrease of greater than 50%. The other patient who responded had ovarian cancer; she had a reduction in lymph node metastasis and remission of a liver metastasis. The patient who experienced a partial response based on a biomarker was an ovarian cancer patient for whom Ca125 levels returned to normal. Also of note, a patient with cisplatin resistant cervical cancer showed a short lasting significant reduction in lung metastasis after 3 doses. However, due to toxicity, the patient could not be retreated to determine whether the partial response could be maintained.

A Phase 2 clinical trial of ProLindac is underway in ovarian cancer patients who have relapsed after first line platinum therapy. The primary aim of the study is to determine the response rate of ProLindac monotherapy in this patient population. The response rates for other platinum compounds in this indication are well known, and will be used for comparison. Patients are dosed either once every 2 weeks or once every three weeks. As the Phase 1 study involved weekly dosing, the initial phase of the ovarian cancer monotherapy study involves some dose escalation to determine recommended doses using these dosing regimens. Preliminary results from the dose ranging part of the study were presented at AACR-NCI-EORTC conference in San Francisco in October 2007. Significantly, there was a reduction of the Ca125 biomarker in five of the six patients in a cohort receiving of ProLindac on a once every three week dosing schedule. The Ca125 biomarker has been demonstrated to be a reliable indicator of the clinical progression of ovarian cancer

The Company has submitted an IND application to the US Food and Drug Administration, and has received clearance from the agency to proceed with a Phase 1 clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of the ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for Phase 2 clinical studies of this combination in colorectal cancer. The company is currently evaluating whether clinical development of ProLindac in this indication might proceed more rapidly by utilizing an alternative clinical strategy and/or conducting studies in the US and/or elsewhere in the world.

Sodium Phenylbutyrate

Sodium Penylbutyrate, or PB, is a small molecule that was previously approved by the FDA for sale as a treatment for a rare genetic disorder in infants known as hyperuremia. PB has a number of additional mechanisms of action, including the inhibition of histone deacetylase. Histone deacetylase is a class of enzymes that remove acetyl groups from the amino acids in DNA. The inhibition of histone deacetylase allows the body’s cancer suppressing genes to work as intended. In addition, PB is not toxic to cells. These characteristics make PB a good candidate to become a chemopotentiator; that is, a substance that enhances the activity of a chemotherapeutic agent. As a result, PB will ideally be administered in conjunction with radiation and/or chemotherapy.

In February 2005, we entered into a Phenylbutyrate Co-development and Sublicense Agreement with Virium Pharmaceuticals, Inc., pursuant to which Virium granted us an exclusive, worldwide sublicense to PB, excluding the U.S. and Canada, for the treatment of cancer, autoimmune diseases and other clinical indications. We paid Virium a license fee of $50,000. Virium has retained all rights with respect to PB inside the U.S. and Canada.  Access’ single largest stockholder, SCO Capital Partners, LLC, is also the single largest stockholder of Virium Pharmaceuticals, Inc.

Virium is also a party to a sublicense agreement with VectraMed, Inc. for the rights to develop and commercialize PB worldwide for the treatment of cancer, autoimmune diseases and other clinical indications. VectraMed obtained its rights to the product under an Exclusive Patent License Agreement dated May 25, 1995 with the U.S. Public Health Service, representing the National Institutes of Health. VectraMed subsequently assigned all its rights to PB to Virium pursuant to a novation agreement dated May 10, 2005.

Pursuant to our agreement with Virium, we are responsible for the conduct of clinical trials and patent prosecution related to PB outside of the U.S. and Canada. The Virium agreement also requires us to pay Virium a royalty on the sales of PB products until such time as the patents covering such products expire. These patents expire at various times between 2011 and 2016. Our agreement with Virium expires upon the expiration of the last to expire of these patents in 2016.

On December 6, 2006, we signed a letter of intent (LOI) pertaining to a license and collaboration agreement with Virium covering all formulations or drug combinations where Phenylbutyrate is an active ingredient. Pursuant to the LOI, in addition to current worldwide rights, excluding North America, involving the current formulation of Phenylbutyrate, we would obtain a participation in any revenue or royalties derived from sales in the U.S. and Canada. In return, we would grant Virium a reciprocal participation in Europe. In the rest of the world, Access and Virium would share revenues and royalties equally. The LOI’s terms provide that both companies will, among other things, share data and jointly undertake the necessary pre-clinical and clinical studies, seek regulatory approvals and file for patent protection in all territories. It also provides for the formation of a joint development committee to oversee all aspects of the development and commercialization of Phenylbutyrate. Completion of the transaction contemplated by the LOI remains subject to the negotiation and execution of a definitive agreement.

Phenylbutyrate has been the subject of numerous Phase 1 and Phase 2 clinical studies sponsored by the National Cancer Institute and others demonstrating the safety and efficacy of PB in cancer, both as a monotherapy and in combination with other anticancer compounds. To date, we have not been involved in any capacity in the conduct of any clinical trial related to PB.

We believe that PB may be a candidate to become a biological-response modifier that acts as a dose-dependent inhibitor of cancer cell proliferation, migration, and invasiveness, possibly by inhibition of urokinase and c-myc pathways, which means that it inhibits the protease activity that irreversibly induces programmed cell death. In addition, we believe that PB shows potential for the treatment of malignant gliomas, which are cancers of the brain. We are aware of numerous products in development for brain cancers. We are aware of several products being developed by academic and commercial organizations targeting glioblastoma. Medicis Pharmaceuticals currently sells Sodium Phenylbutyrate (Buphenyl ® ) for the treatment of a urea cycle disorder, hyperuremia.

There are thirteen key use patents related to PB which have been issued to the NIH and licensed by us as follows:

•
A patent covering a method of inhibiting rapid tumor growth issued in the U.S. that expires on March 14, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, New Zealand and South Africa;

•
A patent covering a method of treating brain cancer, leukemia, prostate cancer, breast cancer, skin cancer and non-small cell lung cancer issued in the U.S. that expires on June 3, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of treating brain cancer, skin cancer, benign enlarged prostate and a cervical infection issued in the U.S. that expires on February 25, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of inducing the production of TGF alpha (which slows the growth of cancer cells) issued in the U.S. that expires on January 13, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a pharmaceutical composition for treating or preventing a cancerous condition issued in the U.S. that expires on January 20, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of inducing the differentiation of a cell issued in the U.S. that expires on June 3, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of treating brain cancer, non-small cell lung cancer, prostate cancer, skin cancer, brain tumors, cancers of the blood, lung cancer and breast cancer issued in the U.S. that expires on August 26, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of inhibiting the growth of rapidly growing nonmalignant or malignant tumor cells issued in the U.S. that expires on March 2, 2016 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of sensitizing a subject to radiation therapy or chemotherapy and a method of treating brain cancer, leukemia, non-small cell lung cancer, skin cancer, cancers of the blood, lung cancer, or renal cancer issued in the U.S. that expires on December 1, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of treating brain cancer, non-small cell lung cancer, prostate cancer, skin cancer, cancers of the blood, breast cancer, benign prostate enlargement, cervical infection, bladder cancer, kidney cancer, colon cancer, or nose cancer issued in the U.S. that expires on March 16, 2016 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of inducing the production of hemoglobin (blood) and a method of treating a pathology associated with abnormal hemoglobin (blood) activity issued in the U.S. that expires on January 27, 2015 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa;

•
A patent covering a method of preventing prostate cancer, brain cancer, skin cancer, cancers of the blood, breast cancer, non-small cell lung cancer, or renal cancer issued in the U.S. that expires on August 5, 2014 with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa; and

•
A patent covering a method of inhibiting the production of cancer in a cell issued in the U.S. that expires on March 14, 2011, June 3, 2013 or March 7, 2014, depending on the subject matter disclosed in the priority applications with foreign counterparts in Austria, Australia, Canada, Germany, European Union, Spain, Israel, Japan, New Zealand, Portugal and South Africa.

Our co-development partner, Virium advised us that it intends to initiate a Phase 1/2 clinical trial using PB to treat glioblastoma in the near future. We intend to wait for the results of this Phase 1/2 clinical trial and the re-formulation of the PB compound to a sustained release version before initiating our own clinical trial related to PB in Europe. At this time, we do not know when Virium will initiate such clinical trial, when it will be completed, or whether it will be successful, nor do we know when Virium will have completed the re-formulation of the PB compound to a sustained release version.

We also believe that further studies should be considered to identify a subset of patients that have tumors sensitive to PB, either as a single agent or in combination with radiation therapy or other chemotherapeutic agents, and that we should focus on this subset of patients in our future clinical trials related to PB, subject to the successful completion of clinical trials by Virium.

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

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as Cobalamin-mediated oral drug delivery and Cobalamin-mediated tumor targeting which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer and oncology drug development programs such as Angiolix, Alchemix and Prodrax. To reduce financial risk and equity financing requirements, we are directing our resources to the preclinical and early clinical phases of development. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase 1 and Phase 2 studies are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner. Should we conduct Phase 3 clinical studies we expect to engage a contract research organization to perform this work.

We contract with third party contract research organizations (CROs) to complete our large clinical trials and for data management of all of our clinical trials. Currently, we have one Phase 2 trial in process continuing into 2008 and a new Phase 2 trial planned for mid 2008 subject to preliminary findings in other trials and our ability to fund such trials.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $2,602,000 and $2,053,000 on research and development during the years 2007 and 2006, respectively.

Scientific Background

Access posseses a broad range of technologies and intellectual property in the areas of drug delivery and oncology. Our core technologies rely on the use of nanopolymers for use in the management of oral conditions such as mucositis, and in drug delivery. In addition, we have small molecule and monoclonal antibody programs which also embody the principals of drug delivery and drug targeting.

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

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms for use in cancer chemotherapy are:

•	Synthetic Polymer Targeted Drug Delivery Technology;

•	Cobalamin™-Mediated Oral Delivery Technology;

•	Cobalamin™-Mediated Targeted Delivery Technology;

•	Angiolix®;

•	Prodrax®; and

•	Alchemix®.

 Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes hydroxypropylmethacrylamide with platinum, designed to exploit enhanced permeability and retention, or EPR, at tumor sites to selectively accumulate drug and control drug release. This technology is employed in our lead clinical program, ProLindac. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. This effect has been termed EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Utilizing the principles of prodrugs, the drug is essentially inert while attached to the polymer, but is released inside the tumor mass while polymer/drug not delivered to tumors is cleared from the body via the kidneys. For example, ProLindac is attached to a pH-sensitive linker which releases the platinum cytotoxic agent much faster in the low pH environments found typically outside of hypoxic tumor cells and within specific compartments inside of tumor cells. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

Cobalamin™-Mediated Oral Delivery Technology

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

The difficulty in administering proteins orally is their susceptibility to degradation by digestive enzymes, their inability to cross the intestinal wall and their rapid excretion by the body. Over the years, many different methodologies for making protein drugs available orally have been attempted. Most of the oral protein delivery technologies involve protecting the protein degradation in the intestine. More recently, strategies have been developed that involve coadministering the protein or peptide with permeation enhancers, which assist in passive transit through the gut wall or by attaching the protein or peptide to a molecule that transports the protein across the gut wall. However, the field of oral drug delivery of proteins and peptides has yet to achieve successful commercialization of a product (although positive results have been achieved in early clinical trials for some products under development).

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

Our scientists discovered that Cobalamin (analogs of VB12) will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to the Cobalamin. Thus Cobalamin serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules that are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to Cobalamin. If the capacity of the Cobalamin transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to which Cobalamin is also attached. A further option, especially for drugs and macromolecules that are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with Cobalamin. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to ‘amplify’ delivery by transporting many molecules at one time due to the inherently large nanoparticle volume compared with the size of the drug.

Our proprietary position in this technology involves the conjugation of Cobalamin and/or folic acid and/or biotin (or their analogs) to a polymer to which is also attached the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, disease targeting is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these vitamin-drug conjugates.

Cobalamin™-Mediated Targeted Delivery Technology

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

The design of targeted therapies involves exploitation of the difference between the structure and function of normal cells compared with malignant cells. Differences include the increased levels of surface receptors on cancer cells, which makes them more sensitive to treatment regimes that target these cell surface receptors  and differences in blood supply within and around tumor cells compared with normal cells.

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

•      active tumor targeting involves attaching an additional fragment to the anticancer drug and the carrier molecule to create a new “targeted” agent that will actively seek a complementary surface receptor to which it binds (preferentially located on the exterior of the tumor cells). The theory is that the targeting of the anti-cancer agent through active means to the affected cells should allow more of the anti-cancer drug to enter the tumor cell, thus amplifying the response to the treatment and reducing the toxic effect on bystander, normal tissue.

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using Cobalamin compounds (analogs of vitamin B12), but we have also used and have certain intellectual property protection for the use of  folate and biotin which may more effectively target anti-cancer drugs to certain solid tumors.

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

Angiolix®

Angiolix (huMc-3 mAB) is a humanized monoclonal antibody targeting a protein known as Lactadherin. Lactadherin promotes the growth of new blood vessels (angiogenesis) to support tumor growth. Angiolix, by blocking Lactadherin, has the potential to induce programmed cell death, or apoptosis, in blood vessels supporting tumors. Angiolix was sublicensed from Immunodex, Inc., who licensed the product from Cancer Research Institute of Contra Costa  Under that agreement, we are required to meet certain development targets, and make certain payments including an annual license maintenance fee and milestone payments.

We believe that Angiolix has a large market potential in the treatment of cancer. Avastin® is a marketed anti-angiogenesis monoclonal antibody that is effective by using a similar mechanism to that of Angiolix, and is used in the treatment of colorectal and other cancer types. Angiolix is unique in that it targets a propriety gene product which is expressed by cancerous tumors. We are not aware of any other organization developing similar products targeting this protein. The key patent relating to Angiolix has been issued in the U.S. and Australia. In general, it covers the composition of matter and various aspects of the binding to applicable antigens as well as the manufacture of Angiolix. We also have foreign counterparts to this patent pending in the European Union and Canada.

Angiolix is a humanized monoclonal antibody. Humanization is a process by which genetic material from a mouse cell is made tolerable to humans, using a patented technology developed by the National Institutes of Health. The NIH previously granted to the Cancer Research Institute of Contra Costa a license to the applicable humanization technology. Pursuant to the Immunodex agreement, Immunodex and the Cancer Research Institute of Contra Costa are seeking to obtain for us the NIH’s consent to a sublicense to us of the Cancer Research Institute of Contra Costa right to use the NIH humanization technology.

We have an agreement with an academic investigator for the development of Angiolix. We intend to complete preclinical development of Angiolix through the contributions of this investigator and through a contract manufacturer and contract testing laboratories, such that we are able to begin a Phase 1 clinical study of Angiolix in 2009.

Prodrax®

Prodrax is a small molecule anticancer prodrug that is non-toxic in normally oxygenated healthy tissue but becomes highly toxic in low oxygen tumors where it becomes irreversibly converted to its toxic form which binds to the DNA in tumor cells, resulting in tumor cell death. The chemical structure of Prodrax is a di-N-oxide of chloroethylaminoanthraquinone. We have a license to this technology from the University of London School of Pharmacy.

Prodrax is inert in normally oxygenated cells and becomes toxic in low oxygen areas, enabling it to kill tumor cells. Many solid tumors have a low oxygen area that is resistant to radiation and conventional chemotherapy. These cells repopulate the tumor with additional tumor cells that may be resisted to radiation- and conventional chemotherapy. These cells are often referred to as quiescent.

Prodrax becomes irreversibly converted to its toxic form in low oxygen tumor cells where it remains localized. When the surrounding oxygenated cells are killed by radiotherapy or chemotherapy, these Prodrax-containing quiescent cells move closer to the oxygen source and attempt to resume more active replication. It is in this state that they are killed by Prodrax, through potent DNA damage.

When given in conjunction with radiotherapy or conventional chemotherapy we expect Prodrax to result in significant improvement of tumor clearance and to reduce the likelihood of tumor repopulation, improving disease free survival. It is estimated that over 50% of all solid tumors exhibit clinically significant hypoxia, or low oxygenation, and that over two million people in the U.S. and Europe suffer from solid tumor cancers. If successful, Prodrax could improve the prognosis for a significant number of cancer sufferers in a wide range of tumor types.

In March 2006, we entered into a two year agreement with the University of Bradford to perform pre-clinical studies. The Prodrax technology allows for the modification of various drugs to make them inert until they are activated by a low oxygen environment. Varieties of analogues have been developed and are being tested by researchers at the University of Bradford for the purpose of enabling us to select the lead compound to take forward into clinical development. We expect to select a lead compound in 2008.

Alchemix®

Alchemix, is a small molecule that is toxic to cancer cells. Alchemix attacks cancers cells through at least two modes of action and is intended to interrupt all phases of the cancer cell growth cycle o overcome drug resistant tumors. We believe that Alchemix is toxic to cancer cells due to its selective inhibition of many DNA processing enzymes and that it is as well tolerated in animals as a number of classes of approved chemotherapeutic drugs such as epirubicin and cisplatin, .

The Alchemix platform technology is licensed from De Montfort University in the UK. Although we are not obligated to make any royalty payments to De Montfort based on the sale of any product that is based on Alchemix, we are obligated to pay De Montfort certain milestone payments based on the achievement of agreed upon clinical milestones. Our agreement with De Montfort expires in 2015, upon the expiration of the last to expire of the Alchemix patents in 2015. The key patent relating to Alchemix has been issued in the U.S, the European Union and in Australia. In general, it covers composition of matter. We have entered into a research and development collaboration with the University of Bradford. The initial goal for this collaboration is to select one molecule for preclinical development. We have prepared a detailed pre-clinical and clinical development plan related to Alchemix. We intend to manufacture, undertake pre-clinical studies and, based on the results of these studies, to initiate a Phase1/2 clinical trial with respect to Alchemix within the next 12-24 months.

In August 2004, we entered into a Research Collaboration and License Agreement with Advanced Cardiovascular Devices, LLC. Under this agreement, we granted Advanced Cardiovascular Devices an exclusive, worldwide license to Alchemix solely for use in the treatment of vascular disorders or proliferations using stents and other medical devices. The term of this agreement expires when the underlying patent expires in 2015. Pursuant to this agreement, Advanced Cardiovascular Devices paid Somanta an upfront fee of $10,000. In addition, Advanced Cardiovascular Devices is obligated to develop a product based on Alchemix pursuant to an agreed upon timetable. If Advanced Cardiovascular Devices fails to achieve any of the agreed upon milestones, we would then have the right to terminate the agreement; provided, however, that Advanced Cardiovascular Devices could prevent us from so terminating the agreement with respect to the applicable failure by paying us a fee not to exceed $500,000 to reinstate its rights under the agreement. In addition, Advanced Cardiovascular Devices is also obligated to pay us a royalty based on net sales, if any, of products based on Alchemix. Either party may terminate this agreement on thirty (30) days advance notice for breach by the other party if the breach is not cured within such thirty (30) day period. In addition, Advance Cardiovascular Devices may terminate the agreement upon written notice to us and without any further obligation to us if the licensed technology does not perform to the reasonable satisfaction of Advanced Cardiovascular Devices or cannot be commercialized because of safety or efficacy reasons or because Advanced Cardiovascular Devices is unable to raise the funds necessary to develop a product based on the licensed technology.

Other Key Developments

On February 12, 2008, the Board of Directors of the Company elected Steven H. Rouhandeh as director and Chairman of the Board effective as of March 4, 2008.

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.5 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 545,000 shares of our common stock, which includes placement agent warrants to purchase 90,883 shares of our common stock, at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,700,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On January 14, 2008, we announced the signing of a definitive licensing agreement under which RHEI Pharmaceuticals, Inc. will market and manufacture MuGard in the Peoples Republic of China and certain Southeast Asian countries. RHEI will also obtain the necessary regulatory approvals for MuGard in the territory.

On January 4, 2008, we closed our acquisition of Somanta Pharmaceuticals, Inc. In connection with the acquisition, Access issued an aggregate of approximately 1.5 million shares of Access Pharmaceuticals, Inc. common stock to the common and preferred shareholders of Somanta as consideration. In addition, Access exchanged all outstanding warrants of Somanta for warrants to purchase 191,991 shares of Access common stock at exercise prices ranging between $18.55 and $69.57 per share.

On December 26, 2007, Jeffrey B. Davis, Chairman of the Board of Directors was named Chief Executive Officer. Stephen R. Seiler resigned as President and Chief Executive Officer and concurrently resigned from the Board of Directors effective December 19, 2007.

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On November 7, 2007, as a condition to closing our Series A Preferred Stock, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share.  SCO Capital Partners LLC currently has two designees serving on our Board of Directors.  In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

On November 7, 2007, as a condition to closing our Series A Preferred Stock, we entered into an Investor Rights Agreement with each of the investors purchasing shares of Series A Preferred Stock, and our Board of Directors approved with respect to the shareholder rights plan any action necessary under our shareholder rights plan to accommodate the issuance of the Series A Preferred Stock and warrants without triggering the applicability of the shareholder rights plan.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

On August 27, 2007, we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market Access’ product MuGard in Europe.

On August 1, 2007, we announced that Esteban Cvitkovic, a member of our board of directors as Vice Chairman Europe, agreed to an expanded role as Senior Director, Oncology Clinical R&D.

On April 26, 2007, we entered into a Note Purchase Agreement with Somanta Pharmaceuticals, Inc. in order for Access to loan Somanta amounts to keep certain of their licenses and vendors current. As of December 31, 2007 we had loaned Somanta $931,000.

All shares and per share information reflect a one for five reverse stock split effected June 5, 2006.

Access was incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 Access changed its name to Chemex Pharmaceuticals, Inc. Access changed its state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 Access merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed its name to Access Pharmaceuticals, Inc. Access’ principal executive office is located at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207; Access’ telephone number is (214) 905-5100.

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

Two U.S. patent applications and two European patent applications are under review for our mucoadhesive liquid technology. Our patent applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis.

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

We have two patented Cobalamin-mediated targeted therapeutic technologies:

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

We also have intellectual property in connection with the use of another B vitamin, folic acid, for targeting of polymer therapeutics. Enhanced tumor delivery is achieved by targeting folate receptors, which are upregulated in certain tumor types. We have two U.S, and two European patent applications related to folate polymer therapeutics

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac™ in 2021,
•	Phenylbutyrate between 2011 and 2016,
•	Angiolix® in 2015,
•	Alchemix® in 2015,
•	Cobalamin mediated technology between 2008 and 2019

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

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, or ICH, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase 1 the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as cancer and HIV, as preliminary evidence of efficacy in humans. Phase 2 involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase 2, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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

The following companies are working on therapies and formulations that may be competitive with Access’ polymer platinate:

•     Antigenics and Regulon are developing liposomal platinum formulations;
•     Spectrum Pharmaceuticals and GPC Biotech are developing oral platinum formulations;
•     Poniard Pharmaceuticals is developing both i.v. and oral platinum formulations;
•     Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
•	American Pharmaceutical Partners, Cell Therapeutics, Daiichi, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems.

Companies working on therapies and formulations that may be competitive with Access’ vitamin mediated drug delivery system are Bristol-Myers Squibb, Centocor (acquired by Johnson & Johnson), Endocyte, GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

Amgen, Carrington Laboratories, CuraGen Corporation, Cytogen Corporation, Endo Pharmaceuticals, MGI Pharma, Nuvelo, Inc. and OSI Pharmaceuticals are developing products to treat mucositis that may compete with Access’ mucoadhesive liquid technology.

BioDelivery Sciences International, Biovail Corporation, Cellgate, CIMA Labs, Inc., Cytogen Corporation, Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel Technologies, Nobex and Xenoport are developing products which compete with Access’ oral drug delivery system.

Companies working on therapies and formulations that may be competitive with Access’ Sodium Phenylbutyrate are Medicis Pharmaceuticals which currently sells Sodium Phenylbutyrate (Buphenyl®) for the treatment of a urea cycle disorder, hyperuremia. We are aware of numerous products in development for brain cancers. We are aware of several products being developed by academic and commercial organizations targeting glioblastoma.

We are targeting a propriety gene product which is expressed by cancerous tumors. We are not aware of any other organization developing similar products targeting this type of protein.

Companies working on therapies and formulations that may be competitive with Access’ Prodrax are Novocea, Inc., which has exclusively licensed from KuDOS Pharmaceuticals, a subsidiary of Astra Zeneca, a small molecule prodrug that is selectively activated by low oxygen tumors that is similar to our Prodrax, and Novocea is developing this small molecule prodrug in a similar fashion to Prodrax.

We are not aware of any other organization developing a drug similar to Alchemix. Several groups are developing agents against p-glycoprotein, which is only one of the identified mechanisms of drug resistance within cells, and other groups are developing agents that have the potential to become chemosensitisers, which means they will make cancer cells more sensitive to the effects of chemotherapy.

Many of these competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, Access’ competitors may successfully develop technologies and drugs that are more effective or less costly than any that Access is developing or which would render Access’ technology and future products obsolete and noncompetitive.

In addition, some of Access’ competitors have greater experience than Access does in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, Access’ competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than Access does. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from Access’ research and development efforts or from its joint efforts with collaborative partners therefore may not be commercially competitive with its competitors' existing products or products under development.

Employees

As of March 31, 2008, we had ten full time employees, five of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our web site, www.accesspharma.com, our annual reports on Form 10-K and Form 10-KSB, as applicable, and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available through the SEC’s website at www.sec.gov certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. The public may read and copy materials we file with the Commission at the SEC’s Public Reading Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operation of the Public Reading Room by calling the Commission at 1-800-SEC-0330. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access Pharmaceuticals, Inc., 2600 Stemmons Freeway, Suite 176, Dallas, TX 75207 attn: Investor Relations.

RISK FACTORS

Without obtaining adequate capital funding, Access may not be able to continue as a going concern.

The report of Access’ independent registered public accounting firm for the fiscal year ended December 31, 2007 contained a fourth explanatory paragraph to reflect its significant doubt about Access’ ability to continue as a going concern as a result of Access’ history of losses and Access’ liquidity position. If Access is unable to obtain adequate capital funding in the future, Access may not be able to continue as a going concern, which would have an adverse effect on Access’ business and operations, and investors’ investment in Access may decline.

Access has experienced a history of losses, Access expects to incur future losses and Access may be unable to obtain necessary additional capital to fund operations in the future.

Access has recorded minimal revenue to date and has incurred an accumulated deficit of approximately $114.3 million through December 31, 2007. Net losses for the years ended 2007 and 2006 were $36.7 million and $12.9 million, respectively. Access’ losses have resulted principally from costs incurred in research and development activities related to Access’ efforts to develop clinical drug candidates and from the associated administrative costs. Access expects to incur additional operating losses over the next several years. Access also expects cumulative losses to increase if Access expands research and development efforts and preclinical and clinical trials. Access’ net cash burn rate for the year ended December 31, 2007 was approximately $475,000 per month. Access projects its net cash burn rate from operations for the next 15 months to be approximately $450,000 per month. Capital expenditures are forecasted to be minor for the next 15 months.

Access requires substantial capital for its development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend its intellectual property rights. Access believes that its existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund its currently expected operating expenses and capital requirements into the second quarter of 2009. Access will need to raise substantial additional capital to support its ongoing operations.

If Access does raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to Access through additional equity offerings, Access may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require Access to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that Access would not otherwise issue or relinquish in order to continue independent operations.

Access has issued and outstanding shares of Series A Preferred Stock with rights and preferences superior to those of its common stock.

The issued and outstanding shares of Series A Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock.  Should Access issue additional shares of common stock for a price below $3.00 per share, the conversion price of the Series A Preferred Stock shall be lowered to the lowest issue price below $3.00 per share which will have the effect of diluting the holders of our common stock.

Access does not have operating revenue and it may never attain profitability.

To date, Access has funded its operations primarily through private sales of common stock, preferred stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for its operations. Its ability to achieve significant revenue or profitability depends upon its ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for Access’ drug candidates and to manufacture and commercialize the resulting drugs. Access sold its only revenue producing assets to Uluru, Inc. in October 2005. Access is not expecting any revenues in the short-term from its other assets. Furthermore, Access may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if Access does identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, Access may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, its proposed operations are subject to all the risks inherent in the establishment of a new business enterprise.  In the next few years, its revenues may be limited to minimal product sales and royalties, any amounts that Access receives under strategic partnerships and research or drug development collaborations that Access may establish and, as a result, Access may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund its operations.

Although Access expects that the acquisition of Somanta will result in benefits to the combined company the combined company may not realize those benefits because of integration and other challenges.

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

Access may not successfully commercialize its drug candidates.

Access’ drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and its failure to develop safe commercially viable drugs would severely limit its ability to become profitable or to achieve significant revenues. Access may be unable to successfully commercialize Access’ drug candidates because:

•	some or all of its drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
•	its drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;
•	it may be difficult to manufacture or market its drug candidates on a large scale;
•	proprietary rights of third parties may preclude it from marketing its drug candidates; and
•	third parties may market superior or equivalent drugs.

The success of Access’ research and development activities, upon which Access primarily focuses, is uncertain.

Access’ primary focus is on its research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow Access’ research and development effort and Access’ business could ultimately suffer. Access anticipates that it will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

Access may be unable to successfully develop, market, or commercialize its products or its product candidates without establishing new relationships and maintaining current relationships.

Access’ strategy for the research, development and commercialization of its potential pharmaceutical products may require it to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to its existing relationships with other parties. Specifically, Access may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or Access may choose to pursue the commercialization of such products on its own. Access may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as Access may deem necessary to develop, commercialize and market Access’ potential pharmaceutical products on acceptable terms. Furthermore, if Access maintains and establishes arrangements or relationships with third parties, its business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

Access’ ability to successfully commercialize, and market Access’ product candidates could be limited if a number of these existing relationships were terminated.

Furthermore, its strategy with respect to its polymer platinate program is to enter into a licensing agreement with a pharmaceutical company pursuant to which the further costs of developing a product would be shared with its licensing partner. Although Access has had discussions with potential licensing partners with respect to its polymer platinate program, to date Access has not entered into any licensing arrangement. Access may be unable to execute its licensing strategy for polymer platinate.

Access may be unable to successfully manufacture its products and its product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for it to obtain and maintain.

Access has limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and Access may not be able to manufacture any new pharmaceutical products that Access may develop. As a result, Access has established, and in the future intends to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of its potential products are approved for commercialization. If Access is unable to contract for a sufficient supply of its potential pharmaceutical products on acceptable terms, its preclinical and human clinical testing schedule may be delayed, resulting in the delay of its clinical programs and submission of product candidates for regulatory approval, which could cause its business to suffer. Its business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute its finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products. Moreover, contract manufacturers that Access may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If Access is unable to obtain or retain third party manufacturing on commercially acceptable terms, Access may not be able to commercialize its products as planned. Its potential dependence upon third parties for the manufacture of its products may adversely affect its ability to generate profits or acceptable profit margins and its ability to develop and deliver such products on a timely and competitive basis.

ProLindac™ is manufactured by third parties for Access’ Phase 2 clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

Access is subject to extensive governmental regulation which increases its cost of doing business and may affect its ability to commercialize any new products that Access may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish its safety and efficacy. All of its drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of its drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of Access’ principal products is as follows:

•	A mucoadhesive liquid technology product, MuGard™, has received marketing approval by the FDA.
•	ProLindac™ is currently in a Phase 2 trial in Europe.
•	ProLindac™ has been approved for an additional Phase 1 trial in the US by the FDA.
•	Phenylbutrate is in planning stage for a Phase 2 trial in the United States.
•	Cobalamin™ mediated delivery technology is currently in the pre-clinical phase.
•	Angiolix® is currently in the pre-clinical phase.
•	Prodrax® is currently in the pre-clinical phase.
•	Alchemix® is currently in the pre-clinical phase.
•	Access also has other products in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, Access cannot assure you when Access, independently or with its collaborative partners, might submit a NDA, for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of Access’ potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon its activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect Access’ marketing as well as its ability to generate significant revenues from commercial sales. Access’ drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if Access obtains initial regulatory approvals for its drug candidates, Access’ drugs and its manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect Access’ ability to successfully commercialize new products.

Before Access can obtain regulatory approvals for the commercial sale of any of its potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans.  Preclinical or clinical trials of any of its future drug candidates may not demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead it to terminate its efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, polymer platinate has taken longer to progress through clinical trials than originally planned. This extra time has not been related to concerns of the formulations but rather due to the lengthy regulatory process. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of Access’ drug candidates could prevent Access from successfully commercializing such candidates and Access could incur substantial additional expenses in its attempts to further develop such candidates and obtain future regulatory approval.

Access may incur substantial product liability expenses due to the use or misuse of its products for which Access may be unable to obtain insurance coverage.

Access’ business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to its drug candidates, if any, that receive regulatory approval for commercial sale and Access may face substantial liability for damages in the event of adverse side effects or product defects identified with any of its products that are used in clinical tests or marketed to the public. Access generally procures product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, Access may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. Access may be unable to satisfy any claims for which Access may be held liable as a result of the use or misuse of products which Access has developed, manufactured or sold and any such product liability claim could adversely affect its business, operating results or financial condition.

Access may incur significant liabilities if it fails to comply with stringent environmental regulations or if Access did not comply with these regulations in the past.

Access’ research and development processes involve the controlled use of hazardous materials. Access is subject to a variety of federal, state and local governmental laws and regulations related to the use, manufacture, storage, handling and disposal of such material and certain waste products. Although Access believes that its activities and its safety procedures for storing, using, handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, Access could be held liable for any damages that result and any such liability could exceed its resources.

Intense competition may limit Access’ ability to successfully develop and market commercial products.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Access’ competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.

The following products may compete with polymer platinate:

  •      Cisplatin, marketed by Bristol-Myers Squibb, the originator of the drug, and several generic manufacturers;
  •      Carboplatin, marketed by Bristol-Myers Squibb in the US; and
  •      Oxaliplatin, marketed exclusively by Sanofi-Aventis.

The following companies are working on therapies and formulations that may be competitive with Access’ polymer platinate:

  •     Antigenics and Regulon are developing liposomal platinum formulations;
  •     Spectrum Pharmaceuticals and GPC Biotech are developing oral platinum formulations;
  •     Poniard Pharmaceuticals is developing both i.v. and oral platinum formulations;
  •     Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
• American Pharmaceutical Partners, Cell Therapeutics, Daiichi, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems

Companies working on therapies and formulations that may be competitive with Access’ vitamin mediated drug delivery system are Bristol-Myers Squibb, Centocor (acquired by Johnson & Johnson), Endocyte, GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

Amgen, Carrington Laboratories, CuraGen Corporation, Cytogen Corporation, Endo Pharmaceuticals, MGI Pharma, Nuvelo, Inc. and OSI Pharmaceuticals are developing products to treat mucositis that may compete with Access’ mucoadhesive liquid technology.

BioDelivery Sciences International, Biovail Corporation, Cellgate, CIMA Labs, Inc., Cytogen Corporation, Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel Technologies, Nobex and Xenoport are developing products which compete with Access’ oral drug delivery system.

Companies working on therapies and formulations that may be competitive with Access’ Sodium Phenylbutyrate are Medicis Pharmaceuticals currently sells Sodium Phenylbutyrate (Buphenyl ®) for the treatment of a urea cycle disorder, hyperuremia. We are aware of numerous products in development for brain cancers. We are aware of several products being developed by academic and commercial organizations targeting glioblastoma.

We are targeting a propriety gene product which is expressed by cancerous tumors. We are not aware of any other organization developing similar products targeting this type of protein.

Companies working on therapies and formulations that may be competitive with Access’ Prodrax are Novocea, Inc., which has exclusively licensed from KuDOS Pharmaceuticals, a subsidiary of Astra Zeneca, a small molecule prodrug that is selectively activated by low oxygen tumors that is similar to our Prodrax, and Novocea is developing this small molecule prodrug in a similar fashion to Prodrax.

We are not aware of any other organization developing a drug similar to Alchemix. Several groups are developing agents against p-glycoprotein, which is only one of the identified mechanisms of drug resistance within cells, and other groups are developing agents that have the potential to become chemosensitisers, which means they will make cancer cells more sensitive to the effects of chemotherapy.

Many of these competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, Access’ competitors may successfully develop technologies and drugs that are more effective or less costly than any that Access is developing or which would render Access’ technology and future products obsolete and noncompetitive.

In addition, some of Access’ competitors have greater experience than Access does in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, Access’ competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than Access does. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from Access’ research and development efforts or from its joint efforts with collaborative partners therefore may not be commercially competitive with its competitors' existing products or products under development.

Access depends on licenses from third parties and the maintenance of its licenses are necessary for its success.

Access, as a result of its acquisition of Somanta Pharmaceuticals, Inc., has obtained rights to some product candidates through license agreements with various third party licensors as follows:

•	Exclusive Patent and Know-how Sub-license Agreement between Somanta and Immunodex, Inc. dated August 18, 2005, as amended;

•	Patent and Know-how Assignment and License Agreement between Somanta and De Montfort University dated March 20, 2003;

•	Patent and Know-how Assignment and License Option Agreement between Somanta and The School of Pharmacy, University of London dated March 16, 2004, as amended on September 21, 2005; and

•	The Phenylbutyrate Co-Development and Sublicense Agreement between Somanta and Virium Pharmaceuticals, Inc. dated February 16, 2005, as amended.

Access is dependent upon these licenses for its rights to develop and commercialize its product candidates. While Access believes it is in compliance with its obligations under the licenses, certain licenses may be terminated or converted to non-exclusive licenses by the licensor if Access breaches the terms of the license. Access cannot guarantee you that the licenses will not be terminated or converted in the future.

While Access expects that it will be able to continue to identify licensable product candidates or research suitable for licensing and commercialization by it, there can be no assurance that this will occur. For example, Access is in discussions with the National Institutes of Health to obtain licenses to certain patents held by them that will be necessary for the manufacture of its product candidate Angiolix. Unless Access obtains licenses on terms that are acceptable to it, Access may not be able to manufacture and obtain product registrations on Angiolix.  On December 5, 2006, NIH provided Access with proposed terms for a non-exclusive license. Access is in discussion with NIH on those proposed terms and conditions. On May 15, 2007, NIH terminated Access’ non-exclusive license application since it had not accepted the terms and had not executed the proposed license agreement.

Access’ ability to successfully develop and commercialize its drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of its drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. Limited reimbursement for the cost of any drugs that Access develops may reduce the demand for, or price of such drugs, which would hamper its ability to obtain collaborative partners to commercialize its drugs, or to obtain a sufficient financial return on its own manufacture and commercialization of any future drugs.

The market may not accept any pharmaceutical products that Access successfully develops.

The drugs that Access is attempting to develop may compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by it will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of its drug candidates, the potential advantage of its drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs that Access may develop independently or with its collaborative partners and if they do not, its business could suffer.

Trends toward managed health care and downward price pressures on medical products and services may limit its ability to profitably sell any drugs that Access may develop.

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

The cost containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform, could limit Access’ ability to profitably sell any drugs that Access may successfully develop. Moreover, any future legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement, may cause its business to suffer.

Access may not be successful in protecting its intellectual property and proprietary rights.

Access’ success depends, in part, on its ability to obtain U.S. and foreign patent protection for its drug candidates and processes, preserve its trade secrets and operate its business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. Access cannot assure you that any existing or future patents issued to, or licensed by, it will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although Access, together with its subsidiaries, are either the owner or licensee to 17 U.S. patents and to 9 U.S. patent applications now pending, and 5 European patents and 13 European patent applications, Access cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, it. Furthermore, any rights that Access may have under issued patents may not provide it with significant protection against competitive products or otherwise be commercially viable.

Access’ patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac™ in 2021,
•	Phenylbutyrate between 2011 and 2016,
•	Angiolix® in 2015,
•	Alchemix® in 2015,
•	Cobalamin mediated technology between 2008 and 2019

In addition to issued patents, Access has a number of pending patent applications. If issued, the patents underlying theses applications could extend the patent life of its technologies beyond the dates listed above.

Patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of Access’ drug candidates. If Access’ drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, Access’ development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, Access may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. Access cannot assure you that it will be able to obtain such licenses on acceptable terms, if at all. If Access becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of its legal position, and the potential damages that Access could be required to pay could be substantial.

Access’ business could suffer if Access loses the services of, or fail to attract, key personnel.

Access is highly dependent upon the efforts of its senior management and scientific team, including its President and Chief Executive Officer, Jeffrey B. Davis. The loss of the services of one or more of these individuals could delay or prevent the achievement of its research, development, marketing, or product commercialization objectives. While Access has employment agreements with Jeffrey B. Davis, David P. Nowotnik, PhD its Senior Vice President Research and Development, and Stephen B. Thompson, its Vice President and Chief Financial Officer, their employment may be terminated by them or Access at any time. Mr. Davis’, Dr. Nowotnik's and Mr. Thompson’s agreements expire within one year and are extendable each year on the anniversary date. Access does not have employment contracts with its other key personnel. Access does not maintain any "key-man" insurance policies on any of its key employees and Access does not intend to obtain such insurance. In addition, due to the specialized scientific nature of its business, Access is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. In view of the stage of its development and its research and development programs, Access has restricted its hiring to research scientists and a small administrative staff and Access has made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of Access’ activities, however, and Access may be unsuccessful in attracting and retaining these personnel.

An investment in Access’ common stock may be less attractive because it is not traded on a recognized public market.

Access’ common stock has traded on the OTC Bulletin Board, or OTCBB since June 5, 2006. From February 1, 2006 until June 5, 2006 Access traded on the “Pink Sheets” after its common stock was de-listed from trading on AMEX. The OTCBB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of its common stock.

Access’ common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell its common stock to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell Access’ common stock and purchasers of its common stock to sell their shares of Access’ common stock.

Additionally, Access’ common stock is subject to SEC regulations applicable to "penny stock." Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for Access’ common stock.  The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of Access’ common stock.

Ownership of Access’ shares is concentrated in the hands of a few investors which could limit the ability of Access’ other stockholders to influence the direction of the company.

As calculated by the SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), Lake End Capital LLC, Perceptive Life Sciences Master Fund Ltd and Midsummer Investment, Ltd. each beneficially owned approximately 69.8%, 31.7%, 21.7%, 15.1% and 11.8%, respectively, of Access’ common stock as of March 31, 2008. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of Access’ directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of Access’ other stockholders.

Access may be required to pay liquidated damages to certain investors if it does not maintain an effective registration statement relating to common stock issuable upon conversion of Series A Preferred stock or upon exercise of certain warrants.

Pursuant to issuing Series A Preferred Stock and warrants, Access entered into an Investor Rights Agreement with the purchasers of Series A Preferred Stock.  The Investor Rights Agreement requires, among other things, that Access maintain an effective registration statement for common stock issuable upon conversion of Series A Preferred Stock or upon exercise of certain warrants.  If Access fails to maintain such an effective registration statement it may be required to pay liquidated damages to the holders of such Series A Preferred Stock and warrants for the period of time in which an effective registration statement was not in place.

Provisions of Access’ charter documents could discourage an acquisition of our company that would benefit its stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of Access’ Certificate of Incorporation, By-laws and Stockholders Rights Plan may make it more difficult for a third party to acquire control of the Company, even if a change in control would benefit Access stockholders. In particular, shares of Access preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as Access’ Board of Directors may determine, including, for example, rights to convert into Access common stock. The rights of the holders of Access common stock will be subject to, and may be adversely affected by, the rights of the holders of any of Access’ preferred stock that may be issued in the future. The issuance of Access preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of Access. This could limit the price that certain investors might be willing to pay in the future for shares of Access common stock and discourage these investors from acquiring a majority of Access common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change Access’ management.

Substantial sales of Access common stock could lower its stock price.

The market price for Access common stock could drop as a result of sales of a large number of its presently outstanding shares or shares that Access may issue or be obligated to issue in the future. All of the 5,623,781 shares of Access common stock that are outstanding as of March 31, 2008, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

Failure to achieve and maintain effective internal controls could have a material adverse effect on Access’ business.

Effective internal controls are necessary for Access to provide reliable financial reports. If Access cannot provide reliable financial reports, Access’ operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

While Access continues to evaluate and improve its internal controls, Access cannot be certain that these measures will ensure that Access implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm its operating results or cause Access to fail to meet its reporting obligations.

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in Access’ reported financial information, which could have a material adverse effect on its stock price.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 5,623,781 shares of common stock outstanding as of March 31, 2008, 5,623,781 shares are, or will be, freely tradable without restriction, unless held by our “affiliates.” Some of these shares may be resold under Rule 144. The sale of the 11,666,195 shares issuable upon conversion of our preferred stock and 9,269,734 shares issuable upon exercise of outstanding warrants could also lower the market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Access maintains one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. Access has a lease agreement for the facility, which terminates in December 2008. Adjacent space may be available for expansion which Access believes would accommodate growth for the foreseeable future.

Access believes that its existing properties are suitable for the conduct of its business and adequate to meet its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Jeffrey B. Davis, 45 has been our Chief Executive Officer since December 26, 2007. Previously, Mr. Davis was Chairman of the Board, member of the Executive Committee and a Chairman of the Compensation Committee of the Board. Mr. Davis currently serves as President of SCO Financial Group LLC. Previously, Mr. Davis served in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of MacroChem Corporation, Uluru, Inc. and Virium Pharmaceuticals, Inc., a private biotechnology company.

David P. Nowotnik, Ph.D., 59, has been Senior Vice President Research and Development since January 2003 and had been Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Phillip S. Wise, 50, has been our Vice President Business Development since June 1, 2006. Mr. Wise was Vice President of Commercial and Business Development for Enhance Pharmaceuticals, Inc. and Ardent Pharmaceuticals, Inc. from 2000 until 2006. Prior to that time he was with Glaxo Wellcome, from 1990 to 2000 in various capacities.

Mr. Stephen B. Thompson, 54, has been Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ACCP since June 5, 2006. From February 1, 2006 until June 5, 2006 we traded on the “Pink Sheets” under the trading symbol AKCA. From March 30, 2000 until January 31, 2006 we traded on the American Stock Exchange, or AMEX, under the trading symbol AKC.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB, the Pink Sheets and AMEX for our common stock for fiscal years 2007 and 2006. The OTCBB and Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

All per share information reflect a one for five reverse stock split effected June 5, 2006.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2007
First quarter	$10.66	$2.50
Second quarter	6.75	4.30
Third quarter	5.16	2.10
Fourth quarter	4.48	2.10

Fiscal Year Ended December 31, 2006
First quarter	$2.65	$0.80
Second quarter	1.50	0.10
Third quarter	1.30	0.45
Fourth quarter	3.00	1.05

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

The number of record holders of Access common stock at March 31, 2008 was approximately 3,800. On March 28, 2008, the closing price for the common stock as quoted on the OTCBB was $1.49. There were 5,623,781 shares of common stock outstanding at March 31, 2008.

Recent Sales of Unregistered Securities

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.5 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 545,000 shares of our common stock, which includes placement agent warrants to purchase 90,883 shares of our common stock, at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,700,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On November 7, 2007, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share.  SCO Capital Partners LLC currently has two designees serving on our Board of Directors.  In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access. In addition, we entered into an Investor Rights Agreement with each of the investors purchasing shares of Series A Preferred Stock, and our Board of Directors approved with respect to the shareholder rights plan any action necessary under our shareholder rights plan to accommodate the issuance of the Series A Preferred Stock and warrants without triggering the applicability of the shareholder rights plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about shares of Common Stock outstanding and available for issuance under our existing equity compensation plans.

Number of securities
remaining available
for future issuance
	Number of Securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders
2005 Equity Incentive Plan	926,386	$1.59	717,328
1995 Stock Awards Plan	162,417	15.53	-
2001 Restricted Stock Plan	-	-	52,818

Equity compensation plans
not approved by security holders
2007 Special Stock Option Plan	100,000
Total	1,188,803	$3.60	1,120,146

The 2007 Special Stock Option Plan

The 2007 Special Stock Option Plan (the "Plan") was adopted by the Board in January 2007. The Plan is not intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan allows for the issuance of up to 450,000 options to acquire Access’ stock of which 100,000 have been issued. The purpose of the Plan is to encourage ownership of Common Stock by employees, consultants, advisors and directors of Access and its affiliates and to provide additional incentive for them to promote the success of Access’ business. The Plan provides for the grant of non-qualified stock options to employees (including officers, directors, advisors and consultants). The Plan will expire in January 2017, unless earlier terminated by the Board. The granted options in the Plan expire in March 12, 2010.

Issuer Purchases of Equity Securities

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Overview

Access Pharmaceuticals, Inc. (“Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing products based upon our nanopolymer chemistry technologies. We currently have one approved product, two products in Phase 2 clinical trials and five products in pre-clinical development.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of US$1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (“FDA”).

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. ProLindac is currently in a Phase 2 clinical trial being conducted in the EU in patients with ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

•
Pre-clinical development of Cobalamin™, our proprietary nanopolymer oral drug delivery technology based on the natural vitamin B12 uptake mechanism. We are currently developing a product for the oral delivery  of insulin.

•	Pre-clinical development of Angiolix®, a humanized monoclonal antibody which acts as an anti-angiogenesis factor and is targeted to cancer cells, notably breast, ovarian and colorectal cancers.
•	Pre-clinical development of Prodrax®, a non-toxic prodrug which is activated in the hypoxic zones of solid tumors to kill cancer cells.
•	Pre-clinical development of Alchemix®, a chemotherapeutic agent that combines multiple modes of action to overcome drug resistance.
•	Pre-clinical development of Cobalamin-mediated targeted delivery.
•	Phenylbutyrate (“PB”), an HDAC inhibitor and a differentiating agent, is a Phase 2 clinical candidate being developed in collaboration with Virium Pharmaceuticals.

Products

Access is using its drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access – U London	Synthetic polymer	Cancer	Phase 2
Phenylbutyrate (PB)	National Institute of Health	Small molecule	Cancer	Phase 2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Prodrax®	Univ London	Small molecule	Cancer	Pre-clinical
Alchemix®	DeMontford Univ	Small molecule	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” for description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

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

Recent Events

On February 12, 2008, the Board of Directors of the Company elected Steven H. Rouhandeh as director and Chairman of the Board effective as of March 4, 2008.

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.5 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 545,000 shares of our common stock, which includes placement agent warrants to purchase 90,883 shares of our common stock, at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,700,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On January 14, 2008, we announced the signing of a definitive licensing agreement under which RHEI Pharmaceuticals, Inc. will market and manufacture MuGard in the Peoples Republic of China and certain Southeast Asian countries. RHEI will also obtain the necessary regulatory approvals for MuGard in the territory.

On January 4, 2008, we closed our acquisition of Somanta Pharmaceuticals, Inc. In connection with the acquisition, Access issued an aggregate of approximately 1.5 million shares of Access Pharmaceuticals, Inc. common stock to the common and preferred shareholders of Somanta as consideration. In addition, Access exchanged all outstanding warrants of Somanta for warrants to purchase 191,991 shares of Access common stock at exercise prices ranging between $18.55 and $69.57 per share.

On December 26, 2007, Jeffrey B. Davis, Chairman of the Board of Directors was named Chief Executive Officer. Stephen R. Seiler resigned as President and Chief Executive Officer and concurrently resigned from the Board of Directors effective December 19, 2007.

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

On November 7, 2007, as a condition to closing our Series A Preferred Stock, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share.  SCO Capital Partners LLC currently has two designees serving on our Board of Directors.  In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

On November 7, 2007, as a condition to closing our Series A Preferred Stock, we entered into an Investor Rights Agreement with each of the investors purchasing shares of Series A Preferred Stock, and our Board of Directors approved with respect to the shareholder rights plan any action necessary under our shareholder rights plan to accommodate the issuance of the Series A Preferred Stock and warrants without triggering the applicability of the shareholder rights plan.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

On August 27, 2007, we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market Access’ product MuGard in Europe.

On August 1, 2007, we announced that Esteban Cvitkovic, a member of our board of directors as Vice Chairman Europe, agreed to an expanded role as Senior Director, Oncology Clinical R&D.

On April 26, 2007, we entered into a Note Purchase Agreement with Somanta Pharmaceuticals, Inc. in order for Access to loan Somanta amounts to keep certain of their licenses and vendors current. As of December 31, 2007 we had loaned Somanta $931,000.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Our licensing revenue for the year ended December 31, 2007 was $23,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We received a $1.0 million upfront licensing payment in August 2007 from SpePharm Holding, B.V. for marketing MuGard in Europe. We will recognize the upfront licensing fee over 14 ¾ years, the license term.

We have a sponsored research and development agreement. Our revenue from this agreement for the year ended December 31, 2007 was $34,000. We will recognize revenue over the term of the agreement as services are performed.

Total research spending for the year ended December 31, 2007 was $2,602,000, as compared to $2,053,000 2006, an increase of $549,000. The increase in expenses was primarily due to:

•	costs for product manufacturing for a new ProLindac clinical trial expected to start in mid 2008 ($230,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($225,000);
•	higher scientific consulting expenses ($179,000);
•	higher salary related expenses due to stock option expenses ($23,000); and
•	other net increases ($10,000).

The increase in research spending was partially offset by lower clinical development costs ($118,000). We incurred start-up costs for the clinical trial in early 2006.

Total general and administrative expenses were $4,076,000 for the year ended December 31, 2007, an increase of $1,263,000 over 2006 expenses of $2,813,000. The increase in spending was due primarily to the following:

•	higher salary related expenses due to stock option expenses ($785,000);
•	higher investor relations expenses ($476,000) due to our increased investor relations efforts;
•	higher franchise taxes ($48,000);
•	higher travel expenses ($39,000) due to business development activities; and
•	other net increases ($87,000).

The increase in general and administrative spending was partially offset by:

•	lower patent expenses ($43,000); and
•	lower professional fees ($129,000).

Depreciation and amortization was $279,000 for the year ended December 31, 2007 as compared to $309,000 for 2006 reflecting a decrease of $30,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the year ended December 31, 2007 were $6,957,000 as compared to total operating expenses of $5,175,000 for 2006, an increase of $1,782,000.

Interest and miscellaneous income was $125,000 for the year ended December 31, 2007 as compared to $294,000 for 2006, a decrease of $169,000. The decrease in interest income was due to accretion of the receivable due from Uluru that was recorded in 2006.

Interest and other expense was $3,514,000 for the year ended December 31, 2007 as compared to $7,436,000 in 2006, a decrease of $3,922,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2006.

Convertible notes payable of $10,015,000 and accrued interest of $1,090,000 were converted from debt and accrued interest payable into preferred stock on November 10, 2007. A conversion of portion of the debt and interest resulted in a loss on the extinguishment of debt of $11,628,000. The same transaction also resulted in a beneficial conversion feature that was recorded as preferred stock dividends of $14,648,000.

In 2006, there was an unrealized loss on fair value of warrants of $1,107,000 due to the warrants issued to SCO and affiliates. We changed our accounting for the warrants in the fourth quarter of 2006 and there are no unrealized losses or gains in 2007.

We recognized deferred revenues of $173,000 from discontinued operations in 2007.

Net loss allocable to common stockholders for the year ended December 31, 2007 was $36,652,000, or a $10.32 basic and diluted loss per common share, compared with a loss of $12,874,000, or a $3.65 basic and diluted loss per common share for the same period in 2006, an increased loss of $23,778,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Licensing fees provided minimal funding for operations during the year ended December 31, 2007. As of March 28, 2008, our cash and cash equivalents and short-term investments were $6,327,000 and our net cash burn rate for the year ended December 31, 2007 was approximately $575,000 per month. As of December 31, 2007 our working capital was $6,239,000. Our working capital at December 31, 2007 represented an increase of $12,021,000 as compared to our working capital deficit as of December 31, 2006 of $5,782,000. The increase in working capital at December 31, 2007 reflects the capital raised in the November private placement of $8,672,000, and approximately $10.0 million of debt and $1.1 million of accrued interest that was converted to equity, offset by operating expenses and $1.3 million in capitalized interest that was paid to a convertible noteholder.  As of December 31, 2007 we have one convertible note outstanding in the principle amount of $5.5 million which is due September 13, 2011.

As of March 31, 2008, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2007 of $114,324,000. We expect that our capital resources will be adequate to fund our current level of operations into the second quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of ProLindac™, MuGard™ and our other product candidates;

•	the ability to convert, repay or restructure our outstanding convertible notes and debentures;

•	the ability to integrate Somanta Pharmaceuticals, Inc. assets and programs with ours;

•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

•	continued scientific progress in our research and development programs;

•	the magnitude, scope and results of preclinical testing and clinical trials;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	the costs involved in conducting clinical trials;

•	competing technological developments;

•	the cost of manufacturing and scale-up;

•	the ability to establish and maintain effective commercialization arrangements and activities; and

•	successful regulatory filings.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2007	2006
Polymer Platinate (ProLindac™)	$2,563	$2,043	$22,217
Mucoadhesive Liquid Technology (MLT)	21	10	1,511
Others (2)	18	-	5,062
Total	$2,602	$2,053	$28,790

(1)	Cumulative spending from inception of the Company or project through December 31, 2007.
(2)	Includes: Vitamin Mediated Targeted Delivery, carbohydrate targeting, amlexanox cream and gel and other related projects.

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

Asset Impairment

Our intangible assets at December 31, 2007 consist primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test on at least an annual basis or when indications of impairment exist. At December 31, 2007, Management believes no impairment of our intangible assets exists.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Our consolidated financial statements for the years ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was approximately $1,048,000 and $284,000, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. There were no restricted stock awards granted in either 2006 or 2007 ..

Stock-based compensation expense recognized in the our Statement of Operations for the years ended December 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but  not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operations for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation under SFAS 123(R) in fiscal years 2007 and 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

Off-Balance Sheet Transactions

None

Contractual Obligations

The Company’s contractual obligations as of December 31, 2007 are set forth below.

	Payment Due by Period
	Total	Less Than 1 Year	1-4 Years
Long-Term Debt Obligations	$5,564,000	$64,000	$5,500,000
Interest	1,697,000	426,000	1,271,000
Lease Obligations	121,000	92,000	29,000
Total	$7,382,000	$582,000	$6,800,000

ITEM 8.  FINANCIAL STATEMENTS

Financial statements required by this Item are incorporated in this Form 10-K on pages F-1 through F-20. Reference is made to Item 15 of this Form -10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE

None

ITEM 9A.(T)  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
  CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
  EXCHANGE ACT

Directors and Reports of Beneficial Ownership.  The information required by this item with respect to directors (including with respect to the audit committee of our Board of Directors) and reports of beneficial ownership will be contained in our definitive Proxy Statement ("Proxy Statement") for our 2008 Annual Meeting of Stockholders to be held on May 21, 2008 and is incorporated herein by reference. We will file the Proxy Statement with the Securities and Exchange Commission not later than April 29, 2008 (or will file an amendment to this Form 10-K to include such information). Information relating to our executive officers is contained in Part I of this report.

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

ITEM 15.  EXHIBITS

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

3.0	Articles of incorporation and bylaws
3.1	Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of our Form 8-B dated July 12, 1989, Commission File Number 9-9134)
3.2           Certificate of Amendment of Certificate of Incorporation filed August 21, 1992
3.3	Certificate of Merger filed January 25, 1996. (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)
3.4
Certificate of Amendment of Certificate of Incorporation filed January 25, 1996. (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

3.5	Certificate of Amendment of Certificate of Incorporation filed July 18, 1996. (Incorporated by reference to Exhibit 3.8 of our Form 10-K for the year ended December 31, 1996)
3.6	Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998
3.7	Certificate of Amendment of Certificate of Incorporation filed July 31, 2000. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended March 31, 2001)
3.8
Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.h of our Registration Statement on Form S-8, dated December 14, 2001, Commission File No. 333-75136)

3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)
3.10	Certificate of Designation of Series A Cumulative Convertible Preferred Stock filed November 9, 2007
10.1*	1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031
10.2*	Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31, 2001)
10.3	Lease Agreement between Pollock Realty Corporation and us dated July 25, 1996 (Incorporated by reference to Exhibit 10.19 of our Form 10-Q for the quarter ended September 30, 1996)
10.4
Platinate HPMA Copolymer Royalty Agreement between The School of Pharmacy, University of London and the Company dated November 19, 1996 (Incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 1996)

10.5*	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.19 of our Form 10-K for the year ended December 31, 1999)
10.6*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10K for the year ended December 31, 1999)
10.7	Form of Convertible Note (Incorporated by reference to Exhibit 10.24 of our Form 10-Q for the quarter ended September 30, 2000)
10.8
Rights Agreement, dated as of October 31, 2001 between the us and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated October 19, 2001)

10.9	Amendment to Rights Agreement, dated as of February 16, 2006 between us and American Stock Transfer & Trust Company, as Rights Agent (2)
10.10	Amendment to Rights Agreement, dated as of November 9, 2007 between us and American Stock Transfer & Trust Company as Rights Agent
10.11*	2001 Restricted Stock Plan (Incorporated by reference to Appendix A of our Proxy Statement filed on April 16, 2001)
10.12*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005 (2)
10.13*	Employment Agreement, dated as of June 1, 2005 by and between us and Stephen B. Thompson (1)
10.14       Asset Sale Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.15	Amendment to Asset Sale Agreement, dated as of December 8, 2006, between us and Uluru, Inc. (3)
10.16       License Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.17	Form of Warrant, dated February 16, 2006, issued by us to certain Purchasers (2)
10.18	Form of Warrant, dated October 24, 2006, issued by us to certain Purchasers (3)
10.19	Form of Warrant, December 6, 2006, issued by us to certain Purchasers (3)
10.20*	2007 Special Stock Option Plan and Agreement, dated January 4, 2007, by and between us and Stephen R. Seiler, President and Chief Executive Officer (4)
10.21	Note Purchase Agreement dated April 26, 2007 between us and Somanta Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.42 of our Form 10-Q for the quarter ended June 30, 2007)
10.22	Preferred Stock and Warrant Purchase Agreement, dated November 7, 2007, between us and certain Purchasers (5)
10.23	Investor Rights Agreement, dated November 10, 2007, between us and certain Purchasers (5)
10.24	Form of Warrant Agreement dated November 10, 2007, between us and certain Purchasers (5)
10.25	Board Designation Agreement, dated November 15, 2007, between us and SCO Capital Partners LLC (5)
10.26	Amendment and Restated Purchase Agreement, dated February 4, 2008 between us and certain Purchasers (5)
10.27	Amended and Restated Investor Rights Agreement, dated February 4, 2008 between us and certain Purchasers (5)
10.28*	Employment Agreement, dated January 4, 2008 between us and Jeffrey B. Davis (5)
21	Subsidiaries of the registrant
23.1       Consent of Whitley Penn LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	[Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15(c) of the report.]

(1)	Incorporated by reference to our Form 10-K for the year ended December 31, 2005.
(2)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2006.
(3)	Incorporated by reference to our Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2007.
(5)	Incorporated by reference to our Form S-1, 333-149633.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date     March 31, 2008                                                              By: /s/ Jeffrey B. Davis
    Jeffrey B. Davis
    Chief Executive Officer
    Principal Executive Officer

Date     March 31, 2008                                                              By: /s/ Stephen B. Thompson
    Stephen B. Thompson
    Vice President, Chief Financial
    Officer and Treasurer
    Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date            March 31, 2008                                                                By: /s/ Mark J. Ahn
     Mark J. Ahn, Director

Date            March 31, 2008                                                                By: /s/ Mark J. Alvino
    Mark J. Alvino, Director

Date            March 31, 2008                                                                By: /s/ Esteban Cvitkovic
    Esteban Cvitkovic, Director

Date            March 31, 2008                                                                By: /s/ Jeffrey B. Davis
    Jeffrey B. Davis, Director,
    Chief Executive Officer

Date            March 31, 2008                                                                By: /s/ Stephen B. Howell
    Stephen B. Howell, Director

Date     March 31, 2008                                                               By:  /s/ David P. Luci
    David P. Luci, Director

Date            March 31, 2008                                                                By: /s/ Rosemary Mazanet
    Rosemary Mazanet, Director

Date            March 31, 2008                                                                By:
    John J. Meakem, Jr., Director

Date            March 31, 2008                                                                By: /s/ Steven H. Rouhandeh
    Steven H. Rouhandeh, Chairman of
    the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Access Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and Subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position Access Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, negative cash flows from operating activities and an accumulated deficit. Management’s plans in regard to these matters are also described in Note 2. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 31, 2008

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2007	December 31, 2006
Current assets Cash and cash equivalents Short term investments, at cost Receivables Receivables due from Somanta Pharmaceuticals Prepaid expenses and other current assets	$159,000 6,762,000 35,000 931,000 410,000	$1,194,000 3,195,000 359,000 - 283,000
Total current assets	8,297,000	5,031,000

Property and equipment, net	130,000	212,000

Debt issuance costs, net	-	158,000

Patents, net	710,000	878,000

Licenses, net	-	25,000

Other assets	12,000	122,000
Total assets	$9,149,000	$6,426,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and accrued expenses
  Accrued interest payable
  Current portion of deferred revenue
  Current portion long-term debt, net of discount $0 at December 31, 2007 and $2,062,000 at December 31, 2006
$1,796,000 130,000 68,000 64,000	$1,226,000 581,000 173,000 8,833,000
Total current liabilities	2,058,000	10,813,000

Long-term deferred revenue	910,000
Long-term debt	5,500,000	5,500,000

Total liabilities	8,468,000	16,313,000
Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock - $.01 par value; authorized 2,000,000 shares;
     3,227.3617 issued at December 31, 2007; none issued at
     December 31, 2006
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 3,585,458 at December 31, 2007; issued 3,535,108
      at December 31, 2006
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit
- 36,000 116,018,000 (1,045,000) (4,000) (114,324,000)	- 35,000 68,799,000 (1,045,000) (4,000) (77,672,000)
Total stockholders' equity (deficit)	681,000	(9,887,000)

Total liabilities and stockholders' equity (deficit)	$9,149,000	$6,426,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006
Revenues
License revenues	$23,000	$-
Sponsored research and development	34,000	-
Total revenues	57,000	-

Expenses
Research and development	2,602,000	2,053,000
General and administrative	4,076,000	2,813,000
Depreciation and amortization	279,000	309,000
Total expenses	6,957,000	5,175,000

Loss from operations	(6,900,000)	(5,175,000)

Interest and miscellaneous income	125,000	294,000
Interest and other expense	(3,514,000)	(7,436,000)
Loss on extinguishment of debt	(11,628,000)	-
Unrealized loss on fair value of warrants and beneficial conversion feature	-	(1,107,000)
	(15,017,000)	(8,249,000)
Loss before discontinued operations and before tax benefit	(21,917,000)	(13,424,000)
Income tax benefit	61,000	173,000
Loss from continuing operations	(21,856,000)	(13,251,000)

Less preferred stock dividends	(14,908,000)	-
Loss from continuing operations allocable to common stockholders	(36,764,000)	(13,251,000)

Discontinued operations, net of taxes of $61,000 in 2007 and $173,000 in 2006	112,000	377,000
Net loss allocable to common stockholders	$(36,652,000)	$(12,874,000)

Basic and diluted loss per common share
Loss from continuing operations allocable to common stockholders	$(10.35)	$(3.76)
Discontinued operations	0.03	0.11
Net loss allocable to common stockholders	$(10.32)	$(3.65)

Weighted average basic and diluted common shares outstanding	3,552,006	3,531,934

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock		Preferred Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Shares	Amount	Shares	Amount

Balance, December 31, 2005	3,528,000	$35,000	-	$-	$62,942,000	$(1,045,000)	$(4,000)	$(66,165,000)
Common stock issued for compensation	7,000	-	-	-	77,000	-	-	-
Warrants issued	-	-	-	-	100,000	-	-	-
Stock option compensation expense	-	-	-	-	248,000	-	-	-
Issuance of convertible debt with warrants	-	-	-	-	5,432,000	-	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	1,367,000
Net loss	-	-	-	-	-	-	-	(12,874,000)
Balance, December 31, 2006	3,535,000	35,000	-	-	68,799,000	(1,045,000)	(4,000)	(77,672,000)

Common stock issued for services	19,000	-	-	-	83,000	-	-	-
Options exercised	31,000	1,000	-	-	35,000	-	-	-
Stock option compensation expense	-	-	-	-	1,048,000	-	-	-
Preferred stock issuances	-	-	954.0001	-	5,560,000	-	-	-
Warrants issued with preferred stock	-	-	-	-	3,980,000	-	-	-
Costs of stock issuances					(868,000)	-	-	-
Beneficial conversion Feature	-	-	-	-	14,648,000	-	-	-
Preferred stock dividend beneficial conversion feature	-	-	-	-	-	-	-	(14,648,000)
Conversion of convertible debt into preferred stock	-	-	2,273.3616	-	6,472,000	-	-	-
Warrants issued with preferred stock	-	-	-	-	4,633,000	-	-	-
Loss on extinguishment of debt – preferred stock	-	-	-	-	6,777,000	-	-	-
Loss on extinguishment of debt – warrants	-	-	-	-	4,851,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(260,000)
Net loss	-	-	-	-	-	-	-	(21,744,000)
Balance, December 31, 2007	3,585,000	$36,000	3,227.3617	$-	$116,018,000	$(1,045,000)	$(4,000)	$(114,324,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(21,744,000)	$(12,874,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Unrealized loss	-	1,107,000
Loss on extinguishment of debt	11,628,000	-
Stock option expense	1,048,000	248,000
Stock issued for compensation/services	83,000	77,000
Depreciation and amortization	279,000	309,000
Amortization of debt costs and discounts	2,316,000	6,749,000
Loss (gain) on sale of assets	2,000	(550,000)
Change in operating assets and liabilities:
Receivables	(607,000)	4,129,000
Prepaid expenses and other current assets	(127,000)	14,000
Other assets	14,000	127,000
Accounts payable and accrued expenses	310,000	(1,657,000)
Accrued interest payable	1,150,000	363,000
Deferred revenues	805,000	-
Net cash used in operating activities	4,843,000	(1,958,000)

Cash flows from investing activities:
Capital expenditures	(18,000)	(3,000)
Proceeds from sale of equipment	13,000	-
Proceeds from sale of oral/topical care assets	-	550,000
Purchases of short-term investments
and certificates of deposit, net	(3,567,000)	(3,070,000)
Net cash used in investing activities	(3,572,000)	(2,523,000)

Cash flows from financing activities:
Payments of notes payable	(1,327,000)	(106,000)
Proceeds from secured convertible notes payable	-	5,432,000
Exercise of stock options	35,000	-
Proceeds from preferred stock issuances, net of costs	8,672,000	-
Net cash provided by financing activities	7,380,000	5,326,000

Net increase (decrease) in cash and cash equivalents	(1,035,000)	845,000
Cash and cash equivalents at beginning of year	1,194,000	349,000
Cash and cash equivalents at end of year	$159,000	$1,194,000

Cash paid for interest	$34,000	$315,000

Supplemental disclosure of noncash transactions
Common stock issued for SEDA and
Debt issuance costs	-	568,000
Accrued interest capitalized	511,000	433,000
Warrants issued per professional agreement
of consulting services	-	100,000
Cumulative change of accounting principle	-	1,367,000
Issuance of convertible debt with warrants	-	5,432,000
Preferred stock dividends	260,000	-
Debt exchanged for preferred stock	10,015,000	-
Accrued interest exchanged for preferred stock	1,090,000	-

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2007

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
Two years ended December 31, 2007

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

Loss Per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the periods. Anti-dilutive common stock equivalents of 20,623,072 and 12,548,342 were excluded from the loss per share computation for 2007 and 2006, respectively.

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

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible assets consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets Patents Licenses Total	$1,680 500 $ 2,180	$970 500 $1,470	$1,680 500 $ 2,180	$802 475 $ 1,277

Amortization expense related to intangible assets totaled $193,000 and $218,000 for the years ended December 31, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2007 is as follows (in thousands):

2008	$168
2009	168
2010	168
2011	168
Thereafter	38

Total	$710

Revenues

We recognize revenue, licensing and research and development revenues, over the period of the performance obligation under our agreements.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Our consolidated financial statements for the years ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was approximately $1,048,000 and $248,000 for the year ended December 31, 2006.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for stock option grants was recognized because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. There were no restricted stock awards granted in 2007 or 2006 and therefore no stock compensation expense is recognized in 2007 or 2006.

We use the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2007 and 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During 2007 and 2006, 230,000 stock options and 753,872 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2007 and 2006 are:

	2007	2006
Expected volatility assumption was based upon a combination of historical stock price volatility measured on a twice a month basis and is a reasonable indicator of expected volatility.	136%	127%
Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options.	4.65%	4.85%
Dividend yield assumption is based on our history and expectation of dividend payments.	None	None
Estimated expected term (average of number years) is based on employee exercise behavior.	5.7 years	1.6 years

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

At December 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $197,000. The period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumptions are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

Our Employee Stock Option Plans have been deemed compensatory in accordance with SFAS 123(R). Stock-based compensation relating to this plan was computed using the Black-Scholes model option-pricing formula with interest rates, volatility and dividend assumptions as of the respective grant dates of the purchase rights provided to employees under the plan. The weighted-average fair value of options existing under all plans during 2007 was $2.65.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the year ended December 31, 2007 and 2006 which was allocated as follows (in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006
Research and development	$91	$68
General and administrative	957	180
Stock-based compensation expense included in operating expense	1,048	248

Total stock-based compensation expense	1,048	248
Tax benefit	-	-
Stock-based compensation expense, net of tax	$1,048	$248

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company is a going concern. The Company incurred a net loss in the years ended December 31, 2007 and 2006. As described in Note 13, the Company has issued convertible preferred stock in February 2008 and entered into a license in January 2008.

Management believes that these additional funds should cover the Company’s expected burn rate into the second quarter of 2009. The Company will require additional funds to fund operations. These funds are expected to come from the future sales of equity and/or license agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stephen B. Howell, M.D., a Director, receives payments for consulting services and reimbursement of direct expenses. Dr. Howell’s payments for consulting services and expense reimbursements are as follows:

Year	Consulting Fees	Expense Reimbursement
2007	$70,000	$2,000
2006	69,000	5,000

Dr. Esteban Cvitkovic, a Director, also serves as a consultant as Senior Director, Oncology Clinical Research & Development to us since August 2007. Dr. Cvitkovic receives payments for consulting expenses, office expenses  and reimbursement of direct expenses. Dr. Cvitkovic also received options to purchase 25,000 shares of our Common Stock at $4.35 per share with 12,500 options immediately in August 2007 and 12,500 options will vest in March 2008 based on the completion of certain defined tasks. Dr. Cvitkovic’s payments for consulting services and expense reimbursements are as follows:

Year	Consulting Fee	Office Expenses	Office Reimbursement	Fair Value of Options
2007	$153,000	$15,000	$12,000	$99,000

Dr. Rosemary Mazanet, a Director, receives payments for consulting services and reimbursement of direct expenses. Dr. Mazanet’s payments for consulting services and expense reimbursements are as follows:

Year	Consulting Fees	Expense Reimbursement
2007	$29,000	$	$ 13,000

In the event SCO Capital Partners LLC (“SCO”) and its affiliates were to convert all of their shares of Series A Preferred Stock and exercise all of their warrants, they would own approximately 69.8% of the voting securities of Access. During 2007 SCO and affiliates were paid $240,000 in placement agent fees relating to the issuance of preferred stock and 100,000 warrants to purchase our common stock, valued at $250,000. SCO and affiliates also were paid $150,000 in investor relations fees in 2007. During 2006 SCO and affiliates were paid $415,000 in fees relating to the issuance of convertible notes and were paid $131,000 in investor relations fees.

See Note 9 for a discussion of our Restricted Stock Purchase Program.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2007	2006
Laboratory equipment	$824,000	$1,090,000
Laboratory and building improvements	58,000	167,000
Furniture and equipment	40,000	134,000
	922,000	1,391,000
Less accumulated depreciation and amortization	792,000	1,179,000
Net property and equipment	$130,000	$212,000

Depreciation and amortization on property and equipment was $86,000  and $91,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in 2007 and $15,000 in 2006) and to have the amount of such reduction contributed to the 401(k) Plan. We have a 401(k) matching program whereby we contribute for each dollar a participant contributes a like amount, with a maximum contribution of 4% of a participant’s earnings in 2007 and 2% of a participant’s earnings in 2006. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 62 investment options. Company contributions under the 401(k) Plan were approximately $50,000 in 2007 and $11,000 in 2006.

NOTE 6 – DEBT

$5,500,000 due on September 13, 2011. The note bears interest at 7.7% per annum with $423,500 of interest due annually on September 13th. This investor amended this note’s due date until 2011 and delayed his interest payments which were due in 2005, 2006 and 2007 until September 13, 2008 or earlier if the Company raised more than $5.0 million in funds. The capitalized interest was $1,391,000 and interest on the capitalized interest was at 10%. We raised $9,540,000 in November 2007, and entered into an agreement with the investor to pay capitalized interest of $1,327,000 plus interest. At December 31, 2007 in addition to the note of $5,500,000 an additional $64,000 of capitalized interest was due. Interest of $136,000 was due at December 31, 2007. This note has a fixed conversion price of $27.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates.

$4,015,000 due on November 16, 2007 and $6,000,000 due on November 15, 2007 exchanged for stock.
On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 6 – DEBT - Continued

As a condition to closing, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share.  SCO Capital Partners LLC currently has two designees serving on our Board of Directors.  In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

The conversion of debt into equity resulted in a loss on extinguishment of debt of $11,628,000. This represents the difference between the fair value of the equity interest granted, based on recent sales of identical equity instruments, and the carrying amount of the debt and interest settled.

$4,015,000 due on November 16, 2007. The investor’s notes were amended November 3, 2005 extending the term and adjusting the conversion price from $27.50 to $5.00 per common share. The amendment and modification resulted in us recording additional debt discount of $2.1 million, which was accreted to interest expense to the revised maturity date.

$6,000,000 due on November 15, 2007. The notes were sold in February 2006 in a private placement to a group of accredited investors led by SCO Capital Partners LLC and affiliates. We entered into a note and purchase agreement to which we sold and issued an aggregate of $5 million of 7.5% convertible notes due November 15, 2007 and warrants to purchase 3,863,634 shares of common stock of Access. Net proceeds to Access were $4.5 million.

On October 24, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due November 15, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000. On December 6, 2006, we entered into a note and warrant purchase agreement pursuant to which we sold and issued an aggregate of $500,000 of 7.5% convertible notes due November 15, 2007 and warrants to purchase 386,364 shares of common stock of Access. Net proceeds to Access were $450,000.

The Secured Convertible Notes included warrants and a conversion feature. Until September 30, 2006 we accounted for the warrants and conversion feature as liabilities and recorded at fair value. From the date of issuance to September 30, 2006, the fair value of these instruments increased resulting in a net unrealized loss of $1.1 million. On October 1, 2006, we adopted the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2), which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” Under previous guidance, the fair value of the warrant was recorded as a current liability in our balance sheet, due to a potential cash payment feature in the warrant. Access may be required to pay in cash, up to 2% per month, as defined, as liquidated damages for failure to file a registration statement timely as required by an investor rights agreement. The current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. Under the new guidance in EITF 00-19-2, as we believe the likelihood of such a cash payment to not be probable, have not recognized a liability for such obligations. Accordingly, a cumulative-effect adjustment of $1.4 million was made as of October 1, 2006 to accumulated deficit, representing the difference between the initial value of this warrant and its fair value as of this date and recorded to equity.

Subsequent to the adoption of EITF 00-19-2 on October 1, 2006, the Company has accounted for the $6,000,000 notes under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Instruments. The value of the warrants was valued using a Black-Scholes option-pricing model with the following assumptions with a weighted average volatility of 120%, expected life of 6 years, expected yield of 0% and risk free rate of 5.0%. At December 31, 2006, approximately $1.6M of debt discount related to the warrants and embedded conversion feature had not been amortized to interest expense. This was amortized over the original remaining life of the debt through March 31, 2007.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Future maturities of the note payable and other obligations are as follows:

Future Maturities	Debt
2008	64,000
2011	5,500,000

Operating Leases
At December 31, 2007, we have commitments under non-cancelable operating leases for office and research and development facilities until December 31, 2008 totaling $77,000. Rent expense for the years ended December 31, 2007 and 2006 was $94,000 and $94,000, respectively. We also have two other non-cancelable operating leases – one lease for a fire alarm system totaling $5,000 ending in 2008 and one lease for a copier totaling $38,000 ending in 2011 (with $9,600 expensed each year).

Legal
The Company is not currently subject to any material pending legal proceedings.

NOTE 8 – PREFERRED STOCK

On November 7, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

As a condition to closing, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share.  SCO Capital Partners LLC currently has two designees serving on our Board of Directors.  In connection with the exchange of the notes, all security interests and liens relating thereto were terminated.

As a condition to closing, we entered into an Investor Rights Agreement with each of the investors purchasing shares of Series A Preferred Stock, and our Board of Directors approved with respect to the shareholder rights plan any action necessary under our shareholder rights plan to accommodate the issuance of the Series A Preferred Stock and warrants without triggering the applicability of the shareholder rights plan.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

The issued and outstanding shares of Series A Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock.  Should Access issue additional shares of common stock for a price below $3.00 per share, the conversion price of the Series A Preferred Stock shall be lowered to the lowest issue price below $3.00 per share which will have the effect of diluting the holders of our common stock.

In connection with the preferred stock offering, we issued warrants for placement agent fees, to purchase a total of 209,000 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 5 years.

In connection with the preferred stock offering, we issued warrants for placement agent fees, to purchase a total of 209,000 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 5 years.

Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, to determine whether the instruments should be accounted for as equity or as liabilities.” EITF 00-19 requires the separation of single financial instruments into components. For example, common stock issued with warrants should be accounted for as equity, and the associated warrants could be classified as either equity or liability. We determined that the warrants issued along with the preferred stock and debt conversion are separate financial instruments and separately exercisable and therefore, are within the scope of EITF 00-19. Both the preferred stock and warrants were classified as equity. The warrants were measured at their fair value.

The conversion of debt into equity resulted in a loss on extinguishment of debt of $11,628,000. This represents the difference between the fair value of the equity interest granted, based on recent sales of identical equity instruments, and the carrying amount of the debt and interest settled.

Based on the loss on extinguishment of debt a new conversion price was calculated for the preferred stock and considered to be “in the money” at the time of the agreement to exchange the convertible notes for preferred stock. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into Common Stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion option was treated as preferred stock dividends of $14,648,000.

NOTE 9 - STOCKHOLDERS' EQUITY

Restricted Stock Purchase Program

On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the Program, the Company’s executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 38,000 shares were purchased under the Program by four eligible participants at $27.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participants’ delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for one participant. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheet. Interest on the notes is neither being collected nor accrued. The stock granted under the Program is fully vested at December 31, 2007.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 9 - STOCKHOLDERS' EQUITY  - Continued

Warrants

There were warrants to purchase a total of 8,476,397 shares of common stock outstanding at December 31, 2007. All warrants were exercisable at December 31, 2007. The warrants had various prices and terms as follows:

Summary of Warrants	Warrants Outstanding	Exercise Price	Expiration Date
2007 preferred stock offering (a)	3,649,880	$3.50	11/10/13
2006 convertible note (b)	3,863,634	1.32	2/16/12
2006 convertible note (b)	386,364	1.32	10/24/12
2006 convertible note (b)	386,364	1.32	12/06/12
2006 investor relations advisor (c)	50,000	2.70	12/27/11
2004 offering (d)	89,461	35.50	2/24/09
2004 offering (d)	31,295	27.00	2/24/09
2003 financial advisor (e)	14,399	19.50	10/30/08
2002 scientific consultant (f)	2,000	24.80	2/01/09
2001 scientific consultant (g)	3,000	15.00	1/1/08
Total	8,476,397

a)
In connection with the preferred stock offering in November 2007, warrants to purchase a total of 3,649,880 shares of common stock were issued. All of the warrants are exercisable immediately and expire five years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 5 years.

b)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,636,362 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue.

c)
During 2006, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $2.70 per share at any time from December 27, 2006 until December 27, 2011, for investor relations consulting services to be rendered in 2007. All of the warrants are exercisable.

d)
In connection with offering of common stock in 2004, warrants to purchase a total of 120,756 shares of common stock were issued. All of the warrants are exercisable and expire five years from date of issuance.

e)
During 2003, financial advisors received warrants to purchase 14,399 shares of common stock at any time until October 30, 2008, for financial consulting services rendered in 2003 and 2004. All the warrants are exercisable.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 9 - STOCKHOLDERS' EQUITY  - Continued

f)
During 2002, a director who is also a scientific advisor received warrants to purchase 2,000 shares of common stock at an exercise price of $24.55 per share at any time until February 1, 2009, for scientific consulting services rendered in 2002.

g)
During 2001, a director who is also a scientific advisor received warrants to purchase 3,000 shares of common stock at an exercise price of $15.00 per share at any time until January 1, 2008, for scientific consulting services rendered in 2001.

2001 Restricted Stock Plan

We have a restricted stock plan, the 2001 Restricted Stock Plan, as amended, under which 80,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2007 there were 27,182 shares issued and 52,818 shares available for grant under the 2001 Restricted Stock Plan.

NOTE 10 - STOCK OPTION PLANS

We have various stock-based employee compensation plans described below:

2005 Equity Incentive Plan

We have a stock awards plan, (the “2005 Equity Incentive Plan”), under which 1,675,000 shares of our authorized but unissued common stock were reserved for issuance to employees of, or consultants to, one or more of the Company and its affiliates, or to non-employee members of the Board or of any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan").

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2007: dividend yield of 0%; volatility of 136%; risk-free interest rate of 4.65%; and expected lives of 5.7 years. The weighted average fair value of options granted was $3.27 per share during 2007. The assumptions for grants in fiscal 2006 were: dividend yield of 0%; volatility of 127%; risk-free interest rate of 4.85%; and expected lives of 1.6 years. The weighted average fair value of options granted was $0.36 per share during 2006.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 10 - STOCK OPTION PLANS - Continued

Summarized information for the 2005 Equity Incentive Plan is as follows:

	Options	Weighted- average exercise Price
Outstanding options at January 1, 2006	50,000	$5.45
Granted, fair value of $ 0.36 per share	753,872	1.32
Forfeited	(1,200)	3.15
Outstanding options at December 31, 2006	802,672	1.04

Granted, fair value of $ 3.27 per share	230,000	3.62
Exercised	(31,286)	1.11
Forfeited	(75,000)	2.14
Outstanding options at December 31, 2007	926,386	1.59

Exercisable at December 31, 2007	698,081	1.38

The intrinsic value of options under this plan related to the outstanding and exercisable options were $1,805,000 and $1,504,000, respectively, at December 31, 2007. The intrinsic value of options under this plan related to the outstanding and exercisable options were $1,554,000 and $281,000, respectively, at December 31, 2006.

       The total intrinsic value of options exercised during 2007 was $113,000.

       Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2006 is summarized below:

	Number of	Weighted average		Number of	Weighted average
Range of exercise prices	options outstanding	Remaining life in years	Exercise price	options excercisable	Remaining life in years	Exercise Price
$0.63 - 0.63	666,750	9.0	$0.63	565,342	9.0	$0.63
$2.90 - 7.23	259,636	9.4	4.06	132,739	9.2	4.67
	926,386			698,081

2007 Special Stock Option Plan

In January 2007 we adopted the 2007 Special Stock Option Plan and Agreement (the “Plan”). The Plan provides for the award of options to purchase 450,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2007, there were 350,000 additional shares available for grant under the Plan.

Under the 2007 Special Stock Option Plan, 450,000 options were issued in 2007 and 350,000 were forfeited. 100,000 options were outstanding at December 31, 2007. 100,000 options in the 2007 Special Stock Option Plan were exercisable at December 31, 2007. All of the options had an exercise price of $2.90 per share and expire March 12, 2010.

For the 2007 Special Stock Option Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2007: dividend yield of 0%; volatility of 138%; risk-free interest rate of 4.66%; and expected lives of 5.0 years. The weighted average fair value of options granted was $2.70 per share during 2007.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 10 - STOCK OPTION PLANS – Continued

2000 Special Stock Option Plan

In February 2000 we adopted the 2000 Special Stock Option Plan and Agreement (the “Plan”). The Plan provides for the award of options to purchase 100,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2007, there were no additional shares available for grant under the Plan and all of the options expired on June 30, 2007.

Under the 2000 Special Stock Option Plan, 100,000 options were issued in 2000 and were outstanding at December 31, 2006. All of the options in the 2000 Special Stock Option Plan were exercisable at December 31, 2006. All of the options expired on June 30, 2007 and had an exercise price of $12.50 per share.

1995 Stock Awards Plan

Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2007, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 162,417 options were outstanding under this plan at December 31, 2007.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

	Options	Weighted- average exercise price
Outstanding options at January 1, 2006	430,271	$18.20
Forfeited	(69,354)	19.12
Outstanding options at December 31, 2006	18.03	18.03

Forfeited	(198,500)	20.07
Exercisable at December 31, 2007	162,417	15.53

Exercisable at December 31, 2007	157,337	15.64

 There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2007 or 2006.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2007 is summarized below:

	Number of	Weighted average		Number of	Weighted average
Range of exercise prices	options outstanding	Remaining life in years	Exercise price	options excercisable	Remaining life in years	Exercise Price
$10.00 - 12.50	85,140	5.3	$11.42	80,238	5.1	$11.41
14.05 - 18.65	48,717	3.3	16.33	48,717	3.3	16.33
$20.25 – 29.25	28,560	6.1	26.42	28,382	6.1	26.41
	162,417			157,337

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 11 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2007	2006
Income taxes at U.S. statutory rate	$(7,393,000)	$(4,378,000)
Change in valuation allowance	3,015,000	3,972,000
Change in miscellaneous items	-	(130,000)
Benefit of foreign losses not recognized	56,000	58,000
Expenses not deductible	3,957,000	240,000
Expiration of net operating loss and general
business credit carryforwards, net of revisions	365,000	238,000

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our  assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$25,693,000	$22,634,000
General business credit carryforwards	2,469,000	2,402,000
Property, equipment and goodwill	87,000	46,000

Gross deferred tax assets	28,249,000	25,082,000
Valuation allowance	(28,249,000)	(25,082,000)

Net deferred taxes	$-	$-

At December 31, 2007, we had approximately $75,568,000 of net operating loss carryforwards and approximately $2,469,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating loss carryforwards	General business credit carryforwards
2008	$4,004,000	$138,000
2009	1,661,000	185,000
2010	2,171,000	140,000
2012	4,488,000	13,000
2013	4,212,000	77,000
Thereafter	59,032,000	1,916,000
	$75,568,000	$2,469,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Two years ended December 31, 2007

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Our results of operations by quarter for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share amounts):

2007 Quarter Ended
	March 31	June 30	September 30	December 31
Loss from continuing operations	$(4,127)	$(2,109)	$(1,957)	$(13,663)
Preferred stock dividends	-	-	-	(14,908)
Discontinued operations, net of tax	-	-	-	112
Net loss allocable to common stockholders	$(4,127)	$(2,109)	$(1,957)	$(28,459)
Basic and diluted loss per common share	$(1.17)	$(0.60)	$(0.55)	$(8.00)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Loss from continuing operations	$(4,856)	$(3,331)	$(2,015)	$(3,049)
Discontinued operations, net of tax	-	-	-	377
Net loss	$(4,856)	$(3,331)	$(2,015)	$(2,672)
Basic and diluted loss per common share	$(1.38)	$(0.94)	$(0.57)	$(0.76)

NOTE 13 – SUBSEQUENT EVENTS (UNAUDITED)

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.5 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 545,000 shares of our common stock, which includes placement agent warrants to purchase 90,883 shares of our common stock, at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,700,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

In addition, due to the acquisition of Somanta, Access issued 538,508 shares of Access common stock and 246,753 warrants to purchase Access common stock at an exercise price of $3.50 per share to satisfy  $1,576,000 of payables due Somanta creditors.

On January 14, 2008, we announced the signing of a definitive licensing agreement under which RHEI Pharmaceuticals, Inc. will market and manufacture MuGard in the Peoples Republic of China and certain Southeast Asian countries. RHEI will also obtain the necessary regulatory approvals for MuGard in the territory.

On January 4, 2008 we closed the acquisition of Somanta Pharmaceuticals, Inc. In connection with the merger, Access issued an aggregate of approximately 1.5 million shares of Access Pharmaceuticals, Inc. common stock to the common and preferred shareholders of Somanta as consideration. In addition, Access exchanged all outstanding warrants of Somanta for warrants to purchase 191,991 shares of Access common stock at exercise prices ranging between $18.55 and $69.57 per share.