Form 10-Q
period 2008-05-20
ACCESS PHARMACEUTICALS INC
filed 2008-05-20
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

   2600 Stemmons Frwy, Suite 176, Dallas, TX 75207
(Address of principal executive offices)

 (214) 905-5100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 20, 2008 there were 5,623,781 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also as of May 20, 2008 there were 3,499.8617 shares of Series A Convertible Preferred Stock convertible into 11,666,195 shares of Common Stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at
	March 31, 2008 (unaudited) and December 31, 2007 (audited)	13

	Condensed Consolidated Statements of Operations (unaudited) for the
	three months ended March 31, 2008 and March 31, 2007	14

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	three months ended March 31, 2008 and March 31, 2007	15

	Notes to Unaudited Condensed Consolidated Financial Statements	16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated payments to be received from SpePharm Holding, our statement that RHEI will obtain necessary regulatory approvals in China, our statement that capital resources are adequate to fund our operations into the second quarter of 2009, our expectation that we will incur losses for the next several years, our expectation that we may be required to pay liquidated damages, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing products based upon our nanopolymer chemistry technologies. We currently have one approved product, two products in Phase 2 clinical trials and five products in pre-clinical development. Our description of our business, including our list of products and patents, takes into consideration our acquisition of Somanta Pharmaceuticals, Inc. which closed January 4, 2008. Listed below if the status of development of our products and product candidates:

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

RECENT EVENTS

Steven H. Rouhandeh was appointed as a director and Chairman of the Board effective as of March 4, 2008.

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.5 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 499,584 shares of our common stock, which includes placement agent warrants to purchase 45,417 shares of our common stock, at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

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

In addition, $1,576,000 of Somanta Pharmaceuticals’ acquired accounts payable were settled by issuing 538,508 shares of Access common stock and warrants to purchase 246,753 shares of Access common stock at an exercise price of $3.50 per share. The value of the shares and warrants issued was determined based on the fair value of the accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock and convertible notes and our principal source of liquidity is cash and cash equivalents. Licensing fees provided minimal funding for operations during the three months ended March 31, 2008. As of May 20, 2008, our cash and cash equivalents and short-term investments were $5,616,000 and our net cash burn rate for the three months ended March 31, 2008 was approximately $1,052,000 per month. As of March 31, 2008 our working capital was $4,139,000. Our working capital at March 31, 2008 represented a decrease of $2,100,000 as compared to our working capital as of December 31, 2007 of $6,239,000. The decrease in working capital at March 31, 2008 reflects the net capital raised in the February private placement of $2,444,000, offset by operating expenses which included manufacturing product scale-up for our new ProLindac trial and Somanta expenses. As of March 31, 2008 we have one convertible note outstanding in the principle amount of $5.5 million which is due September 13, 2011.

As of May 20, 2008, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2008 of $126,752,000. We expect that our capital resources will be adequate to fund our current level of operations into the second quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

Our licensing revenue for the first quarter of 2008 was $17,000 as compared to no revenues for the same period of 2007. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We received a $1.0 million upfront licensing payment in August 2007 from SpePharm Holding, B.V. for marketing MuGard in Europe. We will recognize the upfront licensing fee over 14 ¾ years, the license term.

We have a sponsored research and development agreement. Our revenue from this agreement for the first quarter of 2008 was $21,000 as compared to no revenues for the same period of 2007. We will recognize revenue over the term of the agreement as services are performed.

Total research spending for the first quarter of 2008 was $9,645,000, as compared to $413,000 for the same period in 2007, an increase of $9,232,000. The increase in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	costs for product manufacturing for a new ProLindac clinical trial expected to start in mid 2008 ($257,000);
•	higher scientific consulting expenses ($60,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($40,000);
•	higher clinical trial costs this quarter ($38,000); and
•	other net decreases ($42,000).

Total general and administrative expenses were $889,000 for the first quarter of 2008, a decrease of $250,000 over 2007 expenses of $1,139,000. The decrease in spending was due primarily to the following:

•	lower salary related expenses due to stock option expenses ($233,000);
•	lower patent expenses ($49,000); and
•	offset by higher other net increases ($32,000).

Depreciation and amortization was $67,000 for the first quarter of 2008 as compared to $75,000 for the same period in 2007 reflecting a decrease of $8,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first quarter of 2008 were $10,601,000 as compared to total operating expenses of $1,627,000 for same quarter in 2007, an increase of $8,974,000.

Interest and miscellaneous income was $76,000 for the first quarter of 2008 as compared to $35,000 for the same quarter of 2007, an increase of $41,000. The increase in interest income was due to additional deposits.

Interest and other expense was $108,000 for the first quarter of 2008 as compared to $2,535,000 in 2007, a decrease of $2,427,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2007.

On February 4, 2008 we issued 272.5 shares of our Series A Preferred Stock. The shares are convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008 a new beneficial conversion price was calculated for the Series A Preferred Stock and was considered to be “in the money” at the time of the agreement to exchange the convertible notes for preferred stock. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion feature was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008. The change was due to preferred stock dividends and the beneficial conversion feature associated with the warrants issued in association with the November 2007 preferred stock.

Preferred stock dividends of $525,000 were accrued for the first quarter of 2008. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first quarter of 2008 was $12,428,000, or a $2.31 basic and diluted loss per common share, compared with a loss of $4,127,000, or a $1.17 basic and diluted loss per common share for the same period in 2007, an increased loss of $8,301,000.

ITEM 4T.                           CONTROLS AND PROCEDURES

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

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial statements are reviewed by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1                   LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

Other than the risk factors set forth below, there have not been any material changes from the risk factors previously disclosed in our Form 10-K. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently deemed to be material may also materially or adversely affect our financial condition and/or operating results. Please consult the Risk Factors set forth in our Form 10-K.

Risks

Access may be required to pay liquidated damages to certain investors if it does not maintain an effective registration statement relating to common stock issuable upon conversion of Series A Preferred stock or upon exercise of certain warrants.

Pursuant to issuing Series A Preferred Stock and warrants, Access entered into an Investor Rights Agreement with the purchasers of Series A Preferred Stock.  The Investor Rights Agreement requires, among other things, that Access maintain an effective registration statement for common stock issuable upon conversion of Series A Preferred Stock or upon exercise of certain warrants.  If Access fails to maintain such an effective registration statement it may be required to pay liquidated damages to the holders of such Series A Preferred Stock and warrants for the period of time in which an effective registration statement was not in place. As of April 24, 2008, the registration statement filed by Access had not been declared effective. As such, Access is required to accrue liquidated damages at a rate of 1% per month, of the total holders’ investment amount until such time as the registration statement is declared effective, or until such damages reach the maximum amount of 10% of the total holders’ investment amount.

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

As noted in Item 4T above, we have determined that a material weakness exists relating to the monitoring and review of work performed by our Chief Financial Officer in connection with our internal control over financial reporting. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.50 shares of our “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 499,584 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

Our sale of Series A Preferred Stock was pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 as amended.

In addition, $1,576,000 of Somanta Pharmaceuticals’ acquired accounts payable were settled by issuing 538,508 shares of Access common stock and warrants to purchase 246,753 shares of Access common stock at an exercise price of $3.50 per share. The value of the shares and warrants issued was determined based on the fair value of the accounts payable. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

b

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5                   OTHER MATTERS

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

3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)

10.30	Employment Agreement Amendment, dated April 9, 2008 between us and Jeffrey B. Davis

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
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

ACCESS PHARMACEUTICALS, INC.

Date:	May 20, 2008	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2008	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31, 2008	December 31, 2007
ASSETS	(unaudited)	(unaudited)

Current assets
Cash and cash equivalents	$226,000	159,000
Short term investments, at cost	6,163,000	6,762,000
Receivable	-	35,000
Receivables due from Somanta Pharmaceuticals	-	931,000
Prepaid expenses and other current assets	142,000	410,000
Total current assets	6,531,000	8,297,000

Property and equipment, net	142,000	130,000

Patents, net	667,000	710,000

Other assets	12,000	12,000

Total assets	$7,352,000	$9,149,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,077,000	$1,796,000
Accrued interest payable	233,000	130,000
Current portion of deferred revenue	82,000	68,000
Current portion of long-term debt	-	64,000
Total current liabilities	2,392,000	2,058,000

Long-term deferred revenue	892,000	910,000
Long-term debt	5,500,000	5,500,000
Total liabilities	8,784,000	8,468,000

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.01 par value; authorized 2,000,000 shares;
3,499.8617 issued at March 31, 2008; 3,227.3617 issued
at December 31, 2007	-	-
Common stock - $.01 par value; authorized 100,000,000 shares;
issued, 5,623,781 at March 31, 2008 and 3,585,458 at
December 31, 2007	56,000	36,000
Additional paid-in capital	126,313,000	116,018,000
Notes receivable from stockholders	(1,045,000)	(1,045,000)
Treasury stock, at cost – 163 shares	(4,000)	(4,000)
Accumulated deficit	(126,752,000)	(114,324,000)
Total stockholders' equity (deficit)	(1,432,000)	681,000
Total liabilities and stockholders' equity (deficit)	$7,352,000	$9,149,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2008	2007
Revenues
License revenues	$17,000	$-
Sponsored research and development	21,000	-
Total revenues	38,000	-

Expenses
Research and development	9,645,000	413,000
General and administrative	889,000	1,139,000
Depreciation and amortization	67,000	75,000
Total expenses	10,601,000	1,627,000

Loss from operations	(10,563,000)	(1,627,000)

Interest and miscellaneous income	76,000	35,000
Interest and other expense	(108,000)	(2,535,000)
	(32,000)	(2,500,000)
Net loss	(10,595,000)	(4,127,000)

Less preferred stock dividends	1,833,000	-
Net loss allocable to common stockholders	$(12,428,000)	$(4,127,000)

Basic and diluted loss per common share Net loss allocable to common stockholders	$(2.31)	$(1.17)

Weighted average basic and diluted common shares outstanding	5,380,259	3,535,197

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,595,000)	$(4,127,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	67,000	75,000
Stock option expense	57,000	292,000
Acquired in-process research and development	8,879,000
Amortization of debt costs and discounts	-	2,215,000
Change in operating assets and liabilities:
Receivables	35,000	3,000
Prepaid expenses and other current assets	(117,000)	(74,000)
Other assets	-	1,000
Accounts payable and accrued expenses	(1,250,000)	6,000
Accrued interest payable	103,000	318,000
Deferred revenues	(4,000)	-
Net cash used in operating activities	(2,825,000)	(1,291,000)

Cash flows from investing activities:
Capital expenditures	(22,000)	(15,000)
Somanta acquisition, net of cash acquired	(65,000)	-
Redemptions of short term investments and certificates of deposit	599,000	471,000
Net cash provided by investing activities	512,000	456,000

Cash flows from financing activities:
Payments of notes payable	(64,000)	-
Proceeds from preferred stock issuances, net of costs	2,444,000	-
Net cash provided by financing activities	2,380,000	-

Net (decrease) increase in cash and cash equivalents	67,000	(835,000)
Cash and cash equivalents at beginning of period	159,000	1,194,000
Cash and cash equivalents at end of period	$226,000	$359,000

Supplemental cash flow information:
Cash paid for interest	$5,000	$2,000
Supplemental disclosure of noncash transactions;
Shares issued for payables	1,576,000	-
Preferred stock dividends in accounts payable	525,000	-
Beneficial conversion feature -
February 2008 preferred stock dividends	857,000	-
November 2007 preferred stock dividends correction	451,000	-
Preferred stock issuance costs paid in cash	281,000	-

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2007 contains financial information taken from the audited financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2008		December 31, 2007
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$1,680	$1,013	$1,680	$970

Amortization expense related to intangible assets totaled $43,000 for the three months ended March 31, 2008 and $55,000 for the three months ended March 31, 2007. The aggregate estimated amortization expense for intangible assets remaining as of March 31 is as follows (in thousands):

2008	$125
2009	168
2010	168
2011	168
2012	38

Total	$667

(3)           Liquidity

The Company incurred significant losses from losses allocable to common stockholders of $12,428,000 for the quarter ended March 31, 2008, $36,652,000 for the year ended December 31, 2007 and $12,874,000 for the year ended December 31, 2006. At March 31, 2008, our working capital is $4,139,000. We expect that our capital resources will be adequate to fund our current level of operations into the second quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months.

(4)           Somanta Acquisition

On January 4, 2008, we acquired all the outstanding shares of Somanta Pharmaceuticals, Inc (“Somanta”). Somanta was engaged in the pharmaceutical development business. We anticipate that the acquisition will add additional product pipelines and complement our existing product pipelines. Total consideration paid in connection with the acquisition included:

•
Approximately 1.5 million shares of Access common stock was issued to the common and preferred shareholders of Somanta as consideration having a value of approximately $4,650,000 (the value was calculated using Access’ stock price on January 4, 2008 times the shares issued);

•
exchange all outstanding warrants for Somanta common stock for warrants to purchase 191,991 shares of Access common stock at exercise prices ranging between $18.55 and $69.57 per share. The warrants were valued at approximately $281,000. All of the warrants are exercisable immediately and expire approximately four years from date of issue. The weighted average fair value of the warrants was $1.46 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.26%, expected volatility 114% and an expected term of approximately 4 years;

•	paid an aggregate of $475,000 in direct transaction costs; and
•	cancelled receivable from Somanta of $931,000.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands) based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Cash	$1
Prepaid expenses	25
Office equipment, net	14
Accounts payable	(2,582)
In-process research & development	8,879
$6,337

Approximately $8,879,000 of the purchase price represents the estimated fair value of the acquired in-process research and development projects that have no alternative future use.  Accordingly this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

Operating results of Somanta have been included in our consolidated financial statements since January 4, 2008.

The following unaudited pro forma information presents the 2008 and 2007 results of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. Net loss for Somanta for the 2007 period are for the three months ended April 30, 2007 based on its fiscal year. Amounts are shown in thousands.

Three Months Ended March 31,
2008	2007
Net loss	$(1,716)	$(5,969)

Net loss per common shares (basic and diluted)	$(0.32)	$(1.19)

Weighted average common shares outstanding (basic and diluted)	5,446	5,035

(5)           Equity

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.50 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000, The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

In connection with the preferred stock offering, we issued warrants for placement agent fees, to purchase a total of 45,417 shares of common stock. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.29 per share on date of grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and an expected term of 6 years.

The shares are convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008 a new beneficial conversion was calculated for the preferred stock and was considered to be “in the money”. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion option was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008 as a result of a prior year correction. The change was due to preferred stock dividends and the beneficial conversion features associated with the warrants issued in association with the November 2007 preferred stock agreement. The Company determined that the adjustment would have an immaterial effect to the Company’s consolidated financial statements for the year ended December 31, 2007 and the three month period ended March 31, 2008 based on management’s qualitative and quantitative analysis relative to its materiality consistent with the applicable accounting guidance.

During the quarter, $1,576,000 of Somanta Pharmaceuticals’ acquired accounts payable were settled by issuing 538,508 shares of Access common stock and warrants to purchase 246,753 shares of Access common stock at an exercise price of $3.50 per share. The value of the shares and warrants issued was determined based on the fair value of the accounts payable.

Preferred stock dividends of $525,000 were accrued for the first quarter of 2008. Dividends are paid semi-annually in either cash or common stock.

(6)           Stock Based Compensation

For the first quarter, we recognized stock-based compensation expense of $57,000 in 2008 and $292,000 in 2007. For the first quarter of 2008, we did not grant any stock options. We granted 205,000 stock options at a weighted average grant price of $3.30 under the terms of our 2005 Equity Incentive Plan and 450,000 stock options at a weighted average grant price of $2.90, under the terms of our 2007 Special Stock Option Plan during the first quarter of 2007.

The following table summarizes stock-based compensation for the three months ended March 31, 2008 and 2007:

	Quarter ended March 31, 2008	Quarter ended March 31, 2007
Research and development	$13,000	$16,000
General and administrative	44,000	276,000
Stock-based compensation expense included in operating expense	$57,000	$292,000

Our weighted average Black-Scholes fair value assumptions used to value the 2007 first quarter grants are as follows:

3/31/07
Expected life	4.3 yrs.
Risk free interest rate	4.66%
Expected volatility(a)	137%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.