Form 10-Q
period 2008-08-14
ACCESS PHARMACEUTICALS INC
filed 2008-08-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 14, 2008 there were 5,798,781 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also as of August 14, 2008 there were 3,454.8617 shares of Series A Convertible Preferred Stock convertible into 11,516,206 shares of Common Stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at
	June 30, 2008 (unaudited) and December 31, 2007 (audited)	12

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and six months ended June 30, 2008 and June 30, 2007	13

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2008 and June 30, 2007	14

	Notes to Unaudited Condensed Consolidated Financial Statements	15

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Under Senior Securities	9

Item 4	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		11

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated payments to be received from SpePharm Holding, BV, RHEI Pharmaceuticals and Jiangsu Aosaikang Pharmaceutical Co., Ltd. (“ASK”), our statements that RHEI and ASK will obtain necessary regulatory approvals in China, our statement that capital resources are adequate to fund our operations into the fourth quarter of 2009, our expectation that we will incur losses for the next several years, our expectation that we may be required to pay liquidated damages, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing products based upon our nanopolymer chemistry technologies. We currently have one approved product, two products in Phase 2 clinical trials and five products in pre-clinical development. Our description of our business, including our list of products and patents, takes into consideration our acquisition of Somanta Pharmaceuticals, Inc. which closed January 4, 2008. Listed below is the status of development of our products and product candidates:

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (“FDA”).

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. ProLindac is currently in a Phase 2 clinical trial being conducted in the EU in patients with ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

•
Pre-clinical development of Cobalamin™, our proprietary nanopolymer oral drug delivery technology which is based on the natural vitamin B12 uptake mechanism. We are currently developing a product for the oral delivery of insulin.

•	Pre-clinical development of Angiolix®, a humanized monoclonal antibody which acts as an anti-angiogenesis factor and is targeted to cancer cells, notably breast, ovarian and colorectal cancers.
•	Pre-clinical development of Prodrax®, a non-toxic prodrug which is activated in the hypoxic zones of solid tumors to kill cancer cells.
•	Pre-clinical development of Alchemix®, a chemotherapeutic agent that combines multiple modes of action to overcome drug resistance.
•	Pre-clinical development of Cobalamin-mediated targeted delivery.
•	Phenylbutyrate (“PB”), an HDAC inhibitor and a differentiating agent, is currently contemplated as a Phase 2 clinical candidate in collaboration with MacroChem Corporation.

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access – U London	Synthetic polymer	Cancer	Phase 2
Phenylbutyrate (PB)	National Institute of Health	Small molecule	Cancer	Phase 2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Prodrax®	Univ London	Small molecule	Cancer	Pre-clinical
Alchemix®	DeMontford Univ	Small molecule	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” in our Form 10-K for the fiscal year ended December 31, 2007 for a description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

RECENT EVENTS

On July 10, 2008, we announced the signing of a definitive merger agreement to acquire MacroChem Corporation. Pursuant to the terms of the merger agreement, MacroChem’s common shareholders and warrant holders will receive an aggregate of 2.5 million shares of Access common stock which would represent approximately 8% of the combined company. The closing of the transaction is subject to numerous conditions. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described above.

On June 4, 2008, we announced the signing of a definitive licensing agreement with Jiangsu Aosaikang Pharmaeutical Co., Ltd (“ASK”). Under which agreement ASK will manufacture, develop and commercialize our proprietary product ProLindac for the Greater China Region which includes the People’s Republic of China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan. Under the terms of the agreement ASK  paid Access an upfront fee and will pay subsequent milestone payments along with a royalty upon commercialization of ProLindac. In addition, in cooperation with Access, ASK has committed to fund two Phase 2 studies for ProLindac in colorectal cancer and one other indication to be determined by both parties.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. As of August 13, 2008, our cash and cash equivalents and short-term investments were $5,401,000 and our net cash burn rate for the six months ended June 30, 2008 was approximately $556,000 per month. As of June 30, 2008 our working capital was $2,569,000. Our working capital at June 30, 2008 represented a decrease of $3,670,000 as compared to our working capital as of December 31, 2007 of $6,239,000. The decrease in working capital at June 30, 2008 reflects the net capital raised in the February private placement of $2,444,000 and new licensing agreements with RHEI and ASK, offset by operating expenses which included manufacturing product scale-up for our new ProLindac trial and Somanta expenses. As of June 30, 2008, we have one convertible note outstanding in the principle amount of $5,500,000 which is due September 13, 2011.

As of August 13, 2008, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception in 1989, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2008 of $129,512,000. We expect that our capital resources will be adequate to fund our current level of operations into the fourth quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations, acquisitions of products or companies or capital expenditures. As a result we will be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

SECOND QUARTER 2008 COMPARED TO SECOND QUARTER 2007

Our licensing revenue for the second quarter of 2008 was $22,000 as compared to no revenues for the same period of 2007. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We have received upfront licensing payments from SpePharm Holding, B.V., RHEI and ASK.

We have a sponsored research and development agreement. Our revenue from this agreement for the second quarter of 2008 was $110,000 as compared to no revenues for the same period of 2007. We recognize revenue over the term of the agreement as services are performed.

Total research and development spending for the second quarter of 2008 was $1,179,000, as compared to $523,000 for the same period in 2007, an increase of $656,000. The increase in expenses was primarily due to:

•	costs for product manufacturing for a new ProLindac clinical trial expected to start in mid 2008 ($513,000);
•	higher scientific consulting expenses ($95,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($82,000);
•	lower clinical trial costs this quarter ($58,000); and
•	other net increases in research spending ($24,000).

Total general and administrative expenses were $1,044,000 for the second quarter of 2008, a decrease of $69,000 compared to 2007 expenses of $1,113,000. The decrease in spending was due primarily to the following:

•	lower salary related expenses due to stock option expenses ($237,000);
•	higher patent expenses ($197,000); and
•	other net decreases in general and administrative expenses ($29,000).

Depreciation and amortization was $64,000 for the second quarter of 2008 as compared to $74,000 for the same period in 2007 reflecting a decrease of $10,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the second quarter of 2008 were $2,287,000 as compared to total operating expenses of $1,710,000 for same quarter in 2007, an increase of $577,000.

Interest and miscellaneous income was $29,000 for the second quarter of 2008 as compared to $25,000 for the same quarter of 2007, an increase of $4,000. The increase in interest income was due to additional deposits.

Interest and other expense was $117,000 for the second quarter of 2008 as compared to $424,000 in 2007, a decrease of $307,000. The decrease in interest and other expense was due to $9,015,000 of convertible notes that were outstanding at June 30, 2007 that were not outstanding at June 30, 2007. The convertible notes were exchanged for preferred stock in November of 2007.

Preferred stock dividends of $517,000 were accrued for the second quarter of 2008. Dividends are paid semi-annually in either cash or common stock. There was no preferred stock outstanding at June 30, 2007.

Net loss allocable to common stockholders for the second quarter of 2008 was $2,760,000, or a $0.49 basic and diluted loss per common share, compared with a loss of $2,109,000, or a $0.60 basic and diluted loss per common share for the same period in 2007, an increased loss of $651,000.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Our licensing revenue for the first six months of 2008 was $39,000 as compared to no revenues for the same period of 2007. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We received upfront licensing payments from SpePharm Holding, B.V., RHEI and ASK.

We have a sponsored research and development agreement. Our revenue from this agreement for the first six months of 2008 was $131,000 as compared to no revenues for the same period of 2007. We recognize revenue over the term of the agreement as services are performed.

Total research and development spending for the first six months of 2008 was $10,824,000, as compared to $936,000 for the same period in 2007, an increase of $9,888,000. The increase in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	costs for product manufacturing for a new ProLindac clinical trial expected to start in mid 2008 ($826,000);
•	higher scientific consulting expenses ($154,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($114,000); and
•	other net decreases in research spending ($85,000).

Total general and administrative expenses were $1,933,000 for the first six months of 2008, a decrease of $319,000 over 2007 expenses of $2,252,000. The decrease in spending was due primarily to the following:

•	lower salary related expenses due to stock option expenses ($470,000);
•	lower salary and other salary related expenses ($49,000);
•	higher patent expenses ($148,000);
•	higher general business consulting expenses ($68,000); and
•	other net decreases in general and administrative expenses ($16,000).

Depreciation and amortization was $131,000 for the first six months of 2008 as compared to $149,000 for the same period in 2007 reflecting a decrease of $18,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first six months of 2008 were $12,888,000 as compared to total operating expenses of $3,337,000 for same period in 2007, an increase of $9,551,000.

Interest and miscellaneous income was $105,000 for the first six months of 2008 as compared to $60,000 for the same period of 2007, an increase of $45,000. The increase in interest income was due to additional deposits.

Interest and other expense was $225,000 for the first six months of 2008 as compared to $2,959,000 in 2007, a decrease of $2,734,000. The decrease in interest and other expense was due to amortization of the discount on the Oracle convertible notes and the amortization of the SCO notes recognized in 2007. In addition the decrease in interest and other expense was due to $9,015,000 of convertible notes that were outstanding at June 30, 2007 that were not outstanding at June 30, 2007. The convertible notes were exchanged for preferred stock in November of 2007.

On February 4, 2008, we issued 272.5 shares of our Series A Preferred Stock. The shares are convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008 a new conversion price was calculated for the Series A Preferred Stock and was considered to be “in the money” at the time of the agreement to exchange the convertible notes for preferred stock. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion feature was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008. The change was due to preferred stock dividends and the beneficial conversion feature associated with the warrants issued in association with the sale of preferred stock in November 2007.

Preferred stock dividends of $1,042,000 were accrued for the first six months of 2008. Dividends are paid semi-annually in either cash or common stock. There was no preferred stock outstanding at June 30, 2007.

Net loss allocable to common stockholders for the first six months of 2008 was $15,188,000, or a $2.76 basic and diluted loss per common share, compared with a loss of $6,236,000, or a $1.76 basic and diluted loss per common share for the same period in 2007, an increased loss of $8,952,000.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1                        LEGAL PROCEEDINGS

None.

ITEM 1A.                               RISK FACTORS

The following risk factors are in addition to the risk factors set forth in our Form 10-K for the fiscal year ended December 31, 2007. These risk factors are not the only ones facing the Company. Additional risks and uncertainties not currently known or deemed to be material may also materially or adversely affect our financial condition and/or operating results. Please consult the Risk Factors set forth in our Form 10-K.

Risks

Access may be required to pay liquidated damages to certain investors if it does not maintain an effective registration statement relating to common stock issuable upon conversion of Series A Preferred stock or upon exercise of certain warrants.

Pursuant to issuing Series A Preferred Stock and warrants, Access entered into an Investor Rights Agreement with the purchasers of Series A Preferred Stock. The Investor Rights Agreement requires, among other things, that under certain circumstances Access maintain an effective registration statement for common stock issuable upon conversion of Series A Preferred Stock or upon exercise of certain warrants. If Access fails to maintain such an effective registration statement it may be required to pay liquidated damages to the holders of such Series A Preferred Stock and warrants for the period of time in which an effective registration statement was required to be in place but was not in place. As of June 18, 2008, the registration statement filed by Access relating to such securities had not been declared effective. As such, Access is required to accrue liquidated damages at a rate of 1% per month, of the holders’ total investment amount with respect to securities that are required to be registered but are not covered by an effective registration statement. Such liquidated damages shall continue to accrue until the registration statement is declared effective, such securities are no longer required to be covered by a registration statement, or until such damages reach the maximum amount of 10% of the holders’ total investment amount.

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

While Access continues to evaluate and improve its internal controls, Access cannot be certain that these measures will ensure that Access implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could result in our financial results being misstated, could harm our operating results or cause Access to fail to meet its reporting obligations.

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in Access’ reported financial information, which could have a material adverse effect on its stock price.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the dividend shares, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event a registration statement is not in place, and shares of restricted stock have not been paid for such dividends, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. At this time the Company has paid no dividends and has accrued as of June 30, 2008 dividends payable of $1,276,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement as more fully described in Item 1A to this Form 10-Q. As of June 30, 2008 the Securities and Exchange Commission had not yet declared the registration statement effective, and as a result, the Company has accrued $50,000 in liquidated damages as of June 30, 2008.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 21, 2008 in New York, N.Y. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

— Two directors were re-elected for three years terms with the following votes:

Jeffrey B. Davis; 13,082,458- For; and 112,657-Withheld Authority
Esteban Cvitkovic MD; – 13,075,099- For; and 120,016- Withheld Authority

The terms of office as a director of Access of each of Mark J. Ahn, Mark J. Alvino, Stephen B. Howell MD, David P. Luci, and Steven Rouhandeh continued after the meeting.

—
A proposal to amend the Company’s Certificate of Incorporation to make certain changes to the terms of the Company’s outstanding Series A Preferred Stock was approved by the holders of Series A Preferred Stock 9,070,165- For; 0- Against; 0- Abstain; and 2,230,820- Broker Non-votes (each on an as converted basis) along with a combined 10,839,501- For; 102,899- Against; 21,895- Abstain; and 2,230,820- Broker Non-votes (Series A Preferred Stock voting together with common stock on an as converted basis).

—
A proposal to amend our 2005 Equity Incentive Plan, to increase the number of shares authorized for issuance was approved with 10,813,053- For; 146,174- Against; 5,068- Abstain; and 2,230,820- Broker Non-votes.

—
A proposal to ratify the appointment of Whitley Penn LLP as independent certified public accounts for the Company for the fiscal year ending December 31, 2008 was approved with 13,151,524- For; 11,340- Against; and 32,251- Abstain.

ITEM 5                    OTHER MATTERS

None

ITEM 6	EXHIBITS

  Exhibits:

2.2
Agreement and Plan of Merger, by and among Access Pharmaceuticals, Inc., Somanta Acquisition Corporation, Somanta Pharmaceuticals, Inc., Somanta Incorporated and Somanta Limited, dated April 18, 2007. (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 18, 2007)

2.3	Agreement and Plan of Merger, by and among Access Pharmaceuticals, Inc., MACM Acquisition Corporation and MacroChem Corporation, dated July 9, 2008.

3.0          Articles of incorporation and bylaws:

3.1	Certificate of Incorporation (Incorporated by Reference to Exhibit 3(a) of our Form 8-B dated July 12, 1989, Commission File Number 9-9134)

3.2           Certificate of Amendment of Certificate of Incorporation filed August 21, 1992

3.3	Certificate of Merger filed January 25, 1996. (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 21, 1995, Commission File No. 33-64031)

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

3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 1996)

3.10	Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.10 to our Form 10-K for the year ended December 31, 2007)

3.11	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350
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

ACCESS PHARMACEUTICALS, INC.

Date:	August 14, 2008	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2008	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Current assets Cash and cash equivalents Short term investments, at cost Receivables Receivables due from Somanta Pharmaceuticals Prepaid expenses and other current assets Total current assets	$ 96,000 5,792,000 105,000 - 165,000 6,158,000	$ 159,000 6,762,000 35,000 931,000 410,000 8,297,000
Property and equipment, net	124,000	130,000
Patents, net	626,000	710,000
Other assets	12,000	12,000
Total assets	$ 6,920,000	$ 9,149,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities Accounts payable and accrued expenses Dividends payable Accrued interest payable Current portion of deferred revenue Current portion of long-term debt Total current liabilities	$ 1,832,000 1,276,000 339,000 142,000 - 3,589,000	$ 1,537,000 259,000 130,000 68,000 64,000 2,058,000
Long-term deferred revenue Long-term debt	1,905,000 5,500,000	910,000 5,500,000
Total liabilities	10,994,000	8,468,000
Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock - $.01 par value; authorized 2,000,000 shares;
3,499.8617 issued at June 30, 2008; 3,227.3617 issued
at December 31, 2007
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 5,648,781 at June 30, 2008 and 3,585,458 at
     December 31, 2007
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit
            Total stockholders' equity (deficit)
	- 56,000 126,431,000 (1,045,000) (4,000) (129,512,000) (4,074,000)	- 36,000 116,018,000 (1,045,000) (4,000) (114,324,000) 681,000
Total liabilities and stockholders' equity (deficit)	$ 6,920,000	$ 9,149,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
License revenues	$22,000	$-	$39,000	$-
Sponsored research and development	110,000	-	131,000	-
Total revenues	132,000	-	170,000	-

Expenses
Research and development	1,179,000	523,000	10,824,000	936,000
General and administrative	1,044,000	1,113,000	1,933,000	2,252,000
Depreciation and amortization	64,000	74,000	131,000	149,000
Total expenses	2,287,000	1,710,000	12,888,000	3,337,000

Loss from operations	(2,155,000)	(1,710,000)	(12,718,000)	(3,337,000)

Interest and miscellaneous income	29,000	25,000	105,000	60,000
Interest and other expense	(117,000)	(424,000)	(225,000)	(2,959,000)
	(88,000)	(399,000)	(120,000)	(2,899,000)
Net loss	(2,243,000)	(2,109,000)	(12,838,000)	(6,236,000)

Less preferred stock dividends	517,000	-	2,350,000	-
Net loss allocable to common stockholders	$(2,760,000)	$(2,109,000)	$(15,188,000)	$(6,236,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.49)	$(0.60)	$(2.76)	$(1.76)

Weighted average basic and diluted common shares outstanding	5,635,869	3,538,409	5,508,064	3,536,812

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,838,000)	$(6,236,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132,000	149,000
Stock option expense	140,000	603,000
Stock issued for services	20,000	-
Acquired in-process research and development	8,879,000	-
Amortization of debt costs and discounts	-	2,316,000
Changes in operating assets and liabilities:
Receivables	(70,000)	151,000
Prepaid expenses and other current assets	(140,000)	(234,000)
Other assets	-	1,000
Accounts payable and accrued expenses	(711,000)	124,000
Dividends payable	(25,000)	-
Accrued interest payable	209,000	636,000
Deferred revenues	1,069,000	-
Net cash used in operating activities	(3,335,000)	(2,490,000)

Cash flows from investing activities:
Capital expenditures	(28,000)	(18,000)
Somanta acquisition, net of cash acquired	(65,000)	-
Redemptions of short term investments and certificates of deposit	970,000	1,465,000
Net cash provided by investing activities	877,000	1,447,000

Cash flows from financing activities:
Payments of notes payable	(64,000)	-
Proceeds from preferred stock issuances, net of costs	2,444,000	-
Proceeds from exercise of common stock options	15,000	19,000
Net cash provided by financing activities	2,395,000	19,000

Net decrease in cash and cash equivalents	(63,000)	(1,024,000)
Cash and cash equivalents at beginning of period	159,000	1,194,000
Cash and cash equivalents at end of period	$96,000	$170,000

Supplemental cash flow information:
Cash paid for interest	$8,000	$8,000

Supplemental disclosure of noncash transactions::
Shares issued for payables	1,576,000	-
Preferred stock dividends in accounts payable	1,042,000	-
Beneficial conversion feature – February 2008 preferred stock dividends November 2007 preferred stock dividends correction	857,000 451,000	- -
Preferred stock issuance costs paid in cash	281,000	-

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(unaudited)

(1)    Interim Financial Statements

The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2007 contains financial information taken from the audited financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the fourth quarter of 2009. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2008		December 31, 2007
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$1,680	$1,054	$1,680	$970

Amortization expense related to intangible assets totaled $41,000 and $84,000 for each of the three and six months ended June 30, 2008 and totaled $55,000 and $109,000 for each of the three and six months ended June 30, 2007. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2008 is as follows (in thousands):

2008	$84
2009	168
2010	168
2011	168
2012	38

Total	$626

(3)           Liquidity

The Company incurred significant losses from losses allocable to common stockholders of $15,188,000 for the six months ended June 30, 2008, $36,652,000 for the year ended December 31, 2007 and $12,874,000 for the year ended December 31, 2006. At June 30, 2008, our working capital was $2,569,000. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the fourth quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months.

(4)           Somanta Acquisition

On January 4, 2008, we acquired all the outstanding shares of Somanta Pharmaceuticals, Inc (“Somanta”). Somanta was engaged in the pharmaceutical development business. We anticipate that the acquisition will add additional product pipelines and complement our existing product pipelines. Total consideration paid in connection with the acquisition included:
•
Approximately 1.5 million shares of Access common stock were issued to the common and preferred shareholders of Somanta as consideration having a value of approximately $4,650,000 (the value was calculated using Access’ stock price on January 4, 2008 times the number of shares issued);

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
$6,337

Approximately $8,879,000 of the purchase price represents the estimated fair value of the acquired in-process research and development projects that have no alternative future use.  Accordingly this amount was immediately expensed as research and development in the consolidated statement of operations upon the acquisition date.

Operating results of Somanta have been included in our consolidated financial statements since January 4, 2008.

The following unaudited pro forma information presents the 2008 and 2007 results of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. Net loss for Somanta for the 2007 period is for the three and six months ended July 31, 2007 based on its fiscal year. Amounts are shown in thousands.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(2,760)	$(7,188)	$(15,188)	$(13,157)

Net loss per common shares (basic and diluted)	$(0.49)	$(1.43)	$(2.76)	$(2.61)

Weighted average common shares outstanding (basic and diluted)	5,636	5,038	5,508	5,037

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

The shares of Series A Preferred Stock are initially convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008 a new conversion price was calculated for accounting purposes. As a result of the change in conversion price for accounting purposes the preferred stock and was considered to be “in the money”. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion option was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008 as a result of a prior year correction. The change was due to preferred stock dividends and the beneficial conversion features associated with the warrants issued in connection with the November 2007 preferred stock agreement. The Company determined that the adjustment would have an immaterial effect to the Company’s consolidated financial statements for the year ended December 31, 2007 and the six month period ended June 30, 2008 based on management’s qualitative and quantitative analysis relative to its materiality consistent with the applicable accounting guidance.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement as more fully described in Item 1A to this Form 10-Q. As of June 30, 2008 the Securities and Exchange Commission had not yet declared the registration statement effective, and as a result, the Company has accrued $50,000 in liquidated damages as of June 30, 2008.

During the prior quarter, $1,576,000 of Somanta Pharmaceuticals’ acquired accounts payable were settled by issuing 538,508 shares of Access common stock and warrants to purchase 246,753 shares of Access common stock at an exercise price of $3.50 per share. The value of the shares and warrants issued was determined based on the fair value of the accounts payable.

Preferred stock dividends of $1,042,000 were accrued for the first six months of 2008. Dividends are paid semi-annually in either cash or common stock.

(6)           Stock Based Compensation

For the three and six months ended June 30, 2008, we recognized stock-based compensation expense of $83,000 and $140,000 in 2008 and $311,000 and $603,000 in 2007, respectively.

For the second quarter of 2008, we granted 305,000 stock options at a weighted average grant price of $2.73 under the terms of our 2005 Equity Incentive Plan. We granted no stock options during the first quarter of 2008.

We granted no stock options during the second quarter of 2007. We granted 205,000 stock options at a weighted average grant price of $3.30 under the terms of our 2005 Equity Incentive Plan and 450,000 stock options at a weighted average grant price of $2.90, under the terms of our 2007 Special Stock Option Plan during the first quarter of 2007.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2008 and 2007:
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$26,000	$17,000	$39,000	$33,000
General and administrative	57,000	294,000	101,000	570,000
Stock-based compensation expense included in operating expense	83,000	311,000	140,000	603,000

Our weighted average Black-Scholes fair value assumptions used to value the 2008 and 2007 first six months grants are as follows:

	6/30/08	6/30/07
Expected life	6.2 yrs	4.3 yrs
Risk free interest rate	3.0%	4.7%
Expected volatility(a)	133%	137%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(7)           Subsequent Events

On July 10, 2008, we announced the signing of a definitive merger agreement to acquire MacroChem Corporation. Pursuant to terms of the merger agreement, MacroChem’s common shareholders and warrant holders will receive an aggregate of 2.5 million shares of Access common stock which would represent approximately 8% of the combined company. The closing of the transaction is subject to numerous conditions. There can be no assurance that the transaction will be consummated or if consummated that it will be on the terms described above.