Form 10-K/A
ACCESS PHARMACEUTICALS INC
filed 2008-09-22
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Access Pharmaceuticals, Inc. ("Access") filed an Annual Report on Form 10-K with the Securities and Exchanges Commission on March 31, 2008 (the "Original Filing"). This Amendment to the Original Filing on Form 10-K/A is being filed solely to amend and restate Item 9A.(T) and Item 15(b) - Exhibits 31.1 and 31.2.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 15.  EXHIBITS

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