Form 10-Q/A
period 2008-09-22
ACCESS PHARMACEUTICALS INC
filed 2008-09-22
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

Access Pharmaceuticals, Inc. ("Access") filed a Quarterly Report on Form 10-Q with the Securities and Exchanges Commission on May 20, 2008 (the "Original Filing"). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend and restate Item 4T. and Item 6 - Exhibits 31.1 and 31.2.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2007 that there is a material weakness in our internal control over financial reporting. As of the date of this report on Form 10-Q, we have not remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

7

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