Form 10-K/A
ACCESS PHARMACEUTICALS INC
filed 2008-10-23
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2 TO FORM 10-K

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

Larger accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  ✓

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal second quarter. $15,335,000 as of June 30, 2007.

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

EXPLANATORY NOTE

Access Pharmaceuticals, Inc. ("Access") filed an Annual Report on Form 10-K with the Securities and Exchanges Commission on March 31, 2008 (the "Original Filing") and an amendment to its Form 10-K on September 22, 2008. This Amendment No. 2 amends the Original Filing and our Form 10-K/A filed on September 22, 2008, and is being filed solely to amend and restate Item 9A.(T) and Item 15(b) - Exhibits 31.1 and 31.2.

ITEM 9A.(T)  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

“Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Because of the material weakness described above, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.”

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

ACCESS PHARMACEUTICALS, INC.

Date: October 22, 2008                                                                By:           /s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
Principal Executive Officer

Date: October 22, 2008                                                                By:           /s/ Stephen B. Thompson
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

10.9	Amendment to Rights Agreement, dated as of February 16, 2006 between us and American Stock Transfer & Trust Company, as Rights Agent (2)
10.10	Amendment to Rights Agreement, dated as of November 9, 2007 between us and American Stock Transfer & Trust Company as Rights Agent
10.11*	2001 Restricted Stock Plan (Incorporated by reference to Appendix A of our Proxy Statement filed on April 16, 2001)
10.12*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005 (2)
10.13*	Employment Agreement, dated as of June 1, 2005 by and between us and Stephen B. Thompson (1)
10.14       Asset Sale Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.15	Amendment to Asset Sale Agreement, dated as of December 8, 2006, between us and Uluru, Inc. (3)
10.16       License Agreement, dated as of October 12, 2005, between us and Uluru, Inc. (1)
10.17	Form of Warrant, dated February 16, 2006, issued by us to certain Purchasers (2)
10.18	Form of Warrant, dated October 24, 2006, issued by us to certain Purchasers (3)
10.19	Form of Warrant, December 6, 2006, issued by us to certain Purchasers (3)
10.20*	2007 Special Stock Option Plan and Agreement, dated January 4, 2007, by and between us and Stephen R. Seiler, President and Chief Executive Officer (4)
10.21	Note Purchase Agreement dated April 26, 2007 between us and Somanta Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.42 of our Form 10-Q for the quarter ended June 30, 2007)
10.22	Preferred Stock and Warrant Purchase Agreement, dated November 7, 2007, between us and certain Purchasers (5)
10.23	Investor Rights Agreement, dated November 10, 2007, between us and certain Purchasers (5)
10.24	Form of Warrant Agreement dated November 10, 2007, between us and certain Purchasers (5)
10.25	Board Designation Agreement, dated November 15, 2007, between us and SCO Capital Partners LLC (5)
10.26	Amendment and Restated Purchase Agreement, dated February 4, 2008 between us and certain Purchasers (5)
10.27	Amended and Restated Investor Rights Agreement, dated February 4, 2008 between us and certain Purchasers (5)
10.28*	Employment Agreement, dated January 4, 2008 between us and Jeffrey B. Davis (5)
21	Subsidiaries of the registrant (6)
23.1       Consent of Whitley Penn LLP (6)
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

*	[Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15(c) of the report.]

(1)	Incorporated by reference to our Form 10-K for the year ended December 31, 2005.
(2)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2006.
(3)	Incorporated by reference to our Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2007.
(5)	Incorporated by reference to our Form S-1, 333-149633.
(6)	Incorporated by reference to our Form 10-K for the year ended December 31, 2007