Form 10-Q
period 2008-11-14
ACCESS PHARMACEUTICALS INC
filed 2008-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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
Yes ☐ No ☑

As of November 14, 2008, there were 6,515,791 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also as of November 14, 2008, there were 3,242.8617 shares of Series A Convertible Preferred Stock issued and outstanding, and such shares were convertible into 10,809,539 shares of Common Stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2008
	(unaudited) and December 31, 2007 (audited)	14

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and nine months ended September 30, 2008 and September 30, 2007	15

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2008 and September 30, 2007	16

	Notes to Unaudited Condensed Consolidated Financial Statements	17

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	3

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Under Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated payments to be received from SpePharm Holding BV, RHEI Pharmaceuticals, Milestone Biosciences LLC and Jiangsu Aosaikang Pharmaceutical Co., Ltd. (“ASK”), our statement that capital resources are adequate to fund our operations into the fourth quarter of 2009, our expectation that we will incur losses for the next several years, our expectation that we may be required to pay liquidated damages, that the market for mucositis treatment is estimated to be in excess of $1 billion world-wide, that Piper Jaffray will focus on partnering opportunities for ProLindac, Angiolix and the Cobalamin programs, that we anticipate paying dividends on shares of our Series A Preferred Stock in shares of our common stock, that as of November 14, 2008, we did not have enough capital to achieve our short term goals, that selling additional securities could dilute existing investors and that such sales could be on terms more favorable than those given to previous investors, that we will be required to seek additional financing sources in the next twelve months, that our ability to fund operation through the fourth quarter of 2009 could change significantly, our failure to maintain effective internal controls could have a material adverse effect on our business, our anticipation that the acquisition of Somanta will add additional product pipelines and complement our existing product pipeline, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

•	Pre-clinical development of Angiolix®, a humanized monoclonal antibody which acts as an anti-angiogenesis factor and is targeted to cancer cells, notably breast, ovarian and colorectal cancers.
•	Pre-clinical development of Prodrax®, a non-toxic prodrug which is activated in the hypoxic zones of solid tumors to kill cancer cells.
•	Pre-clinical development of Alchemix®, a chemotherapeutic agent that combines multiple modes of action to overcome drug resistance.
•	Pre-clinical development of Cobalamin-mediated targeted delivery.
•	Phenylbutyrate (“PB”), an HDAC inhibitor and a differentiating agent, is currently contemplated as a Phase 2 clinical candidate in collaboration with MacroChem Corporation.

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access Univ. of London	Synthetic polymer	Cancer	Phase 2
Phenylbutyrate (PB)	National Institute of Health	Small molecule	Cancer	Phase 2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Prodrax® (2)	Univ London	Small molecule	Cancer	Pre-clinical
Alchemix®	DeMontford Univ	Small molecule	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” in our Form 10-K for the fiscal year ended December 31, 2007, for a description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

RECENT EVENTS

On September 3, 2008, we announced that we had retained Piper Jaffray to augment ongoing business development efforts with the goal of establishing additional strategic development and commercialization partnerships for our product pipeline. The Piper Jaffray healthcare investment banking team will focus on partnering opportunities for ProLindac, Angiolix and the Cobalamin programs.

On August 27, 2008, we entered into a Note Purchase Agreement with MacroChem Corporation in order for Access to loan MacroChem amounts to keep certain of their licenses and vendors current. As of September 30, 2008, we loaned MacroChem $225,000.

On August 18, 2008, we announced the signing of a definitive licensing agreement under which Milestone Biosciences, LLC will market MuGard in the United States and Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. As of September 30, 2008, we had cash and cash equivalents of $4,618,000. Our net cash burn rate for the nine months ended September 30, 2008, was approximately $506,000 per month. As of September 30, 2008, our working capital was $79,000. Our working capital at September 30, 2008, represented a decrease of $6,160,000 as compared to our working capital as of December 31, 2007, of $6,239,000. The decrease in working capital at September 30, 2008 reflects the net capital raised in the February private placement of $2,444,000 and new licensing agreements with RHEI, ASK and Milestone, offset by operating expenses which included manufacturing product scale-up for our new ProLindac trial and Somanta expenses. Also included in the decrease are an estimated $1,799,000 in dividends due the Series A Preferred Shareholders which we anticipate will paid in shares of Access common stock and not in cash once our registration statement has been declared effective by the SEC. As of September 30, 2008, we had one convertible note outstanding in the principle amount of $5,500,000 which is due September 13, 2011.

As of November 14, 2008, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

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

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception in 1989, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2008 of $132,841,000. We expect that our capital resources will be adequate to fund our current level of operations into the fourth quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations, acquisitions of products or companies or capital expenditures. As a result, we will be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

THIRD QUARTER 2008 COMPARED TO THIRD QUARTER 2007

Our licensing revenue for the third quarter of 2008 was $38,000 as compared to $6,000 for the same period of 2007. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. We received upfront licensing payments from SpePharm, RHEI, Milestone and ASK.

We have a sponsored research and development agreement. Our revenue from this agreement for the third quarter of 2008 was $9,000 as compared to no revenues for the same period of 2007. We recognize revenue over the term of the agreement as services are performed.

Total research and development spending for the third quarter of 2008 was $1,284,000, as compared to $596,000 for the same period in 2007, an increase of $688,000. The increase in expenses was primarily due to:

•	costs for product manufacturing for a new ProLindac clinical trial expected to start in early 2009 ($259,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($113,000);
•	costs for studies with contract laboratories and universities ($96,000);
•	higher scientific consulting expenses ($152,000); and
•	other net increases in research spending ($68,000).

Total general and administrative expenses were $1,439,000 for the third quarter of 2008, an increase of $439,000 compared to 2007 expenses of $1,000,000. The increase in spending was due primarily to the following:

•	possible liquidated damages that may be due under the agreement with investors ($366,000);
•	higher patent expenses and license fees ($243,000);
•	lower salary related expenses due to stock option expenses ($126,000); and
•	other net decreases in general and administrative expenses ($44,000).

Depreciation and amortization was $66,000 for the third quarter of 2008 as compared to $61,000 for the same period in 2007. The increase in depreciation and amortization was due to assets acquired in the Somanta acquisition and capital expenditures.

Total operating expenses for the third quarter of 2008 were $2,789,000 as compared to total operating expenses of $1,657,000 for same quarter in 2007, an increase of $1,132,000.

Interest and miscellaneous income was $62,000 for the third quarter of 2008 as compared to $12,000 for the same quarter of 2007, an increase of $50,000. The increase in interest and miscellaneous income was due higher cash balances during the third quarter of 2008 versus the same quarter in 2007 and miscellaneous income received in the third quarter of 2008.

Interest and other expense was $126,000 for the third quarter of 2008 as compared to $318,000 in 2007, a decrease of $192,000. The decrease in interest and other expense was due to $9,015,000 of convertible notes that were outstanding at September 30, 2007, that were not outstanding at September 30, 2008. The convertible notes were exchanged for preferred stock in November 2007.

Preferred stock dividends of $523,000 were accrued for the third quarter of 2008. Dividends are paid semi-annually in either cash or common stock. There was no preferred stock outstanding at September 30, 2007.

Net loss allocable to common stockholders for the third quarter of 2008 was $3,329,000, or a $0.57 basic and diluted loss per common share, compared with a loss of $1,957,000, or a $0.55 basic and diluted loss per common share for the same period in 2007, an increased loss of $1,372,000.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Our licensing revenue for the first nine months of 2008 was $77,000 as compared to $6,000 for the same period of 2007. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. We received upfront licensing payments from SpePharm, RHEI, Milestone and ASK.

We have a sponsored research and development agreement. Our revenue from this agreement for the first nine months of 2008 was $140,000 as compared to no revenues for the same period of 2007. We recognize revenue over the term of the agreement as services are performed.

Total research and development spending for the first nine months of 2008 was $12,108,000, as compared to $1,532,000 for the same period in 2007, an increase of $10,576,000. The increase in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	costs for product manufacturing for a new ProLindac clinical trial expected to start in early 2009 ($1,047,000);
•	higher scientific consulting expenses ($306,000);
•	higher salary and related cost due to the hiring of additional scientific staff ($219,000); and
•	other net increases in research spending ($125,000).

Total general and administrative expenses were $3,372,000 for the first nine months of 2008, an increase of $120,000 over 2007 expenses of $3,252,000. The increase in spending was due primarily to the following:

•	accrual of liquidated damages that may be due under an investor rights agreement with certain investors ($415,000);
•	higher patent expenses and license fees ($391,000);
•	higher general business consulting expenses ($69,000);
•	lower salary related expenses due to stock option expenses ($467,000);
•	lower salary and other salary related expenses ($213,000); and
•	other net decreases in general and administrative expenses ($75,000).

Depreciation and amortization was $197,000 for the first nine months of 2008 as compared to $210,000 for the same period in 2007 reflecting a decrease of $13,000. The decrease in depreciation and amortization was due to certain assets becoming fully depreciated.

Total operating expenses for the first nine months of 2008 were $15,677,000 as compared to total operating expenses of $4,994,000 for same period in 2007, an increase of $10,683,000.

Interest and miscellaneous income was $167,000 for the first nine months of 2008 as compared to $72,000 for the same period of 2007, an increase of $95,000. The increase in interest and miscellaneous income was due higher cash balances during the third quarter of 2008 versus the same quarter in 2007.

Interest and other expense was $351,000 for the first nine months of 2008 as compared to $3,277,000 in 2007, a decrease of $2,926,000. The decrease in interest and other expense was due to amortization of the discount on certain convertible notes and the amortization of certain additional notes recognized in 2007. In addition, the decrease in interest and other expense was due to $9,015,000 of convertible notes that were outstanding at September 30, 2007, that were not outstanding at September 30, 2008. The convertible notes were exchanged for preferred stock in November 2007.

On February 4, 2008, we issued 272.5 shares of our Series A Preferred Stock. The shares are convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008, a new conversion price was calculated for the Series A Preferred Stock and was considered to be “in the money” at the time of the agreement to exchange the convertible notes for preferred stock. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion feature was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008. The change was due to preferred stock dividends and the beneficial conversion feature associated with the warrants issued in association with the sale of preferred stock in November 2007.

Preferred stock dividends of $1,565,000 were accrued for the first nine months of 2008. Dividends are paid semi-annually in either cash or common stock. There was no preferred stock outstanding at September 30, 2007.

Net loss allocable to common stockholders for the first nine months of 2008 was $18,517,000, or a $3.30 basic and diluted loss per common share, compared with a loss of $8,193,000, or a $2.31 basic and diluted loss per common share for the same period in 2007, an increased loss of $10,324,000.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we identified and continue to have the following material weakness in our internal controls over financial reporting:

Inadequate resources and technical accounting expertise The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Pursuant to issuing Series A Preferred Stock and warrants, Access entered into an Investor Rights Agreement with the purchasers of Series A Preferred Stock. The Investor Rights Agreement requires, among other things, that under certain circumstances Access maintain an effective registration statement for common stock issuable upon conversion of Series A Preferred Stock or upon exercise of certain warrants. If Access fails to maintain such an effective registration statement it may be required to pay liquidated damages to the holders of such Series A Preferred Stock and warrants for the period of time in which an effective registration statement was required to be in place but was not in place. Access is required to accrue liquidated damages at a rate of 1% per month, of the holders’ total investment amount with respect to securities that are required to be registered but are not covered by an effective registration statement. Such liquidated damages shall continue to accrue until a registration statement is declared effective, such securities are no longer required to be covered by a registration statement, or until such damages reach the maximum amount of 10% of the holders’ total investment amount. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

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

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the dividend shares, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event a registration statement is not in place, and shares of restricted stock have not been paid for such dividends, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. At this time the Company has paid no dividends and has accrued as of September 30, 2008, dividends payable of $1,799,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement as more fully described in Item 1A to this Form 10-Q. As of September 30, 2008, the Securities and Exchange Commission had not yet declared the registration statement effective, and as a result, the Company accrued $415,000 in liquidated damages as of September 30, 2008. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

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

3.11
Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)

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

ACCESS PHARMACEUTICALS, INC.

Date:	November 14, 2008	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2008	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	September 30, 2008 (unaudited)	December 31, 2007 (audited)
Current assets Cash and cash equivalents Short term investments, at cost Receivables Receivables due from Somanta Pharmaceuticals Prepaid expenses and other current assets	$ 201,000 4,417,000 330,000 - 110,000	$ 159,000 6,762,000 35,000 931,000 410,000
Total current assets	5,058,000	8,297,000
Property and equipment, net	100,000	130,000
Patents, net	584,000	710,000
Other assets	12,000	12,000
Total assets	$ 5,754,000	$ 9,149,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities Accounts payable and accrued expenses Dividends payable Accrued interest payable Current portion of deferred revenue Current portion of long-term debt	$ 2,571,000 1,799,000 445,000 164,000 -	$ 1,537,000 259,000 130,000 68,000 64,000
Total current liabilities	4,979,000	2,058,000
Long-term deferred revenue Long-term debt	2,286,000 5,500,000	910,000 5,500,000
Total liabilities	12,765,000	8,468,000
Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock - $.01 par value; authorized 2,000,000 shares;
3,251.8617 issued at September 30, 2008; 3,227.3617 issued
at December 31, 2007
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 6,485,791 at September 30, 2008 and 3,585,458 at
     December 31, 2007
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit

	- 65,000 126,814,000 (1,045,000) (4,000) (132,841,000)	- 36,000 116,018,000 (1,045,000) (4,000) (114,324,000)
Total stockholders' equity (deficit)	(7,011,000)	681,000
Total liabilities and stockholders' equity (deficit)	$ 5,754,000	$ 9,149,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Revenues
License revenues	$38,000	$6,000	$77,000	$6,000
Sponsored research and development	9,000	-	140,000	-
Total revenues	47,000	6,000	217,000	6,000

Expenses
Research and development	1,284,000	596,000	12,108,000	1,532,000
General and administrative	1,439,000	1,000,000	3,372,000	3,252,000
Depreciation and amortization	66,000	61,000	197,000	210,000
Total expenses	2,789,000	1,657,000	15,677,000	4,994,000

Loss from operations	(2,742,000)	(1,651,000)	(15,460,000)	(4,988,000)

Interest and miscellaneous income	62,000	12,000	167,000	72,000
Interest and other expense	(126,000)	(318,000)	(351,000)	(3,277,000)
	(64,000)	(306,000)	(184,000)	(3,205,000)
Net loss	(2,806,000)	(1,957,000)	(15,644,000)	(8,193,000)

Less preferred stock dividends	523,000	-	2,873,000	-
Net loss allocable to common stockholders	$(3,329,000)	$(1,957,000)	$(18,517,000)	$(8,193,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.57)	$(0.55)	$(3.30)	$(2.31)

Weighted average basic and diluted common shares outstanding	5,803,457	3,575,114	5,607,247	3,544,181

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,644,000)	$(8,193,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	197,000	210,000
Stock option expense	244,000	810,000
Stock issued for services	307,000	44,000
Acquired in-process research and development	8,879,000	-
Amortization of debt costs and discounts	-	2,316,000
Loss on sale of asset	-	2,000
Changes in operating assets and liabilities:
Receivables	(295,000)	(502,000)
Prepaid expenses and other current assets	(85,000)	(247,000)
Other assets	-	1,000
Accounts payable and accrued expenses	30,000	369,000
Dividends payable	(25,000)	-
Accrued interest payable	315,000	953,000
Deferred revenue	1,472,000	994,000
Net cash used in operating activities	(4,605,000)	(3,243,000)

Cash flows from investing activities:
Capital expenditures	(28,000)	(18,000)
Somanta acquisition, net of cash acquired	(65,000)	-
Proceeds from sale of asset	-	13,000
Redemptions of short term investments and certificates of deposit	2,345,000	2,680,000
Net cash provided by investing activities	2,252,000	2,675,000

Cash flows from financing activities:
Payments of notes payable	(64,000)	-
Proceeds from preferred stock issuances, net of costs	2,444,000	-
Proceeds from exercise of common stock options	15,000	35,000
Net cash provided by financing activities	2,395,000	35,000

Net increase (decrease) in cash and cash equivalents	42,000	(533,000)
Cash and cash equivalents at beginning of period	159,000	1,194,000
Cash and cash equivalents at end of period	$201,000	$661,000

Supplemental cash flow information:
Cash paid for interest	$9,000	$5,000

Supplemental disclosure of noncash transactions:
Shares issued for payables	1,576,000	-
Preferred stock dividends in dividends payable	1,799,000	-
Accrued interest capitalized	-	511,000
Beneficial conversion feature – February 2008 preferred stock dividends November 2007 preferred stock dividends correction	857,000 451,000	- -
Preferred stock issuance costs paid in cash	281,000	-

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2008, and 2007, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2007, contains financial information taken from the audited financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the fourth quarter of 2009. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2008		December 31, 2007
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 1,680	$ 1,096	$ 1,680	$ 970

Amortization expense related to intangible assets totaled $42,000 and $126,000 for each of the three and nine months ended September 30, 2008, respectively, and totaled $42,000 and $151,000 for each of the three and nine months ended September 30, 2007, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2008, is as follows (in thousands):

2008	$ 42
2009	168
2010	168
2011	168
2012	38

Total	$ 584

(3)           Liquidity

The Company incurred significant losses from losses allocable to common stockholders of $18,517,000 for the nine months ended September 30, 2008, $36,652,000 for the year ended December 31, 2007, and $12,874,000 for the year ended December 31, 2006. At September 30, 2008, our working capital was $79,000. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the fourth quarter of 2009. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources and enter into future licensing agreements with our products within the next twelve months.

(4)           Somanta Acquisition

On January 4, 2008, we acquired all the outstanding shares of Somanta Pharmaceuticals, Inc (“Somanta”). Somanta was engaged in the pharmaceutical development business. We anticipate that the acquisition will add additional product pipelines and complement our existing product pipelines. Total consideration paid in connection with the acquisition included:

•
Approximately 1.5 million shares of Access common stock were issued to the common and preferred shareholders of Somanta as consideration having a value of approximately $4,650,000 (the value was calculated using Access’ stock price on January 4, 2008, times the number of shares issued);

•
exchange of all outstanding warrants for Somanta common stock for warrants to purchase 191,991 shares of Access common stock at exercise prices ranging between $18.55 and $69.57 per share. The warrants were valued at approximately $281,000. All of the warrants are exercisable immediately and expire approximately four years from date of issue. The weighted average fair value of the warrants was $1.46 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.26%, expected volatility 114% and an expected term of approximately 4 years;

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

Cash	$1
Prepaid expenses	25
Office equipment	14
Accounts payable	(2,582)
In-process research & development	8,879
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

The following unaudited pro forma information presents the 2008 and 2007 results of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. Net loss for Somanta for the 2007 period is for the three and nine months ended October 31, 2007, based on its fiscal year. Amounts are shown in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net loss	$(3,329)	$(2,454)	$(18,517)	$(14,627)

Net loss per common shares (basic and diluted)	$(0.57)	$(0.48)	$(3.30)	$(2.90)

Weighted average common shares outstanding (basic and diluted)	5,803	5,075	5,607	5,044

(5)           Equity

On February 4, 2008, we entered into securities purchase agreements (the “Purchase Agreements”) with accredited investors whereby we agreed to sell 272.50 shares of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series A Preferred Stock”) and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

In connection with the preferred stock offering, we issued warrants for placement agent fees to purchase a total of 45,417 shares of common stock. All of the warrants are exercisable immediately and expire six years from the date of issue. The fair value of the warrants was $2.29 per share on the date of grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and an expected term of 6 years.

The shares of Series A Preferred Stock are initially convertible into common stock at $3.00 per share. Based on the price of our common stock on February 4, 2008, a new conversion price was calculated for accounting purposes. As a result of the change in conversion price for accounting purposes the preferred stock and was considered to be “in the money”. This resulted in a beneficial conversion feature. The preferred stockholder has the right at any time to convert all or any lesser portion of the Series A Preferred Stock into common stock. This resulted in an intrinsic value of the preferred stock. The difference between the implied value of the preferred stock and the beneficial conversion option was treated as preferred stock dividends of $857,000.

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008 as a result of a prior year correction. The change was due to preferred stock dividends and the beneficial conversion features associated with the warrants issued in connection with the November 2007 preferred stock agreement. The Company determined that the adjustment would have an immaterial effect to the Company’s consolidated financial statements for the year ended December 31, 2007, and the nine month period ended September 30, 2008, based on management’s qualitative and quantitative analysis relative to its materiality consistent with the applicable accounting guidance.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement as more fully described in Item 1A to this Form 10-Q. As of September 30, 2008, the Securities and Exchange Commission had not yet declared the registration statement effective, and as a result, the Company accrued $415,000 in liquidated damages as of September 30, 2008. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

During the first quarter of 2008, $1,576,000 of Somanta Pharmaceuticals’ acquired accounts payable were settled by issuing 538,508 shares of Access common stock and warrants to purchase 246,753 shares of Access common stock at an exercise price of $3.50 per share. The value of the shares and warrants issued was determined based on the fair value of the accounts payable.

Preferred stock dividends of $1,565,000 were accrued for the first nine months of 2008. Dividends are required to be paid semi-annually in either cash or common stock.

(6)           Stock Based Compensation

For the three and nine months ended September 30, 2008, we recognized stock-based compensation expense of $104,000 and $244,000, respectively, and $207,000 and $810,000 for the three and nine months ended September 30, 2007, respectively.

We granted no stock options during the third quarter of 2008. For the second quarter of 2008, we granted 305,000 stock options at a weighted average grant price of $2.73 under the terms of our 2005 Equity Incentive Plan. We granted no stock options during the first quarter of 2008.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2008, and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$39,000	$190,000	$78,000	$761,000
General and administrative	65,000	17,000	166,000	49,000
Stock-based compensation expense	104,000	207,000	244,000	810,000
included in operating expense

Our weighted average Black-Scholes fair value assumptions used to value the 2008 and 2007 first nine months grants are as follows:

	9/30/08
Expected life	6.2	yrs
Risk free interest rate	3.0%
Expected volatility(a)	133%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(7)         Definitive Merger Agreement and Loan

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

On August 27, 2008, we entered into a Note Purchase Agreement with MacroChem Corporation in order for Access to loan MacroChem amounts to keep certain of their licenses and vendors current. As of September 30, 2008, we loaned MacroChem $225,000.