Form 10-Q
period 2009-05-19
ACCESS PHARMACEUTICALS INC
filed 2009-05-19
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 18, 2009, there were 11,315,272 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also as of May 18, 2009, there were 3,242.8617 shares of Series A Convertible Preferred Stock issued and outstanding, and such shares were convertible into 10,809,539 shares of Common Stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at March 31, 2009
	(unaudited) and December 31, 2008 (unaudited)	12

	Condensed Consolidated Statements of Operations (unaudited) for the
	three months ended March 31, 2009 and March 31, 2008	13

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three months ended March 31, 2009	14

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	three months ended March 31, 2009 and March 31, 2008	15

	Notes to Unaudited Condensed Consolidated Financial Statements	16

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Under Senior Securities	8

Item 4	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		11

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Quarterly Report to conform such statements to actual results.

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

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (“FDA”). On April 22, 2009, we announced that MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm.

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We recently completed a Phase 2 clinical trial on ProLindac in the EU in patients with ovarian cancer. The clinical study had positive safety and efficacy results. We are currently planning a number of combination trials, looking at combining ProLindac with other cancer agents such as taxol and gemcitabine, in solid tumor indications including colorectal and ovarian. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

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

•
EcoNail is a proprietary lacquer formulation of the anti-fungal econazole and our Soft Enhancement of Percutaneous Absorption (SEPA) technology for the treatment of onychomycosis. A Phase 2 clinical trial on EcoNail was recently completed and we are currently evaluating its development and partnering strategy.

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

•	Prodrax® is our non-toxic prodrug which is activated in the hypoxic zones of solid tumors to kill cancer cells. This product is in preclinical development.
•	Cobalamin-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells.

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	(510k) Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Pexiganan	Genaera Corp.	Small peptide	Diabetic foot ulcer infections	Phase 3
EcoNail	Access	SEPA	Onychomycosis	Phase 2
Phenylbutyrate (PB)	National Institute of Health	Small molecule	Cancer	Phase 2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Prodrax®	Univ of London	Small molecule	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” under Item 1 in our Annual Report on Form 10-K for the year endedDecember 31, 2008.
(2)	Licensed from the School of Pharmacy, The University of London. Subject to a 1% royalty and milestone payments on sales.

RECENT EVENTS

On April 22, 2009, we announced that MuGard, our proprietary polymer-based oral mucositis product was launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm, a pan-European specialty pharmaceutical company dedicated to the provision of high medical value medicines in supportive and critical care.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing fees provided some funding for operations during the quarter ended March 31, 2009. As of March 31, 2009, our cash and cash equivalents were $2,206,000 and our net cash burn rate for the quarter ended March 31, 2009, was approximately $165,000 per month. As of March 31, 2009, our working capital deficit was $4,014,000. Our working capital deficit at March 31, 2009 represented a decrease of $778,000 as compared to our working capital deficit as of December 31, 2008 of $4,792,000. The decrease in the working capital deficit at March 31, 2009 reflects milestone payments from our licensing agreements offset by operating expenses which included manufacturing product scale-up for our new ProLindac trial and MacroChem expenses. As of March 31, 2009, we had one convertible note outstanding in the principle amount of $5.5 million which is due September 13, 2011.

As of March 31, 2009, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2009 of $238,619,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

FIRST QUARTER 2009 COMPARED TO FIRST QUARTER 2008

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Appendix D of Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations,” for entities under common control.

Our licensing revenue for the first quarter of 2009 was $41,000 as compared to $17,000 for 2008, an increase of $24,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We had sponsored research and development income of $21,000 in 2008. The research and development agreement was completed in 2008.

Total research and development spending for the first quarter of 2009 was $687,000, as compared to $10,157,000 for 2008, a decrease of $9,470,000. The decrease in expenses was primarily due to:

•	the Somanta acquisition on January 4, 2008, resulted in a first quarter 2008 one-time non cash in-process research and development expense of ($8,879,000);
•	research and development expenses incurred by MacroChem in the first quarter of 2008 which are no longer ongoing ($512,000);
•	costs for product manufacturing for a new ProLindac clinical trial in 2008 ($135,000); and
•	offset by other net increases in research spending ($56,000).

Total general and administrative expenses were $1,247,000 for the first quarter of 2009, a decrease of $592,000 compared to 2008 expenses of $1,839,000 for the same quarter. The decrease in expenses was due primarily to the following:

•	general and administrative expenses incurred by MacroChem in the first quarter of 2008 that are no longer ongoing ($819,000);
•	lower professional fees ($82,000);
•	lower salary and other salary related expenses ($45,000);
•	other net decreases in general and administrative expenses ($108,000);
•	offset by expenses related to the termination of MacroChem employees ($169,000);
•	accrual of potential liquidated damages under an investor rights agreement with certain investors ($158,000); and
•	higher patent expenses and license fees ($135,000).

Depreciation and amortization was $66,000 for the first quarter of 2009, as compared to $88,000 for 2008, a decrease of $22,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the first quarter of 2009, were $2,000,000 as compared to total operating expenses of $12,084,000 for same period in 2008, a decrease of $10,084,000.

Interest and miscellaneous income was $14,000 for the first quarter of 2009, as compared to $101,000 for the same period in 2008, a decrease of $87,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008 and lower interest rates.

Interest and other expense was $144,000 for the first quarter of 2009, as compared to $108,000 in 2008, an increase of $36,000. The increase in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were not issued until the second quarter of 2008.

Preferred stock dividends of $480,000 were accrued for the first quarter of 2009 and $1,833,000 for 2008, a decrease of $1,353,000. Preferred stock was first issued in November 2007 and subsequently in February 2008. Dividends are paid semi-annually in either cash or common stock.

In 2008, due to the issuance of preferred stock and warrants, the difference between the implied value of the preferred stock and the beneficial conversion feature was treated as preferred stock dividends of $857,000. An additional $451,000 in preferred stock dividends was recorded due to the beneficial conversion feature associated with warrants issued with the November 2007 preferred stock. Preferred stock dividends of $525,000 were accrued for the first quarter of 2008.

Net loss allocable to common stockholders for the first quarter of 2009, was $2,569,000, or a $0.24 basic and diluted loss per common share, compared with a loss of $13,886,000, or a $1.76 basic and diluted loss per common share for the same period in 2008, a decreased loss of $11,317,000.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2008 that there is a material weakness in our internal control over financial reporting. As of the date of this report on Form 10-Q, we have not remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1                   LEGAL PROCEEDINGS

None.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2009, we issued 859,172 shares of Access common stock to cancel approximately $859,000 of notes and accrued interest due to holders of MacroChem notes. The value of the shares issued was determined based on the carrying value of the debt, which was established to be the more readily determinable fair value. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In addition, we issued 95,000 shares of Access common stock to former executives of MacroChem for the settlement of employment agreements. The settlement agreements specify that a portion of the settlement be paid in common stock. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of March 31, 2009, dividends payable of $1,371,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of March 31, 2009, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, the Company accrued $833,000 in liquidated damages as of March 31, 2009. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

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

ACCESS PHARMACEUTICALS, INC.

Date:	May 19, 2009	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 19, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited) (See Note 4)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 2,206,000 130,000 124,000	$ 2,679,000 147,000 173,000
Total current assets	2,460,000	2,999,000
Property and equipment, net	83,000	95,000
Patents, net	962,000	1,015,000
Other assets	119,000	123,000
Total assets	$ 3,624,000	$ 4,232,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Notes payable Current portion of deferred revenue	$ 3,698,000 910,000 1,371,000 234,000 - 261,000	$ 3,967,000 798,000 1,896,000 136,000 825,000 169,000
Total current liabilities	6,474,000	7,791,000
Long-term deferred revenue Long-term debt	3,620,000 5,500,000	2,270,000 5,500,000
Total liabilities	15,594,000	15,561,000
Commitments and contingencies

Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized 2,000,000 shares; 3,242.8617 issued at March 31, 2009 and at
  December 31, 2008
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 11,315,272 at March 31, 2009 and 9,467,474 at
     December 31, 2008
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit

	- 113,000 227,585,000 (1,045,000) (4,000) (238,619,000)	- 95,000 225,675,000 (1,045,000) (4,000) (236,050,000)
Total stockholders' deficit	(11,970,000)	(11,329,000)
Total liabilities and stockholders' deficit	$ 3,624,000	$ 4,232,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2009	2008
	(See Note 4)	(See Note 4)
Revenues
License revenues	$41,000	$17,000
Sponsored research and development	-	21,000
Total revenues	41,000	38,000

Expenses
Research and development	687,000	10,157,000
General and administrative	1,247,000	1,839,000
Depreciation and amortization	66,000	88,000
Total expenses	2,000,000	12,084,000

Loss from operations	(1,959,000)	(12,046,000)

Interest and miscellaneous income	14,000	101,000
Interest and other expense	(144,000)	(108,000)
	(130,000)	(7,000)
Net loss	(2,089,000)	(12,053,000)
Less preferred stock dividends	480,000	1,833,000
Net loss allocable to common stockholders	$(2,569,000)	$(13,886,000)

Basic and diluted loss per common share Net loss allocable to common stockholders	$(0.24)	$(1.76)

Weighted average basic and diluted common shares outstanding	10,497,219	7,880,259

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

	Common Stock		Preferred Stock			Notes
					Additional	receivable
					paid-in	from	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	stockholders	stock	deficit

Access-MacroChem, as if combined at December 31, 2008 (See Note 4)	9,467,000	$95,000	3,242.8617	$-	$225,675,000	$(1,045,000)	$(4,000)	$(236,050,000)
Common stock issued for preferred dividends	894,000	9,000	-	-	847,000	-	-	-
Warrants issued for services	-	-	-	-	24,000	-	-	-
Stock option compensation expense	-	-	-	-	56,000	-	-	-
Common stock issued to MacroChem noteholders for notes and accrued interest	859,000	8,000	-	-	851,000	-	-	-
Common stock issued to former MacroChem executives	95,000	1,000	-	-	132,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(480,000)
Net loss	-	-	-	-	-	-	-	(2,089,000)
Balance at March 31, 2009	11,315,000	$113,000	3,242.8617	$-	$227,585,000	$(1,045,000)	$(4,000)	$(238,619,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,089,000)	$(12,053,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,000	88,000
Stock option expense	56,000	170,000
Stock and warrants issued for services	157,000	20,000
Acquired in-process research and development	-	8,879,000
Change in operating assets and liabilities:
Receivables	17,000	35,000
Prepaid expenses and other current assets	49,000	(302,000)
Other assets	4,000	(35,000)
Accounts payable and accrued expenses	(157,000)	(1,290,000)
Dividends payable	(149,000)	-
Accrued interest payable	132,000	103,000
Deferred revenue	1,442,000	(4,000)
Net cash used in operating activities	(472,000)	(4,389,000)

Cash flows from investing activities:
Capital expenditures	(2,000)	(22,000)
Proceeds from sale of asset	1,000	-
Redemption of short-term investments and certificate of deposits	-	599,000
Somanta acquisition, net of cash acquired	-	(65,000)
Net cash provided by (used in) investing activities	(1,000)	512,000

Cash flows from financing activities:
Payments of notes payable	-	(64,000)
Proceeds from preferred stock issuances, net of costs	-	2,444,000
Net cash provided by financing activities	-	2,380,000

Net decrease in cash and cash equivalents	(473,000)	(1,497,000)
Cash and cash equivalents at beginning of period	2,679,000	2,583,000
Cash and cash equivalents at end of period	$2,206,000	$1,086,000

Supplemental cash flow information:
Cash paid for interest	$-	$5,000

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	859,000	1,576,000
Shares issued for dividends on preferred stock	856,000	-
Preferred stock dividends in dividends payable	480,000	525,000
Beneficial conversion feature – February 2008 preferred stock dividends November 2007 preferred stock dividends correction	- -	857,000 451,000
Preferred stock issuance costs paid in cash	-	281,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of March 31, 2009, and the consolidated statements of operations and cash flows for the three months ended March 31, 2009, and 2008, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2008, contains financial information taken from the audited Access financial statements as of that date and is combined with the unaudited financial data from MacroChem, as further defined in Note 4.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2010. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Appendix D of Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations,” for entities under common control. See also Note 4.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2009		December 31, 2008
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 1,662	$ 2,624	$ 1,609

Amortization expense related to intangible assets totaled $53,000 for the three months ended March 31, 2009 and totaled $42,000 for the three months ended March 31, 2008. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2009, is as follows (in thousands):

2009	$ 159
2010	212
2011	212
2012	82
2013	44
over 5 years	253

Total	$ 962

(3)           Liquidity

The Company incurred significant losses allocable to common stockholders of $2,569,000 for the three months ended March 31, 2009 and $30,878,000 for the year ended December 31, 2008. At March 31, 2009, our working capital deficit was $4,014,000. We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources and enter into future licensing agreements for our products within the next twelve months.

(4)           MacroChem Acquisition

On February 25, 2009, the Company issued approximately 2,500,000 shares of its common stock in exchange for 100% of the outstanding stock and warrants of MacroChem Corporation (“MacroChem”). MacroChem’s principal activities are to develop and seek to commercialize pharmaceutical products using its proprietary drug delivery technologies. Its portfolio of proprietary product candidates is based on its drug delivery technologies: Soft Enhancement of Percutaneous Absorption (SEPA), MacroDerm and DermaPass. Its SEPA topical drug delivery technology enhances the efficiency and rate of diffusion of drugs into and through the skin. Currently, it has two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and Pexiganan, for the treatment of mild diabetic foot infection (DFI).

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Appendix D of Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations,” for entities under common control.

Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Appendix D of Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations,” for entities under common control.

Upon acquisition, all outstanding warrants and any other dilutive instruments in MacroChem’s stock were cancelled. The in-the-money warrants converted with the common stock. In addition to the merger, the noteholders of MacroChem agreed to exchange their notes and interest due on the notes in the total amount of $859,000 for 859,000 restricted shares of the Access’ common stock. The value of the shares issued was determined based on the carrying value of the debt, which was established to be the more readily determinable fair value.

In addition, we issued 95,000 shares of Access common stock to former executives of MacroChem for the settlement of employment agreements. The settlement agreements specify that a portion of the settlement be paid in common stock.

In connection with the exchange of equity interests, $106,000 in merger costs were expensed.

The income statement for all periods presented reflects the combined carrying amount of revenue and expenses. Below is a reconciliation of summary financial data for the quarter ended March 31, 2009 and the combined MacroChem financial data for the quarter ended March 31, 2008 and the twelve months eded December 31, 2008. The balance sheet as of December 31, 2008 also reflects the combined entities.

Following is a summary balance sheet at December 31, 2008:

	December 31, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined
Current assets	$3,550,000	$ 84,000	$ 2,999,000
Total assets	4,257,000	610,000	4,232,000
Current liabilities	4,906,000	2,060,000	7,791,000
Long-term debt	5,500,000	-	5,500,000
Stockholders’ deficit	(8,394,000)	(2,937,000)	(11,329,000)

Intercompany receivables/payables of $635,000 were eliminated.

 Following is a summary statement of operations for the three months ended March 31, 2009 and March 31, 2008 and for the year ended December 31, 2008:

	For the three months ended March 31, 2009			For the year ended December 31, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$40,000	$1,000	$41,000	$291,000	$4,000	$295,000

Expenses
Research and development	687,000	-	687,000	12,613,000	10,618,000	23,231,000
General and administrative	1,108,000	139,000	1,247,000	4,340,000	3,506,000	7,846,000
Depreciation and amortization	52,000	14,000	66,000	253,000	55,000	308,000
Total expenses	1,847,000	153,000	2,000,000	17,206,000	14,179,000	31,385,000

Loss from operations	(1,807,000)	(152,000)	(1,959,000)	(16,915,000)	(14,175,000)	(31,090,000)

Interest and miscellaneous income	14,000	-	14,000	178,000	33,000	211,000
Interest and other expense	(118,000)	(26,000)	(144,000)	(478,000)	(237,000)	(715,000)
Gain on change in value of warrant liability	-	-	-	-	4,074,000	4,074,000
	(104,000)	(26,000)	(130,000)	(300,000)	3,870,000	3,570,000
Loss from operations	(1,911,000)	(178,000)	(2,089,000)	(17,215,000)	(10,305,000)	(27,520,000)
Less preferred stock dividends	(480,000)	-	(480,000)	(3,358,000)	-	(3,358,000)
Net loss allocable to common stockholders	$(2,391,000)	$(178,000)	$(2,569,000)	$(20,573,000)	$(10,305,000)	$(30,878,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(0.24)	-	-	$(3.70)
Weighted average basic and diluted common shares outstanding	-	-	10,497,219	-	-	8,354,031

	For the three months ended March 31, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$38,000	$ -	$38,000

Expenses
Research and development	9,645,000	512,000	10,157,000
General and administrative	889,000	950,000	1,839,000
Depreciation and amortization	67,000	21,000	88,000
Total expenses	10,601,000	1,483,000	12,084,000

Loss from operations	(10,563,000)	(1,483,000)	(12,046,000)

Interest and miscellaneous income	76,000	25,000	101,000
Interest and other expense	(108,000)	-	(108,000)
	(32,000)	25,000	(7,000)
Loss from operations	(10,595,000)	(1,458,000)	(12,053,000)
Less preferred stock dividends	(1,833,000)	-	(1,833,000)
Net loss allocable to common stockholders	$(12,428,000)	$(1,458,000)	$(13,886,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$ (1.76)
Weighted average basic and diluted common shares outstanding	-	-	7,880,259

(5)           Stock Based Compensation

For the three months ended March 31, 2009 we recognized stock-based compensation expense of $56,000. For the three months ended March 31, 2008 we recognized stock-based compensation expense of $170,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2009, and 2008:

	Three months ended March 31,
	2009	2008
Research and development (Access)	$36,000	$13,000
Research and development (MacroChem)	-	113,000
General and administrative	20,000	44,000
Stock-based compensation expense included in operating expense	$56,000	$170,000

We granted no stock options during the first quarter of 2009 or 2008. MacroChem options were cancelled and are no longer outstanding.