Form 10-Q
period 2009-06-30
ACCESS PHARMACEUTICALS INC
filed 2009-08-13
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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
Yes ☐ No ☑

As of August 12, 2009, there were 12,225,036 shares of Access Pharmaceuticals, Inc. Common Stock issued and outstanding. Also as of August 12, 2009, there were 3,120.3617 shares of Series A Convertible Preferred Stock issued and outstanding, and such shares were convertible into 10,401,196 shares of Common Stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2009
	(unaudited) and December 31, 2008 (unaudited)	15

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and six months ended June 30, 2009 and June 30, 2008	16

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the six months ended June 30, 2009	17

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2009 and June 30, 2008	18

	Notes to Unaudited Condensed Consolidated Financial Statements	19

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Under Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		14

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

ITEM 1.                       FINANCIAL STATEMENTS

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

•	Cobalamin-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells.

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	(510k) Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Angiolix®	Immunodex, Inc.	Humanized monoclonal antibody	Cancer	Pre-clinical
Cobalamin-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” under Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT EVENTS

On August 3, 2009, we announced that we commenced a new clinical study of ProLindac in France. The study will examine dose levels and regimens of ProLindac monotherapy in cancer patients, provide additional data to support design of combinations studies, and extend the safety database. Two ovarian cancer patients have been enrolled in the study to date, and it is anticipated 6 to 12 patients will be enrolled this year in advance of enrolling patients in trial evaluating ProLindac in combination with other chemotherapies.

On July 29, 2009, we announced that we are evaluating strategic options for the commercialization of MuGard in North America. Frank Jacobucci, formerly President & CEO of Milestone Biosciences, has joined Access as a consultant, and will assist with ongoing reimbursement, manufacturing and commercial launch activities at Access, while discussions with potential licensee and co-promotion partners is ongoing.

On July 23, 2009 we announced that our European partner, SpePharm, is collecting data from a post approval study of MuGard in head and neck cancer patients undergoing radiation treatment in the UK showing prevention of oral mucositis. In a multi-center study expected to enroll a total of 280 patients, patients are provided with seven weeks of MuGard therapy, and begin using MuGard one week prior to radiation treatment and then throughout the subsequent six weeks of planned therapy. The first 140 patients being treated in this assessment study have been enrolled and treated, and as of the time of the update, none of these patients have experienced any oral mucositis.

On July 7, 2009 we announced new preclinical data demonstrating that thiarabine shows remarkable efficacy in the prevention and treatment of rheumatoid arthritis (RA). In a well-established animal model for RA, an exceptional restoration of joint structure was observed in the studies, which were conducted at Wayne State University School of Medicine and at Southern Research Institute.

On June 17, 2009 we announced that we signed evaluation agreements with two biopharmaceutical companies for our Cobalamin™ Oral Drug Delivery Technology. Under the terms of the agreements, both companies plan to evaluate Access’ oral insulin product in preclinical models as a prerequisite to entering licensing discussions.

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. In addition, we cancelled all of the outstanding debt of MacroChem in exchange for the issuance of 859,172 shares of our unregistered common stock.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing fees provided some funding for operations during the quarter ended June 30, 2009. As of June 30, 2009, our cash and cash equivalents were $1,231,000 and our net cash burn rate for the six months ended June 30, 2009, was approximately $241,000 per month. As of June 30, 2009, our working capital deficit was $5,842,000. Our working capital deficit at June 30, 2009 represented an increase of $1,187,000 as compared to our working capital deficit as of December 31, 2008 of $4,655,000. The increase in the working capital deficit at June 30, 2009 reflects milestone payments from our licensing agreements offset by operating expenses which included manufacturing product scale-up for our new ProLindac trial and MacroChem expenses. As of June 30, 2009, we had one convertible note outstanding in the principle amount of $5.5 million which is due September 13, 2011.

After the quarter closed we received $1,000,000 in license receipts from an existing license agreement. Our cash balance at August 12, 2009 was $1,553,000.

As of June 30, 2009, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2009 of $241,226,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

In order to conserve cash for the operations of Access, management, employees and consultants reduced their monthly stipends. Some consultants also agreed to take common stock and warrants for their services.

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

SECOND QUARTER 2009 COMPARED TO SECOND QUARTER 2008

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

Our licensing revenue for the second quarter of 2009 was $63,000 as compared to $22,000 for 2008, an increase of $41,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We had sponsored research and development income of $110,000 in 2008. The research and development agreement was completed in 2008.

Total research and development spending for the second quarter of 2009 was $582,000, as compared to $10,855,000 for 2008, a decrease of $10,273,000. The decrease in expenses was primarily due to:

•
research and development expenses incurred by MacroChem in the second quarter of 2008, which are no longer ongoing, and MacroChem’s acquisition of Virium on April 18, 2008, which resulted in a second quarter non-cash in-process research and development expense ($9,657,000);

•	lower costs for product manufacturing for a new ProLindac clinical trial in 2009 as some manufacturing is complete and a clinical trial has started ($459,000);
•	lower salary and related expenses ($67,000);
•	lower scientific consulting expenses ($63,000) ;
•	offset by higher expenses due to the cost of option grants ($72,000); and
•	other net decreases in research spending ($99,000).

Total general and administrative expenses were $1,507,000 for the second quarter of 2009, a decrease of $772,000 compared to 2008 expenses of $2,279,000 for the same quarter. The decrease in expenses was due primarily to the following:

•	general and administrative expenses incurred by MacroChem in the second quarter of 2008 that are no longer ongoing ($1,177,000);
•	lower patent expenses ($172,000);
•	lower salary and related expenses ($17,000);
•	offset by higher business professional expenses ($214,000);
•	higher shareholder consultant expenses ($185,000);
•	higher expenses due to the cost of option grants ($96,000);
•	accrual of potential liquidated damages under an investor rights agreement with certain investors ($109,000); and
•	other net decreases in general and administrative expenses ($10,000).

Depreciation and amortization was $66,000 for the second quarter of 2009, as compared to $78,000 for 2008, a decrease of $12,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the second quarter of 2009, were $2,155,000 as compared to total operating expenses of $13,212,000 for same period in 2008, a decrease of $11,057,000 for the reasons listed above.

Interest and miscellaneous income was $2,000 for the second quarter of 2009, as compared to $40,000 for the same period in 2008, a decrease of $38,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008.

Interest and other expense was $118,000 for the second quarter of 2009, as compared to $221,000 in 2008, a decrease of $103,000. The decrease in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were issued in the second quarter of 2008.

Preferred stock dividends of $483,000 were accrued for the second quarter of 2009 and $517,000 for 2008, a decrease of $34,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the second quarter of 2009, was $2,691,000, or a $0.24 basic and diluted loss per common share, compared with a loss of $13,778,000, or a $1.69 basic and diluted loss per common share for the same period in 2008, a decreased loss of $11,087,000.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

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

Our licensing revenue for the first six months of 2009 was $104,000 as compared to $39,000 for the same period of 2008. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We have received upfront licensing payments from SpePharm Holding, B.V., RHEI, JCOM and ASK.

We had sponsored research and development income of $131,000 in 2008. The research and development agreement was completed in 2008.

Total research and development spending for the first six months of 2009 was $1,269,000, as compared to $21,012,000 for the same period in 2008, a decrease of $19,743,000. The decrease in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	research and development expenses incurred by MacroChem in the first six months of 2008, which are no longer ongoing ($465,000);
•	MacroChem’s acquisition of Virium on April 18, 2008 which resulted in a one-time non-cash in-process research and development expense ($9,657,000);
•	lower costs for product manufacturing due to the start of a new ProLindac clinical trial ($594,000);
•	lower salary and related expenses ($60,000);
•	lower scientific consulting expenses ($60,000);
•	lower travel expenses ($56,000);
•	offset by higher expenses due to option grants ($95,000); and
•	other net decreases in research spending ($67,000).

Total general and administrative expenses were $2,754,000 for the first six months of 2009, a decrease of $1,364,000 over 2008 expenses of $4,118,000. The decrease in spending was due primarily to the following:

•	general and administrative expenses incurred by MacroChem in the first six months of 2008 that are no longer ongoing ($1,996,000);
•	lower salary and related expenses ($38,000);
•	offset by higher business professional expenses ($302,000);
•	accrual of potential liquidated damages under an investor rights agreement with certain investors ($267,000);
•  higher shareholder consultant expenses ($153,000);
•	higher expenses due to the cost of option grants ($73,000); and
•	other net decreases in general and administrative expenses ($125,000).

Depreciation and amortization was $132,000 for the first six months of 2009 as compared to $166,000 for the same period in 2008 reflecting a decrease of $34,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first six months of 2009 were $4,155,000 as compared to total operating expenses of $25,296,000 for same period in 2008, a decrease of $21,141,000 for the reasons listed above.

Interest and miscellaneous income was $16,000 for the first six months of 2009 as compared to $141,000 for the same period of 2008, a decrease of $125,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008.

Interest and other expense was $262,000 for the first six months of 2009 as compared to $329,000 in 2008, a decrease of $67,000. The decrease in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were issued in the second quarter of 2008.

Preferred stock dividends of $963,000 were accrued for the first six months of 2009 and $1,042,000 for 2008, a decrease of $79,000. The decrease is due to preferred shareholders converting their ownership to common stock offset by a placement of preferred stock that closed in February 4, 2008. Dividends are paid semi-annually in either cash or common stock.

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

Net loss allocable to common stockholders for the first six months of 2009 was $5,260,000, or a $0.48 basic and diluted loss per common share, compared with a loss of $27,664,000, or a $3.45 basic and diluted loss per common share for the same period in 2008, a decreased loss of $22,404,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 9, 2009, we issued 30,000 shares of Access common stock to a former executive of MacroChem for the settlement of his employment agreement. The settlement agreements specify that a portion of the settlement be paid in common stock. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In June 2009, we issued 126,667 shares Access common stock to several consultants for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of June 30, 2009, dividends payable of $1,866,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of June 30, 2009, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, the Company accrued $992,000 in liquidated damages as of June 30, 2009. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 27, 2009 in New York, N.Y. At that meeting the following matters were submitted to a vote of the stockholders of record. The proposals were approved by the stockholders, as follows:

—	Three directors were re-elected for three years terms with the following votes:

Steven H. Rouhandeh; 14,763,704- For; and 173,600-Withheld Authority
Stephen B. Howell, MD; 14,754,551- For; and 182,753- Withheld Authority
David P. Luci; 14,670,070- For; and 267,234- Withheld Authority

The terms of office as a director of Access of each of Mark J. Ahn, Mark J. Alvino, Esteban Cvitkovic and Jeffrey B. Davis continued after the meeting.

—
A proposal to ratify the appointment of Whitley Penn LLP as independent certified public accounts for the Company for the fiscal year ending December 31, 2009 was approved with 14,764,474- For; 13,021- Against; and 35,809- Abstain.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

ACCESS PHARMACEUTICALS, INC.

Date:	August 12, 2009	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)	(unaudited) (See Note 4)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 1,231,000 15,000 56,000	$ 2,677,000 147,000 173,000
Total current assets	1,302,000	2,997,000
Property and equipment, net	70,000	95,000
Patents, net	909,000	1,015,000
Other assets	70,000	123,000
Total assets	$ 2,351,000	$ 4,230,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Notes payable Current portion of deferred revenue	$ 3,653,000 1,029,000 1,866,000 340,000 - 256,000	$ 3,824,000 798,000 1,896,000 145,000 825,000 164,000
Total current liabilities	7,144,000	7,652,000
Long-term deferred revenue Long-term debt	3,533,000 5,500,000	2,245,000 5,500,000
Total liabilities	16,177,000	15,397,000
Commitments and contingencies

Stockholders' deficit
Convertible Series A preferred stock - $.01 par value; authorized
2,000,000 shares; 3,207.8617 issued at June 30, 2009 and
3,242.8617 at December 31, 2008
Common stock - $.01 par value; authorized 100,000,000 shares;
issued, 11,613,605 at June 30, 2009 and 9,467,474 at
December 31, 2008
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit

	- 116,000 228,333,000 (1,045,000) (4,000) (241,226,000)	- 95,000 225,753,000 (1,045,000) (4,000) (235,966,000)
Total stockholders' deficit	(13,826,000)	(11,167,000)
Total liabilities and stockholders' deficit	$ 2,351,000	$ 4,230,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (See Note 4)	2009 (See Note 4)	2008 (See Note 4)
Revenues
License revenues	$63,000	$22,000	$104,000	$39,000
Sponsored research and development	-	110,000	-	131,000
Total revenues	63,000	132,000	104,000	170,000

Expenses
Research and development	582,000	10,855,000	1,269,000	21,012,000
General and administrative	1,507,000	2,279,000	2,754,000	4,118,000
Depreciation and amortization	66,000	78,000	132,000	166,000
Total expenses	2,155,000	13,212,000	4,155,000	25,296,000

Loss from operations	(2,092,000)	(13,080,000)	(4,051,000)	(25,126,000)

Interest and miscellaneous income	2,000	40,000	16,000	141,000
Interest and other expense	(118,000)	(221,000)	(262,000)	(329,000)
	(116,000)	(181,000)	(246,000)	(188,000)
Net loss	(2,208,000)	(13,261,000)	(4,297,000)	(25,314,000)

Less preferred stock dividends	483,000	517,000	963,000	2,350,000
Net loss allocable to common stockholders	$(2,691,000)	$(13,778,000)	$(5,260,000)	$(27,664,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.24)	$(1.69)	$(0.48)	$(3.45)

Weighted average basic and diluted common shares outstanding	11,406,700	8,135,869	10,954,472	8,008,064

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock			Notes
					Additional	receivable
					paid-in	from	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	stockholders	stock	deficit

Access-MacroChem, as if combined at December 31, 2008 (See Note 4)	9,467,000	$95,000	3,242.8617	$-	$225,753,000	$(1,045,000)	$(4,000)	$(235,966,000)
Common stock issued for preferred dividends	894,000	9,000	-	-	847,000	-	-	-
Warrants issued for services	-	-	-	-	24,000	-	-	-
Stock option compensation expense	-	-	-	-	56,000	-	-	-
Common stock issued to MacroChem noteholders for notes and accrued interest	859,000	8,000	-	-	851,000	-	-	-
Common stock issued to former MacroChem executives	95,000	1,000	-	-	132,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(480,000)
Net loss	-	-	-	-	-	-	-	(2,089,000)
Balance at March 31, 2009	11,315,000	113,000	3,242.8617	-	227,663,000	(1,045,000)	(4,000)	(238,535,000)

Warrants issued for services	-	-	-	-	27,000	-	-	-
Stock option compensation expense	-	-	-	-	252,000	-	-	-
Preferred stock converted into common stock	117,000	1,000	(35.0000)	-	(1,000)	-	-	-
Common stock issued to former MacroChem executives	30,000	-	-	-	64,000	-	-	-
Common stock issued for cash exercise of options	25,000	-	-	-	14,000	-	-	-
Restricted common stock issued for services	127,000	2,000	-	-	314,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(483,000)
Net loss	-	-	-	-	-	-	-	(2,208,000)
Balance at June 30, 2009	11,614,000	$116,000	3,207.8617	$-	$228,333,000	$(1,045,000)	$(4,000)	$(241,226,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,297,000)	$(25,314,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132,000	166,000
Stock option expense	308,000	673,000
Stock and warrants issued for services	564,000	100,000
Acquired in-process research and development	-	18,536,000
Change in operating assets and liabilities:
Receivables	132,000	(70,000)
Prepaid expenses and other current assets	117,000	(255,000)
Other assets	53,000	-
Accounts payable and accrued expenses	60,000	(754,000)
Dividends payable	(137,000)	(25,000)
Accrued interest payable	229,000	209,000
Deferred revenue	1,380,000	1,069,000
Net cash used in operating activities	(1,459,000)	(5,665,000)

Cash flows from investing activities:
Capital expenditures	(2,000)	(31,000)
Proceeds from sale of asset	1,000	-
Redemptions of short-term investments and certificate of deposits	-	1,470,000
Virium acquisition by MacroChem, net of cash acquired	-	(240,000)
Somanta acquisition, net of cash acquired	-	(65,000)
Net cash provided by (used in) investing activities	(1,000)	1,134,000

Cash flows from financing activities:
Proceeds from debt issuance	-	400,000
Payments of notes payable	-	(639,000)
Proceeds from exercise of common stock options	14,000	15,000
Proceeds from preferred stock issuances, net of costs	-	2,444,000
Net cash provided by financing activities	14,000	2,220,000

Net decrease in cash and cash equivalents	(1,446,000)	(2,311,000)
Cash and cash equivalents at beginning of period	2,677,000	2,582,000
Cash and cash equivalents at end of period	$1,231,000	$271,000

Supplemental cash flow information:
Cash paid for interest	$-	$8,000

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	859,000	1,576,000
Shares issued for dividends on preferred stock	856,000	-
Preferred stock dividends in dividends payable	963,000	525,000
Beneficial conversion feature – February 2008 preferred stock dividends November 2007 preferred stock dividends correction	- -	857,000 451,000
Preferred stock issuance costs paid in cash	-	281,000
Debt discount related to MacroChem convertible debt issuance	-	93,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2009 and 2008
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of June 30, 2009, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2009, and 2008, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2008, contains financial information taken from the audited Access financial statements as of that date and is combined with the unaudited financial data from MacroChem, as discussed further in Note 4.

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

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2009		December 31, 2008
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 1,715	$ 2,624	$1,609

Amortization expense related to intangible assets totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2009 and totaled $53,000 and $107,000 for each of the three and six months ended June 30, 2008. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2009 is as follows (in thousands):

2009	$ 106
2010	212
2011	212
2012	82
2013	44
over 5 years	253

Total	$ 909

(3)           Liquidity

The Company incurred significant losses allocable to common stockholders of $5,260,000 for the six months ended June 30, 2009 and $30,794,000 for the year ended December 31, 2008. At June 30, 2009, our working capital deficit was $5,842,000. We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we may be required to seek additional financing sources and enter into future licensing agreements for our products within the next twelve months.

After the quarter closed, we received $1,000,000 in license receipts from an existing license agreement. Our cash balance at August 12, 2009 was $1,553,000.

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

In addition, we issued 125,000 shares of Access common stock to former executives of MacroChem for the settlement of employment agreements.

In connection with the exchange of equity interests, $106,000 in merger costs were expensed.

The income statement for all periods presented reflects the combined carrying amount of revenue and expenses. Below is a reconciliation of summary financial data for the period ended June 30, 2009 and the combined MacroChem financial data for the six months ended June 30, 2008 and the twelve months ended December 31, 2008. The balance sheet as of December 31, 2008 also reflects the combined entities.

Following is a summary balance sheet at December 31, 2008:

	Access Pharmaceuticals	MacroChem Corporation	Combined
Current assets	$3,550,000	$82,000	$2,997,000
Total assets	4,257,000	608,000	4,230,000
Current liabilities	4,906,000	3,485,000	7,652,000
Long-term deferred revenue	2,245,000	29,000	2,245,000
Long-term debt	5,500,000	-	5,500,000
Stockholders’ deficit	(8,394,000)	(2,906,000)	(11,167,000)

Intercompany receivables/payables of $635,000 and intercompany deferred revenue of $29,000 were eliminated. Warrant liability of $104,000 is eliminated from liabilities because it was cancelled upon acquitistion

Following is a summary statement of operations for the six months ended June 30, 2009 and June 30, 2008 and for the year ended December 31, 2008:

	For the six months ended June 30, 2009			For the year ended December 31, 2008

	Access Pharmaceuticals	MacroChem Corporation	Combined	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$103,000	$1,000	$104,000	$291,000	$4,000	$295,000

Expenses
Research and development	1,269,000	-	1,269,000	12,613,000	10,698,000	23,311,000
General and administrative	2,558,000	196,000	2,754,000	4,340,000	3,044,000	7,384,000
Depreciation and amortization	105,000	27,000	132,000	253,000	55,000	308,000
Total expenses	3,932,000	223,000	4,155,000	17,206,000	13,797,000	31,003,000

Loss from operations	(3,829,000)	(222,000)	(4,051,000)	(16,915,000)	(13,793,000)	(30,708,000)

Interest and miscellaneous income	16,000	-	16,000	178,000	33,000	211,000
Interest and other expense	(236,000)	(26,000)	(262,000)	(478,000)	(433,000)	(911,000)
Gain on change in value of warrant liability	-	-	-	-	3,972,000	3,972,000
	(220,000)	(26,000)	(246,000)	(300,000)	3,572,000	3,272,000
Loss from operations	(4,049,000)	(248,000)	(4,297,000)	(17,215,000)	(10,221,000)	(27,436,000)
Less preferred stock dividends	(963,000)	-	(963,000)	(3,358,000)	-	(3,358,000)
Net loss allocable to common stockholders	$(5,012,000)	$(248,000)	$(5,260,000)	$(20,573,000)	$(10,221,000)	$(30,794,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(0.48)	-	-	$(3.69)
Weighted average basic and diluted common shares outstanding	-	-	10,954,472	-	-	8,354,031

	For the six months ended June, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$170,000	$-	$170,000

Expenses
Research and development	10,824,000	10,188,000	21,012,000
General and administrative	1,933,000	2,185,000	4,118,000
Depreciation and amortization	131,000	35,000	166,000
Total expenses	12,888,000	12,408,000	25,296,000

Loss from operations	(12,718,000)	(12,408,000)	(25,126,000)

Interest and miscellaneous income	105,000	7,000	112,000
Interest and other expense	(225,000)	(75,000)	(300,000)
	(120,000)	(68,000)	(188,000)
Loss from operations	(12,838,000)	(12,476,000)	(25,314,000)
Less preferred stock dividends	(2,350,000)	-	(2,350,000)
Net loss allocable to common stockholders	$(15,188,000)	$(12,476,000)	$(27,664,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(3.45)
Weighted average basic and diluted common shares outstanding	-	-	8,008,064

For the three months ended June, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$132,000	$-	$132,000

Expenses
Research and development	1,179,000	9,676,000	10,855,000
General and administrative	1,044,000	1,234,000	2,279,000
Depreciation and amortization	64,000	14,000	78,000
Total expenses	2,287,000	10,925,000	13,212,000

Loss from operations	(2,155,000)	(10,925,000)	(13,080,000)

Interest and miscellaneous income	29,000	11,000	40,000
Interest and other expense	(117,000)	(104,000)	(221,000)
	(88,000)	(93,000)	(181,000)
Loss from operations	(2,243,000)	(11,018,000)	(13,261,000)
Less preferred stock dividends	(517,000)	-	(517,000)
Net loss allocable to common stockholders	$(2,760,000)	$(11,018,000)	$(13,778,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(1.69)
Weighted average basic and diluted common shares outstanding	-	-	8,135,869

 (5)           Stock Based Compensation

For the three and six months ended June 30, 2009 we recognized stock-based compensation expense of $252,000 and $308,000. For the three and six months ended June 30, 2008 we recognized stock-based compensation expense of $503,000 and $673,000.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2009, and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$99,000	$26,000	$135,000	$39,000
General and administrative	153,000	477,000	173,000	634,000
Stock-based compensation expense included in operating expense	$252,000	$503,000	$308,000	$673,000

We granted 475,000 stock options during the second quarter of 2009 and granted no stock options in the same period of 2008. MacroChem options were cancelled upon acquistion by Access and are no longer outstanding.

Our weighted average Black-Scholes fair value assumptions used to value the 2009 and 2008 first six months grants are as follows:

	6/30/09	6/30/08
Expected life	5.5 yrs	6.2 yrs
Risk free interest rate	2.4%	3.0%
Expected volatility(a)	114%	133%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(6)           Related Parties

David P. Luci, one of our directors, was also the President & Chief Business Officer of MacroChem, with which we acquired on February 25, 2009 pursuant to the Merger Agreement dated July 9, 2008. We signed an amended Consulting, Settlement and Release Agreement with Mr. Luci on March 16, 2009 where he received 60,000 shares of our restricted common stock and $27,500 in a one time cash payment to settle his rights under a previous consulting agreement with MacroChem. On June 1, 2009 we signed a consulting agreement with Mr. Luci where Mr. Luci will provide consulting services to Access for cash compensation of $9,415 per month and for 200,000 shares of our restricted common stock and a cash bonus if certain events occur, as defined in the agreement. The restricted common stock vests 66,667 shares on June 1, 2009, 66,666 shares on January 1, 2010 and 66,667 shares on June 1, 2010.

(7)           Fair Value of Financial Instruments

SFAS 107-1, Interim Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items. The carrying value of the convertible long-term debt is at book value which approximates the fair value as the interest rate is at market value.

(8)           Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2009, the date the financial statements were issued.