Form 10-Q
period 2009-09-30
ACCESS PHARMACEUTICALS INC
filed 2009-11-16
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware		83-0221517
(State or other jurisdiction		(I.R.S. Employer I.D. No.)
of (I.R.S. Employer I.D. No.)

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
Yes ☐ No ☑

As of November 13, 2009, there were 13,111,382 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of November 13, 2009, there were 2,992.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 9,974,531 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2009
	(unaudited) and December 31, 2008	15
	Condensed Consolidated Statements of Operations (unaudited) for the
	three and nine months ended September 30, 2009 and September 30, 2008	16
	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the nine months ended September 30, 2009	17

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2009 and September 30, 2008	18

	Notes to Unaudited Condensed Consolidated Financial Statements	19

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Under Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		14

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our ability to secure additional financing for our operations and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one approved product, one product candidate at Phase 3 of clinical development, three product candidates in Phase 2 of clinical development and other product candidates in pre-clinical development. Further development of our product pipeline is dependent on our ability to enter into collaborative arrangements or to otherwise raise or generate sufficient resources. Our description of our business, including our list of products and patents, takes into consideration our acquisition of MacroChem Corporation which closed February 25, 2009.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing approval in the U.S. from the Food & Drug Administration (“FDA”). MuGard has been launched in Germany, Italy, UK and Greece  by our European commercial partner, SpePharm.

•
Our lead product candidate in development for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We recently completed a Phase 2 clinical trial on ProLindac in the EU in patients with ovarian cancer. The clinical study had positive safety and efficacy results. We are currently planning a number of combination trials, looking at combining ProLindac with other cancer agents such as taxol and gemcitabine, in solid tumor indications including colorectal and ovarian. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has generated cumulative sales in excess of $2.0 billion.

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

RECENT EVENTS

On October 6, 2009, we announced the signing of an agreement with iMedicor for the North American launch of MuGard. iMedicor’s highly targeted Alerts System application will introduce MuGard by the end of the year to the 216,000 selected physicians in the Unites States.

On September 11, 2009, we announced the appointment of Accupac, Inc. as our U.S. manufacturer for MuGard.

On August 3, 2009, we announced that we commenced a new clinical study of ProLindac in France. The study will examine dose levels and regimens of ProLindac monotherapy in cancer patients, provide additional data to support design of combinations studies, and extend the safety database. Two ovarian cancer patients have been enrolled in the study to date, and it is anticipated that 6 to 12 patients will be enrolled this year in advance of enrolling patients in a trial evaluating ProLindac in combination with other chemotherapies.

On July 29, 2009, we announced that we are evaluating strategic options for the commercialization of MuGard in North America. Mr. Frank Jacobucci, formerly President & CEO of Milestone Biosciences, has joined Access as a consultant, and will assist with ongoing reimbursement, manufacturing and commercial launch activities at Access, while discussions with potential licensee and co-promotion partners is ongoing.

On July 23, 2009, we announced that our European partner, SpePharm, is collecting data from a post approval market seeding study of MuGard in head and neck cancer patients undergoing radiation treatment in the UK showing prevention of oral mucositis. In a multi-center study expected to enroll a total of 280 patients, patients are provided with seven weeks of MuGard therapy, and begin using MuGard one week prior to radiation treatment and then throughout the subsequent six weeks of planned therapy. The first 140 patients being treated in this market seeding study have been enrolled and treated, and as of the time of the update, none of these patients had experienced any oral mucositis.

On July 7, 2009, we announced new preclinical data demonstrating that Thiarabine shows remarkable efficacy in the prevention and treatment of rheumatoid arthritis (RA). In a well-established animal model for RA, an exceptional restoration of joint structure was observed in the studies, which were conducted at Wayne State University School of Medicine and at Southern Research Institute.

On June 17, 2009, we announced that we signed evaluation agreements with two biopharmaceutical companies for our Cobalamin Oral Drug Delivery Technology. Under the terms of the agreements, both companies plan to evaluate Access’ oral insulin product in preclinical models as a prerequisite to entering licensing discussions.

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. In addition, we cancelled all of the outstanding debt of MacroChem in exchange for the issuance of 859,172 shares of our unregistered common stock.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing fees provided some funding for operations during the quarter ended September 30, 2009. As of September 30, 2009, our cash and cash equivalents were $1,672,000 and our net cash burn rate for the nine months ended September 30, 2009, was approximately $115,000 per month. As of September 30, 2009, our working capital deficit was $6,252,000. Our working capital deficit at September 30, 2009 represented an increase of $1,639,000 as compared to our working capital deficit as of December 31, 2008 of $4,613,000. The increase in the working capital deficit at September 30, 2009 reflects an increase in operating expenses which included manufacturing product scale-up for our new ProLindac trial and MacroChem expenses offset by milestone payments from our licensing agreements. As of September 30, 2009, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of September 30, 2009, the Company did not have enough capital to achieve its long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2009 of $245,787,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

THIRD QUARTER 2009 COMPARED TO THIRD QUARTER 2008

Our licensing revenue for the third quarter of 2009 was $124,000 as compared to $38,000 for 2008, an increase of $86,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $20,000 in the third quarter of 2009. There were no royalties in the same period in 2008.

We had sponsored research and development revenue of $9,000 in 2008. The research and development agreement was completed in 2008.

Total research and development spending for the third quarter of 2009 was $561,000, as compared to $1,670,000 for 2008, a decrease of $1,109,000. The decrease in expenses was primarily due to:

•	lower costs for product manufacturing for a new ProLindac clinical trial in 2009 as some manufacturing is complete and a clinical trial has started ($444,000);
•	research and development expenses incurred by MacroChem in the third quarter of 2008, which are no longer ongoing ($386,000);
•	lower scientific consulting expenses ($149,000);
•	lower salary and related expenses ($129,000);
•	other net decreases in research spending ($92,000); and
•	offset by higher expenses due to the cost of option grants ($91,000).

Total general and administrative expenses were $3,458,000 for the third quarter of 2009, an increase of $1,291,000 compared to 2008 expenses of $2,167,000 for the same quarter. The increase in expenses was due primarily to the following:

•	higher shareholder consultant expenses ($2,012,000) to inform investors about Access and to expand our shareholder base;
•	higher business professional expenses ($371,000);
•	higher expenses due to the cost of option grants ($89,000);
•	offset by general and administrative expenses incurred by MacroChem in the third quarter of 2008 that are no longer ongoing ($732,000);
•	lower accrual of potential liquidated damages under an investor rights agreement with certain investors ($205,000);
•	lower director and officer insurance and lower director fees ($111,000) due to lower insurance costs and directors taking options instead of fees in 2009;
•	lower salary and related expenses ($83,000); and
•	other net decreases in general and administrative expenses ($50,000).

Depreciation and amortization was $65,000 for the third quarter of 2009, as compared to $80,000 for 2008, a decrease of $15,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the third quarter of 2009, were $4,084,000 as compared to total operating expenses of $3,917,000 for same period in 2008, an increase of $167,000 for the reasons listed above.

Interest and miscellaneous income was $2,000 for the third quarter of 2009, as compared to $32,000 for the same period in 2008, a decrease of $30,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008.

Interest and other expense was $133,000 for the third quarter of 2009, as compared to $183,000 in 2008, a decrease of $50,000. The decrease in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were issued by MacroChem in the second quarter of 2008.

Preferred stock dividends of $471,000 were accrued for the third quarter of 2009 and $523,000 for 2008, a decrease of $52,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the third quarter of 2009, was $4,542,000, or a $0.37 basic and diluted loss per common share, compared with a loss of $4,544,000, or a $0.55 basic and diluted loss per common share for the same period in 2008, a decreased loss of $2,000.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board standards on business combinations for entities under common control.

Our licensing revenue for the first nine months of 2009 was $228,000 as compared to $77,000 for the same period of 2008. We recognize licensing revenue over the period of the performance obligation under our licensing agreement. We have received upfront licensing payments from SpePharm Holding, B.V., RHEI, JCOM and ASK.

We received royalties of $20,000 in the first nine months of 2009. There were no royalties in the same nine month period in 2008.

We had sponsored research and development revenue of $140,000 in the first nine months of 2008. The research and development agreement was completed in 2008.

Total research and development spending for the first nine months of 2009 was $1,830,000, as compared to $22,682,000 for the same period in 2008, a decrease of $20,852,000. The decrease in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	MacroChem’s acquisition of Virium on April 18, 2008 which resulted in a one-time non-cash in-process research and development expense ($9,657,000);
•	research and development expenses incurred by MacroChem in the first nine months of 2008, which are no longer ongoing ($851,000);
•	lower costs for product manufacturing due to the start of a new ProLindac clinical trial ($1,038,000);
•	lower salary and related expenses ($189,000);
•	lower scientific consulting expenses ($210,000);
•	lower travel expenses ($84,000);
•	other net decreases in research spending ($130,000); and
•	offset by higher expenses due to option grants ($186,000).

Total general and administrative expenses were $6,212,000 for the first nine months of 2009, a decrease of $73,000 over 2008 expenses of $6,285,000. The decrease in spending was due primarily to the following:

•	general and administrative expenses incurred by MacroChem in the first nine months of 2008 that are no longer ongoing ($2,728,000);
•	lower director and officer insurance and lower director fees ($137,000) due to lower insurance costs and directors taking options instead of fees in 2009;
•	lower salary and related expenses ($121,000);
•	lower legal and accounting expenses ($93,000);
•	other net decreases in general and administrative expenses ($58,000);
•	offset by higher shareholder consultant expenses ($2,165,000) to inform investors about Access and to expand our shareholder base;
•	higher business professional expenses ($737,000); and
•	higher expenses due to the cost of option grants ($162,000).

Depreciation and amortization was $197,000 for the first nine months of 2009 as compared to $246,000 for the same period in 2008 reflecting a decrease of $49,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first nine months of 2009 were $8,239,000 as compared to total operating expenses of $29,213,000 for same period in 2008, a decrease of $20,974,000 for the reasons listed above.

Interest and miscellaneous income was $18,000 for the first nine months of 2009 as compared to $173,000 for the same period of 2008, a decrease of $155,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008.

Interest and other expense was $395,000 for the first nine months of 2009 as compared to $512,000 in 2008, a decrease of $117,000. The decrease in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were issued in the second quarter of 2008.

Preferred stock dividends of $1,434,000 were accrued for the first nine months of 2009 and $2,873,000 for 2008, a decrease of $1,439,000. The decrease is due to preferred shareholders converting their ownership to common stock in 2009 and beneficial conversion feature in 2008 as discussed below, offset by a placement of preferred stock that closed in February 4, 2008. Dividends are paid semi-annually in either cash or common stock.

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

Net loss allocable to common stockholders for the first nine months of 2009 was $9,802,000, or a $0.86 basic and diluted loss per common share, compared with a loss of $32,208,000, or a $3.97 basic and diluted loss per common share for the same period in 2008, a decreased loss of $22,406,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2009. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

During the third quarter of 2009 we issued 515,500 shares Access common stock to several consultants for their consulting and investor relations fees. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of September 30, 2009, dividends payable of $2,294,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of September 30, 2009, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, the Company accrued $1,153,000 in liquidated damages as of September 30, 2009. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

In addition, the Company has a convertible note in the principal amount of $5,500,000 outstanding. Interest on the note is due annually and was due on September 13, 2009 in the amount of $423,500.  The Company has received an extension for the interest due from the noteholder in this regard and is currently negotiating a mutually acceptable payment plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

ACCESS PHARMACEUTICALS, INC.

Date:	November 16, 2009	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	September 30, 2009	December 31, 2008
	(unaudited)	(unaudited) (See Note 4)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 1,672,000 23,000 45,000	$ 2,677,000 147,000 175,000
Total current assets	1,740,000	2,999,000

Property and equipment, net	59,000	95,000
Patents, net	840,000	999,000
Other assets	66,000	78,000
Total assets	$ 2,705,000	$ 4,171,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Notes payable Current portion of deferred revenue	$ 3,692,000 1,208,000 2,294,000 446,000 - 352,000	$ 3,287,000 1,295,000 1,896,000 145,000 825,000 164,000
Total current liabilities	7,992,000	7,612,000
Long-term deferred revenue Long-term debt	4,812,000 5,500,000	2,245,000 5,500,000
Total liabilities	18,304,000	15,357,000
Commitments and contingencies

Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,992.3617 issued and outstanding at
September 30, 2009 and  3,242.8617 at December 31, 2008
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 13,111,545 at September 30, 2009 and 9,467,474 at
     December 31, 2008
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit

	- 131,000 231,106,000 (1,045,000) (4,000) (245,787,000)	- 95,000 225,753,000 (1,045,000) (4,000) (235,985,000)
Total stockholders' deficit	(15,599,000)	(11,186,000)
Total liabilities and stockholders' deficit	$ 2,705,000	$ 4,171,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(See Note 4)	(See Note 4)	(See Note 4)
Revenues
License revenues	$124,000	$38,000	$228,000	$77,000
Royalties	20,000	-	20,000	-
Sponsored research and development	-	9,000	-	140,000
Total revenues	144,000	47,000	248,000	217,000

Expenses
Research and development	561,000	1,670,000	1,830,000	22,682,000
General and administrative	3,458,000	2,167,000	6,212,000	6,285,000
Depreciation and amortization	65,000	80,000	197,000	246,000
Total expenses	4,084,000	3,917,000	8,239,000	29,213,000

Loss from operations	(3,940,000)	(3,870,000)	(7,991,000)	(28,996,000)

Interest and miscellaneous income	2,000	32,000	18,000	173,000
Interest and other expense	(133,000)	(183,000)	(395,000)	(512,000)
	(131,000)	(151,000)	(377,000)	(339,000)
Net loss	(4,071,000)	(4,021,000)	(8,368,000)	(29,335,000)

Less preferred stock dividends	471,000	523,000	1,434,000	2,873,000
Net loss allocable to common stockholders	$(4,542,000)	$(4,544,000)	$(9,802,000)	$(32,208,000)

Basic and diluted loss per common share Net loss allocable to common shareholders	$(0.37)	$(0.55)	$(0.86)	$(3.97)

Weighted average basic and diluted common shares outstanding	12,204,696	8,303,457	11,375,793	8,107,247

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)
Common Stock		Preferred Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Shares	Amount	Shares	Amount
Access-MacroChem, as if combined at December 31, 2008 (See Note 4)	9,467,000	$95,000	3,242.8617	$-	$225,753,000	$(1,045,000)	$(4,000)	$(235,985,000)
Common stock issued for preferred dividends	894,000	9,000	-	-	847,000	-	-	-
Warrants issued for services	-	-	-	-	24,000	-	-	-
Stock option compensation expense	-	-	-	-	56,000	-	-	-
Common stock issued to MacroChem noteholders for notes and accrued interest	859,000	8,000	-	-	851,000	-	-	-
Common stock issued to former MacroChem executives	95,000	1,000	-	-	132,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(480,000)
Net loss	-	-	-	-	-	-	-	(2,089,000)
Balance at March 31, 2009	11,315,000	113,000	3,242.8617	-	227,663,000	(1,045,000)	(4,000)	(238,554,000)

Warrants issued for services	-	-	-	-	27,000	-	-	-
Stock option compensation expense	-	-	-	-	252,000	-	-	-
Preferred stock converted into common stock	117,000	1,000	(35.0000)	-	(1,000)	-	-	-
Common stock issued to former MacroChem executives	30,000	-	-	-	64,000	-	-	-
Common stock issued for cash exercise of options	25,000	-	-	-	14,000	-	-	-
Restricted common stock issued for services	127,000	2,000	-	-	314,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(483,000)
Net loss	-	-	-	-	-	-	-	(2,208,000)
Balance at June 30, 2009	11,614,000	116,000	3,207.8617	-	228,333,000	(1,045,000)	(4,000)	(241,245,000)

Warrants issued for services	-	-	-	-	503,000	-	-	-
Stock option compensation expense	-	-	-	-	285,000	-	-	-
Preferred stock converted into common stock	719,000	8,000	(215.5000)	-	(8,000)	-	-	-
Common stock issued for preferred dividends	21,000	-	-	-	71,000	-	-	-
Common stock issued for cash exercise of options	210,000	2,000	-	-	142,000	-	-	-
Common stock issued for warrant exercises	33,000	-	-	-	-	-	-	-
Restricted common stock issued for services	515,000	5,000	-	-	1,780,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(471,000)
Net loss	-	-	-	-	-	-	-	(4,071,000)
Balance at September 30, 2009	13,112,000	$131,000	2,992.3617	$-	$231,106,000	$(1,045,000)	$(4,000)	$(245,787,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,368,000)	$(29,335,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,000	245,000
Stock option compensation expense	593,000	899,000
Stock and warrants issued for services	2,852,000	427,000
Acquired in-process research and development	-	18,536,000
Change in operating assets and liabilities:
Receivables	124,000	(295,000)
Prepaid expenses and other current assets	130,000	(121,000)
Other assets	12,000	-
Accounts payable and accrued expenses	318,000	317,000
Dividends payable	(109,000)	(25,000)
Accrued interest payable	334,000	315,000
Deferred revenue	2,755,000	1,475,000
Net cash used in operating activities	(1,162,000)	(7,562,000)

Cash flows from investing activities:
Capital expenditures	(2,000)	(31,000)
Proceeds from sale of asset	1,000	-
Redemptions of short-term investments and certificate of deposits	-	3,104,000
Virium acquisition by MacroChem, net of cash acquired	-	(240,000)
Somanta acquisition, net of cash acquired	-	(65,000)
Net cash provided by (used in) investing activities	(1,000)	2,768,000

Cash flows from financing activities:
Proceeds from debt issuance	-	625,000
Payments of notes payable	-	(639,000)
Proceeds from exercise of common stock options	158,000	15,000
Proceeds from preferred stock issuances, net of costs	-	2,444,000
Net cash provided by financing activities	158,000	2,445,000

Net decrease in cash and cash equivalents	(1,005,000)	(2,349,000)
Cash and cash equivalents at beginning of period	2,677,000	2,582,000
Cash and cash equivalents at end of period	$1,672,000	$233,000

Supplemental cash flow information:
Cash paid for interest	$-	$9,000

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	859,000	1,576,000
Shares issued for dividends on preferred stock	927,000	-
Preferred stock dividends in dividends payable	1,434,000	2,873,000
Beneficial conversion feature – February 2008 preferred stock dividends November 2007 preferred stock dividends correction	- -	857,000 451,000
Preferred stock issuance costs paid in cash	-	281,000
Debt discount related to MacroChem convertible debt issuance	-	93,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of September 30, 2009, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009, and 2008, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2008, contains financial information taken from the audited Access financial statements as of that date and is combined with the unaudited financial data from MacroChem, as discussed further in Note 4.

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

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board standards on business combinations for entities under common control. See also Note 4.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2009		December 31, 2008
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 1,784	$ 2,624	$1,625

Amortization expense related to intangible assets totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2009 and totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2008. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2009 is as follows (in thousands):

2009	$ 53
2010	212
2011	212
2012	82
2013	44
over 5 years	237

Total	$ 840

(3)           Liquidity

The Company incurred significant losses allocable to common stockholders of $9,802,000 for the nine months ended September 30, 2009 and $32,208,000 for the year ended December 31, 2008. At September 30, 2009, our working capital deficit was $6,252,000. We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2010. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we will be required to seek additional financing sources and enter into future licensing agreements for our products. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board standards on business combinations for entities under common control.

Upon acquisition, all outstanding warrants and any other dilutive instruments in MacroChem’s stock were cancelled. The in-the-money warrants were converted with the common stock. In addition to the merger, the noteholders of MacroChem agreed to exchange their notes and interest due on the notes in the total amount of $859,000 for 859,000 restricted shares of the Access’ common stock. The value of the shares issued was determined based on the carrying value of the debt, which was established to be the more readily determinable fair value.

In addition, we issued 125,000 shares of Access common stock to former executives of MacroChem for the settlement of employment agreements.

In connection with the exchange of equity interests, $106,000 in merger costs were expensed.

The income statement for all periods presented reflects the combined carrying amount of revenue and expenses. Below is a reconciliation of summary financial data for the period ended September 30, 2009 and the combined MacroChem financial data for the nine months ended September 30, 2008 and the twelve months ended December 31, 2008. The balance sheet as of December 31, 2008 also reflects the combined entities.

Following is a summary balance sheet at December 31, 2008:

	Access Pharmaceuticals	MacroChem Corporation	Combined
Current assets	$3,550,000	$84,000	$2,999,000
Total assets	4,257,000	549,000	4,171,000
Current liabilities	4,906,000	3,346,000	7,612,000
Long-term deferred revenue	2,245,000	24,000	2,245,000
Long-term debt	5,500,000	-	5,500,000
Stockholders’ deficit	(8,394,000)	(2,925,000)	(11,186,000)

Intercompany receivables/payables of $635,000 and intercompany deferred revenue of $29,000 were eliminated.

Following is a summary statement of combined operations for the nine months ended September 30, 2009 and September 30, 2008 and for the year ended December 31, 2008:

For the nine months ended September 30, 2009			For the year ended December 31, 2008
Access Pharmaceuticals	MacroChem Corporation	Combined	Access Pharmaceuticals	MacroChem Corporation	Combined

Total revenues	$248,000	$-	$248,000	$291,000	$4,000	$295,000

Expenses
Research and development	1,830,000	-	1,830,000	12,613,000	10,622,000	23,235,000
General and administrative	6,020,000	192,000	6,212,000	4,340,000	3,123,000	7,463,000
Depreciation and amortization	156,000	41,000	197,000	253,000	71,000	324,000
Total expenses	8,006,000	233,000	8,239,000	17,206,000	13,816,000	31,022,000

Loss from operations	(7,758,000)	(233,000)	(7,991,000)	(16,915,000)	(13,812,000)	(30,727,000)

Interest and miscellaneous income	18,000	-	18,000	178,000	33,000	211,000
Interest and other expense	(369,000)	(26,000)	(395,000)	(478,000)	(433,000)	(911,000)
Gain on change in value of warrant liability	-	-	-	-	3,972,000	3,972,000
	(351,000)	(26,000)	(377,000)	(300,000)	3,572,000	3,272,000
Loss from operations	(8,109,000)	(259,000)	(8,368,000)	(17,215,000)	(10,240,000)	(27,455,000)
Less preferred stock dividends	(1,434,000)	-	(1,434,000)	(3,358,000)	-	(3,358,000)
Net loss allocable to common stockholders	$(9,543,000)	$(259,000)	$(9,802,000)	$(20,573,000)	$(10,240,000)	$(30,813,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(0.86)	-	-	$(3.69)
Weighted average basic and diluted common shares outstanding	-	-	11,375,793	-	-	8,354,031

For the nine months ended September 30, 2008			For the three months ended September 30, 2008
Access Pharmaceuticals	MacroChem Corporation	Combined	Access Pharmaceuticals	MacroChem Corporation	Combined

Total revenues	$217,000	$3,000	$220,000	$47,000	$1,000	$48,000

Expenses
Research and development	12,108,000	10,574,000	22,682,000	1,284,000	386,000	1,670,000
General and administrative	3,372,000	2,913,000	6,285,000	1,439,000	728,000	2,167,000
Depreciation and amortization	197,000	49,000	246,000	66,000	14,000	80,000
Total expenses	15,677,000	13,536,000	29,213,000	2,789,000	1,128,000	3,917,000

Loss from operations	(15,460,000)	(13,533,000)	(28,993,000)	(2,742,000)	(1,127,000)	(3,869,000)

Interest and miscellaneous income	167,000	6,000	173,000	62,000	-	62,000
Interest and other expense	(351,000)	(161,000)	(512,000)	(126,000)	(86,000)	(212,000)
Gain (loss) on change in warrant value	-	3,886,000	3,886,000	-	419,000	419,000
	(184,000)	3,731,000	3,547,000	(64,000)	333,000	269,000
Loss from operations	(15,644,000)	(9,802,000)	(25,446,000)	(2,806,000)	(794,000)	(3,600,000)
Less preferred stock dividends	(2,873,000)	-	(2,873,000)	(523,000)	-	(523,000)
Net loss allocable to common stockholders	$(18,517,000)	$(9,802,000)	$(28,319,000)	$(3,329,000)	$(794,000)	$(4,123,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(3.49)	-	-	$(0.50)
Weighted average basic and diluted common shares outstanding	-	-	8,107,242	-	-	8,303,457

 (5)           Stock Based Compensation

For the three and nine months ended September 30, 2009 we recognized stock-based compensation expense of $285,000 and $593,000. For the three and nine months ended September 30, 2008 we recognized stock-based compensation expense of $226,000 and $899,000.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2009, and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$130,000	$39,000	$250,000	$78,000
General and administrative	155,000	187,000	343,000	821,000
Stock-based compensation expense included in operating expense	$285,000	$226,000	$593,000	$899,000

We granted no stock options during the third quarter of 2009 and granted no stock options in the same period of 2008. MacroChem options were cancelled upon acquisition by Access and are no longer outstanding.

Our weighted average Black-Scholes fair value assumptions used to value the 2009 and 2008 first nine months grants are as follows:

	9/30/09	9/30/08
Expected life	5.5 yrs	6.2 yrs
Risk free interest rate	2.4%	3.0%
Expected volatility(a)	114%	133%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(6)           Fair Value of Financial Instruments

FASB accounting standards require disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items. The carrying value of the convertible long-term debt is at book value which approximates the fair value as the interest rate is at market value.

(7)           Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.