Form 10-K
period 2009-12-31
ACCESS PHARMACEUTICALS INC
filed 2010-03-23
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, $0.01 par value
Title of Each Class

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2009, was approximately $19,983,000.

The number of shares outstanding of the registrant’s common stock as of March 18, 2010 was 13,297,802 shares. Also outstanding at March 18, 2010 there were 2,985.3617 shares of Series A Cumulative Convertible Preferred Stock convertible into 9,927,865 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Business

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one approved product, two products at Phase 2 of clinical development and several products in pre-clinical development. Low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaborative arrangements. Certain of our development programs are dependent upon our ability to secure approved funding for such projects. Our description of our business, including our list of products and patents, takes into consideration our acquisition of MacroChem Corporation which closed February 25, 2009.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (FDA). MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our manufacturing of MuGard is underway as we expect to launch MuGard in North America during the second quarter of 2010. We are working with our partners in Korea and China for marketing.

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We recently completed a Phase 2 clinical trial on ProLindac in the EU in patients with recurrent ovarian cancer. The clinical study had positive safety and efficacy results. On January 7, 2010, we announced that we are initiating a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients. This multi-center study of up to 25 evaluable patients will be conducted in Europe. We are also currently planning a number of combination trials, looking at combining ProLindac with other cancer agents in solid tumor indications including colorectal and ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

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

•
Cobalamin™ is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of human growth hormone. We are in discussion with several companies regarding the sponsored development of Cobalamin oral drug delivery formulations of proprietary and non-proprietary actives.

•
Cobalamin-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues.

Products

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	(510k) Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C) (3)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Cobalamin™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” for description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London.
(3)	Licensed from Southern Research Institute of Birmingham, Alabama.

Approved Product

MuGard™ - Mucoadhesive Liquid Technology (MLT)

Mucositis is a debilitating condition involving extensive ulceration of the oral cavity that affects annually an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. We believe that any treatment that would accelerate healing and/or diminish the rate of appearance of mucositis would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. We believe the potential addressable market for a mucositis product could be over $1 billion world-wide.

Our MuGard is a viscous polymer solution which provides a coating for the oral cavity. MuGard is dispensed in a ready to use form. A multi-site, randomized clinical study was performed in the United States testing MuGard and MuGard containing an anti-inflammatory drug to determine the effect of these products on the prevention and treatment of mucositis. The data from this trial indicated that the patients using MuGard displayed a lower incidence of mucositis than is typically seen in the studied population with no additional benefit from the drug.

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

These data confirmed the fact that MuGard could represent an important advancement in the management and prevention of mucositis.  On December 13, 2006, we announced our receipt of marketing clearance for MuGard from the FDA for the indication of the management of oral wounds including mucositis, aphthous ulcers and traumatic ulcers.

In August 2007 we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm will market MuGard in Europe. MuGard sales started in Europe in the second quarter of 2009. In January 2008, we signed a definitive licensing agreement with RHEI Pharmaceuticals, Inc. under which RHEI will market MuGard in China and other Southeast Asian countries.

On July 29, 2009, we took control of the North American rights to MuGard from a previous partner which had not received required funding to launch the product in the U.S.  In addition, we announced that we are evaluating strategic options for the commercialization of MuGard in North America. Also on July 29, 2009, we announced that Mr. Frank Jacobucci, formerly President & COO of Milestone Biosciences, joined Access as a consultant, and will assist with ongoing reimbursement, manufacturing and commercial launch activities at Access, while discussions with potential licensee and co-promotion partners is ongoing. Subsequent to joining Access as a consultant, Mr. Jacobucci joined Access as a full time employee on December 1, 2009, as Vice President, Sales and Marketing.

On September 11, 2009, we announced the appointment of Accupac, Inc. as our U.S. manufacturer for MuGard. Our manufacturing of MuGard is underway and we expect to launch MuGard in North America during the second quarter of 2010. We are currently executing on numerous strategies including the implementation of a dedicated sales force and marketing strategies, the clinical advancement program for MuGard involving some of the foremost thought leaders in the oral mucositis arena as well as the advancement of the other uniquely differentiated products within our pipeline.

Products in Development

ProLindac™ (Polymer Platinate, AP5346) DACH Platinum

Chemotherapy, surgery and radiation are the major components in the clinical management of cancer patients. Chemotherapy serves as the primary therapy for some solid tumors and their metastases, and is increasingly used as an adjunct to radiation and surgery to improve their effectiveness. For chemotherapeutic agents to be effective in treating cancer patients, however, the agent must reach the target cells in effective quantities with minimal toxicity in normal tissues.

The current optimal strategy for chemotherapy involves exposing patients to the most intensive cytotoxic regimens they can tolerate. Clinicians will often use a combination of chemotherapeutic drugs, a dosing schedule and a method of administration designed to increase the probability that cancerous cells will be destroyed while minimizing the harm to healthy cells. Notwithstanding clinicians’ efforts, most current chemotherapeutic drugs have significant shortcomings that limit the efficacy of chemotherapy. For example, certain cancers are inherently unresponsive to chemotherapeutic agents. Alternatively, other cancers may initially respond, but subgroups of cancer cells acquire resistance to the drug during the course of therapy and the resistant cells may survive and cause a relapse. Serious toxicity, including bone marrow suppression, renal toxicity, neuropathy, or irreversible cardiotoxicity, are some of the limitations of current anti-cancer drugs that can prevent their administration in curative doses.

Oxaliplatin, a compound of DACH platinum, is a chemotherapeutic which was initially approved in Europe in 1999 for the treatment of colorectal cancer. It is now also being marketed worldwide and has generated sales in excess of $2 billion in 2008. Carboplatin and Cisplatin, two other approved platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and folinic acid (known as the FOLFOX regime) is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 940,000 reported new cases annually worldwide, increasing at a rate of approximately three percent per year, and 500,000 deaths.

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual sales in excess of $2.7 billion in 2006. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug development goal therefore is to enhance delivery of the active drug to the tumor and minimize the amount of active drug affecting normal organs in the body.

Utilizing a biocompatible water-soluble polymer (HPMA) as a drug carrier, our drug candidate ProLindac, links DACH platinum to a polymer in a manner which permits the selective release of the active drug to the tumor by several mechanisms. The main release mechanism takes advantage of the differential pH in tumor tissue compared to healthy tissue. The polymer also capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability of ProLindac to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product oxaliplatin, ProLindac was superior, and in several cases markedly superior in most of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, ProLindac delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that ProLindac delivers approximately 14 times more platinum to tumor DNA than oxaliplatin. Results from preclinical efficacy studies conducted in the B16 melanoma and other tumor models have also shown that ProLindac is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of ProLindac.

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

Enrollment in a Phase 2 clinical trial of ProLindac was completed late in 2008 in ovarian cancer patients who relapsed after first line platinum therapy and second line therapies. The primary aim of the study was to determine the response rate of ProLindac monotherapy in this patient population. The response rates for other platinum compounds in this indication are reported, and were used for comparison. Patients were dosed either once every 2 weeks or once every three weeks. As the Phase 1 study involved weekly dosing, the initial phase of the ovarian cancer monotherapy study involved some dose escalation to determine recommended doses using these dosing regimens.

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

ProLindac was well tolerated in an absolute sense and relative to commercially-available platinum therapies. We saw significant DACH platinum activity and efficacy in patients at the highest dose levels which we believe is very encouraging given that this study involved monotherapy in a heavily pretreated patient population that typically only respond to aggressive drug combinations. The DACH platinum activity level seen benchmarked favorably with published studies of monotherapy oxaliplatin in similar but less heavily pre-treated patient populations.

On August 3, 2009, we announced that we commenced a new clinical study of ProLindac in France. The study examined dose levels and regimens of ProLindac monotherapy in cancer patients, provided additional data to support design of combinations studies, and extended the safety database. Eight ovarian cancer patients were enrolled in the study at the end of 2009 and none experienced any acute adverse events.

On January 7, 2009, based on the results of the trial with eight patients we announced, the initiation of a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients. This study is the first to look at the safety and efficacy of ProLindac in combination with other oncology agents. The efficacy of Diamino Cyclohexane Platinum, the active principle in ProLindac, is evidenced mainly through their synergic association with multiple anticancer agents. The choice of Paclitaxel and ovarian cancer as the potential first NDA strategic choice to be explored is based on the results of the Paclitaxel/Oxaliplatin combination in the same clinical setting. This multi-center study of up to 25 evaluable patients will be conducted in Europe. The efficacy endpoint goal is to achieve a minimum of 63% response rate in the total of 25 evaluable patients the study is planning to accrue on a two step design.

We previously submitted an IND application to the US Food and Drug Administration, and received clearance from the agency to proceed with a Phase 1 clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for Phase 2 clinical studies of this combination in colorectal cancer.  We are currently evaluating various options for combination trials to be conducted, in the US or other countries.

Thiarabine (4-thio Ara-C)

Our product candidate Thiarabine (SR-9025 or 4'-thio-beta-D-arabinofuranosylcytosine) is a new generation nucleoside analogue which was invented by Southern Research Institute of Birmingham, Alabama. This compound is within a certain class of anti-cancer drugs generally characterized as cytotoxic agents with proven success in solid tumors and certain blood-borne cancers.

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

Dose-limiting toxicities (DLTs) were observed at 400-600 mg/m2. Unlike previous observations with gemcitabine and ara-C (where the DLT is myelosupression; leucopenia and thrombocytopenia), there were no grade four toxicities and no hematological toxicities other than reversible lymphopenia. Investigators concluded that the (Grade 3) dose-limiting toxicities were fatigue, rash, fever, seizure and lymphopenia.

A second solid tumor phase 1 trial was carried out to explore other schedules. Of the 27 evaluable patients, 7 patients (including bladder cancer and mesothelioma) achieved disease stabilization (median 3.7 months, range 1.9-5.4). The main toxicity was fatigue, which appeared to be schedule independent.

We believe the results seen for thiarabine in leukemia and lymphoma preclinical models and the lymphopenia observed in clinical studies provides a strong rationale for further investigation of thiarabine in leukemia and lymphoma patients. We plan to initiate further thiarabine clinical studies in at least one of these patient populations subject to funding or partnering.

Drug Development Strategy

With the acquisition of Somanta Ltd. in 2008 and MacroChem Corporation in 2009, Access has a rich pipeline of products and product candidates ranging from preclinical development candidates to one approved product. To maximize return on this portfolio, we elected to sell or return the rights to some products so that we can focus our efforts on the development of the remaining products. Products potentially being sold or returned to licensors include Angiolix, Pexiganan, EcoNail and Phenylbutyrate. Products and technologies that we plan to develop in-house and with collaborators are MuGard, ProLindac, Thiarabine and Cobalamin.

A part of our integrated drug development strategy is to form alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We do not spend significant resources on fundamental biological research but rather focus on our chemistry expertise and clinical development. For example, certain of our polymer platinate technology has resulted in part from a research collaboration with The School of Pharmacy, University of London.

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as Cobalamin-mediated oral drug delivery and Cobalamin-mediated tumor targeting which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer and oncology drug development programs such as ProLindac and Thiarabine. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

We will continue to evaluate the most cost-effective methods to advance our programs. We plan to contract certain research and development, manufacturing and manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners as appropriate to achieve cost savings and accelerate our development programs. We also plan to expand our internal core capabilities and infrastructure in the areas of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner.

Process

We generally begin the product development effort by screening and formulating potential product candidates, selecting an optimal active component, developing a formulation, and developing the processes and analytical methods. Pilot stability, toxicity and efficacy testing are conducted prior to advancing the product candidate into formal preclinical development.  Specialized skills are required to produce these product candidates utilizing our technology. We have a limited core internal development capability with significant experience in developing these formulations, but also depend upon the skills and expertise of our contractors.

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase 1 and Phase 2 studies are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advance phases of this process conducted by a development partner. We expect to engage a contract research organization to perform Phase 3 clinical studies.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Currently, we are preparing for two Phase 2 ProLindac trials to be completed by our licensees in China and Korea. Our licensees are funding these trials. We are also conducting an additional Phase 2 clinical study in France. Our licensees for MuGard are planning additional clinical studies to strengthen marketing claims

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $2,657,000 and $23,235,000 on research and development during the years 2009 and 2008, respectively.

Scientific Background

We possess a broad range of technologies and intellectual property in the areas of drug delivery and oncology. Our core technologies rely on the use of nanopolymers for use in the management of oral conditions such as mucositis, and in drug delivery. In addition, we have small molecule and monoclonal antibody programs which also embody the principals of drug delivery and drug targeting.

In our drug delivery programs for oncology, we believe the ultimate criteria for effective drug delivery is to control and optimize the localized release of the drug at the target site and rapidly clear the non-targeted fraction. Conventional oncology drug delivery systems such as controlled release, sustained release, transdermal systems and others are designed for delivering active product into the systemic circulation over time with the objective of improving patient compliance and extending tumor exposure to drug. These systems do not address the biologically relevant issues such as site targeting, localized release and clearance of drug. The major factors that impact the achievement of this ultimate drug delivery goal are the physical characteristics of the drug and the delivery system, and the biological characteristics of the disease target sites. The physical characteristics of the drug affect solubility in biological systems, its biodistribution throughout the body, and its interactions with the intended pharmacological target sites and undesired areas of toxicity. The biological characteristics of the diseased area impact the ability of the drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity.

We believe our drug delivery technologies are differentiated from conventional drug delivery systems in that they seek to apply a disease-specific approach to improve the drug delivery process with formulations to significantly enhance the therapeutic efficacy and reduce toxicity of a broad spectrum of products.

Our Cobalamin oral drug delivery technology seeks to deliver drugs orally to both systemic circulation and to diseased cells. The main use of this technology will be to deliver drugs orally that otherwise could only be administered by injection because of poor natural oral absorption and/or degradation in the gastrointestinal tract. While other oral drug delivery technologies have been reported, the majority rely on permeation enhancement. Permeation enhancement temporarily increase the gaps between the cells which line the gastrointestinal tract to allow more drug to pass through. But this technique also allows many other materials, many potentially toxic, to enter the body more readily. Additionally, permeation enhancers only permit a small increase in oral uptake. The Cobalamin technology relies upon a natural receptor-mediated uptake mechanism which can facilitate uptake of larger quantities of drug. Our nanopolymer technology is used to encapsulate the drug, protecting it in the harsh environment of the gastrointestinal tract, and permits slow drug release once transported into systemic circulation.

Core Drug Delivery Technology Platforms and Technologies

Our current drug delivery technology platforms for use in cancer chemotherapy are:
•	Synthetic Polymer Targeted Drug Delivery Technology;
•	Cobalamin™-Mediated Oral Delivery Technology; and
•	Cobalamin™-Mediated Targeted Delivery Technology.

 Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

In collaboration with The School of Pharmacy, University of London, we have developed a synthetic polymer technology, which utilizes a hydroxypropylmethacrylamide (HPMA) polymer with platinum, designed to exploit enhanced permeability and retention effect, or EPR, at tumor sites to selectively accumulate drug and control drug release. This technology is employed in our lead clinical program, ProLindac. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. The increased tumor uptake of macromolecules and decreased clearance are the main elements of EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, a polymer therapeutic which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Utilizing the principles of prodrugs, the drug is essentially inert while attached to the polymer, but is released inside the tumor mass while polymer/drug not delivered to tumors is cleared from the body via the kidneys. For example, ProLindac is attached to a pH-sensitive linker which releases the platinum cytotoxic agent much faster in the low pH environments found typically outside of hypoxic tumor cells and within specific compartments inside of tumor cells. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

Cobalamin™-Mediated Oral Delivery Technology

Oral delivery is the preferred method of administration of drugs where either long-term or daily use (or both) is required. However, many therapeutics, including peptide and protein drugs, are poorly absorbed when given orally. With more peptide and protein based biopharmaceuticals entering the market, there is an increasing need to develop an effective oral delivery system for them, as well as for long-standing injected drugs such as insulin.

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

Our proprietary technology for oral drug delivery utilizes the body’s natural vitamin B12 (VB12) transport system in the gut. The absorption of VB12 in the intestine occurs by way of a receptor-mediated endocytosis. Initially, VB12 binds to naturally-produced intrinsic factor (IF) in the small intestine, and the VB12-IF complex then binds to the IF receptor on the surface of the intestine. Receptor-mediated endocytosis then allows the transport of VB12 across the gut wall. After binding to another VB12-binding protein, transcobalamin II (TcII), VB12 is transferred to the bloodstream.

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

Our proprietary position in this technology involves the conjugation of Cobalamin or its analogs to a polymer to which is also attached the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, oral uptake is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these vitamin-drug conjugates.

Cobalamin™-Mediated Targeted Delivery Technology

Most drugs are effective only when they reach a certain minimum concentration in the region of disease, yet are well distributed throughout the body following delivery to the bloodstream contributing to undesirable side effects. It is therefore advantageous to alter the natural biodistribution of a drug to have it more localized where it is needed. Our Cobalamin-mediated targeted delivery technology utilizes the fact that in many diseases where there is rapid growth and/or cell division, the demand for certain vitamins increases. By coupling the drug to a vitamin analog, the analog serves as a carrier to increase the amount of drug at the disease site relative to its normal distribution.

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

●
passive tumor targeting involves transporting anti-cancer agents through the bloodstream to tumor cells using a “carrier” molecule. Many different carrier molecules, which can take a variety of forms (micelles, nanoparticles, liposomes and polymers), are being investigated as each provides advantages such as specificity and protection of the anti-cancer drug from degradation due to their structure, size (molecular weights) and particular interactions with tumor cells. Our ProLindac program uses a passive tumor targeting technology.

●
active tumor targeting involves attaching an additional fragment to the anticancer drug and the carrier molecule to create a new “targeted” agent that will actively seek a complementary surface receptor to which it binds (preferentially located on the exterior of the tumor cells). The theory is that the targeting of the anti-cancer agent through active binding to the affected cells should allow more of the anti-cancer drug to enter the tumor cell, thus amplifying the response to the treatment and reducing the toxic effect on bystander, normal tissue.

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using Cobalamin compounds (analogs of vitamin B12), but we have also used and have certain intellectual property protection for the use of  folate and biotin which may more effectively target anti-cancer drugs to certain solid tumors.

It has been known for some time that vitamin B12 and folic acid are essential for tumor growth, and as a result, receptors for these vitamins are up-regulated in certain tumors. Vitamin B12 receptor over-expression occurs in breast, lung, leukemic cells, lymphoma cells, bone, thyroid, colon, prostate and brain cancers and some other tumor lines, while folate receptor over-expression occurs in breast, lung, ovarian, endometrial, renal, colon, brain and cancers of myeloid hemotopoietic cells and methotrexate-sensitive tumors.

Other Key Developments

On January 22, 2010, we announced the sale of approximately 2.10 million shares of our common stock and warrants to purchase approximately 1.05 million shares of our common stock for gross proceeds of approximately $6.3 million. We sold these shares and warrants as a combined unit for $3.00 per unit (each unit consisting of one share and a warrant to purchase 0.5 shares of common stock). The exercise price of the warrants is $3.00 per share.

On January 7, 2010, we announced that we completed enrollment and evaluation of the last additional cohort of patients in the ongoing clinical study of ProLindac as a monotherapy in ovarian cancer patients who received at least two prior platinum based treatment regimens. The additional cohort of 8 patients received the ProLindac batch made by an improved scalable process, which will be used on a larger scale for future clinical and commercial supplies. None of the 8 patients experienced any acute significant adverse events, while treatment had the same beneficial pharmacodynamic effect seen in the first 26 patients treated with the former ProLindac production batch; clinically relevant sustained biomarker decrease (responses by Rustin's criteria) and disease stabilization were seen in several patients. The overall results of our Phase 1/2 exploratory single agent ProLindac study have helped define multiple safe dosing regimens, while the level of patient cohort accrued in the study antitumor activity was as expected in this very heavily pretreated patient cohort.

On December 15, 2009, we announced the appointment of Frank Jacobucci to the position of Vice President, Sales and Marketing. Mr. Jacobucci will be primarily responsible for our marketing launch of MuGard.

On October 6, 2009, we announced that we signed an agreement with iMedicor for the North American launch of MuGard. iMedicor’s highly targeted Alerts System application would introduce MuGard by the end 2009 to the 216,000 selected physicians in the Unites States.

On September 11, 2009, we announced the appointment of Accupac, Inc. as our U.S. manufacturer for MuGard.

On August 3, 2009, we announced that we commenced a new clinical study of ProLindac in France. The study examined dose levels and regimens of ProLindac monotherapy in cancer patients, provided additional data to support design of combinations studies, and extend the safety database.

On July 29, 2009, we announced that we are evaluating strategic options for the commercialization of MuGard in North America.

On July 23, 2009, we announced that our European partner, SpePharm, is collecting data from a post approval study of MuGard in head and neck cancer patients undergoing radiation treatment in the UK showing prevention of oral mucositis. In a multi-center study expected to enroll a total of 280 patients, patients are being provided with seven weeks of MuGard therapy, and begin using MuGard one week prior to radiation treatment and then throughout the subsequent six weeks of planned therapy. The first 140 patients being treated in this assessment study have been enrolled and treated, and as of the time of the update, none of these patients experienced any oral mucositis.

On July 7, 2009, we announced new preclinical data demonstrating that thiarabine shows remarkable efficacy in the prevention and treatment of rheumatoid arthritis (RA). In a well-established animal model for RA, an exceptional restoration of joint structure was observed in the studies, which were conducted at Wayne State University School of Medicine and at Southern Research Institute.

On June 17, 2009, we announced that we signed evaluation agreements with two biopharmaceutical companies for our Cobalamin™ Oral Drug Delivery Technology. Under the terms of the agreements, both companies plan to evaluate our oral insulin product in preclinical models as a prerequisite to entering licensing discussions.

On February 25, 2009, we closed our previously announced acquisition of MacroChem Corporation.

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

Two U.S. patents have issued and two European patent applications are under review for our mucoadhesive liquid technology. Our patent applications cover a range of products utilizing our mucoadhesive liquid technology for the management of the various phases of mucositis.

Three U.S. patents and two European patents were issued and one U.S. patent and two European patent applications are pending for polymer platinum compounds. The two patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

•	Mucoadhesive technology in 2021,
•	ProLindac™ in 2021,
•	Thiarabine in 2018, and
•	Cobalamin mediated technology between 2010 and 2019

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

Among the requirements for drug approval and testing is that the prospective manufacturer's facilities and methods conform to the FDA's Code of Good Manufacturing Practices regulations, which establishes the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an IND with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a New Drug Application (NDA) prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization (ICH), good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase 1 the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as cancer and HIV, as preliminary evidence of efficacy in humans. Phase 2 involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase 2, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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
• Carboplatin, marketed by Bristol-Myers Squibb in the US; and several generic manufacturers, and
• Oxaliplatin, marketed exclusively by Sanofi-Aventis.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

•     Antigenics and Regulon are developing liposomal platinum formulations;
•     Poniard Pharmaceuticals and Cell Therapeutics are developing both i.v. and oral platinum formulations;
•     Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
•	American Pharmaceutical Partners, Cell Therapeutics, Daiichi, SynDevRx, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems.

Thiarabine’s competitors are Eli Lilly and Company, Bayer Healthcare, Cyclacel, Ltd., SciClone Pharmaceuticals and Genzyme.

Companies working on therapies and formulations that may be competitive with our vitamin mediated drug delivery system are Bristol-Myers Squibb, Centocor (acquired by Johnson & Johnson), Endocyte, GlaxoSmithKline, Imclone and Xoma which are developing targeted monoclonal antibody therapy.

BioDelivery Sciences International, Biocon Limited, Biodel, Inc. Biovail Corporation, , Diasome Pharmaceuticals, , Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel Technologies, Merrion Pharmaceuticals,  OraMed and Xenoport are developing products which compete with our oral drug delivery system.

Many of these competitors have greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

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

Suppliers

Some materials used by us are specialized. We obtain materials from several suppliers based in different countries around the world. If materials are unavailable from one supplier we generally have alternate suppliers available.

Employees

As of March 18, 2010, we had ten full time employees, four of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

ITEM 1A.  RISK FACTORS

Risks relating to our business and industry

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and Access may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $241.8 million through December 31, 2009. Net losses allocable to common stockholders for the years ended 2009 and 2008 were $19.2 million and $34.8 million, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the year ended December 31, 2009 was approximately $172,000 per month. We project our net cash burn rate from operations for the next twelve months to be approximately $450,000 per month. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements into the first quarter of 2011. We will need to raise substantial additional capital to support our ongoing operations.

If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

We do not have significant operating revenue and may never attain profitability.

To date, we have had funded our operations primarily through private sales of common stock, preferred stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully market MuGard in North America or to complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We are not expecting any significant revenues in the short-term from our products or product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise.  In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

Although we expect that the acquisitions of MacroChem and Somanta will result in benefits to us, we may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of our prior acquisitions will depend, in part, on our ability to integrate the businesses of MacroChem and Somanta, respectively, with our business. The combination of three independent companies is a complex, costly and time-consuming process. This process may disrupt our business of any or all of the companies, and may not result in the full benefits expected by us.

We may not successfully commercialize our drug candidates.

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

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

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could significantly exceed budgeted amounts and estimated time frames may require significant extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time.

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

Our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.

Furthermore, our strategy with respect to our polymer platinate program is to enter into a licensing agreement with a pharmaceutical company pursuant to which the further costs of developing a product would be shared with our licensing partners. Although we have had discussions with potential licensing partners with respect to our polymer platinate program, to date we have not entered into any licensing arrangement. We may be unable to execute our licensing strategy for polymer platinate.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If Access is unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

ProLindac™ is manufactured by third parties for our Phase 2 clinical trials. Manufacturing is ongoing for the current clinical trials. Certain manufacturing steps are conducted by the Company to enable significant cost savings to be realized.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish safety and efficacy. All of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a NDA, for FDA or other regulatory review. Further, our ability to commence and/or complete  development projects will be subject to our ability to raise enough funds to pay for the development costs of these projects.

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

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans.  Preclinical or clinical trials of future drug candidates may not demonstrate the safety and efficacy to the extent necessary to obtain regulatory approvals. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead it to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. In particular, polymer platinate has taken longer to progress through clinical trials than originally planned.  The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempt to further develop such candidates and obtain future regulatory approval.

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.

Our research and development processes involve the controlled use of hazardous materials. We are subject to a variety of federal, state and local governmental laws and regulations related to the use, manufacture, storage, handling and disposal of such material and certain waste products. In the event of an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

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

Many of our competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we can. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors' existing products or products under development.

We depend on licenses from third parties and the maintenance of our licenses are necessary for our success.

As a result of our acquisition of MacroChem Corporation and Somanta Pharmaceuticals, Inc., we obtained rights to some product candidates through license agreements with various third party licensors as follows:

•	License Agreement, dated as of August 8, 2007, by and between Virium Pharmaceuticals, Inc.(a predecessor in interest to Access) and Southern Research Institute; and
•	Exclusive Patent and Know-how Sub-license Agreement between Somanta and Immunodex, Inc. dated August 18, 2005, as amended.

We are dependent upon these licenses for our rights to develop and commercialize our product candidates. These licenses may be terminated or converted to non-exclusive licenses by the licensor if we breach the terms of the license. We cannot guarantee you that the licenses will not be terminated or converted in the future.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacturing and commercialization of any future drugs.

The market may not accept any pharmaceutical products that we develop.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. We cannot assure you that any patents will be issued from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Jeffrey B. Davis. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Jeffrey B. Davis, David P. Nowotnik, PhD our Senior Vice President Research and Development and Frank A. Jacobucci, our Vice President Sales and Marketing , their employment may be terminated by them or us at any time. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

We may be required to pay liquidated damages to certain investors if we do not maintain an effective registration statement relating to common stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock, upon exercise of certain warrants or the issuance of certain dividends.

Pursuant to issuing Series A Cumulative Convertible Preferred Stock and warrants, we entered into an Investor Rights Agreement with the purchasers of Series A Cumulative Convertible Preferred Stock.  The Investor Rights Agreement requires, among other things, that we maintain an effective registration statement for common stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock or upon exercise of certain warrants.  We have failed to maintain such an effective registration statement and, as a result, we may be required to pay liquidated damages to certain holders of such Series A Cumulative Convertible Preferred Stock and warrants for the period of time in which an effective registration statement was not in place.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our Certificate of Incorporation, By-laws and Stockholders Rights Plan may make it more difficult for a third party to acquire control of us, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

Substantial sales of our common stock could lower our stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares we may issue or be obligated to issue in the future. Substantially all of the  shares of our common stock that were outstanding as of March 18, 2010, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Risks related to our common stock

We have an unsecured convertible note outstanding in the principle amount of $5,500,000 which is due on September 13, 2011 and which we may be unable to repay at maturity.

We have a convertible note outstanding to a high net worth individual in the principle amount of $5.5 million which is due and payable by us on September 13, 2011.  This convertible note accrues interest at the rate of 7.7% paid annually.  We may not have the funds to repay the holder of the convertible note at maturity or to continue to pay the interest on the convertible note in the ordinary course which would result in our defaulting under the note.  If this occurs, the holder of the note would have rights senior to those of our common stockholders.

We have issued and outstanding shares of Series A Cumulative Convertible Preferred Stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock.

If we issue shares of our common stock or common stock equivalents at a price below $3.00 per share, the conversion price of our Series A Cumulative Convertible Preferred Stock will automatically be lowered to the common stock issue price.

Our Series A Cumulative Convertible Preferred Stock includes certain anti-dilution provisions.  As a result of the anti-dilution provisions, the conversion price of the Series A Cumulative Convertible Preferred Stock is subject to a price adjustment upon certain issuances of additional shares of common stock for a price below $3.00 per share.

If we issue shares of our common stock or common stock equivalents at a price below $3.50 per share, the exercise price of certain of our outstanding warrants will be automatically lowered to the common stock issue price.

Certain of our warrants contain a price protection mechanisms in which the exercise price of these the warrants will automatically be lowered in the event we issue shares of our common stock for a price less than $3.50 per share.

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

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Lake End Capital LLC each beneficially owned approximately 56.7%, 11.2% and 7.7%, respectively, of our common stock on an as converted basis as of March 18, 2010. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in December 2010. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4.  RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Jeffrey B. Davis, 47 has been our Chief Executive Officer since December 26, 2007. Previously, Mr. Davis was Chairman of the Board, member of the Executive Committee and a Chairman of the Compensation Committee of the Board. Mr. Davis currently serves as President of SCO Financial Group LLC. Previously, Mr. Davis served in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of Uluru, Inc.

David P. Nowotnik, Ph.D., 61, has been Senior Vice President Research and Development since January 2003 and was Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Frank A. Jacobucci, 47, has been our Vice President Sales and Marketing since December 2009. Mr. Jacobucci was President and COO of Milestone Biosciences, LLC from 2007 to 2009. He was Vice President Sales/Marketing of Claims Resolution Center Oncology Services in 2007, Area Sales Manager-Eastern Seaboard of Precision Therapeutics, Inc. from 2006-2007 and Sales Trainer/Field Sales Advisor/Senior Sales Executive of MGI Pharma from 2003 to 2006. Mr. Jacobucci has had manager positions with increasing responsibilities from 1990 to 2003 with various other pharmaceutical and other companies. He holds a B.S. degree from University of Nevada, Las Vegas.

Mr. Phillip S. Wise, 52, has been our Vice President Business Development since June 1, 2006. Mr. Wise was Vice President of Commercial and Business Development for Enhance Pharmaceuticals, Inc. and Ardent Pharmaceuticals, Inc. from 2000 until 2006. Prior to that time he was with Glaxo Wellcome, from 1990 to 2000 in various capacities.

Mr. Stephen B. Thompson, 56, has been Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

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

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2009 and 2008. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2009
First quarter	$1.85	$0.77
Second quarter	2.25	1.25
Third quarter	4.70	1.84
Fourth quarter	3.50	2.80

Fiscal Year Ended December 31, 2008
First quarter	$3.50	$1.35
Second quarter	3.30	1.40
Third quarter	3.49	2.50
Fourth quarter	2.75	0.80

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

The number of record holders of Access common stock at March 18, 2010 was approximately 6,600. On March 18, 2010, the closing price for the common stock as quoted on the OTCBB was $2.55. There were 13,297,802 shares of common stock outstanding at March 18, 2010.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security
holders:
2005 Equity Incentive Plan	1,435,237	$1.99	1,408,851
1995 Stock Awards Plan	103,000	15.89	-
2001 Restricted Stock Plan	-	-	52,818

Equity compensation plans
not approved by security
holders:
2007 Special Stock Option Plan	100,000	2.9	350,000
Total	1,638,237	$2.92	1,811,669

The 2007 Special Stock Option Plan

The 2007 Special Stock Option Plan (Plan) was adopted by the Board in January 2007. The Plan is not intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Code). The Plan allows for the issuance of options to acquire up to 450,000 shares of our common stock of which 100,000 have been issued. The purpose of the Plan is to encourage ownership of common stock by employees, consultants, advisors and directors and to provide additional incentive for them to promote the success of our business. The Plan provides for the grant of non-qualified stock options to employees (including officers, directors, advisors and consultants). The Plan will expire in January 2017, unless earlier terminated by the Board. The options in the Plan granted to date expired March 12, 2010.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

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

Our licensing revenue for the year ended December 31, 2009 was $315,000 as compared to $118,000 for the same period of 2008. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. We have received upfront licensing payments from SpePharm Holding, B.V., RHEI, JCOM and ASK.

We recorded royalty revenue of $37,000 for the year ended December 31, 2009. There were no royalties in the same year in 2008.

We had sponsored research and development revenue of $173,000 for the year ended December 31, 2008. The research and development agreement was completed in 2008.

Total research and development spending for the year ended December 31, 2009 was $2,657,000, as compared to $23,235,000 for the same period in 2008, a decrease of $20,578,000. The decrease in expenses was primarily due to:

•	the Somanta acquisition resulted in a one-time non-cash in-process research and development expense in the first quarter of 2008 ($8,879,000);
•	MacroChem’s acquisition of Virium on April 18, 2008 which resulted in a one-time non-cash in-process research and development expense ($9,657,000);
•	research and development expenses incurred by MacroChem for the year ended December 31, 2008, which are no longer ongoing ($953,000);
•	lower costs for product manufacturing due to the start of a new ProLindac clinical trial ($753,000);
•	lower salary and related expenses ($392,000);
•	lower scientific consulting expenses ($266,000);
•	other net decreases in research spending ($84,000);
•	offset by higher expenses due to option grants ($303,000); and
•	offset by higher clinical costs due to the planned start of a new clinical trial in 2010 ($103,000).

Total general and administrative expenses were $7,112,000 for the year ended December 31, 2009, a decrease of $351,000 over 2008 expenses of $7,463,000. The decrease in spending was due primarily to the following:

•	lower general and administrative expenses incurred by MacroChem for the year ended December 31, 2008 that are no longer ongoing ($2,943,000);
•	lower accrual for liquidated damages ($493,000);
•	lower director and officer insurance and lower director fees ($166,000) due to lower insurance costs and directors taking options instead of fees in 2009;
•	lower patent expenses ($117,000);
•	lower legal and accounting expenses ($86,000); and
•	other net decreases in general and administrative expenses ($110,000);
•	offset by higher shareholder consultant expenses ($2,348,000) to inform investors about Access and to expand our shareholder base;
•	higher business professional expenses ($1,094,000); and
•	higher expenses due to the cost of option grants ($122,000).

Depreciation and amortization was $259,000 for the year ended December 31, 2009 as compared to $324,000 for the same period in 2008 reflecting a decrease of $65,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for year ended December 31, 2009 were $10,028,000 as compared to total operating expenses of $31,022,000 for same period in 2008, a decrease of $20,994,000 for the reasons listed above.

Increase in fair value of derivative liability was $7,154,000 for the year ended December 31, 2009. There was no derivative expense for the year ended December 31, 2008. The explanation of the derivative expense can be found in Note 9 in Notes to Consolidated Financial Statements.

Interest and miscellaneous income was $29,000 for the year ended December 31, 2009 as compared to $211,000 for the same period of 2008, a decrease of $182,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2009 versus 2008.

Interest and other expense was $539,000 for the year ended December 31, 2009 as compared to $911,000 in 2008, a decrease of $372,000. The decrease in interest and other expense was due to MacroChem notes payable that were exchanged and cancelled for shares of our common stock in connection with our acquisition of MacroChem. The notes payable were issued in the second quarter of 2008.

Preferred stock dividends of $1,886,000 were accrued for the year ended December 31, 2009 and $3,358,000 for 2008, a decrease of $1,472,000. The decrease is due to preferred shareholders converting their ownership to common stock in 2009 and beneficial conversion feature in 2008 as discussed below, offset by a placement of preferred stock that closed in February 4, 2008. Dividends are paid semi-annually in either cash or common stock.

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

Net loss allocable to common stockholders for year ended December 31, 2009 was $19,226,000, or a $1.63 basic and diluted loss per common share, compared with a loss of $34,789,000, or a $4.16 basic and diluted loss per common share for the same period in 2008, a decreased loss of $15,563,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing fees provided limited funding for operations during the year ended December 31, 2009. As of March 18, 2010, our cash and cash equivalents were $4,507,000 and our net cash burn rate for the year ended December 31, 2009, was approximately $172,000 per month. As of December 31, 2009, our working capital deficit was $7,949,000. Our working capital deficit at December 31, 2009 represented an increase of $3,336,000 as compared to our working capital deficit as of December 31, 2008 of $4,613,000. The increase in the working capital deficit at December 31, 2009 reflects an increase in operating expenses which included manufacturing product scale-up for our new ProLindac trial and MacroChem expenses offset by milestone payments from our licensing agreements. As of December 31, 2009, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of March 18, 2010, the Company did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2009 of $241,807,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of ProLindac™, MuGard™ and our other product candidates;

•	the ability to convert, repay or restructure our outstanding convertible note and debentures;

•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

•	continued scientific progress in our research and development programs;

•	the magnitude, scope and results of preclinical testing and clinical trials;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	the costs involved in conducting clinical trials;

•	competing technological developments;

•	the cost of manufacturing and scale-up;

•	the ability to establish and maintain effective commercialization arrangements and activities; and

•	successful regulatory filings.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2009	2008
Polymer Platinate (ProLindac™)	$2,507	$3,402	$28,126
Mucoadhesive Liquid Technology (MLT)	107	-	1,618
Others (2)	43	332	5,437
Total	$2,657	$3,734	$35,181

(1)	Cumulative spending from inception of the Company or project through December 31, 2009.
(2)	Includes: Vitamin Mediated Targeted Delivery, carbohydrate targeting and other projects.

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

We do not believe inflation or changing prices have had a material impact on our revenue or operating income.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional affect on us as compared to U.S. industry overall.

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

Asset Impairment

Our intangible assets at December 31, 2009 consisted primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test on at least an annual basis or when indications of impairment exist. At December 31, 2009 and for the year then ended, Management believes no impairment of our intangible assets exists.

Revenues

Our revenues are generated from licensing and research and development agreements. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed.

Stock Based Compensation Expense

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have several stock-based compensation plans under which incentive and non-incentive qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 was approximately $811,000 and $922,000, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. GAAP. As the issuance of ASC does not change U.S. GAAP and our adoption did not have any impact on our 2009 Financial Statements.

In June 2009, the FASB issued accounting guidance that eliminates the exemption from consolidation for qualifying special-purpose entities, effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We currently do not have any of these entities.

In June 2009, the FASB issued accounting guidance that assists in determining whether an enterprise has a controlling financial interest in a variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We currently do not have any such arrangements.

In October 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables that provides principles for allocation of consideration among an arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

Off-Balance Sheet Transactions

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Form 10-K on pages F-1 through F-25. Reference is made to Item 15 of this Form -10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness described above, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership.  The information required by this Item is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 26, 2010 (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.accesspharma.com under the heading “Investor Information”. We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.  We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX  75207.

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

Report of Registered Independent Public Accounting Firm..............................................................................................................................................................................
F-1
Consolidated Balance Sheets at December 31, 2009 and 2008...........................................................................................................................................................................
F-2
Consolidated Statements of Operations for 2009 and 2008................................................................................................................................................................................
F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for 2009 and 2008...............................................................................................................................................
F-4
Consolidated Statements of Cash Flows for 2009 and 2008...............................................................................................................................................................................
F-5
Notes to Consolidated Financial Statements...
F-6

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

10.5*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.6	Form of Convertible Note (Incorporated by reference to Exhibit 25 of our Form 10-Q for the quarter ended September 30, 2000)
10.7
Rights Agreement dated as of October 31, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated November 7, 2001)

10.8
Amendment to Rights Agreement dated as of February 16, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 10.33 of our Form 10-Q for the quarter ended March 31, 2006)

10.9	Amendment to Rights Agreement dated as of November 9, 2007 between the Registrant and American Stock Transfer & Trust Company as Rights Agent
10.10*	2001 Restricted Stock Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 16, 2001)
10.11*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.12	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.13	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.14	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.15	Form of Warrant dated February 16, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.31 of our Form 10-Q for the quarter ended March 31, 2006)
10.16	Form of Warrant dated October 24, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form 10-KSB filed on April 2, 2007)
10.17	Form of Warrant December 6, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.32 of our Form 10-KSB filed on April 2, 2007)
10.18*
2007 Special Stock Option Plan and Agreement dated January 4, 2007, by and between the Registrant and Stephen R. Seiler, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.35 of our Form 10-QSB filed on May 15, 2007)

10.19	Note Purchase Agreement dated April 26, 2007, between the Registrant and Somanta Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.42 of our Form 10-Q filed on August 14, 2007)
10.20
Preferred Stock and Warrant Purchase Agreement, dated November 7, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.23 of our Form S-1 filed on March 11, 2008)

10.21	Investor Rights Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.24 of our Form S-1 filed on March 11, 2008)
10.22	Form of Warrant Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.25 of our Form S-1 filed on March 11, 2008)
10.23	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.24	Amendment and Restated Purchase Agreement, dated February 4, 2008 between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form S-1 filed on March 11, 2008)
10.25
Amended and Restated Investor Rights Agreement, dated February 4, 2008, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.28 of our Form S-1 filed on March 11, 2008)

10.26*	Employment Agreement dated January 4, 2008, between the Registrant and Jeffrey B. Davis (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on March 11, 2008)

10.27	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on January 15, 2010)
10.28	Form of Warrant (Incorporated by reference to Exhibit 10.30 of our Form S-1 filed on January 15, 2010)
10.29*	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.31 of our Form 8-K February 8, 2010)
21	Subsidiaries of the Registrant
23.1         Consent of Whitley Penn LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15© of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date March 22, 2010                                                                           By:  /s/ Jeffrey B. Davis
    Jeffrey B. Davis
    Chief Executive Officer
    Principal Executive Officer

Date March 22, 2010                                                                           By:  /s/ Stephen B. Thompson
    Stephen B. Thompson
    Vice President, Chief Financial
    Officer and Treasurer
    Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date March 22, 2010                                                                           By:  /s/ Jeffrey B. Davis
    Jeffrey B. Davis, Director
    Chief Executive Officer
    Principal Executive Officer

Date March 22, 2010                                                                           By:  /s/ Stephen B. Thompson
    Stephen B. Thompson
    Vice President, Chief Financial
    Officer and Treasurer
    Principal Financial and Accounting Officer

Date March 22, 2010                                                                           By:  /s/ Mark J. Ahn
    Mark J. Ahn, Director

Date March 22, 2010                                                                           By:  /s/ Mark J. Alvino
    Mark J. Alvino, Director

Date  March 22, 2010                                                                          By:  /s/ Esteban Cvitkovic
    Esteban Cvitkovic, Director

Date March 22, 2010                                                                           By:  /s/ Stephen B. Howell
    Stephen B. Howell, Director

Date March 22, 2010                                                                           By:  /s/ Steven H. Rouhandeh
    Steven H. Rouhandeh, Chairman of
    the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the consolidated financial statements, the Company and MacroChem Corporation were deemed entities under common control related to the acquisition of MacroChem Corporation by the Company on February 25, 2009. The consolidated financial statements as of and for the years ended December 31, 2009 and 2008 have been retroactively restated on a combined basis to reflect the transaction as if it had occurred on January 1, 2008.

As described in Note 9 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Accounting Standards Codification Topic 815, Derivatives and Hedging) effective as of January 1, 2009.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
March 22, 2010

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2009	December 31, 2008
		(See Note 12)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 607,000 36,000 42,000	$ 2,677,000 147,000 175,000
Total current assets	685,000	2,999,000
Property and equipment, net	50,000	95,000
Patents, net	787,000	999,000
Other assets	61,000	78,000
Total assets	$ 1,583,000	$ 4,171,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Notes payable Current portion of deferred revenue	$ 4,094,000 857,000 2,773,000 563,000 - 347,000	$ 3,287,000 1,295,000 1,896,000 145,000 825,000 164,000
Total current liabilities	8,634,000	7,612,000
Derivative liability Long-term deferred revenue Long-term convertible debt	9,708,000 4,730,000 5,500,000	- 2,245,000 5,500,000
Total liabilities	28,572,000	15,357,000
Commitments and contingencies

Stockholders' deficit
  Convertible preferred stock - $.01 par value; authorized 2,000,000 shares;
     2,992.3617 issued at December 31, 2009; 3,242.8617 issued at
     December 31, 2008
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 13,171,545 at December 31, 2009; issued 9,467,474
      at December 31, 2008
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
	- 132,000 215,735,000 (1,045,000) (4,000)	- 95,000 225,753,000 (1,045,000) (4,000)
Accumulated deficit	(241,807,000)	(235,985,000)
Total stockholders' deficit	(26,989,000)	(11,186,000)
Total liabilities and stockholders' deficit	$ 1,583,000	$ 4,171,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2009	2008
		(See Note 12)
Revenues
License revenues	$315,000	$118,000
Royalties	37,000	-
Sponsored research and development	-	173,000
Total revenues	352,000	291,000

Expenses
Research and development	2,657,000	23,235,000
General and administrative	7,112,000	7,463,000
Depreciation and amortization	259,000	324,000
Total expenses	10,028,000	31,022,000

Loss from operations	(9,676,000)	(30,731,000)

Interest and miscellaneous income	29,000	211,000
Interest and other expense	(539,000)	(911,000)
Loss on change in fair value of derivative	(7,154,000)	-
	(7,664,000)	(700,000)
Net loss	(17,340,000)	(31,431,000)

Less preferred stock dividends	(1,886,000)	(3,358,000)
Net loss allocable to common stockholders	$(19,226,000)	$(34,789,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	$(1.63)	$(4.16)

Weighted average basic and diluted common shares outstanding	11,818,530	8,354,031

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(See Note 12)

						Notes
					Additional	receivable from
	Shares	Amount	Shares	Amount	paid-in	stockholders	Treasury	Accumulated
					capital		stock
Access-MacroChem as if combined at January 1, 2008	6,085,000	$61,000	3,227.3617	$-	$213,782,000	$(1,045,000)	$(4,000)	$(199,892,000)
Common stock issued for services	10,000	-	-	-	27,000	-	-	-
Warrants issued for services	-	-	-	-	350,000	-	-	-
Common stock issued for cash exercise of options	25,000	-	-	-	15,000	-	-	-
Stock option compensation expense	-	-	-	-	922,000	-	-	-
Preferred stock issuances	-	-	272.5000	-	1,687,000	-	-	-
Warrants issued with preferred stock	-	-	-	-	1,142,000	-	-	-
Costs of stock issuances	-	-	-	-	(385,000)	-	-	-
Preferred stock dividend beneficial conversion feature	-	-	-	-	1,308,000	-	-	(1,308,000)
Common stock and warrants issued to Somanta shareholders	1,500,000	15,000	-	-	4,916,000	-	-	-
Common stock and warrants issued to Somanta creditors	538,000	5,000	-	-	1,571,000	-	-	-
Preferred stock converted into common stock	857,000	9,000	(257.0000)	-	(9,000)	-	-	-
Common stock issued for preferred dividends	452,000	5,000	-	-	427,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(3,358,000)
Net loss	-	-	-	-	-	-	-	(31,427,000)
Balance, December 31, 2008	9,467,000	95,000	3,242.8617	-	225,753,000	(1,045,000)	(4,000)	(235,985,000)

Cumulative effect of a change in accounting principle (See Note 9)	-	-	-	-	(15,957,000)	-	-	13,404,000
Restricted common stock issued for services	687,000	8,000	-	-	2,199,000	-	-	-
Warrants issued for services	-	-	-	-	796,000	-	-	-
Common stock issued for cash exercise of options	250,000	2,000	-	-	177,000	-	-	-
Common stock issued for cashless warrant exercises	33,000	-	-	-	-	-	-	-
Preferred stock converted into common stock	836,000	9,000	(250.5000)	-	(9,000)	-	-	-
Common stock issued for preferred dividends	915,000	9,000	-	-	918,000	-	-	-
Stock option compensation expense	-	-	-	-	811,000	-	-	-
Common stock issued to MacroChem noteholders for notes and accrued interest	859,000	8,000	-	-	851,000	-	-	-
Common stock issued to former MacroChem executives	125,000	1,000	-	-	196,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(1,886,000)
Net loss	-	-	-	-	-	-	-	(17,340,000)

Balance, December 31, 2009	13,172,000	$132,000	2,992.3617	$-	$215,735,000	$(1,045,000)	$(4,000)	$(241,807,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
		(See Note 12)
Cash flows from operating activities:
Net loss	$(17,340,000)	$(31,431,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock option compensation expense	811,000	922,000
Stock and warrants issued for services	3,200,000	533,000
Acquired in-process research & development	-	18,540,000
Amortization of debt discount and beneficial conversion feature	-	263,000
Loss on change in fair value of derivative	7,154,000	-
Depreciation and amortization	259,000	317,000
Change in operating assets and liabilities:
Receivables	111,000	(112,000)
Prepaid expenses and other current assets	133,000	(19,000)
Other assets	17,000	(66,000)
Accounts payable and accrued expenses	369,000	260,000
Dividends payable	(82,000)	19,000
Accrued interest payable	452,000	15,000
Deferred revenue	2,668,000	1,435,000
Net cash used in operating activities	(2,248,000)	(9,324,000)

Cash flows from investing activities:
Capital expenditures	(2,000)	(31,000)
Proceeds from sale of asset	1,000	13,000
Redemption of short-term investments and certificate
of deposits	-	759,000
Virium acquisition by MacroChem, net of cash acquired	-	(240,000)
Somanta acquisition, net of cash acquired	-	(65,000)
Net cash provided by (used in) investing activities	(1,000)	436,000

Cash flows from financing activities:
Proceeds from debt issuance	-	400,000
Payments of notes payable	-	(639,000)
Proceeds from exercise of stock options	179,000	15,000
Proceeds from preferred stock issuances, net of costs	-	2,444,000
Net cash provided by financing activities	179,000	2,220,000

Net decrease in cash and cash equivalents	(2,070,000)	(6,668,000)
Cash and cash equivalents at beginning of year	2,677,000	9,345,000
Cash and cash equivalents at end of year	$607,000	$2,677,000

Supplemental cash flow information:
Cash paid for interest	$1,000	$568,000

Supplemental disclosure of noncash transactions
Shares issued for payables, notes payable and accrued interest	859,000	1,576,000
Shares issued for dividends on preferred stock	927,000	432,000
Warrants issued for placement agent fees	-	104,000
Preferred stock dividends in dividends payable	1,886,000	3,358,000
Beneficial conversion feature -
February 2008 preferred stock dividends	-	857,000
November 2007 preferred stock dividends	-	451,000
Preferred stock issuance costs paid in cash	-	281,000
Debt discount related to MacroChem convertible debt issuance	-	93,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2009

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

The consolidated balance sheet as of December 31, 2008, contains financial information taken from the audited Access financial statements as of that date and is combined with the audited financial data from MacroChem, as discussed further in Note 12.

On February 25, 2009, we closed our acquisition of MacroChem Corporation through the issuance of an aggregate of approximately 2.5 million shares of our common stock. Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board standards on business combinations for entities under common control. See also Note 12.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications to the consolidated financial statements for all prior periods presented have been made to conform to the 2009 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the valuation of impairment analysis of intangible assets, fair value of financila instruments, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation and valuation of other equity instruments, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Segments

The Company operates in a single segment.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2009 and 2008, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

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

We consider the conversion options and warrants related to its Series A Cumulative Convertible Preferred Stock to be derivatives, and we record the fair value of the derivative liabilities in our consolidated balance sheets. Changes in fair value of the derivative liabilities are included in loss on change in fair value of derivative in the consolidated statements of operations.

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

We account for income taxes in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2009 and 2008, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Loss Per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes, preferred stock and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 21,658,171 and 22,051,685 were excluded from the loss per share computation for 2009 and 2008, respectively.

Patents

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Intangible assets consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets - Patents	$2,624	$1,837	$2,624	$1,625

Amortization expense related to intangible assets totaled $212,000 and $229,000 for the years ended December 31, 2009 and 2008, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2009 is as follows (in thousands):

2010	$212
2011	212
2012	82
2013	44
2014	44
Thereafter	193
Total	$787

Revenues

Our revenues are generated from licensing and research and development agreements. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed.

Stock-Based Compensation

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have several stock-based compensation plans under which incentive and non-incentive qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value of the award. We use the Black-Sholes option pricing model to value our options.

During 2009 and 2008, 565,000 stock options and 305,000 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2009 and 2008 are:

	2009	2008
Expected volatility assumption was based upon a combination of historical stock price volatility measured on a weekly basis and is considered a reasonable indicator of expected volatility.	115%	133%
Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the our employee stock options.	2.37%	2.97%
Dividend yield assumption is based on our history and expectation of dividend payments.	None	None
Estimated expected term (average of number years) is based on the simplified method as prescribed by SAB 107/110 as we do not have sufficient information to calculate an expected term.	5.5 years	6.2 years

At December 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $632,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted.

The weighted-average fair value of options existing under all plans during 2009 was $2.92 at December 31, 2009.

The following table summarizes stock-based compensation for the years ended December 31, 2009 and 2008 which was allocated as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008
Research and development	$381	$108
General and administrative	430	814
Stock-based compensation expense included in operating expense	811	922

Total stock-based compensation expense	811	922
Tax benefit	-	-
Stock-based compensation expense, net of tax	$811	$922

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with U.S. GAAP. As the issuance of ASC does not change U.S. GAAP, its adoption did not have any impact on our 2009 Financial Statements.

In June 2009, the FASB issued accounting guidance that eliminates the exemption from consolidation for qualifying special-purpose entities, effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. We currently do not have any of these entities.

In June 2009, the FASB issued accounting guidance that assists in determining whether an enterprise has a controlling financial interest in a variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We currently do not have any such arrangements.

In October 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables that provides principles for allocation of consideration among an arrangement's multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we are a going concern. We incurred a net loss in the years ended December 31, 2009 and 2008.

Management believes that our current cash and expected license fees should fund our expected burn rate into the first quarter of 2011. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

On February 12, 2008, our Board of Directors elected Steven H. Rouhandeh as director and Chairman of the Board effective as of March 4, 2008. Mr. Rouhandeh is Chief Investment Officer of SCO Capital Partners, L.P.

In the event SCO Capital Partners LLC (SCO) and its affiliates were to convert all of their shares of Series A Preferred Stock and exercise all of their warrants, they would own approximately 56.7% of the voting securities of Access. During 2008 SCO and affiliates were paid $191,000 in placement agent fees relating to the issuance of preferred stock and were issued warrants to purchase our 39,667 shares of our common stock. SCO and affiliates also were paid $300,000 in investor relations fees in 2009 and $232,000 in investor relations fees in 2008.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

Dr. Esteban Cvitkovic, a Director, has served as a consultant and Senior Director, Oncology Clinical Research & Development, since August 2007. Dr. Cvitkovic receives payments for consulting expenses, office expenses and reimbursement of direct expenses. Dr. Cvitkovic also has received the following warrants and options for his consulting. In May 2009, Dr. Cvitkovic received options to purchase 75,000 shares of our Common Stock at $1.38 with all options currently vested and can be exercised until January 4, 2012. In January 2008, Dr. Cvitkovic received warrants to purchase 200,000 shares of our Common Stock at $3.15 per share that can be exercised until January 4, 2012. The warrants vest over two years in 50,000 share blocks with vesting on July 4, 2008, January 4, 2009, July 4, 2009, and the remaining warrants on January 4, 2010. All of the warrants are currently vested. Dr. Cvitkovic’s payments for consulting services and expense reimbursements are as follows:

				Fair Value
				of exercisable
	Consulting	Office	Expense	Options /
Year	Fees	Expenses	Reimbursement	Warrants
2009	$132,000	$18,000	$10,000	$86,000
2008	$320,000	$30,000	$71,000	$164,000

Stephen B. Howell, M.D., a Director, received payments for consulting services and reimbursement of direct expenses. His consulting agreement expired in March 1, 2008. Dr. Howell’s payments for consulting services and expense reimbursements are as follows:

	Consulting	Expense
Year	Fees	Reimbursement
2008	$31,000	$3,000

See Note 10 for a discussion of our Restricted Stock Purchase Program.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2009	2008
Laboratory equipment	$786,000	$831,000
Laboratory and building improvements	58,000	58,000
Furniture and equipment	567,000	568,000
	1,411,000	1,457,000
Less accumulated depreciation and amortization	1,361,000	1,362,000
Net property and equipment	$50,000	$95,000

Depreciation and amortization on property and equipment was $47,000 and $96,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in 2009 and 2008) and to have the amount of such reduction contributed to the 401(k) Plan. We had a 401(k) matching program whereby we contributed for each dollar a participant contributes a like amount, with a maximum contribution of 4% of a participant’s earnings in the first five months of 2009 and all twelve months in 2008. The Company suspended matching on June 1, 2009. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 62 investment options. Company contributions under the 401(k) Plan were approximately $16,000 in 2009 and $39,000 in 2008.

NOTE 6 – DEBT

$5,500,000 due on September 13, 2011. The unsecured convertible note bears interest at 7.7% per annum with $423,500 of interest due annually on September 13th. During 2009, this investor delayed his interest payments which were due in 2009 until February 1, 2010 or earlier if the Company raised funds in an offering. We raised $6.2 million in the January 2010 offering and paid the investor interest of $440,000. At December 31, 2009 in addition to the note of $5,500,000 an additional $436,000 of interest was due. This note has a fixed conversion price of $27.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due dates.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Future maturities of the note payable and other obligations are as follows:

Future
Maturities	Debt
2011	5,500,000

Operating Leases
At December 31, 2009, we had commitments under non-cancelable operating leases for office and research and development facilities until December 31, 2010 totaling $77,000. Rent expense for the years ended December 31, 2009 and 2008 was $111,000 and $107,000, respectively. We also have one non-cancelable operating lease – for a copier with future obligations totaling approximately $19,000 ending in 2011 (with $9,600 expensed each year).

Legal
We are not currently subject to any material pending legal proceedings.

NOTE 8 - FAIR VALUE MEASUREMENTS

The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items. The carrying value of the convertible long-term debt is at book value which approximates the fair value as the interest rate is at market value.

Effective January 1, 2008, we adopted fair value measurement guidance issued by the FASB related to financial assets and liabilities which define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are summarized below:

(in thousands)	December 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash	$607	$-	$607	$2,677	$-	$2,677

Liabilities:
Derivative liability	$-	$9,708	$9,708	$-	$-	$-

The adoption of this guidance related to financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements.

NOTE 9 – PREFERRED STOCK

On November 7, 2007, and February 4, 2008, we entered into securities purchase agreements (the Purchase Agreements) with accredited investors to sell shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the Series A Preferred Stock) and agreed to issue warrants to purchase shares of our common stock at an exercise price of $3.50 per share. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

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

The issued and outstanding shares of Series A Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock. Under these terms, should Access issue additional shares of common stock, in certain circumstances, for a price below $3.00 per share, the conversion price of the Series A Preferred Stock will be lowered to the lowest subsequent issue price below $3.00 per share until the shares are converted or redeemed. This will have the effect of diluting the holders of our common stock. Under the terms of the Purchase Agreement, should Access issue additional shares of common stock, in certain circumstances, for a price below $3.50 per share, the exercise price of the warrants will be lowered to the lowest subsequent issue price below $3.50 per share until the warrants are exercised or expire. Additionally, as discussed below, if we are unable to maintain an effective registration statement related to the Series A Preferred Stock, we would be required to pay liquidating damages.

November 7, 2007 Preferred Stock
On November 7, 2007, we entered into the Purchase Agreements with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our Series A Preferred Stock and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

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

The conversion of debt into equity resulted in a loss on extinguishment of debt of $11,628,000. This represented the difference between the fair value of the equity interest granted, based on recent sales of identical equity instruments, and the carrying amount of the debt and interest settled.

In connection with the preferred stock offering, we issued warrants for placement agent fees, to purchase a total of 209,000 shares of common stock. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.59 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 110% and a term of 6 years.

February 4, 2008 Preferred Stock
On February 4, 2008, we entered into Purchase Agreements with accredited investors whereby we agreed to sell 272.50 shares of our Series A Preferred Stock and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share.

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

An additional $451,000 in preferred stock dividends was recorded in the first quarter of 2008 as a result of a prior year correction. The change was due to preferred stock dividends and the beneficial conversion features associated with the warrants issued in connection with the November 2007 preferred stock agreement. We determined that the adjustment would have an immaterial effect to our consolidated financial statements for the years ended December 31, 2008, based on management’s qualitative and quantitative analysis relative to its materiality consistent with the applicable accounting guidance.

In connection with the preferred stock offering, we issued warrants for placement agent fees to purchase a total of 45,417 shares of common stock. All of the warrants are exercisable immediately and expire six years from the date of issue.  The fair value of the warrants was $2.29 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and an expected term of 6 years.

Change in Accounting Principle

Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embeded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting FASB ASC 815, warrants to purchase 3,895,047 of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $3.50 and expire on November 10, 2013 and February 24, 2014. Effective January 1, 2009, we reclassified the fair value of these common stock warrants, from equity to liability status, as if these warrants were treated as a derivative liability since origination.

We determined that the anti-dilution provision built into the preferred shares and warrants issued should be considered for derivative accounting. FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. We determined that the anti-dilution provision associated with the November 2007 and February 2008 preferred shares and warrants no longer met the criteria for equity accounting through the revised criteria in FASB ASC 815. FASB ASC 815 provides for transition guidance whereby a cumulative effect of a change in accounting principle should be recognized as an adjustment to retained earnings and other impacted balance sheet items as of January 1, 2009. The cumulative-effect adjustment is the difference between the amounts recognized prior to adoption and amounts recognized at adoption assuming this guidance had been applied from the issuance date of the preferred stock and warrants.

Accordingly, at January 1, 2009, we determined that the warrants and the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period since management asserts that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. We will reevaluate this in future reporting periods to determine if a derivative liability should be recorded.  The warrants were valued at issuance and each reporting period since using the Black-Scholes model.  Both of these derivatives will continue to be marked to market in accordance with FASB ASC 815.

On January 1, 2009 we reclassified the fair value of the warrants from equity to liability as if these warrants were treated as a derivative liability since their issue date.  Additionally, we reclassified $15,957,000 of previously recorded beneficial conversion features recorded under the previous accounting that related to the preferred stock and warrants. The impact of adoption was a decrease in Additional paid-in capital of $15,957,000, a decrease in accumulated deficit of $13,404,000 and an increase in derivative liability of $2,553,000.

The resulting accounting leads to derivative liability of $2,553,000 as of January 1, 2009 and $9,708,000 as of December 31, 2009. We recorded derivative expense of $7,154,000 for the year ended December 31, 2009.

The fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value were as follows.

	January 1, 2009	December 31, 2009
Risk-free interest rate	1.55%	2.69%
Expected volatility	116.31%	117.43%
Expected life (in years)	4.88	3.88
Dividend yield	0.00%	0.00%

As noted above, we were required to adopt this guidance effective January 1, 2009, however we did not apply this guidance to its 2009 Form 10-Q’s as required and instead recorded the adoption impact and current year activity in the fourth quarter. The impact, if recorded in the appropriate quarterly period would have been an increase in expense and derivative liability of $2,104,000, $2,036,000 and $1,929,000 for the three months ended March 31, June 30, and September 30, 2009, respectively. Additionally, our Form 10-Q’s for 2009 do not reflect the cumulative impact of the change in accounting principle which resulted in a decrease in additional paid-in capital of $15,957,000, a decrease in accumulated deficit of $13,404,000 and an increase in derivative liability of $2,553,000 on January 1, 2009.

Liquidated Damages
Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we are required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2009 and $675,000 in potential liquidated damages as of December 31, 2008. Potential liquidated damages are capped at 10% of each holder's investment. However, pursuant to the terms of the Investor Rights Agreement, we may not be required to pay such liquidated damages if such shares are saleable without restriction pursuant to Rule 144 of the Securities Act of 1933.

Preferred Stock Dividends
Preferred stock dividends of $2,773,000 were accrued through December 31, 2009, plus interest. Dividends are required to be paid semi-annually in either cash or common stock.

NOTE 10 – STOCKHOLDERS’ EQUITY

Restricted Stock Purchase Program

On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the Program, the Company’s executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 38,000 shares were purchased under the Program by four eligible participants at $27.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participants’ delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for one participant. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes are secured by a pledge of the purchased shares to the Company. The Company recorded the notes receivable from participants in this Program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheets. Interest on the notes is neither being collected nor accrued. The stock granted under the Program is fully vested.

Warrants

There were warrants to purchase a total of 9,835,479 shares of common stock outstanding at December 31, 2009. All warrants were exercisable at December 31, 2009, except for warrants to acquire 155,000 shares of common stock. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2009 investor relations advisor (a)	30,000	$3.45	9/15/12
2009 business consultant (b)	150,000	2.07	7/23/14
2009 investor relations advisor (c)	50,000	6.00	8/27/12
2009 investor relations advisor (d)	60,000	1.85	7/14/12
2008 preferred stock offering (e)	499,584	3.50	2/24/14
2008 Somanta accounts payable (f)	246,753	3.50	1/04/14
2008 warrants assumed on acquisition (g)	191,991	18.55-69.57	6/9/10-1/31/12
2008 investor relations advisor (h)	50,000	3.15	1/3/13
2008 investor relations advisor (i)	40,000	3.00	9/1/13
2008 scientific consultant (j)	200,000	3.15	1/4/12
2007 preferred stock offering (k)	3,649,880	3.50	11/10/13
2006 convertible note (l)	3,853,634	1.32	2/16/12
2006 convertible note (l)	386,364	1.32	10/24/12
2006 convertible note (l)	377,273	1.32	12/06/12
2006 investor relations advisor (m)	50,000	2.70	12/27/11
Total	9,835,479

a)
During 2009, an investor relations advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.45 per share at any time until September 15, 2012, for investor relations consulting services rendered from October 2009 through March 2010. 15,000 of the warrants were exercisable on December 31, 2009 and 15,000 of the warrants will be exercisable – 5,000 on January 31, 2010, 5,000 on February 28, 2010 and 5,000 on March 31, 2010. The fair value of the warrants was $1.55 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 1.43%, expected volatility 0.87% and a term of 3 years. The expense recorded for the year ended December 31, 2009 was $24,000.

b)
During 2009, a business consultant received warrants to purchase 150,000 shares of common stock at an exercise price of $2.07 per share at any time until July 23, 2014, for business consulting services rendered in 2009. 60,000 of the warrants were exercisable on December 31, 2009. The remaining 90,000 warrants may vest in 30,000 share increments with our stock price reaching specified trading prices. The remaining warrants will expire July 23, 2010 if our stock does not reach these specified trading prices. The expense recorded for the year ended December 31, 2009 was $238,000.

c)
During 2009, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share at any time until August 27, 2012, for investor relations consulting services rendered in 2009. All 50,000 of the warrants were exercisable at December 31, 2009. The fair value of the warrants was $2.04 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 1.58%, expected volatility 119% and a term of 3 years. The expense recorded for the year ended December 31, 2009 was $102,000.

d)
During 2009, an investor relations advisor received warrants to purchase 60,000 shares of common stock at an exercise price of $1.85 per share at any time until July 14, 2012, for investor relations consulting services rendered in 2009. All 60,000 of the warrants were exercisable on December 31, 2009. The expense recorded for the year ended December 31, 2009 was $233,000.

e)
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

f)
In connection with our acquisition of Somanta Pharmaceuticals, Inc. (Somanta) we exchanged for $1,576,000 due to Somanta vendors, 538,508 shares of our common stock and warrants to purchase 246,753 shares of common stock at $3.50. The warrants expire January 4, 2014.

g)	We assumed three warrants in the Somanta acquisition:
-Warrant #1 – 323 shares of our common stock at $69.57 per share and expires June 9, 2010.
-Warrant #2 – 31,943 shares of our common stock at $18.55 per share and expires January 31, 2012.
-Warrant #3 – 159,725 shares of our common stock at $23.19 per share and expires January 31, 2012.

h)
During 2008, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $3.15 per share at any time until January 3, 2013, for investor relations consulting services rendered in 2008. 25,000 of the warrants were exercisable on July 3, 2008 and 25,000 of the warrants will be exercisable January 3, 2009. The fair value of the warrants was $2.24 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.13%, expected volatility 127% and a term of 5 years.

i)
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

j)
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

k)
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

l)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,617,271 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue.

m)
During 2006, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $2.70 per share at any time from December 27, 2006 until December 27, 2011, for investor relations consulting services rendered in 2007. All of the warrants are exercisable.

Also, during 2009, an investor relations advisor received warrants for investor relations consulting services rendered in 2009. All of the warrants were exercised into 20,415 shares of common stock. The warrants were exercisable at $1.85 per share and would have expired July 14, 2012. The expense recorded for the year ended December 31, 2009 was $36,000.

2001 Restricted Stock Plan
We have a restricted stock plan, the 2001 Restricted Stock Plan, as amended, under which 80,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2009 there were 27,182 shares issued and 52,818 shares available for grant under the 2001 Restricted Stock Plan. All the issued shares are vested.

NOTE 11 - STOCK OPTION PLANS

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have several stock-based compensation plans under which incentive and non-incentive qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Our various stock-based employee compensation plans described below:

2005 Equity Incentive Plan

We have a stock awards plan, (the 2005 Equity Incentive Plan), under which 3,150,000 shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan).

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2009: dividend yield of 0%; volatility of 115%; risk-free interest rate of 2.37%; and expected lives of 5.5 years. The weighted average fair value of options granted was $1.38 per share during 2009. The assumptions for grants in fiscal 2008 were: dividend yield of 0%; volatility of 133%; risk-free interest rate of 2.97%; and expected lives of 6.2 years. The weighted average fair value of options granted was $2.73 per share during 2008.

  Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2008	926,386	$1.59
Granted, fair value of $ 2.73 per share	305,000	3.00
Exercised	(25,250)	0.63
Expired	(69,316)	3.17
Outstanding options at December 31, 2008	1,136,820	1.90

Granted, fair value of $ 1.38 per share	565,000	1.38
Exercised	(249,916)	0.73
Expired	(16,667)	3.00
Outstanding options at December 31, 2009	1,435,237	1.99

Exercisable at December 31, 2009	1,215,238	1.80

The intrinsic value of options under this plan related to the outstanding and exercisable options were $2,112,000 and $2,050,000 at December 31, 2009, respectively. The intrinsic value of options under this plan related to the outstanding and exercisable options were $229,000 at December 31, 2008.

The total intrinsic value of options exercised during 2009 was $642,000 and during 2008 was $60,000.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2009 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$0.63 - 0.85	412,500	7.0	$0.64	412,500	7.0	$0.64
$1.38	460,000	10.0	$1.38	460,000	10.0	$1.38
$2.90 - 7.23	562,737	8.7	$3.47	342,738	8.2	$3.75
	1,435,237			1,215,238

2007 Special Stock Option Plan

In January 2007 we adopted the 2007 Special Stock Option Plan and Agreement (the Plan). The Plan provides for the award of options to purchase 450,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2009, there were 350,000 additional shares available for grant under the Plan.

Under the 2007 Special Stock Option Plan, 450,000 options were issued in 2007 and 350,000 were forfeited. 100,000 options were outstanding at December 31, 2009 and 2008. 100,000 options in the 2007 Special Stock Option Plan were exercisable at December 31, 2009 and 2008. All of the options had an exercise price of $2.90 per share and expire March 12, 2010.

1995 Stock Awards Plan

Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2009, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 103,000 options were outstanding under this plan at December 31, 2009.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2008	162,417	$15.53
Expired	(44,417)	16.57
Outstanding options at December 31, 2008	118,000	15.14

Expired	(15,000)	10.00
Outstanding options at December 31, 2009	103,000	15.89

Exercisable at December 31, 2009	103,000	15.89

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2009 or 2008.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2009 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$10.10 - 12.50	60,640	3.8	$11.74	60,640	3.8	$11.74
$14.05 - 18.65	22,800	2.8	$16.82	22,800	2.8	$16.82
$20.25 – 29.25	19,560	4.1	$26.58	19,560	4.1	$26.58
	103,000			103,000

Two directors, who retired from our board of directors May 21, 2008, were granted two years until May 21, 2010 to exercise their vested stock options. This modification resulted in $100,000 in stock option expense that was recognized in year ended December 31, 2008.

NOTE 12 – MACROCHEM, SOMANTA AND VIRIUM ACQUISITIONS

MacroChem Corporation Acquisition
On February 25, 2009, the Company issued approximately 2,500,000 shares of its common stock in exchange for 100% of the outstanding stock and warrants of MacroChem Corporation (MacroChem). MacroChem’s principal activities were to develop and seek to commercialize pharmaceutical products using its proprietary drug delivery technologies. Its portfolio of proprietary product candidates was based on its drug delivery technologies: Soft Enhancement of Percutaneous Absorption (SEPA), MacroDerm and DermaPass. Its SEPA topical drug delivery technology enhances the efficiency and rate of diffusion of drugs into and through the skin. MacroChem had two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and Pexiganan, for the treatment of mild diabetic foot infection (DFI).

Prior to our acquisition of MacroChem, SCO, an investment company, held a majority of Access’ and MacroChem’s voting stock.  Specifically, SCO owned 53% of the voting stock of Access and 63% of the voting stock of MacroChem. A non-controlling interest of 37% existed at the merger date of MacroChem. In addition, certain members of SCO’s management serve on the board of directors of both Access and MacroChem. Based on these facts, Access and MacroChem were deemed under the common control of SCO. As the entities were deemed under common control, the acquisition was recorded similar to the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with Financial Accounting Standards Board standards on business combinations for entities under common control.

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

The income statement for all periods presented reflects the combined carrying amount of revenue and expenses. Below is a reconciliation of summary financial data for the year ended December 31, 2009 and the combined MacroChem financial data for the year ended December 31, 2008. The balance sheet as of December 31, 2008 also reflects the combined entities.

Following is a summary balance sheet at December 31, 2008:

	Access Pharmaceuticals	MacroChem Corporation	Combined
Current assets	$3,550,000	$84,000	$2,999,000
Total assets	4,257,000	549,000	4,171,000
Current liabilities	4,906,000	3,346,000	7,612,000
Long-term deferred revenue	2,245,000	24,000	2,245,000
Long-term debt	5,500,000	-	5,500,000
Stockholders’ deficit	(8,394,000)	(2,925,000)	(11,186,000)

Intercompany receivables/payables of $635,000 and intercompany deferred revenue of $29,000 were eliminated.

Following is a summary statement of combined operations for the year ended December 31, 2009 and December 31, 2008:

	For the year ended December 31, 2009			For the year ended December 31, 2008
	Access Pharmaceuticals	MacroChem Corporation	Combined	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$352,000	$-	$352,000	$291,000	$-	$291,000

Expenses
Research and development	2,645,000	12,000	2,657,000	12,613,000	10,622,000	23,235,000
General and administrative	6,932,000	180,000	7,112,000	4,340,000	3,123,000	7,463,000
Depreciation and amortization	207,000	52,000	259,000	253,000	71,000	324,000
Total expenses	9,784,000	244,000	10,028,000	17,206,000	13,816,000	31,022,000

Loss from operations	(9,432,000)	(244,000)	(9,676,000)	(16,915,000)	(13,816,000)	(30,731,000)

Interest and miscellaneous Income	29,000	-	29,000	178,000	33,000	211,000
Interest and other expense	(513,000)	(26,000)	(539,000)
Change in fair value of derivative	(7,154,000)	-	(7,154,000)	(478,000)	(433,000)	(911,000)
	(7,638,000)	(26,000)	(7,664,000)	(300,000)	(400,000)	(700,000)
Loss from operations	(17,070,000)	(270,000)	(17,340,000)	(17,215,000)	(14,216,000)	(31,431,000)
Less preferred stock Dividends	(1,886,000)	-	(1,886,000)	(3,358,000)	-	(3,358,000)
Net loss allocable to common stockholders	$(18,956,000)	$(270,000)	$(19,226,000)	$(20,573,000)	$(14,216,000)	$(34,789,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(1.63)	-	-	$(4.16)
Weighted average basic and diluted common shares outstanding	-	-	11,818,530	-	-	8,354,031

Somanta Pharmaceuticals, Inc. Acquisition
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands) based on a valuation.

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

The following unaudited pro forma information presents the 2008 results of the Company as if the acquisition had occurred on January 1, 2008. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results. No significant operations occurred after October 31, 2007 until the acquisition on January 4, 2008. Amounts are shown in thousands.

Twelve months ended December 31, 2008
Net loss allocable to common stockholders	$(20,573)

Net loss per common shares (basic and diluted)	$(3.51)

Weighted average common shares outstanding (basic and diluted)	5,854

Virium Pharmaceuticals, Inc. Acquisition by MacroChem Corporation

On April 18, 2008, the MacroChem acquired Virium Pharmaceuticals Inc. (“Virium”), a privately held biotechnology company focused primarily on oncology based technology, pursuant to the terms of an Agreement and Plan of Merger (the Merger Agreement) dated as of April 18, 2008 by and among the Company, VRM Acquisition, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (VRM Acquisition), Virium and Virium Holdings, Inc., a non-public Delaware corporation (Holdings) and the parent of Virium. On the Effective Date, VRM Acquisition merged with and into Virium with Virium continuing as the surviving company and a wholly-owned subsidiary of the Company (the Merger). Pursuant to the Merger Agreement, each share of Virium common stock outstanding at the Effective Time was converted into the right to receive 0.89387756 shares of MacroChem’s common stock (the Merger Consideration) resulting in an aggregate of 22,898,386 shares of MacroChem common stock being issued in the Merger. The fair value of the shares issued on the closing date to the stockholders of Virium was $6,870,000.

Virium had a pipeline of oncology products that target a variety of niche cancer indications. Virium’s product pipeline included a next generation nucleoside analogue (small molecule) which it had licensed from the Southern Research Institute in August 2007. This class of compounds has demonstrated proven efficacy in certain hematological cancer indications.

As described in more detail below, MacroChem assumed convertible notes of Virium.

On April 23, 2008, MacroChem assumed all obligations under the convertible promissory note in the aggregate principal amount of $500,000 issued to Strategic Capital Resources, Inc. by Virium on May 30, 2007 (the First Convertible Note). The First Convertible Note was due to mature on April 25, 2008. The First Convertible Note had a 12% annual interest rate until November 30, 2007, which increased to 15% thereafter. MacroChem paid to Strategic Capital Resources, Inc. $45,000 in cash which represents all accrued and unpaid interest on such note through the date of consummation of the Merger plus $10,000. MacroChem made this payment in consideration of Strategic Capital Resources, Inc.’s prior agreement with Virium to extend the maturity date on its note from March 26, 2008 to April 25, 2008.

On June 6, 2008, MacroChem repaid a principal amount of $400,000 to the holder of the First Convertible Note together with accrued and unpaid interest thereon. Further, on June 23, 2008, the Company repaid the unpaid principal balance of $100,000 together with accrued and unpaid interest thereon to the remaining holder of the First Convertible Note. Additionally, the First Convertible Note was repaid, in part, with funds from new holders of convertible promissory notes whose notes mature on December 6, 2008. The new promissory notes have a principal amount of $400,000 and a warrant to purchase 100,000 shares of common stock at $.01. The fair value of the warrants issued of $24,000 is recorded as debt discount and is being amortized to interest expense over the term of the debt. The notes have a 12% interest rate with accrued interest due on or prior to the 5th day of each calendar month. These notes are due to mature on the earlier of 1) closing of the next financing by MacroChem or 2) December 6, 2008. The default status of these notes triggered the convertibility of 50% of the principal at a rate of $0.018, which is 50% of the average market price for five days preceding the triggering event. This resulted in a beneficial conversion feature with a value of $188,000 recorded to interest expense and additional paid-in capital. The principal amount of $400,000 in notes was outstanding at December 31, 2008 and continued to accrue interest until February 25, 2009, the date of the acquisition by Access.

MacroChem also assumed on the Effective Date all obligations under convertible promissory notes in the aggregate principal amount of $500,000 issued by Virium on December 12, 2007 (the Second Convertible Notes). The Second Convertible Notes were to mature on the earlier of (a) the closing of any equity financing by MacroChem or (b) June 12, 2008. The Second Convertible Notes have a 12% annual interest rate with all accrued interest due at maturity. Upon written consent to the borrower, simultaneously with the next round of financing, the holders have the ability to convert the entire outstanding principal and all accrued interest into shares. The conversion price will be equal to 50% of the qualified offering price.

In June 2008, a principal amount of $425,000 of the Second Convertible Notes were extended to a maturity of December 31, 2008, subject to certain conditions and the Company repaid holders of the Second Convertible Notes a principal amount of $75,000 and accrued interest of $5,000. To induce the holders to extend the maturity, MacroChem issued 212,500 warrants to purchase common stock at $.01. The fair value of the warrants issued of $51,053 is recorded as debt discount and will be amortized to interest expense over the term of the debt. The principal amount of $425,000 in notes was outstanding at December 31, 2008 and continued to accrue interest until February 25, 2009, the date of the acquisition by Access.

The acquisition of Virium on April 18, 2008 was accounted for by MacroChem under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by MacroChem were recorded at their estimated fair values at the date of acquisition and the results of operations of the acquired company were consolidated with those of MacroChem from the date of acquisition. Virium is included in the Statement of Operations from the acquisition date on April 18, 2008.

The total purchase price of $9,661,000, has been primarily allocated to be in-process research and development and is comprised of $6,870,000 related to the calculated value of MacroChem’s common stock issued of $0.30 per share, $2,404,000 of liabilities MacroChem assumed in addition to $147,000 of warrants issued to certain debt holders. Additionally, MacroChem incurred $240,000 in professional fees.

The components of the purchase price, which we have allocated to in-process research and development, are summarized as follows:

Common stock issued	6,870,000
Liabilities assumed	2,404,000
Warrants related to debt assumed	147,000
Transaction costs	240,000
Total purchase price	9,661,000

The following unaudited pro forma information presents the 2008 results of MacroChem as if the acquisition had occurred on January 1, 2008. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

2008
(unaudited)
Net income (loss)	(10,564,000)

Net income (loss) per common share (basic and diluted)	(0.23)
Weighted average common shares outstanding (basic and diluted)	45,754,492

NOTE 13 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2009	2008

Income taxes at U.S. statutory rate	$(6,537,000)	$(10,477,000)
Change in valuation allowance	5,182,000	6,987,000
Benefit of foreign losses not recognized	57,000	59,000
Expenses not deductible	623,000	2,874,000
Expiration of net operating loss and general
business credit carryforwards, net of revisions	675,000	557,000

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$62,358,000	$59,939,000
General business credit carryforwards	2,371,000	2,472,000
State credits	3,126,000	3,138,000
Property, equipment and goodwill	51,000	54,000
Stock options	773,000	497,000
Derivatives	2,432,000	-
Deferred revenue	748,000	324,000
Intangible assets	383,000	383,000
Accrued interest	-	253,000
Other	270,000	270,000

Gross deferred tax assets	72,512,000	67,330,000
Valuation allowance	(72,512,000)	(67,330,000)

Net deferred taxes	$-	$-

At December 31, 2009, we had approximately $183,404,000 of net operating loss carryforwards and approximately $2,371,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2010	$2,171,000	$140,000
2011	4,488,000	13,000
2012	4,212,000	77,000
2013	3,324,000	112,000
2014	3,306,000	95,000
Thereafter	165,903,000	1,934,000
	$183,404,000	$2,371,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes, which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

Additionally, we acquired MacroChem Corporation on February 25, 2009 and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both corporations were loss companies at the time of the acquisition.  Therefore, the net operating losses related to those acquisitions may be subject to annual limitations as provided by IRC Sec. 382.

We account for income taxes in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2009 and 2008, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

NOTE 14 – SUBSEQUENT EVENTS (UNAUDITED)

On January 22, 2010, we announced the sale of approximately 2.10 million shares of our common stock and warrants to purchase approximately 1.05 million shares of our common stock for gross proceeds of approximately $6.3 million. We sold the shares and warrants for $3.00 per unit (each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock). The exercise price of the warrants is $3.00 per share.