Form 10-Q
period 2010-03-31
ACCESS PHARMACEUTICALS INC
filed 2010-05-17
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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
Yes ☐ No ☑

As of May 14, 2010, there were 15,454,839 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of May 14, 2010, there were 2,985.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 9,951,198 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX
		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at March 31, 2010
	(unaudited) and December 31, 2009	12

	Condensed Consolidated Statements of Operations (unaudited) for the
	three months ended March 31, 2010 and March 31, 2009	13

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three months ended March 31, 2010	14

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	three months ended March 31, 2010 and March 31, 2009	15

	Notes to Unaudited Condensed Consolidated Financial Statements	16

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Under Senior Securities	8

Item 4.	Removed and Reserved	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		11

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, our plans to hire additional accounting staff and implement appropriate procedures, the adequacy of our capital resources, and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

Products

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	(510k) Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C) (3)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
Oral Delivery System	Access	Cobalamin	Various	Pre-clinical
Cobalamin™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” in our Annual Report on Form 10-K for description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London.
(3)	Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On April 13, 2010, we announced that we had completed our first commercial scale production run of MuGard in North America at Accupac, Inc. manufacturing facilities.

On March 30, 2010, we announced that we signed a collaborative development agreement with bioRASI, LLC to facilitate clinical development for our Cobalamin based oral insulin and Cobalamin based products.

On March 25, 2010, we announced that our Korean partner JCOM co., Ltd. received approval from the Korean Food and Drug Administration of its Registration Dossier for MuGard.

On March 11, 2010, we announced that we had received reports of significant bioavailability of orally delivered insulin in two independently-conducted animal studies with our Cobalamin™ Oral Drug Delivery Technology.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues provided limited funding for operations during the quarter ended March 31, 2010. As of March 31, 2010, our cash and cash equivalents were $4,278,000 and our net cash burn rate for the quarter ended March 31, 2010, was approximately $585,000 per month, which included non-recurring manufacturing expenses. As of March 31, 2010, our working capital deficit was $4,186,000. Our working capital deficit at March 31, 2010 represented a decrease of $3,763,000 as compared to our working capital deficit as of December 31, 2009 of $7,949,000. The decrease in the working capital deficit at March 31, 2010 reflects net receipts from our January 2010 offering of $5,848,000 offset by the first quarter operating costs. As of March 31, 2010, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of May 14, 2010, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2010 of $241,160,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

FIRST QUARTER 2010 COMPARED TO FIRST QUARTER 2009

Our licensing revenue for the first quarter of 2010 was $87,000 as compared to $41,000 for 2009, an increase of $46,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $15,000 in the first quarter of 2010 as compared to no royalties for the same period in 2009. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the first quarter of 2010 was $786,000, as compared to $687,000 for 2009, an increase of $99,000. The increase in expenses was primarily due to:

•	increased costs for clinical development as we prepared to start our new ProLindac combination therapy clinical trial ($80,000);
•	increased costs for our internal lab costs for various trials ($48,000);
•	increased stock option expenses due to new employees ($36,000);
•	increased salary and related costs due to a new employee ($33,000);
•	other net increases in research spending ($31,000);
•	offset by lower costs for product manufacturing for ProLindac which were higher in 2009 ($65,000); and
•	offset by lower scientific consulting expenses ($64,000).

Total general and administrative expenses were $898,000 for the first quarter of 2010, a decrease of $349,000 compared to 2009 expenses of $1,247,000 for the same quarter. The decrease in expenses was due primarily to the following:

•	lower accrual of potential liquidated damages under an investor rights agreement with certain investors ($158,000);
•	lower general and administrative expenses incurred by MacroChem in the first quarter of 2009 that are no longer ongoing ($135,000);
•	lower general business consulting expenses ($110,000);
•	offset by higher professional fees ($55,000); and
•	other net decreases in general and administrative expenses ($1,000).

Depreciation and amortization was $61,000 for the first quarter of 2010, as compared to $66,000 for 2009, a decrease of $5,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the first quarter of 2010, were $1,745,000 as compared to total operating expenses of $2,000,000 for same period in 2009, a decrease of $255,000 for the reasons listed above.

Interest and miscellaneous income was $4,000 for the first quarter of 2010, as compared to $14,000 for the same period in 2009, a decrease of $10,000. The decrease in interest and miscellaneous income was due to lower average cash balances during 2010 versus 2009.

Interest and other expense was $149,000 for the first quarter of 2010, as compared to $144,000 in 2009, an increase of $5,000. The increase in interest and other expense was due to the interest due on the unpaid portion of the long-term notes and dividends.

We recorded derivative gain of $2,877,000 for the first quarter of 2010. A derivative was  recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with the Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance. Although we were required, per the guidance, to adopt this guidance effective January 1, 2009, there was no derivative liability recorded in the first quarter of 2009. If a derivative was recorded in the first quarter of 2009 there would have been a derivative loss of $2,104,000.

Preferred stock dividends of $442,000 were accrued for the first quarter of 2010 and $480,000 for 2009, a decrease of $38,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net income allocable to common stockholders for the first quarter of 2010, was $647,000, or a $0.04 basic and $0.04 diluted earnings per common share, compared with a loss of $2,569,000, or a $0.24 basic and diluted loss per common share for the same period in 2009, an increase of $3,216,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2010. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2009 that there is a material weakness in our internal control over financial reporting. As of the date of this report on Form 10-Q, we have not remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to mitigate this material weakness to the fullest extent possible, all financial statements are reviewed by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010 we issued 66,667 shares Access common stock to a consultant for his consulting fees. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

During the first quarter of 2010 we also issued 6,250 shares Access common stock to an employee as required for his employment agreement. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of March 31, 2010, dividends payable in the aggregate amount of $3,254,000.

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of March 31, 2010, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we accrued $857,000 in liquidated damages as of March 31, 2010. A registration statement filed by Access relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.                   REMOVED AND RESERVED

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

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on January 15, 2010)

10.2	Form of Warrant (Incorporated by reference to Exhibit 10.30 of our Form S-1 filed on January 15, 2010)

10.3†	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.31 of our Form 8-K February 8, 2010)

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

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

       †Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 6 of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date:	May 17, 2010	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	March 31, 2010 (unaudited)	December 31, 2009

Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 4,278,000 35,000 50,000	$ 607,000 36,000 42,000
Total current assets	4,363,000	685,000

Property and equipment, net	42,000	50,000

Patents, net	734,000	787,000

Other assets	56,000	61,000

Total assets	$ 5,195,000	$ 1,583,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Current portion of deferred revenue	$ 3,859,000 857,000 3,254,000 232,000 347,000	$ 4,094,000 857,000 2,773,000 563,000 347,000
Total current liabilities	8,549,000	8,634,000

Derivative liability Long-term deferred revenue Long-term debt	6,831,000 4,644,000 5,500,000	9,708,000 4,730,000 5,500,000
Total liabilities	25,524,000	28,572,000
Commitments and contingencies

Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,985.3617 shares issued at March 31, 2010 and 2,992.3617 shares issued at December 31, 2009
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 15,380,672 at March 31, 2010 and 13,171,545 at
     December 31, 2009
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 154,000 221,726,000 (1,045,000) (4,000) (241,160,000)	- 132,000 215,735,000 (1,045,000) (4,000) (241,807,000)
Total stockholders' deficit	(20,329,000)	(26,989,000)
Total liabilities and stockholders' deficit	$ 5,195,000	$ 1,583,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2010	2009
Revenues
License revenues	$87,000	$41,000
Royalties	15,000	-
Total revenues	102,000	41,000

Expenses
Research and development	786,000	687,000
General and administrative	898,000	1,247,000
Depreciation and amortization	61,000	66,000
Total expenses	1,745,000	2,000,000

Loss from operations	(1,643,000)	(1,959,000)

Interest and miscellaneous income	4,000	14,000
Interest and other expense	(149,000)	(144,000)
Gain on change in fair value of derivative	2,877,000	-
	2,732,000	(130,000)
Net income (loss)	1,089,000	(2,089,000)
Less preferred stock dividends	442,000	480,000
Net income (loss) allocable to common stockholders	$647,000	$(2,569,000)

Net income (loss) per share Basic	$0.04	$(0.24)
Diluted	$0.04	$(0.24)

Weighted average number of common shares outstanding Basic	14,766,947	10,497,219
Diluted	17,756,979	10,497,219

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock			Notes
	Shares	Amount	Shares	Amount	Additional paid-in capital	receivable from stockholders	Treasury stock	Accumulated deficit
Balance December 31, 2009	13,172,000	$132,000	2,992.3617	$-	$215,735,000	$(1,045,000)	$(4,000)	$(241,807,000)
Restricted common stock issued for services	73,000	1,000	-	-	17,000	-	-	-
Warrants issued for services	-	-	-	-	19,000	-	-	-
Preferred stock converted into common stock	23,000	-	(7.0000)	-	-	-	-	-
Stock option compensation expense	-	-	-	-	114,000	-	-	-
Common stock issued for cash exercise of options	10,000	-	-	-	14,000	-	-	-
Common stock issued for cashless warrant exercise	20,000	-	-	-	-	-	-	-
Common stock issued $3.00 share, net of costs	2,083,000	21,000	-	-	5,827,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(442,000)
Net income	-	-	-	-	-	-	-	1,089,000
Balance at March 31, 2010	15,381,000	$154,000	2,985.3617	$-	$221,726,000	$(1,045,000)	$(4,000)	$(241,160,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,089,000	$(2,089,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on change in fair value of derivative	(2,877,000)	-
Depreciation and amortization	61,000	66,000
Stock option compensation expense	114,000	56,000
Stock and warrants issued for services	37,000	157,000
Change in operating assets and liabilities:
Receivables	1,000	17,000
Prepaid expenses and other current assets	(8,000)	49,000
Other assets	5,000	4,000
Accounts payable and accrued expenses	(235,000)	(157,000)
Dividends payable	39,000	(149,000)
Accrued interest payable	(331,000)	132,000
Deferred revenue	(86,000)	1,442,000
Net cash used in operating activities	(2,191,000)	(472,000)

Cash flows from investing activities:
Capital expenditures	-	(2,000)
Proceeds from sale of asset	-	1,000
Net cash used in investing activities	-	(1,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,000	-
Proceeds from common stock issuances, net of costs	5,848,000	-
Net cash provided by financing activities	5,862,000	-

Net increase (decrease) in cash and cash equivalents	3,671,000	(473,000)
Cash and cash equivalents at beginning of period	607,000	2,679,000
Cash and cash equivalents at end of period	$4,278,000	$2,206,000

Supplemental cash flow information:
Cash paid for interest	$440,000	$-

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	-	859,000
Shares issued for dividends on preferred stock	-	856,000
Preferred stock dividends in dividends payable	442,000	480,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of March 31, 2010, and the consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2009 contains financial information taken from the audited Access financial statements as of that date.

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

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2010		December 31, 2009
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 1,890	$ 2,624	$ 1,837

Amortization expense related to intangible assets totaled $53,000 for the three months ended March 31, 2010 and totaled $53,000 for the three months ended March 31, 2009. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2010 is as follows (in thousands):

2010	$ 159
2011	212
2012	82
2013	44
2014	44
over 5 years	193

Total	$ 734

(3)           Liquidity

The Company generated net income allocable to common stockholders of $647,000 for the three months ended March 31, 2010 and a loss of $19,226,000 for the year ended December 31, 2009. At March 31, 2010, our working capital deficit was $4,186,000. We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we will be required to seek additional financing sources and enter into future licensing agreements for our products. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(4)           Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized below:

(in thousands)	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash	$4,278	$ -	$4,278	$607	$ -	$ 607

Liabilities:
Derivative liability	$ -	$6,831	$6,834	$ -	$9,708	$9,708

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

 (5)           Stock Based Compensation

For the three months ended March 31, 2010 we recognized stock-based compensation expense of $114,000. For the three months ended March 31, 2009 we recognized stock-based compensation expense of $56,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2010:

	Three months ended March 31,
	2010	2009
Research and development	$73,000	$36,000
General and administrative	41,000	20,000
Stock-based compensation expense included in operating expense	$114,000	$56,000

We granted 230,000 stock options during the first quarter of 2010 and granted no stock options in the same period of 2009. MacroChem options were cancelled upon acquisition by Access and are no longer outstanding.

Our weighted average Black-Scholes fair value assumptions used to value the 2010 first three months grants are as follows:

3/31/10
Expected life	5.97 yrs
Risk free interest rate	2.4%
Expected volatility(a)	118%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.

(6)           Stockholders’ Equity

On January 26, 2010, we completed the sale of approximately 2.10 million shares of our common stock and warrants to purchase approximately 1.05 million shares of our common stock at an exercise price of $3.00 per share for an aggregate purchase price of $6.3 million. Proceeds, net of cash issuance costs from the sale, were $5.9 million.

In connection with the sale we issued warrants for placement agent fees to purchase a total of 125,109 shares of our common stock at an exercise price of $3.75 per share. All of the warrants are exercisable immediately and expire five years from the date of issue. The fair value of the warrants was $2.19 per share on the date of grant using the Black-Scholes pricing model with the following assumptions: expected yield 0.0%, risk-free interest rate 2.38%, expected volatility 119% and an expected term of 5 years.

 (7)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three months ended March 31, 2009, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended March 31,
	2010	2009

Net income (loss)	$647	$(2,569)
Weighted average shares outstanding	14,766,947	10,497,219
Basic net income (loss) per common share	$0.04	$(0.24)

Net income (loss)	$647	$(2,569)
Weighted average shares outstanding	14,766,947	10,497,219
Effect of dilutive options and warrants	2,990,032	-
Weighted average shares outstanding assuming dilution	17,756,979	10,497,219
Diluted net income (loss) per common share	$0.04	$(0.24)

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:
	Three months ended March 31,
	2010	2009
Warrants	6,124,749	9,564,570
Stock options	886,404	1,354,820
Convertible note	200,000	200,000
Preferred stock	9,951,198	9,974,539
Total	17,162,351	21,093,929