Form 10-Q
period 2010-06-30
ACCESS PHARMACEUTICALS INC
filed 2010-08-16
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
Yes ☐ No ☑

As of August 16, 2010, there were 15,686,450 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of August 16, 2010, there were 2,985.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 9,951,198 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2010
	(unaudited) and December 31, 2009	13

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and six months ended June 30, 2010 and June 30, 2009	14

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three and six months ended June 30, 2010	15

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2010 and June 30, 2009	16

	Notes to Unaudited Condensed Consolidated Financial Statements	17

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Under Senior Securities	10

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

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

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (FDA). MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our manufacturing of MuGard is underway as we expect to launch MuGard in the United States during the third quarter of 2010. We are also working with our partners in Korea and China for marketing.

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We recently completed a Phase 2 clinical trial on ProLindac in the European Union (EU), in patients with recurrent ovarian cancer. The clinical study had positive safety and efficacy results. On January 7, 2010, we announced that we are initiating a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients. This multi-center study of up to 25 evaluable patients will be conducted in Europe. We are also currently planning a number of combination trials, looking at combining ProLindac with other cancer agents in solid tumor indications including colorectal and ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

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

RECENT EVENTS

On July 20, 2010, we announced we had signed an exclusive specialty distribution agreement with BioScrip, Inc. for MuGard. The agreement aligns us with comprehensive access to BioScrip’s nationwide distribution platform and the ability to leverage their extensive physician relationships, 110 BioScrip specialty pharmacies, mail distribution capability and diversified payor network.

On July 15, 2010, we announced that we had entered into a pre-licensing feasibility agreement with a leading biotechnology company to develop an oral formulation of its currently-marketed, proprietary injectable drugs. We will utilize our proprietary Cobalamin Oral Drug Delivery Technology to develop oral formulation of the drug for pre-clinical testing.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues provided limited funding for operations during the six months ended June 30, 2010. As of June 30, 2010, our cash and cash equivalents were $2,758,000 and our net cash burn rate for the six months ended June 30, 2010, was approximately $470,000 per month, which included non-recurring manufacturing expenses. As of June 30, 2010, our working capital deficit was $5,230,000. Our working capital deficit at June 30, 2010 represented a decrease of $2,719,000 as compared to our working capital deficit as of December 31, 2009 of $7,949,000. The decrease in the working capital deficit at June 30, 2010 reflects net receipts from our January 2010 offering of $5,848,000 offset by the first six months operating costs. As of June 30, 2010, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of August 16, 2010, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2010 of $239,816,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

SECOND QUARTER 2010 COMPARED TO SECOND QUARTER 2009

Our licensing revenue for the second quarter of 2010 was $87,000 as compared to $63,000 for 2009, an increase of $24,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $18,000 in the second quarter of 2010 as compared to no royalties for the same period in 2009. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the second quarter of 2010 was $733,000, as compared to $582,000 for 2009, an increase of $151,000. The increase in expenses was primarily due to:

•	increased stock compensation expense due to the calculated expense of options grants ($193,000);
•	increased salary and related costs due to employees at full salary in the second quarter of 2010 while employees were paid at a reduced salary in June 2009 ($31,000);
•	other net increases in research spending ($50,000);
•	offset by lower costs for product manufacturing for ProLindac which were higher in 2009 ($51,000);
•	offset also by lower costs for clinical development ($36,000); and
•	offset by lower scientific consulting expenses ($36,000).

Total general and administrative expenses were $1,253,000 for the second quarter of 2010, a decrease of $254,000 compared to 2009 expenses of $1,507,000 for the same quarter. The decrease in expenses was due primarily to the following:

•	lower general business consulting expenses due to reduction in use of outside consultants ($295,000);
•	lower license fees due to the termination of a license that was previously accrued ($200,000);
•	lower potential liquidated damages under an investor rights agreement with certain investors ($159,000);
•	lower general and administrative expenses incurred by MacroChem in 2010 ($57,000);
•	other net decreases in other general and administrative expenses ($51,000);
•	offset by higher investor relations expenses ($374,000); and
•
offset by higher salary and related costs due to the addition of two new employees and due to existing employees at full salary in the second quarter of 2010 while employees were paid at a reduced salary in June 2009 ($134,000).

Depreciation and amortization was $59,000 for the second quarter of 2010, as compared to $66,000 for 2009, a decrease of $7,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the second quarter of 2010, were $2,045,000 as compared to total operating expenses of $2,155,000 for same period in 2009, a decrease of $110,000 for the reasons listed above.

Interest and miscellaneous income was $512,000 for the second quarter of 2010, as compared to $2,000 for the same period in 2009, an increase of $510,000. Miscellaneous income is $509,000 higher in 2010 as compared to the same period in 2009 due to negotiated payables and write-off  of other accounts payable. Interest income is $1,000 higher in 2010 as compared to the same period in 2009.

Interest and other expense was $143,000 for the second quarter of 2010, as compared to $118,000 in 2009, an increase of $25,000. The increase in interest and other expense was due to the interest due on the unpaid portion of the long-term notes and dividends.

We recorded derivative gain of $3,361,000 for the second quarter of 2010. A derivative was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance. Although we were required, per the guidance, to adopt this guidance effective January 1, 2009, there was no derivative liability recorded in the second quarter of 2009. If a derivative was recorded in the second quarter of 2009 there would have been a derivative loss of $2,036,000.

Preferred stock dividends of $446,000 were accrued for the second quarter of 2010 and $483,000 for 2009, a decrease of $37,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net income allocable to common stockholders for the second quarter of 2010, was $1,344,000, or a $0.09 basic and $0.07 diluted income per common share, compared with a loss of $2,691,000, or a $0.24 basic and diluted loss per common share for the same period in 2009, a decreased loss of $4,035,000.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Our licensing revenue for the first six months of 2010 was $174,000 as compared to $104,000 for the same period of 2009. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $33,000 for the first six months of 2010 as compared to no royalties for the same period in 2009. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the first six months of 2010 was $1,519,000, as compared to $1,269,000 for the same period in 2009, an increase of $250,000. The increase in expenses was primarily due to:

•	increased stock compensation expense due to the calculated expense of options grants ($230,000);
•	increased salary and related costs ($65,000);
•	increased costs for our internal lab costs for various projects ($54,000);
•	increased costs for our external lab costs for various projects ($41,000);

•	increased costs for clinical development as we prepared to start our new ProLindac combination therapy clinical trial ($44,000);
•	other net increases in research spending ($32,000);
•	offset by lower costs for product manufacturing for ProLindac which were higher in 2009 ($116,000); and
•	offset by lower scientific consulting expenses ($100,000).

Total general and administrative expenses were $2,151,000 for the first six months of 2010, a decrease of $603,000 over 2009 expenses of $2,754,000. The decrease in spending was due primarily to the following:

•	lower general business consulting expenses due to reduction in use of outside consultants ($405,000);
•	lower potential liquidated damages under an investor rights agreement with certain investors ($317,000);
•	lower license fees due to the termination of a license that was previously accrued ($200,000);
•	lower general and administrative expenses incurred by MacroChem in 2010 ($196,000);
•	net decreases in other general and administrative expenses ($26,000);
•	offset by higher investor relations expenses ($395,000); and
•	offset by higher salary and related costs due to the addition of two new employees ($146,000).

Depreciation and amortization was $120,000 for the first six months of 2010 as compared to $132,000 for the same period in 2009 reflecting a decrease of $12,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first six months of 2010 were $3,790,000 as compared to total operating expenses of $4,155,000 for same period in 2009, a decrease of $365,000 for the reasons listed above.

Interest and miscellaneous income was $516,000 for the first six months of 2010 as compared to $16,000 for the same period of 2009, an increase of $500,000. Miscellaneous income is $509,000 higher in 2010 as compared to the same period in 2009 due to negotiated payables and write-off  of other accounts payable. Interest income is $7,000 lower in 2010 as compared to the same period in 2009.

Interest and other expense was $292,000 for the first six months of 2010 as compared to $262,000 in 2009, an increase of $30,000.

We recorded derivative gain of $6,238,000 for the first six months of 2010. A derivative was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance. Although we were required, per the guidance, to adopt this guidance effective January 1, 2009, there was no derivative liability recorded in the first six months of 2009. If a derivative was recorded in the first six months of 2009 there would have been a derivative loss of $4,255,000.

Preferred stock dividends of $888,000 were accrued for the first six months of 2010 and $963,000 for 2009, a decrease of $75,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net income allocable to common stockholders for the first six months of 2010 was $1,991,000, or a $0.13 basic and $0.11 diluted income per common share, compared with a loss of $5,260,000, or a $0.48 basic and diluted loss per common share for the same period in 2009, a decreased loss of $7,251,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2010. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2010 we issued 100,000 shares Access common stock to consultants for their consulting fees. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and for Rule 506 of the Securities Act of 1933, as amended.

During the second quarter of 2010 we also issued 6,249 shares Access common stock to an employee as required by his employment agreement. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and for Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of June 30, 2010, dividends payable in the aggregate amount of $3,548,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of June 30, 2010, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of June 30, 2010, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

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

ACCESS PHARMACEUTICALS, INC.

Date:	August 16, 2010	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 2,758,000 38,000 52,000	$ 607,000 36,000 42,000
Total current assets	2,848,000	685,000
Property and equipment, net	44,000	50,000

Patents, net	681,000	787,000

Other assets	52,000	61,000
Total assets	$ 3,625,000	$ 1,583,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Current portion of deferred revenue	$ 2,988,000 857,000 3,548,000 338,000 347,000	$ 4,094,000 857,000 2,773,000 563,000 347,000
Total current liabilities	8,078,000	8,634,000
Derivative liability Long-term deferred revenue Long-term debt	3,470,000 4,556,000 5,500,000	9,708,000 4,730,000 5,500,000
Total liabilities	21,604,000	28,572,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,985.3617 shares issued at June 30, 2010 and 2,992.3617 shares issued at December 31, 2009
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 15,672,284 at June 30, 2010 and 13,171,545 at
     December 31, 2009
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 157,000 222,729,000 (1,045,000) (4,000) (239,816,000)	- 132,000 215,735,000 (1,045,000) (4,000) (241,807,000)
Total stockholders' deficit	(17,979,000)	(26,989,000)
Total liabilities and stockholders' deficit	$ 3,625,000	$ 1,583,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
License revenues	$87,000	$63,000	$174,000	$104,000
Royalties	18,000	-	33,000	-
Total revenues	105,000	63,000	207,000	104,000

Expenses
Research and development	733,000	582,000	1,519,000	1,269,000
General and administrative	1,253,000	1,507,000	2,151,000	2,754,000
Depreciation and amortization	59,000	66,000	120,000	132,000
Total expenses	2,045,000	2,155,000	3,790,000	4,155,000

Loss from operations	(1,940,000)	(2,092,000)	(3,583,000)	(4,051,000)

Interest and miscellaneous income	512,000	2,000	516,000	16,000
Interest and other expense	(143,000)	(118,000)	(292,000)	(262,000)
Gain on change in fair value of derivative	3,361,000	-	6,238,000	-
	3,730,000	(116,000)	6,462,000	(246,000)
Net income (loss)	1,790,000	(2,208,000)	2,879,000	(4,297,000)

Less preferred stock dividends	446,000	483,000	888,000	963,000
Net income (loss) allocable to common stockholders	$1,344,000	$(2,691,000)	$1,991,000	$(5,260,000)

Net income (loss) per share
Basic	$0.09	$(0.24)	$0.13	$(0.48)
Diluted	$0.07	$(0.24)	$0.11	$(0.48)

Weighted average basic and diluted common shares outstanding
Basic	15,460,072	11,406,700	15,115,424	10,954,472
Diluted	27,937,880	11,406,700	27,824,943	10,954,472

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Balance December 31, 2009	13,172,000	$132,000	2,992.3617	$-	$215,735,000	$(1,045,000)	$(4,000)	$(241,807,000)
Restricted common stock issued for services	73,000	1,000	-	-	17,000	-	-	-
Warrants issued for services	-	-	-	-	19,000	-	-	-
Preferred stock converted into common stock	23,000	-	(7.0000)	-	-	-	-	-
Stock option compensation expense	-	-	-	-	114,000	-	-	-
Common stock issued for cash exercise of options	10,000	-	-	-	14,000	-	-	-
Common stock issued for cashless warrant exercise	20,000	-	-	-	-	-	-	-
Common stock issued $3.00 share, net of costs	2,083,000	21,000	-	-	5,827,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(442,000)
Net income	-	-	-	-	-	-	-	1,089,000
Balance at March 31, 2010	15,381,000	154,000	2,985.3617	-	221,726,000	(1,045,000)	(4,000)	(241,160,000)

Restricted common stock issued for services	106,000	1,000	-	-	248,000	-	-	-
Stock option compensation expense	-	-	-	-	440,000	-	-	-
Common stock issued for cash exercise of options	105,000	1,000	-	-	125,000	-	-	-
Common stock issued for preferred dividends	80,000	1,000	-	-	190,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(446,000)
Net income	-	-	-	-	-	-	-	1,790,000
Balance at June 30, 2010	15,672,000	$157,000	2,985.3617	$-	$222,729,000	$(1,045,000)	$(4,000)	$(239,816,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,879,000	$(4,297,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on change in fair value of derivative	(6,238,000)	-
Gain on negotiated accounts payable	(509,000)	-
Depreciation and amortization	120,000	132,000
Stock option compensation expense	554,000	308,000
Stock and warrants issued for services	286,000	564,000
Change in operating assets and liabilities:
Receivables	(2,000)	132,000
Prepaid expenses and other current assets	(10,000)	117,000
Other assets	9,000	53,000
Accounts payable and accrued expenses	(597,000)	60,000
Dividends payable	78,000	(137,000)
Accrued interest payable	(225,000)	229,000
Deferred revenue	(174,000)	1,380,000
Net cash used in operating activities	(3,829,000)	(1,459,000)

Cash flows from investing activities:
Capital expenditures	(8,000)	(2,000)
Proceeds from sale of asset	-	1,000
Net cash used in investing activities	(8,000)	(1,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	140,000	14,000
Proceeds from common stock issuances, net of costs	5,848,000	-
Net cash provided by financing activities	5,988,000	14,000

Net decrease in cash and cash equivalents	(2,151,000)	(1,446,000)
Cash and cash equivalents at beginning of period	607,000	2,677,000
Cash and cash equivalents at end of period	$2,758,000	$1,231,000

Supplemental cash flow information:
Cash paid for interest	$440,000	$-

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	-	859,000
Shares issued for dividends on preferred stock	191,000	856,000
Preferred stock dividends in dividends payable	888,000	963,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

(1)  Interim Financial Statements

The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the consolidated statements of stockholders deficit for the three and six months ended June 30, 2010, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2009 contains financial information taken from the audited Access financial statements as of that date.

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

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2010		December 31, 2009
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$2,624	$1,943	$2,624	$1,837

Amortization expense related to intangible assets totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2010 and totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2009. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2010 is as follows (in thousands):

2010                               $         106
2011                                          212
2012                                            82
2013                                            44
2014                                            44
over 5 years                             193

Total                               $        681

(3)           Liquidity

The Company generated net income allocable to common stockholders of $1,991,000 for the six months ended June 30, 2010 and a loss of $19,226,000 for the year ended December 31, 2009. At June 30, 2010, our working capital deficit was $5,230,000. We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we will be required to seek additional financing sources and enter into future licensing agreements for our products. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

We have no Level 3 financial assets or liabilities. The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

(in thousands)	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash	$2,758	$-	$2,758	$607	$-	$607

Liabilities:
Derivative liability	$-	$3,470	$3,470	$-	$9,708	$9,708

The adoption of this guidance related to financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements.

 (5)           Stock Based Compensation

For the three and six months ended June 30, 2010 we recognized stock-based compensation expense of $440,000 and $554,000. For the three and six months ended June 30, 2009 we recognized stock-based compensation expense of $252,000 and $308,000.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Research and development	$291,000	$99,000	$365,000	$135,000
General and administrative	149,000	153,000	189,000	173,000
Stock-based compensation expense included in operating expense	$440,000	$252,000	$554,000	$308,000

For the three and six months ended June 30, 2010 we granted 410,000 and 640,000 stock options, respectively. For the three and six months ended June 30, 2009 we granted 475,000 and 475,000 stock options, respectively. MacroChem options were cancelled upon acquisition by Access and are no longer outstanding.

Our weighted average Black-Scholes fair value assumptions used to value the 2010 and 2009 first six months grants are as follows:

	6/30/10	6/30/09
Expected life (b)	5.7 yrs	5.5 yrs
Risk free interest rate	2.4%	2.4%
Expected volatility(a)	123%	114%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(6)           Stockholders’ Equity

On January 26, 2010, we completed the sale of approximately 2.10 million shares of our common stock and warrants to purchase approximately 1.05 million shares of our common stock at an exercise price of $3.00 per share for an aggregate purchase price of $6.3 million. Proceeds, net of cash issuance costs from the sale, were $5.8 million.

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

 (7)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the three and six months ended June 30, 2009, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Basic net income (loss) allocable to common shareholders	$1,344	$(2,691)	$1,991	$(5,260)
Weighted average shares outstanding	15,460	11,407	15,115	10,954
Basic net income (loss) per common share	$0.09	$(0.24)	$0.13	$(0.48)

Basic net income (loss) allocable to common shareholders	$1,344	$(2,691)	$1,991	$(5,260)
Effect of dilutive securities
Preferred stock dividends	446	-	888	-
Interest related to dividends	37	-	77	-
Diluted net income	$1,827	$(2,691)	$2,956	$(5,260)
Weighted average shares outstanding	15,460	11,407	15,115	10,954
Effect of dilutive options, warrants and preferred stock	12,478	-	12,710	-
Weighted average shares outstanding assuming dilution	27,938	11,407	27,825	10,954
Diluted net income (loss) per common share	$0.07	$(0.24)	$0.11	$(0.48)

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Warrants	6,175	9,564	6,150	9,564
Stock options	1,168	1,805	1,027	1,805
Convertible note	200	200	200	200
Preferred stock	-	10,693	-	10,693
Total	7,543	22,262	7,377	22,262