Form 10-Q
period 2010-09-30
ACCESS PHARMACEUTICALS INC
filed 2010-11-12
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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
Yes ☐ No ☑

As of November 9, 2010, there were 15,998,265 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of November 9, 2010, there were 2,985.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 9,951,198 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2010
	(unaudited) and December 31, 2009	15

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and nine months ended September 30, 2010 and September 30, 2009	16

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three and nine months ended September 30, 2010	17

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2010 and September 30, 2009	18

	Notes to Unaudited Condensed Consolidated Financial Statements	19

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Under Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		14

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are a biopharmaceutical company leveraging our proprietary drug delivery platforms to develop treatments in areas of oncology, cancer supportive care and diabetes. We currently have one approved product, two products at Phase 2 of clinical development and several products in pre-clinical development. Low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaborative arrangements. Certain of our development programs are dependent upon our ability to secure approved funding for such projects. Our description of our business, including our list of products and patents, takes into consideration our acquisition of MacroChem Corporation which closed February 25, 2009.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the Food & Drug Administration (FDA). MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. We launched MuGard in the United States during the third quarter of 2010. We are working with our partners in Korea and China for registration and marketing.

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We recently completed a Phase 2 clinical trial on ProLindac in the EU in patients with recurrent ovarian cancer. The clinical study had positive safety and efficacy results. We expect to initiate a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010. This multi-center study of up to 25 evaluable patients will be conducted in Europe. We are also currently planning a number of combination trials, looking at combining ProLindac with other cancer agents in solid tumor indications including colorectal and ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

•
Thiarabine, or 4-thio Ara-C, is a next generation nucleoside analog licensed from Southern Research Institute. Previously named SR9025 and OSI-7836, the compound has been in two Phase 1/2 solid tumor human clinical trials and was shown to have anti-tumor activity. We are working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston and have initiated additional Phase 2 clinical trials in adult AML, ALL and other indications.

•
CobOral™ is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of human growth hormone. We have signed or are in discussion with several companies regarding the sponsored development of CobOral™ oral drug delivery formulations of proprietary and non-proprietary actives.

•
CobaCyte-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues.

Products

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	(510k) Marketing clearance received
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C) (3)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
CobOral™ Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)	For more information, see “Government Regulation” for description of clinical stages.
(2)	Licensed from the School of Pharmacy, The University of London.
(3)	Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On November 3, 2010, we announced that we have commenced a Phase 2 combination trial for our second generation DACH-platinum cancer drug, ProLindac, in platinum-sensitive ovarian-cancer patients. This trial is an open-label, Phase 2 study of ProLindac given intravenously with paclitaxel. The combination trial will be conducted in up to eight European participating centers.

On November 1, 2010, we announced that we have been awarded $1.5 million in government grants. Under the recently enacted Patient Protection and Affordable Care Act, cash grants were awarded to Qualifying Therapeutic Discovery Projects that showed significant potential in producing new and cost-saving therapies, support job growth and increase U.S. competitiveness. Grants were awarded through a competitive application process, and seven out of eight of our applications were awarded.

On October 27, 2010, we announced that we have entered into a pre-licensing feasibility agreement with a biopharmaceutical company to develop an oral formulation of an undisclosed prostate cancer compound utilizing its proprietary vitamin B-12-based CobOral™ Drug Delivery Technology. We will develop CobOral formulations for testing by the biopharma company. Though the terms of the agreement have not been disclosed, we have indicated that any successful formulation developed will be jointly owned by the parties and subject to a subsequent full licensing agreement.

On October 20, 2010, we announced that we have submitted additional patent applications, covering our Cobalamin-mediated oral drug delivery technology formulations of many global top-100 injectable drugs, as a result of the growing interest surrounding our proprietary oral delivery technology. The patents cover oral formulations of leading injectables, like bevacizumab (Avastin®), trastuzumab (Herceptin®), adalimumab (Humira®), etanercept (Enbrel®), insulin glargine (Lantus®), and many others. In addition, we rebranded our Cobalamin-mediated oral drug delivery technology as CobOral™ delivery technology.

On September 29, 2010, we announced that we have made significant progress with our proprietary Cobalamin-targeted drug-delivery program for siRNA therapies. As a result of the continued advancements made with our Cobalamin program, we rebranded the targeted-drug delivery technology as CobaCyte™; and submitted additional patent applications for its improved CobaCyte formulations, including siRNA compositions.

On September 21, 2010, we announced we signed a supply agreement for MuGard with RHEI Pharmaceuticals, Inc. (“RHEI”), a specialty pharmaceutical company focused on bringing proprietary medicines to the China market. Under the agreement we are required to ensure manufacturing capacity of up to a minimum of $30 million of product in the licensed territories. Coinciding with the signing of the above agreement, we also approved a sub-license agreement between RHEI Pharmaceuticals and Jian An Pharmaceuticals (“Jian An”) Limited in Shenzhen, China in an effort to leverage Jian An’s extensive sales, marketing and regulatory infrastructure for the launch of MuGard in China and Taiwan.

On August 2, 2010, we announced we initiated a Phase 1/2 dose-escalating study of our proprietary, anti-cancer drug, Thiarabine, a nucleoside analogue for patients with hematologic malignancies (cancers of the blood). The primary objective of the study is to determine the maximum tolerated dose (MTD) in two different dosing schedules with various leukemias and lymphomas and recommended Phase II dose. The program is being led by Hagop Kantarjian, M.D., Chair of the Department of Leukemia at The University of Texas MD Anderson Cancer Center in Houston, Texas.

On July 27, 2010, we announced our e-marketing partner, iMedicor, commenced the initial phase of a multi-channel marketing program for MuGard. iMedicor’s two-pronged marketing approach involves leveraging its direct sales channel through Direct Medical Solutions and its online Pharma marketing portal to further support our ongoing commercial launch efforts for MuGard.

On July 20, 2010, we announced we had signed an exclusive specialty distribution agreement with BioScrip, Inc. for MuGard. The agreement aligns us with comprehensive access to BioScrip’s nationwide distribution platform and the ability to leverage their extensive physician relationships, 110 BioScrip specialty pharmacies, mail distribution capability and diversified payor network.

On July 15, 2010, we announced that we had entered into a pre-licensing feasibility agreement with a leading biotechnology company to develop an oral formulation of its currently-marketed, proprietary injectable drugs. We will utilize our proprietary CobOral Drug Delivery Technology to develop oral formulation of the drug for pre-clinical testing.

On April 13, 2010, we announced that we had completed our first commercial scale production run of MuGard in North America at Accupac, Inc. manufacturing facilities.

On March 30, 2010, we announced that we signed a collaborative development agreement with bioRASI, LLC to facilitate clinical development for our CobOral based oral insulin and CobaCyte based products.

On March 25, 2010, we announced that our Korean partner JCOM co., Ltd. received approval from the Korean Food and Drug Administration of its Registration Dossier for MuGard.

On March 11, 2010, we announced that we had received reports of significant bioavailability of orally delivered insulin in two independently-conducted animal studies with our CobaCyte Drug Delivery Technology.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues provided limited funding for operations during the nine months ended September 30, 2010. As of September 30, 2010, our cash and cash equivalents were $1,496,000 and our net cash burn rate for the nine months ended September 30, 2010, was approximately $500,000 per month, which included non-recurring manufacturing expenses. As of September 30, 2010, our working capital deficit was $12,918,000. Our working capital deficit at September 30, 2010 represented an increase of $4,969,000 as compared to our working capital deficit as of December 31, 2009 of $7,949,000. The increase in the working capital deficit at September 30, 2010 reflects the reclassification of long-term debt of $5,500,000 to current liabilities and first nine months operating costs offset by net receipts from our January 2010 offering of $5,848,000. As of September 30, 2010, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

On November 1, 2010, we announced that we have been awarded $1.5 million in government grants. Under the recently enacted Patient Protection and Affordable Care Act, cash grants were awarded to Qualifying Therapeutic Discovery Projects that showed significant potential in producing new and cost-saving therapies, support job growth and increase U.S. competitiveness.

As of November 15, 2010, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have generally incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2010 of $252,987,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

THIRD QUARTER 2010 COMPARED TO THIRD QUARTER 2009

Our licensing revenue for the third quarter of 2010 was $107,000 as compared to $124,000 for 2009, a decrease of $17,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $20,000 in the third quarter of 2010 and 2009. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the third quarter of 2010 was $1,199,000, as compared to $561,000 for 2009, an increase of $638,000. The increase in expenses was primarily due to:

•
increased salary and related costs due to existing employees paid at full salary in the third quarter of 2010 while employees were paid at a reduced salary in the third quarter of 2009 plus an additional new employee ($220,000);

•	increased development costs ($118,000);
•	increase lab costs due to lab activity for CobaCyte, CobOral and MuGard ($112,000);
•	increased stock compensation expense due to additional option grants for research and development employees ($80,000);
•	increased clinical development with the planned starts in trials for MuGard, ProLindac and Thiarabine ($71,000); and
•	other net increases in research spending ($37,000).

Total general and administrative expenses were $1,165,000 for the third quarter of 2010, a decrease of $2,293,000 compared to 2009 expenses of $3,458,000 for the same quarter. The decrease in expenses was due primarily to the following:

•	lower general business consulting expenses due to reduction in use of outside consultants ($2,037,000);
•	lower potential liquidated damages under an investor rights agreement with certain investors ($161,000);
•	lower stock compensation expense due to fewer option grants for general and administrative employees ($81,000);
•	lower patent and license fees ($73,000); and
•	offset by other net increases in other general and administrative expenses ($59,000).

Depreciation and amortization was $59,000 for the third quarter of 2010, as compared to $65,000 for 2009, a decrease of $6,000. The decrease in expenses was primarily due to assets becoming fully depreciated.

Total operating expenses for the third quarter of 2010, were $2,423,000 as compared to total operating expenses of $4,084,000 for same period in 2009, a decrease of $1,661,000 for the reasons listed above.

Interest and miscellaneous income was $38,000 for the third quarter of 2010, as compared to $2,000 for the same period in 2009, an increase of $36,000. Miscellaneous income is $35,000 higher in 2010 as compared to the same period in 2009 due to cash received for one time other items. Interest income is $1,000 higher in 2010 as compared to the same period in 2009.

Interest and other expense was $152,000 for the third quarter of 2010, as compared to $133,000 in 2009, an increase of $19,000. The increase in interest and other expense was due to the interest due on the unpaid portion of the long-term notes and dividends.

We recorded a derivative gain related to warrants classified as liabilities of $146,000 for the third quarter of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance. Although we were required, per the guidance, to adopt this guidance effective January 1, 2009, there was no derivative liability recorded in the third quarter of 2009. If a derivative for warrants was recorded in the third quarter of 2009 there would have been a derivative loss of $1,929,000.

We recorded a derivative loss for the liability related to preferred stock of $10,455,000 for the third quarter of 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below $3.00 per share.

Preferred stock dividends of $452,000 were accrued for the third quarter of 2010 and $471,000 for 2009, a decrease of $19,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the third quarter of 2010, was $13,171,000, or a $0.83 basic and diluted loss per common share, compared with a loss of $4,542,000, or a $0.37 basic and diluted loss per common share for the same period in 2009, an increased loss of $8,629,000.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Our licensing revenue for the first nine months of 2010 was $281,000 as compared to $228,000 for the same period of 2009, an increase of $53,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We received royalties of $53,000 for the first nine months of 2010 as compared to $20,000 royalties for the same period in 2009. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the first nine months of 2010 was $2,718,000, as compared to $1,830,000 for the same period in 2009, an increase of $888,000. The increase in expenses was primarily due to:

•	increased stock compensation expense due to additional option grants for research and development employees ($325,000);
•
increased salary and related costs due to existing employees paid at full salary in 2010 while employees were paid at a reduced salary during a portion of 2009 plus an additional new employee ($286,000);

•	increased lab costs due to lab activity for CobaCyte, CobOral and MuGard ($207,000);
•	increased clinical development with the planned starts in trials for MuGard, ProLindac and Thiarabine ($115,000);
•	other net increases in research spending ($43,000); and
•	offset by lower scientific consulting expenses ($88,000).

Total general and administrative expenses were $3,316,000 for the first nine months of 2010, a decrease of $2,896,000 over 2009 expenses of $6,212,000. The decrease in spending was due primarily to the following:

•	lower general business consulting expenses due to reduction in use of outside consultants ($2,047,000);
•	lower accrual of potential liquidated damages under an investor rights agreement with certain investors ($478,000);
•	lower patent and license fees ($283,000);
•	lower stock compensation expense due to fewer option grants for general and administrative employees ($80,000);
•	other net decreases in general and administrative expenses ($193,000); and
•
offset by increased salary and related costs due to existing employees paid at full salary in 2010 while employees were paid at a reduced salary during a portion of 2009 plus an additional new employee ($185,000).

Depreciation and amortization was $179,000 for the first nine months of 2010 as compared to $197,000 for the same period in 2009 reflecting a decrease of $18,000. The decrease in depreciation and amortization was due to assets becoming fully depreciated.

Total operating expenses for the first nine months of 2010 were $6,213,000 as compared to total operating expenses of $8,239,000 for same period in 2009, a decrease of $2,026,000 for the reasons listed above.

Interest and miscellaneous income was $554,000 for the first nine months of 2010 as compared to $18,000 for the same period of 2009, an increase of $536,000. Miscellaneous income is $533,000 higher in 2010 as compared to the same period in 2009 due to negotiated payables, write-off  of other accounts payable and cash received for one time items. Interest income is $3,000 higher in 2010 as compared to the same period in 2009.

Interest and other expense was $444,000 for the first nine months of 2010 as compared to $395,000 in 2009, an increase of $49,000.

We recorded a derivative gain related to warrants classified as liabilities of $6,384,000 for the first nine months of 2010. A derivative was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance. Although we were required, per the guidance, to adopt this guidance effective January 1, 2009, there was no derivative liability recorded in the first nine months of 2009. If a derivative was recorded in the first nine months of 2009 there would have been a derivative loss of $6,069,000.

We recorded a derivative loss for the liability related to preferred stock of $10,455,000 for the third quarter of 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below $3.00 per share.

Preferred stock dividends of $1,340,000 were accrued for the first nine months of 2010 and $1,434,000 for 2009, a decrease of $94,000. The decrease is due to preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first nine months of 2010 was $11,180,000, or a $0.73 basic and diluted loss per common share, compared with a loss of $9,802,000, or a $0.86 basic and diluted loss per common share for the same period in 2009, an increased loss of $1,378,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2010. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, we issued 51,543 shares of our common stock to several consultants as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In August 2010, we issued 60,500 shares of our common stock to several consultants as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In July 2010, we issued 5,000 shares of our common stock to a consultant as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of September 30, 2010, dividends payable in the aggregate amount of $3,950,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of September 30, 2010, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of September 30, 2010, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

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

ACCESS PHARMACEUTICALS, INC.

Date:	November 10, 2010	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2009	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2010 (unaudited)	December 31, 2009
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 1,496,000 40,000 29,000	$ 607,000 36,000 42,000
Total current assets	1,565,000	685,000

Property and equipment, net	38,000	50,000

Patents, net	627,000	787,000

Other assets	49,000	61,000
Total assets	$ 2,279,000	$ 1,583,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Short-term debt Current portion of deferred revenue	$ 3,383,000 857,000 3,950,000 446,000 5,500,000 347,000	$ 4,094,000 857,000 2,773,000 563,000 - 347,000
Total current liabilities	14,483,000	8,634,000

Derivative liability warrants Derivative liability preferred stock Long-term deferred revenue Long-term debt	3,324,000 10,455,000 4,470,000 -	9,708,000 - 4,730,000 5,500,000
Total liabilities	32,732,000	28,572,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,985.3617 shares issued at September 30,
2010 and 2,992.3617 shares issued at December 31, 2009
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 15,899,227 at September 30, 2010 and 13,171,545 at
     December 31, 2009
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
Accumulated deficit
	- 159,000 223,424,000 (1,045,000) (4,000) (252,987,000)	- 132,000 215,735,000 (1,045,000) (4,000) (241,807,000)
Total stockholders' deficit	(30,453,000)	(26,989,000)
Total liabilities and stockholders' deficit	$ 2,279,000	$ 1,583,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

Three months ended September 30,	Nine months ended September 30,

	2010	2009	2010	2009

Revenues
License revenues	$107,000	$124,000	$281,000	$228,000
Royalties	20,000	20,000	53,000	20,000
Total revenues	127,000	144,000	334,000	248,000

Expenses
Research and development	1,199,000	561,000	2,718,000	1,830,000
General and administrative	1,165,000	3,458,000	3,316,000	6,212,000
Depreciation and amortization	59,000	65,000	179,000	197,000
Total expenses	2,423,000	4,084,000	6,213,000	8,239,000

Loss from operations	(2,296,000)	(3,940,000)	(5,879,000)	(7,991,000)

Interest and miscellaneous income	38,000	2,000	554,000	18,000
Interest and other expense	(152,000)	(133,000)	(444,000)	(395,000)
Gain on change in fair value of derivative warrants	146,000	-	6,384,000	-
Loss on change in fair value of derivative preferred stock	(10,455,000)	-	(10,455,000)	-
	(10,423,000)	(131,000)	(3,961,000)	(377,000)
Net loss	(12,719,000)	(4,071,000)	(9,840,000)	(8,368,000)

Less preferred stock dividends	452,000	471,000	1,340,000	1,434,000
Net loss allocable to common stockholders	$(13,171,000)	$(4,542,000)	$(11,180,000)	$(9,802,000)

Basic/diluted net loss per common share
Net loss allocable to common stockholders	$(0.83)	$(0.37)	$(0.73)	$(0.86)

Weighted average basic and diluted	15,774,273	12,204,696	15,337,453	11,375,793
common shares outstanding

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

Common Stock		Preferred Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Shares	Amount	Shares	Amount

Balance December 31, 2009	13,172,000	$132,000	2,992.3617	$-	$215,735,000	$(1,045,000)	$(4,000)	$(241,807,000)
Restricted common stock issued for services	73,000	1,000	-	-	17,000	-	-	-
Warrants issued for services	-	-	-	-	19,000	-	-	-
Preferred stock converted into common stock	23,000	-	(7.0000)	-	-	-	-	-
Stock option compensation expense	-	-	-	-	114,000	-	-	-
Common stock issued for cash exercise of options	10,000	-	-	-	14,000	-	-	-
Common stock issued for cashless warrant exercise	20,000	-	-	-	-	-	-	-
Common stock issued $3.00 share, net of costs	2,083,000	21,000	-	-	5,827,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(442,000)
Net income	-	-	-	-	-	-	-	1,089,000
Balance at March 31, 2010	15,381,000	154,000	2,985.3617	-	221,726,000	(1,045,000)	(4,000)	(241,160,000)

Restricted common stock issued for services	106,000	1,000	-	-	248,000	-	-	-
Stock option compensation expense	-	-	-	-	440,000	-	-	-
Common stock issued for cash exercise of options	105,000	1,000	-	-	125,000	-	-	-
Common stock issued for preferred dividends	80,000	1,000	-	-	190,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(446,000)
Net income	-	-	-	-	-	-	-	1,790,000
Balance at June 30, 2010	15,672,000	157,000	2,985.3617	-	222,729,000	(1,045,000)	(4,000)	(239,816,000)

Restricted common stock issued for services	133,000	1,000	-	-	269,000	-	-	-
Stock option compensation expense	-	-	-	-	284,000	-	-	-
Common stock issued for cash exercise of options	38,000	-	-	-	52,000	-	-	-
Common stock issued for preferred dividends	56,000	1,000			90,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(452,000)
Net loss	-	-	-	-	-	-	-	(12,719,000)
Balance at September 30, 2010	15,899,000	$159,000	2985.3617	$-	$223,424,000	$(1,045,000)	$(4,000)	$(252,987,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,840,000)	$(8,368,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on change in fair value of derivative warrants	(6,384,000)	-
Loss on change in fair value of derivative preferred stock	10,455,000	-
Gain on negotiated accounts payable	(509,000)	-
Depreciation and amortization	179,000	197,000
Stock option compensation expense	838,000	593,000
Stock and warrants issued for services	556,000	2,852,000
Change in operating assets and liabilities:
Receivables	(4,000)	124,000
Prepaid expenses and other current assets	13,000	130,000
Other assets	12,000	12,000
Accounts payable and accrued expenses	(202,000)	318,000
Dividends payable	119,000	(109,000)
Accrued interest payable	(117,000)	334,000
Deferred revenue	(260,000)	2,755,000
Net cash used in operating activities	(5,144,000)	(1,162,000)

Cash flows from investing activities:
Capital expenditures	(7,000)	(2,000)
Proceeds from sale of asset	-	1,000
Net cash used in investing activities	(7,000)	(1,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	192,000	158,000
Proceeds from common stock issuances, net of costs	5,848,000	-
Net cash provided by financing activities	6,040,000	158,000

Net increase (decrease) in cash and cash equivalents	889,000	(1,005,000)
Cash and cash equivalents at beginning of period	607,000	2,677,000
Cash and cash equivalents at end of period	$1,496,000	$1,672,000

Supplemental cash flow information:
Cash paid for interest	$440,000	$-

Supplemental disclosure of noncash transactions:
Shares issued for payables, notes payable and accrued interest	-	859,000
Shares issued for dividends on preferred stock	282,000	927,000
Preferred stock dividends in dividends payable	1,340,000	1,434,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended Septemebr 30, 2010 and 2009
(unaudited)

(1)	Interim Financial Statements

The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated statements of stockholders deficit for the three and nine months ended September 30, 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2009 contains financial information taken from the audited Access financial statements as of that date.

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

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2010		December 31, 2009
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 1,997	$ 2,624	$ 1,837

Amortization expense related to intangible assets totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2010 and totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2009. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2010 is as follows (in thousands):

2010	$ 53
2011	212
2012	82
2013	44
2014	44
over 5 years	192
Total	$ 627

(3)           Liquidity

The Company generated net loss allocable to common stockholders of $11,180,000 for the nine months ended September 30, 2010 and a loss of $19,226,000 for the year ended December 31, 2009. At September 30, 2010, our working capital deficit was $12,918,000.We expect that our capital resources and receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2011. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result we will be required to seek additional financing sources and enter into future licensing agreements for our products. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized below:

(in thousands)	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total

Assets:
Cash	$1,496	$-	$1,496	$607	$-	$607

Liabilities:
Derivative liability warrants	$-	$3,324	$3,324	$-	$9,708	$9,708
Derivative liability preferred stock	$-	$10,455	$10,455	$-	$-	$-

The adoption of this guidance related to financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements.

 (5)           Stock Based Compensation

For the three and nine months ended September 30, 2010, we recognized stock-based compensation expense of $284,000 and $838,000. For the three and nine months ended September 30, 2009 we recognized stock-based compensation expense of $285,000 and $593,000.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$ 210,000	$ 130,000	$ 575,000	$ 250,000
General and administrative	74,000	155,000	263,000	343,000
Stock-based compensation expense included in operating expense	$ 284,000	$ 285,000	$ 838,000	$ 593,000

For the three months ended September 30, 2010 and 2009 no options were granted. For the nine months ended September 30, 2010 we granted 640,000 stock options. For the nine months ended September 30, 2009 we granted 475,000 stock options. MacroChem options were cancelled upon acquisition by Access and are no longer outstanding.

Our weighted average Black-Scholes fair value assumptions used to value the 2010 and 2009 first nine months grants are as follows:

	9/30/10	9/30/09
Expected life(b)	5.7 yrs	5.5 yrs
Risk free interest rate	2.3%	2.4%
Expected volatility(a)	123%	114%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(6)           Stockholders’ Deficit

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

 (7)           Deriviatave Liability Preferred Stock

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

The issued and outstanding shares of Series A Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock. Under these terms, should we issue additional shares of common stock, in certain circumstances, for a price below $3.00 per share, the conversion price of the Series A Preferred Stock will be lowered to the lowest subsequent issue price below $3.00 per share until the shares are converted or redeemed. This will have the effect of diluting the holders of our common stock.

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

On September 30, 2010 our preferred stock outstanding was 2,985.3617 shares convertible into 9,951,198 shares of the Company's common stock.

Change In Accounting Principle
Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embeded Feature) is Indexed to an Entity’s Own Stock”).

We determined that the anti-dilution provision built into the preferred shares issued should be considered for derivative accounting. FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. We determined that the anti-dilution provision associated with the November 2007 and February 2008 preferred shares no longer met the criteria for equity accounting through the revised criteria in FASB ASC 815. FASB ASC 815 provides for transition guidance whereby a cumulative effect of a change in accounting principle should be recognized as an adjustment to retained earnings and other impacted balance sheet items as of January 1, 2009. The cumulative-effect adjustment is the difference between the amounts recognized prior to adoption and amounts recognized at adoption assuming this guidance had been applied from the issuance date of the preferred stock.

Accordingly, at January 1, 2009, we determined that the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period since management asserted that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil.

During the third quarter of 2010 we were actively raising capital. With our stock price below $3.00 a share there was a possibility that we would sell shares below the $3.00 price. This would require an adjustment to our convertible preferred stock. Accordingly as of September 30, 2010 the resulting accounting leads to a derivative liability preferred stock of $10,455,000. We recorded derivative expense of $10,455,000 for the quarter ended September 30, 2010.

The derivative preferred stock liability will continue to be reviewed quarterly in accordance with FASB ASC 815.

The derivative warrants liability will also continue to be marked to market in accordance with FASB ASC 815 as discussed in the Form 10K for December 31, 2009.