Form 10-K
period 2010-12-31
ACCESS PHARMACEUTICALS INC
filed 2011-03-31
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was approximately $22,200,000.

The number of shares outstanding of the registrant’s common stock as of March 30, 2011 was 19,337,298 shares. Also outstanding at March 30, 2011 there were 2,958.3617 shares of Series A Cumulative Convertible Preferred Stock convertible into 11,601,405 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Business

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one approved product, two products at Phase 2 of clinical development and several products in pre-clinical development. Low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaboration arrangements. Certain of our development programs are dependent upon our ability to secure approved funding for such projects.

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. We launched MuGard in the United States in September of 2010. We are working with our partners in Korea and China for registration and marketing.

•
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We initiated a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010. This multi-center study of up to 25 evaluable patients is being conducted in France. We are also currently planning a number of combination trials, looking at combining ProLindac with other cancer agents in solid tumor indications including colorectal and ovarian cancer. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has sales in excess of $2.0 billion.

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

•
CobOral™ is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of human growth hormone. We have signed or are in discussion with several companies regarding the sponsored development of CobOral drug delivery formulations of proprietary and non-proprietary actives.

•
CobaCyte™-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues.

Products

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Launched U.S. and EU
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C) (3)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
CobOral™ Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

(1)           For more information, see “Government Regulation” for description of clinical stages.
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

Approved Product

MuGard™

Overview of MuGard
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

Our MuGard is a viscous hydrogel polymer solution which provides a coating for the oral cavity. MuGard is dispensed in a ready to use form. A multi-site, randomized clinical study was performed in the United States testing MuGard and MuGard containing an anti-inflammatory drug to determine the effect of these products on the prevention and treatment of mucositis. The data from this trial indicated that the patients using MuGard displayed a lower incidence of mucositis than is typically seen in the studied population with no additional benefit from the drug.

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

These data confirmed the fact that MuGard could represent an important advancement in the management of mucositis.  On December 13, 2006, we announced our receipt of marketing clearance for MuGard from the FDA for the indication of the management of oral wounds including mucositis, aphthous ulcers and traumatic ulcers.

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

Current Status of MuGard
We launched MuGard in the U.S. in the fourth quarter of 2010. MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. We are working with our partners in Korea and China for registration and marketing.

We are currently executing on numerous strategies including the implementation of a dedicated sales force and marketing strategies, sampling programs, reimbursement strategies, the clinical advancement program for MuGard involving some of the foremost thought leaders in the oral mucositis arena as well as the advancement of the other uniquely differentiated products within our pipeline.

Products in Development

ProLindac™ (Polymer Platinate, AP5346) DACH Platinum

Overview of ProLindac
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

Current Status of ProLindac
On January 7, 2010, based on the results of the trial with eight patients we announced the initiation of a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients. This study is the first to look at the safety and efficacy of ProLindac in combination with other oncology agents. The efficacy of Diamino Cyclohexane Platinum, the active principle in ProLindac, is evidenced mainly through their synergic association with multiple anticancer agents. The choice of Paclitaxel and ovarian cancer as the potential first NDA strategic choice to be explored is based on the results of the Paclitaxel/Oxaliplatin combination in the same clinical setting. This multi-center study of up to 25 evaluable patients will be conducted in Europe. The efficacy endpoint goal is to achieve a minimum of 63% response rate in the total of 25 evaluable patients the study is planning to accrue on a two-step design. We initiated a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010.

We previously submitted an IND application to the FDA, and received clearance from the agency to proceed with a Phase 1 clinical study of ProLindac in combination with fluorouracil and leucovorin. The study is designed to evaluate the safety of ProLindac in combination with two standard drugs used to treat colorectal cancer and to establish a safe dose for Phase 2 clinical studies of this combination in colorectal cancer.  We are currently evaluating various options for combination trials to be conducted, in the US or other countries.

Thiarabine (4-thio Ara-C)

Overview of Thiarabine
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

Current Status of Thiarabine
We believe the results seen for Thiarabine in leukemia and lymphoma preclinical models and the lymphopenia observed in clinical studies provides a strong rationale for further investigation of thiarabine in leukemia and lymphoma patients. We are working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston and have initiated additional Phase 2 clinical trials in adult AML, ALL and other indications. We also plan further Thiarabine clinical studies subject to funding or partnering.

Drug Development Strategy

We have a rich pipeline of products and product candidates ranging from preclinical development candidates to one approved product. To maximize return on this portfolio, we plan to develop in-house and with collaborators the following products and technologies: MuGard, ProLindac, Thiarabine and CobaCyte/CobOral.

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

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as CobOral-mediated oral drug delivery and CobaCyte-mediated tumor targeting which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer and oncology drug development programs such as ProLindac and Thiarabine. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required for IND submission. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase 1 and Phase 2 studies are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advanced phases of this process conducted by a development partner. We expect to engage a contract research organization to perform Phase 3 clinical studies.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Currently, we are preparing for two Phase 2 ProLindac trials to be completed by our licensees in China and Korea. Our licensees are funding these trials. We are also conducting an additional Phase 2 clinical study in France. Our licensees for MuGard are planning additional clinical studies to strengthen marketing claims.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $3,349,000 and $2,657,000 on research and development during the years 2010 and 2009, respectively.

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

Our CobOral drug delivery technology seeks to deliver drugs orally to systemic circulation and CobaCyte to diseased cells. The main use of the CobOral technology will be to deliver drugs orally that otherwise could only be administered by injection because of poor natural oral absorption and/or degradation in the gastrointestinal tract. While other oral drug delivery technologies have been reported, the majority rely on permeation enhancement. Permeation enhancement temporarily increase the gaps between the cells which line the gastrointestinal tract to allow more drug to pass through. But this technique also allows many other materials, many potentially toxic, to enter the body more readily. Additionally, permeation enhancers only permit a small increase in oral uptake. The CobOral technology relies upon a natural receptor-mediated uptake mechanism which can facilitate uptake of larger quantities of drug. Our nanopolymer technology is used to encapsulate the drug, protecting it in the harsh environment of the gastrointestinal tract, and permits slow drug release once transported into systemic circulation.

Core Drug Delivery Technology Platforms and Technologies

Our current drug delivery technology platforms for use in cancer chemotherapy are:
•	Synthetic Polymer Targeted Drug Delivery Technology;
•	CobOral™-Mediated Oral Delivery Technology; and
•	CobaCyte™-Mediated Targeted Delivery Technology.

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

CobOral™-Mediated Oral Delivery Technology

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

Our scientists discovered that VB12 will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to the VB12. Thus CobOral (VB12 conjugatges of drugs, macromolecules, or nanoparticles) serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules that are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to CobOral. If the capacity of the CobOral transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to which CobOral is also attached. A further option, especially for drugs and macromolecules that are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with CobOral. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to ‘amplify’ delivery by transporting many molecules at one time due to the inherently large nanoparticle volume compared with the size of the drug.

Our proprietary position in this technology involves the conjugation of CobOral or its analogs to a polymer to which is also attached the drug to be delivered, or attached to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, oral uptake is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these vitamin-drug conjugates.

CobaCyte™-Mediated Targeted Delivery Technology

Most drugs are effective only when they reach a certain minimum concentration in the region of disease, yet are well distributed throughout the body following delivery to the bloodstream contributing to undesirable side effects. It is therefore advantageous to alter the natural biodistribution of a drug to have it more localized where it is needed. Our CobaCyte-mediated targeted delivery technology utilizes the fact that in many diseases where there is rapid growth and/or cell division, the demand for certain vitamins increases. By coupling the drug to a vitamin analog, the analog serves as a carrier to increase the amount of drug at the disease site relative to its normal distribution.

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

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using CobaCyte compounds (analogs of vitamin B12), but we have also used and have certain intellectual property protection for the use of  folate and biotin which may more effectively target anti-cancer drugs to certain solid tumors.

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

Other Key Developments

On December 10, 2010, we announced that we entered into definitive agreements for the sale of our common stock at a price of $2.55 per share. We completed the sale of 3,102,000 shares of our common stock at $2.55 per share and warrants to purchase 931,000 shares of our common stock at an exercise price of $3.06 per share for an aggregate purchase price of $7.9 million. Proceeds, net of cash issuance costs from the sale, were $7.3 million.

On December 8, 2010, we announced that we entered into an agreement with a major global pharmaceutical company to test our oral insulin formulation based on our proprietary vitamin B-12-based CobOral™ Drug Delivery Technology. We will provide CobOral insulin to the pharmaceutical company.

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

On March 11, 2010, we announced that we had received reports of significant bioavailability of orally delivered insulin in two independently-conducted animal studies with our CobOral™ Drug Delivery Technology.

On January 22, 2010, we announced the sale of approximately 2.10 million shares of our common stock and warrants to purchase approximately 1.04 million shares of our common stock for gross proceeds of approximately $6.3 million. We sold these shares and warrants as a combined unit for $3.00 per unit (each unit consisting of one share and a warrant to purchase 0.5 shares of common stock). The exercise price of the warrants is $3.00 per share. Proceeds, net of cash issuance costs from the sale, were $5.8 million.

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

Three U.S. patents and two European patents were issued and two U.S. patent and two European patent applications are pending for polymer platinum compounds. The two patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

Thiarabine is subject to two process patents that expire in 2018, one use patent that expires in 2019, as well as patent applications that provide additional protection to the manufacturing process and use.

We have two patented CobaCyte/CobOral-mediated targeted therapeutic technologies:

-
the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders with two U.S. patents and four U.S. and four European patent applications; and

-
oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation with six U.S. patents and two European patents and two U.S. and one European patent application.

We also have intellectual property in connection with the use of another B vitamin, folic acid, for targeting of polymer therapeutics. Enhanced tumor delivery is achieved by targeting folate receptors, which are upregulated in certain tumor types. We have two U.S. and two European patent applications related to folate polymer therapeutics.

Our patents for the following technologies expire in the years and during the date ranges indicated below:
•	Mucoadhesive technology in 2030,
•	ProLindac™ in 2021,
•	Thiarabine in 2018, and
•	CobaCyte/CobOral mediated technology between 2011 and 2030.

In addition to issued patents, we have a number of pending patent applications. If issued, the patents underlying these applications could extend the patent life of our technologies beyond the dates listed above.

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

Amgen Inc., ARCA biopharma, Inc., EUSA Pharma, NephRx, and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology.

The following products may compete with polymer platinate:
•           Cisplatin, marketed by Bristol-Myers Squibb, the originator of the drug, and several generic manufacturers;
•           Carboplatin, marketed by Bristol-Myers Squibb in the US; and several generic manufacturers, and
•           Oxaliplatin, marketed by exclusively Sanofi-Aventis and several generic manufacturers.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:
•           Regulon is developing liposomal platinum formulations;
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

BioDelivery Sciences International, Biocon Limited, Biodel, Inc. Biovail Corporation, Diasome Pharmaceuticals, Depomed Inc., Emisphere Technologies, Inc., Eurand, Flamel Technologies, Merrion Pharmaceuticals, OraMed and Xenoport are developing products which compete with our oral drug delivery system.

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

Employees

As of March 30, 2011, we had thirteen full-time employees, four of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $251.1 million through December 31, 2010. Net losses allocable to common stockholders for the years ended 2010 and 2009 were $9.3 million and $19.2 million, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the year ended December 31, 2010 was approximately $567,000 per month. We project our net cash burn rate from operations for the next twelve months to be approximately $550,000 per month. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements into the first quarter of 2012. We are a party to a $5.5 million promissory note due on September 13, 2011. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. We will need to raise substantial additional capital to support our ongoing operations.

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

To date, we have funded our operations primarily through private sales of common stock, preferred stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully market MuGard in North America or to complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We are not expecting any significant revenues in the short-term from our products or product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

As a result of our acquisition of MacroChem Corporation and Somanta Pharmaceuticals, Inc., we obtained rights to some product candidates through license agreements with various third party licensors. The main third party licensor is for the License Agreement, dated as of August 8, 2007, by and between Virium Pharmaceuticals, Inc. (a predecessor in interest to Access) and Southern Research Institute.

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

•
the trend toward managed health care in the U.S. and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

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

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Jeffrey B. Davis. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have employment agreements with Jeffrey B. Davis, David P. Nowotnik, PhD our Senior Vice President Research and Development and Frank A. Jacobucci, our Vice President Sales and Marketing, their employment may be terminated by them or us at any time. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares we may issue or be obligated to issue in the future. Substantially all of the shares of our common stock that were outstanding as of March 30, 2011, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

We have issued and outstanding shares of Series A Cumulative Convertible Preferred Stock with rights and preferences superior to those of its common stock.

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock. Should we issue, or be deemed to issue, certain additional shares of common stock for a price below $2.55 per share, the conversion price of the Series A Cumulative Convertible Preferred Stock shall be lowered to the lowest issue price below $2.55 per share which will have the effect of immediately diluting the holders of our common stock.

If we issue certain shares of our common stock or common stock equivalents at a price below $2.55 per share, the exercise price of certain of our outstanding warrants will be automatically lowered to the common stock issue price.

Certain of our warrants contain a price protection mechanisms in which the exercise price of these the warrants will automatically be lowered in the event we issue certain shares of our common stock for a price less than $2.55 per share.

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

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates, Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.), and Lake End Capital LLC each beneficially owned approximately 45.1%, 8.5% and 5.9%, respectively, of our common stock on an as converted basis as of March 30, 2011. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in December 2011. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4.  REMOVED AND RESERVED

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

David P. Nowotnik, Ph.D., 62, has been Senior Vice President Research and Development since January 2003 and was Vice President Research and Development from 1998. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Frank A. Jacobucci, 49, has been our Vice President Sales and Marketing since December 2009. Mr. Jacobucci was President and COO of Milestone Biosciences, LLC from 2007 to 2009. He was Vice President Sales/Marketing of Claims Resolution Center Oncology Services in 2007, Area Sales Manager-Eastern Seaboard of Precision Therapeutics, Inc. from 2006-2007 and Sales Trainer/Field Sales Advisor/Senior Sales Executive of MGI Pharma from 2003 to 2006. Mr. Jacobucci has had manager positions with increasing responsibilities from 1990 to 2003 with various other pharmaceutical and other companies. He holds a B.S. degree from University of Nevada, Las Vegas.

Mr. Phillip S. Wise, 52, has been our Vice President Business Development since June 1, 2006. Mr. Wise was Vice President of Commercial and Business Development for Enhance Pharmaceuticals, Inc. and Ardent Pharmaceuticals, Inc. from 2000 until 2006. Prior to that time he was with Glaxo Wellcome, from 1990 to 2000 in various capacities.

Mr. Stephen B. Thompson, 57, has been Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

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

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2010 and 2009. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2010
First quarter	$ 3.29	$ 2.44
Second quarter	2.80	1.96
Third quarter	2.20	1.80
Fourth quarter	3.29	2.15

Fiscal Year Ended December 31, 2009
First quarter	$ 1.85	$ 0.77
Second quarter	2.25	1.25
Third quarter	4.70	1.84
Fourth quarter	3.50	2.80

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

We are required, however, to pay dividends on our preferred stock at the rate of 6% per year. These dividends under certain circumstances may be paid in shares of our common stock.

The number of record holders of our common stock at March 30, 2011 was approximately 6,800. On March 30, 2011, the closing price for the common stock as quoted on the OTCBB was $2.24. There were 19,337,298 shares of common stock outstanding at March 30, 2011.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security
holders:
2005 Equity Incentive Plan	1,748,733	$2.13	2,482,642
1995 Stock Awards Plan	59,500	16.80	-
2001 Restricted Stock Plan	-	-	52,818

Equity compensation plans
not approved by security
holders:
2007 Special Stock Option Plan	-	-	450,000
Total	1,808,233	$2.61	2,985,460

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

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one approved product, two products in Phase 2 of clinical development and three products in pre-clinical development.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Our licensing revenue for the year ended December 31, 2010 was $347,000 as compared to $315,000 for the same period of 2009, an increase of $32,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

Sponsored research and development revenues were $58,000 for the year ended December 31, 2010 with no revenues for the same period of 2009. The revenues in 2010 are for research collaborations on our CobOral and CobaCyte projects.

We recorded royalty revenue for MuGard of $76,000 for the year ended December 31,  2010 and $37,000 for the same period of 2009, an increase of $39,000. Royalties for MuGard were first recorded in the third quarter of 2009.

Total research and development spending for the year ended December 31, 2010 was $3,349,000, as compared to $2,657,000 for the same period in 2009, an increase of $692,000. The increase in expenses was primarily due to:

•
increased salary and related costs due to existing employees paid at full salary for the full year of 2010 while employees were paid at a reduced salary for seven months of 2009 plus the addition of a new employee ($499,000);

•	increased stock compensation expense due to additional option grants for research and development employees ($297,000);
•	increased clinical development with the planned starts in trials for MuGard, ProLindac and Thiarabine ($242,000); and
•	other net increases in research spending ($1,000);
•	offset by decreased development costs ($235,000); and
•	offset by decreased scientific consulting expenses ($112,000).

Product costs, for the launch of MuGard in the United States, were $140,000 for the twelve months ended December 31, 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $4,511,000 for the year ended December 31, 2010, a decrease of $2,601,000 compared to the same period in 2009 of $7,112,000. The decrease in expenses was due primarily to the following:

•	lower general business consulting expenses due to reduction in use of outside consultants ($1,921,000);
•	lower potential liquidated damages under an investor rights agreement with certain investors ($182,000);
•	lower stock compensation expense due to fewer option grants for general and administrative employees ($92,000);
•	lower patent and license fees ($222,000);
•	lower costs from MacroChem ($180,000); and
•	other net decreases in other general and administrative expenses ($4,000).

Depreciation and amortization was $238,000 for the year ended December 31, 2010, as compared to $259,000 for the same period of 2009, a decrease of $21,000. This decrease was primarily due to assets becoming fully depreciated.

Total operating expenses for the year ended December 31, 2010, were $8,238,000 as compared to total operating expenses of $10,028,000 for same period in 2009, a decrease of $1,790,000 for the reasons listed above.

Interest and miscellaneous income was $2,046,000 for the year ended December 31, 2010, as compared to $29,000 for the same period in 2009, an increase of $2,017,000. Miscellaneous income is $2,013,000 higher in 2010 as compared to the same period in 2009 due to $1,479,000 in grants from the Qualifying Therapeutic Discovery Project Grants from the United States and due to $534,000 in negotiated payables, write-off of other accounts payable and cash received for other one-time items. Interest income is $4,000 higher in 2010 as compared to the same period in 2009.

Interest and other expense was $607,000 for the year ended December 31, 2010, as compared to $539,000 in the same period of 2009, an increase of $68,000. The increase in interest and other expense was due to the interest that was accrued on the previous unpaid portion of the long-term notes and dividends.

We recorded a derivative gain related to warrants classified as liabilities of $4,621,000 for the year ended December 31, 2010 as compared to a derivative loss of $7,154,000 for the same period of 2009. A derivative for warrants was first recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of new accounting guidance as a result of the repricing feature.

We recorded a derivative loss for the liability related to preferred stock of $5,840,000 for the year ended December 31, 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $1,791,000 were accrued for the year ended December 31, 2010 and $1,886,000 for the same period of 2009, a decrease of $95,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the year ended December 31, 2010, was $9,328,000, or a $0.60 basic and diluted loss per common share, compared with a loss of $19,226,000, or a $1.63 basic and diluted loss per common share for the same period in 2009, a decreased loss of $9,898,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues provided limited funding for operations during the year ended December 31, 2010. As of December 31, 2010, our cash and cash equivalents were $7,033,000 and our net cash burn rate for the year ended December 31, 2010, was approximately $567,000 per month, which included non-recurring manufacturing expenses. As of December 31, 2010, our working capital deficit was $6,136,000. Our working capital deficit at December 31, 2010 represented a decrease of $1,813,000 as compared to our working capital deficit as of December 31, 2009 of $7,949,000. The decrease in the working capital deficit at December 31, 2010 reflects the reclassification of long-term debt of $5,500,000 to current liabilities and the twelve months operating costs offset by net receipts from our January and December 2010 offerings of $13,101,000. As of December 31, 2010, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of March 30, 2011, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2010 of $251,135,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2012. We are a party to a $5.5 million promissory note due on September 13, 2011. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2010	2009
Polymer Platinate (ProLindac™)	$2,697	$2,507	$30,823
Mucoadhesive Liquid Technology (MLT)	329	107	1,947
Others (2)	323	43	5,760
Total	$3,349	$2,657	$38,530

(1)	Cumulative spending from inception of the Company or project through December 31, 2010.
(2)	Includes: CobOral, CobaCyte, Thiarabine and other projects.

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

Asset Impairment

Our intangible assets at December 31, 2010 consisted primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test when indications of impairment exist. At December 31, 2010 and for the year then ended, management believes no impairment of our intangible assets exists.

Revenues

Our revenues are generated from licensing, research and development agreements and royalties. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed. Royalties are recognized in the period of sales.

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

Stock-based compensation expense recognized for the years ended December 31, 2010 and 2009 was approximately $1,015,000 and $811,000, respectively.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. We will adopt this standard effective January 1, 2011. We do not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of us.

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 specifies that the liability for our portion of the annual fee on the pharmaceutical manufacturing industry should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. ASU 2010-27 will not impact our consolidated financial position, results of operations or cash flows until the period in which we begin sales of our pharmaceutical products.

Off-Balance Sheet Transactions

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Form 10-K on pages F-1 through F-23. Reference is made to Item 15 of this Form -10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

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

Because of the material weakness described above, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership.  The information required by this Item is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on May 26, 2011 (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

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
10.30
Form of Securities Purchase Agreement dated as of December 10, 2010 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)

10.31	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)
21	Subsidiaries of the Registrant
23.1        Consent of Whitley Penn LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15c of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date March 31, 2011	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
Principal Executive Officer

Date March 31, 2011	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
Officer and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date March 31, 2011	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director
Chief Executive Officer
Principal Executive Officer

Date March 31, 2011	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
Officer and Treasurer
Principal Financial and Accounting Officer

Date March 31, 2011	By:	/s/ Mark J. Ahn
Mark J. Ahn, Director

Date March 31, 2011	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 31, 2011	By:	/s/ Esteban Cvitkovic
Esteban Cvitkovic, Director

Date March 31, 2011	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 31, 2011	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh, Chairman of
the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
March 31, 2011

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2010	December 31, 2009
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 7,033,000 1,018,000 70,000	$ 607,000 36,000 42,000
Total current assets	8,121,000	685,000
Property and equipment, net	32,000	50,000
Patents, net	574,000	787,000
Other assets	44,000	61,000
Total assets	$ 8,771,000	$ 1,583,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Convertible debt, current portion Current portion of deferred revenue	$ 2,984,000 857,000 4,443,000 126,000 5,500,000 347,000	$ 4,094,000 857,000 2,773,000 563,000 - 347,000
Total current liabilities	14,257,000	8,634,000
Derivative liability-warrants	5,087,000	9,708,000
Derivative liability-preferred stock Long-term deferred revenue Long-term convertible debt	5,840,000 4,382,000 -	- 4,730,000 5,500,000
Total liabilities	29,566,000	28,572,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock - $.01 par value; authorized 2,000,000 shares;
     2,978.3617 issued at December 31, 2010; 2,992.3617 issued at
     December 31, 2009
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued 19,115,010 at December 31, 2010; issued 13,171,545
      at December 31, 2009
  Additional paid-in capital
  Notes receivable from stockholders
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 191,000 230,153,000 - (4,000) (251,135,000)	- 132,000 215,735,000 (1,045,000) (4,000) (241,807,000)
Total stockholders' deficit	(20,795,000)	(26,989,000)
Total liabilities and stockholders' deficit	$ 8,771,000	$ 1,583,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2010	2009

Revenues
License revenues	$347,000	$315,000
Sponsored research and development	58,000	-
Royalties	76,000	37,000
Total revenues	481,000	352,000

Expenses
Research and development	3,349,000	2,657,000
Product costs	140,000	-
General and administrative	4,511,000	7,112,000
Depreciation and amortization	238,000	259,000
Total expenses	8,238,000	10,028,000

Loss from operations	(7,757,000)	(9,676,000)

Interest and miscellaneous income	2,046,000	29,000
Interest and other expense	(607,000)	(539,000)
Gain (loss) on change in fair value of derivative-warrants	4,621,000	(7,154,000)
Loss on change in fair value of derivative-preferred stock	(5,840,000)	-
	220,000	(7,664,000)
Net loss	(7,537,000)	(17,340,000)

Less preferred stock dividends	(1,791,000)	(1,886,000)
Net loss allocable to common stockholders	$(9,328,000)	$(19,226,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	$(0.60)	$(1.63)

Weighted average basic and diluted common shares outstanding	15,633,110	11,818,530

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Common Stock		Preferred Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Shares	Amount	Shares	Amount

Balance, December 31, 2008	9,467,000	$95,000	3,242.8617	$ -	$225,753,000	$(1,045,000)	$(4,000)	$(235,985,000)
Cumulative effect of a change in accounting principle (See Note 9)	-	-	-	-	(15,957,000)	-	-	13,404,000
Restricted common stock issued for services	687,000	8,000	-	-	2,199,000	-	-	-
Warrants issued for services	-	-	-	-	796,000	-	-	-
Common stock issued for cash exercise of options	250,000	2,000	-	-	177,000	-	-	-
Common stock issued for cashless warrant exercises	33,000	-	-	-	-	-	-	-
Preferred stock converted into common stock	836,000	9,000	(250.5000)	-	(9,000)	-	-	-
Common stock issued for preferred dividends	915,000	9,000	-	-	918,000	-	-	-
Stock option compensation expense	-	-	-	-	811,000	-	-	-
Common stock issued to MacroChem noteholders for notes and accrued interest	859,000	8,000	-	-	851,000	-	-	-
Common stock issued to former MacroChem executives	125,000	1,000	-	-	196,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(1,886,000)
Net loss	-	-	-	-	-	-	-	(17,340,000)
Balance, December 31, 2009	13,172,000	132,000	2,992.3617	-	215,735,000	(1,045,000)	(4,000)	(241,807,000)

Restricted common stock issued for services	427,000	4,000	-	-	847,000	-	-	-
Warrants issued for services	-	-	-	-	74,000	-	-	-
Common stock issued for cash exercise of options Common stock issued for cashless warrant exercises Preferred stock converted into common stock	153,000 42,000 47,000	2,000 - -	- - (14.0000)	- - -	191,000 - -	- - -	- - -	- - -
Common stock issued for preferred dividends	127,000	1,000	-	-	287,000	-	-	-
Stock option compensation expense	-	-	-	-	1,015,000	-	-	-
Common stock issued $3.00 share, net of costs	2,083,000	21,000	-	-	5,827,000	-	-	-
Common stock issued $2.55 share, net of costs	3,102,000	31,000	-	-	7,222,000	-	-	-
Cancellation of notes receivable	(38,000)	-	-	-	(1,045,000)	1,045,000	-	-
Preferred dividends	-	-	-	-	-	-	-	(1,791,000)
Net loss	-	-	-	-	-	-	-	(7,537,000)

Balance, December 31,2010	19,115,000	$191,000	2,978.3617	$ -	$ 230,153,000	$ -	$ (4,000)	$ 251,135,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(7,537,000)	$(17,340,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss (gain) on change in fair value of derivative-warrants	(4,621,000)	7,154,000
Loss on change in fair value of derivative-preferred stock	5,840,000	-
Gain on negotiated payables	(509,000)	-
Depreciation and amortization	238,000	259,000
Stock option compensation expense	1,015,000	811,000
Stock and warrants issued for services	925,000	3,200,000
Change in operating assets and liabilities:
Receivables	(982,000)	111,000
Prepaid expenses and other current assets	(28,000)	133,000
Other assets	17,000	17,000
Accounts payable and accrued expenses	(601,000)	369,000
Dividends payable	168,000	(82,000)
Accrued interest payable	(437,000)	452,000
Deferred revenue	(348,000)	2,668,000
Net cash used in operating activities	(6,860,000)	(2,248,000)

Cash flows from investing activities:
Capital expenditures	(7,000)	(2,000)
Proceeds from sale of asset	-	1,000
Net cash used in investing activities	(7,000)	(1,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	192,000	179,000
Proceeds from common stock issuances, net of costs	13,101,000	-
Net cash provided by financing activities	13,293,000	179,000

Net increase (decrease) in cash and cash equivalents	6,426,000	(2,070,000)
Cash and cash equivalents at beginning of year	607,000	2,677,000
Cash and cash equivalents at end of year	$7,033,000	$607,000

Supplemental cash flow information:
Cash paid for interest	$874,000	$1,000

Supplemental disclosure of noncash transactions
Shares issued for payables, notes payable and accrued interest	-	859,000
Shares issued for dividends on preferred stock	288,000	927,000
Warrants issued for placement agent fees	274,000	-
Preferred stock dividends in dividends payable	1,791,000	1,886,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2010

  NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations
Access Pharmaceuticals, Inc. (the “Company”, “we”, “our”, or “Access”) is an emerging pharmaceutical company engaged in the development of novel therapeutics for the treatment of cancer and supportive care of cancer patients. This development work is based primarily on the adaptation of existing therapeutic agents using the Company’s proprietary drug delivery technology. Our efforts have been principally devoted to research and development, resulting in significant losses since inception on February 24, 1988.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation
The consolidated financial statements include the financial statements of Access Pharmaceuticals, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the valuation of impairment analysis of intangible assets, fair value of financial instruments, revenue recognition, allowances for doubtful accounts, stock-based compensation and valuation of derivative liabilites and equity instruments, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Segments
The Company operates in a single segment.

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2010 and 2009, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

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

Fair Value of Financial Instruments
The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items. The carrying value of the convertible short and long-term debt is at book value, which approximates the fair value as the interest rate is at market value.

We consider the conversion options and warrants related to our Series A Cumulative Convertible Preferred Stock to be derivatives, and we record the fair value of the derivative liabilities in our consolidated balance sheets. Changes in the fair value of the derivative liabilities are included in gain or loss on change in fair value of derivative in the consolidated statements of operations.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Loss Per Share
We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes, preferred stock and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 25,784,976 and 21,658,171 were excluded from the loss per share computation for 2010 and 2009, respectively.

Patents
We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Intangible assets consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets - Patents	$ 2,624	$ 2,050	$ 2,624	$ 1,837

Amortization expense related to intangible assets totaled $213,000 and $212000 for the years ended December 31, 2010 and 2009, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2010 is as follows (in thousands):

2011	$212
2012	82
2013	44
2014	44
2015	44
Thereafter	148
Total	$574

Revenues
Our revenues are generated from licensing, research and development agreements and royalties. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed. Royalties are recognized in the period of sales.

Other Income
In 2010 we were awarded $1,479,000 in grants from the Qualifying Therapeutic Discovery Project Grants from the United States government. As these are non-recurring in nature, we recorded them in Other Income. We received payment of $541,000 in 2010 and recorded the remaining $938,000 in receivables at December 31, 2010.

Stock-Based Compensation
We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have several stock-based compensation plans under which incentive and non-incentive qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value of the award. We use the Black-Scholes option pricing model to value our options.

During 2010 and 2009, 640,000 stock options and 565,000 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2010 and 2009 are:

	2010	2009
Expected volatility assumption was based upon a combination of historical stock price volatility measured on a weekly basis and is considered a reasonable indicator of expected volatility.	123%	115%
Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the our employee stock options.	2.32%	2.37%
Dividend yield assumption is based on our history and expectation of dividend payments.	None	None
Estimated expected term (average of number years) is based on the simplified method as prescribed by SAB 107/110 as we do not have sufficient information to calculate an expected term.	5.7 years	5.5 years

At December 31, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $1,031,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately two years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.

The following table summarizes stock-based compensation for the years ended December 31, 2010 and 2009 which was allocated as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009
Research and development	$678	$381
General and administrative	337	430
Stock-based compensation expense included in operating expense	1,015	811

Total stock-based compensation expense	1,015	811
Tax benefit	-	-
Stock-based compensation expense, net of tax	$1,015	$811

Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. We will adopt this standard effective January 1, 2011. We do not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of us.

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 specifies that the liability for our portion of the annual fee on the pharmaceutical manufacturing industry should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. ASU 2010-27 will not impact our consolidated financial position, results of operations or cash flows until the period in which we begin sales of our pharmaceutical products.

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we are a going concern. We incurred a net loss in the years ended December 31, 2010 and 2009.

Management believes that our current cash and expected license fees should fund our expected burn rate into the first quarter of 2012. We are a party to a $5.5 million promissory note due on September 13, 2011. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the event SCO Capital Partners LLC (SCO) and its affiliates were to convert all of their shares of Series A Preferred Stock and exercise all of their warrants, they would own approximately 45.1% of the voting securities of Access. During 2010 and 2009, SCO and affiliates incurred $300,000 each year in investor relations fees.

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

				Fair Value
	Consulting	Office	Expense	of exercisable
Year	Fees	Expenses	Reimbursement	Warrants
2010	$132,000	$-	$-	$-
2009	$132,000	$18,000	$10,000	$86,000

Mark J. Ahn, Ph.D., a Director, received payments for consulting services and reimbursement of direct expenses for scientific consulting in 2010. Dr. Ahn’s payments for consulting services and expense reimbursements are as follows:

			Fair Value
	Consulting	Expense	of Restricted
Year	Fees	Reimbursement	Stock
2010	$5,000	$4,000	$23,000

See Note 10 for a discussion of our Restricted Stock Purchase Program.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2010	2009
Laboratory equipment	$788,000	$786,000
Laboratory and building improvements	58,000	58,000
Furniture and equipment	56,000	567,000
	902,000	1,411,000
Less accumulated depreciation and amortization	870,000	1,361,000
Property and equipment, net	$32,000	$50,000

Depreciation and amortization on property and equipment was $25,000 and $47,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in 2010 and $15,500 in 2009) and to have the amount of such reduction contributed to the 401(k) Plan. We had a 401(k) matching program whereby we contributed for each dollar a participant contributes a like amount, with a maximum contribution of 4% of a participant’s earnings in the first five months of 2009 and $0 for the remainder of 2009 and 2010. The Company suspended matching on June 1, 2009 and through the twelve months ended December 31, 2010. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 82 investment options. Company contributions under the 401(k) Plan were approximately $0 in 2010 and $16,000 in 2009.

NOTE 6 – DEBT

$5,500,000 due on September 13, 2011. The unsecured convertible note bears interest at 7.7% per annum with $423,500 of interest due annually on September 13th. This note has a fixed conversion price of $27.50 per share of common stock and may be converted by the note holder or us under certain circumstances as defined in the note. If the notes are not converted we will have to repay the notes on the due date.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases
At December 31, 2010, we had commitments under non-cancelable operating leases for office and research and development facilities until December 31, 2011 totaling $77,000. Rent expense for the years ended December 31, 2010 and 2009 was $110,000 and $111,000, respectively. We also have one non-cancelable operating lease – for a copier with future obligations totaling approximately $10,000 ending in 2011.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are summarized below:

(in thousands)
Description	As of December 31, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$5,087	$-	$5,087	$-	$4,621
preferred stock	$5,840	$-	$-	$5,840	$(5,840)

(in thousands)
Description	As of December 31, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$9,708	$-	$9,708	$-	$(7,154)
preferred stock	$-	$-	$-	$-	$-

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about expected future volatility of the price of the Company's stock. In estimating the fair value at December 31, 2010, we based our selected volatility on the one-year historic volatility of the Company's stock as we believe this is most representative of the expected volatility in the near future for the Company.

NOTE 9 – PREFERRED STOCK

On November 7, 2007, and February 4, 2008, we entered into securities purchase agreements (the Purchase Agreements) with accredited investors to sell shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the Series A Preferred Stock) and agreed to issue warrants to purchase shares of our common stock at an exercise price of $3.50 per share. The shares of Series A Preferred Stock were convertible into common stock at the initial conversion price of $3.00 per share. The exercise and conversion price have changed, see below.

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

On December 14, 2010, we issued common stock in a registered direct offering at $2.55 per share. Per the terms of the agreement with the outstanding Series A Preferred Stock holders their stock is now converted into shares of common stock at $2.55 per share. The Series A Preferred Stock at December 31, 2010 was converted into 11,679,836 shares of common stock, an increase of 1,751,970 shares of common stock.

In addition, warrants to acquire 4,149,464 shares of common stock that were granted to the holders of Series A Preferred Stock were re-priced from $3.50 to $3.00 due to the offering on January 26, 2010 and re-priced from $3.00 to $2.55 due to the offering on December 14, 2010.

November 7, 2007 Preferred Stock
On November 7, 2007, we entered into the Purchase Agreements with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our Series A Preferred Stock and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on December 14, 2010, the conversion price changed to $2.55 per share.

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

February 4, 2008 Preferred Stock
On February 4, 2008, we entered into Purchase Agreements with accredited investors whereby we agreed to sell 272.50 shares of our Series A Preferred Stock and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on December 14, 2010 the conversion price changed to $2.55 per share.

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

Accordingly, at January 1, 2009, we determined that the warrants and the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period until the third quarter of 2010 since management asserts that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. During the third quarter of 2010 we were actively raising capital. With our stock price below $3.00 a share it was possible that we would sell shares below $3.00 per share. Since this would require an adjustment to our convertible preferred stock we recorded a derivative liability and expense at September 30, 2010. The derivative liability and expense was revalued at December 31, 2010 and is $5,840,000. We will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. The warrants were valued at issuance and each reporting period since using the Black-Scholes model. Both of these derivatives will continue to be marked to market in accordance with FASB ASC 815.

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

The resulting accounting led to derivative warrant liability of $2,553,000 as of January 1, 2009 and $9,708,000 as of December 31, 2009. We recorded derivative expense of $7,154,000 for the year ended December 31, 2009 and $4,621,000 gain for the year ended December 31, 2010.

The fair value of the derivative warrant liability was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value were as follows.

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

Liquidated Damages
Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we are required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2010 and December 31, 2009. Potential liquidated damages are capped at 10% of each holder’s investment. However, pursuant to the terms of the Investor Rights Agreement, we may not be required to pay such liquidated damages if such shares are saleable without restriction pursuant to Rule 144 of the Securities Act of 1933.

Preferred Stock Dividends
Preferred stock dividends of $4,443,000 were accrued at December 31, 2010, plus interest. Dividends are payable semi-annually in either cash or common stock.

NOTE 10 – STOCKHOLDERS’ EQUITY

Restricted Stock Purchase Program
On October 12, 2000, the Board of Directors authorized a Restricted Stock Purchase Program. Under the program, the Company’s executive officers and corporate secretary were given the opportunity to purchase shares of common stock in an individually designated amount per participant determined by the Compensation Committee of the Board of Directors. A total of 38,000 shares were purchased under the program by four eligible participants at $27.50 per share, the fair market value of the common stock on October 12, 2000, for an aggregate consideration of $1,045,000. The purchase price was paid through the participants’ delivery of a 50%-recourse promissory note payable to the Company for three executive officer participants and a full-recourse promissory note payable to the Company for one participant. Each note bears interest at 5.87% compounded semi-annually and has a maximum term of ten years. The notes were secured by a pledge of the purchased shares to the Company. The Company originally recorded the notes receivable from participants in this program of $1,045,000 as a reduction of equity in the Consolidated Balance Sheets. Interest on the notes was neither being collected nor accrued. The stock granted under the program was fully vested. The Board of Directors cancelled this program effective October 12, 2010. The stock and receivables were cancelled on October 12, 2010.

Warrants
There were warrants to purchase a total of 12,060,907 shares of common stock outstanding at December 31, 2010. All warrants were exercisable at December 31, 2010 except for warrants to acquire 188,000 shares of common stock. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2010 December registered direct offering (a)	930,664	$3.06	12/14/15
2010 January registered direct offering (b)	1,041,432	3.00	1/26/15
2010 January placement agent warrants (b)	125,109	3.75	1/26/15
2010 investor relations advisor (c)	169,000	2.16	10/1/13
2010 investor relations advisor (d)	55,000	2.63	10/14/13
2009 investor relations advisor (e)	30,000	3.45	9/15/12
2009 business consultant (f)	150,000	2.07	7/23/14
2009 investor relations advisor (g)	50,000	6.00	8/27/12
2008 preferred stock offering (h)	499,584	2.55	2/24/14
2008 Somanta accounts payable (i)	246,753	3.50	1/4/14
2008 warrants assumed on acquisition (j)	191,668	18.55-23.19	1/31/12
2008 investor relations advisor (k)	50,000	3.15	1/3/13
2008 investor relations advisor (l)	40,000	3.00	9/1/13
2008 scientific consultant (m)	200,000	3.15	1/4/12
2007 preferred stock offering (n)	3,649,880	2.55	11/10/13
2006 convertible note (o)	3,818,180	1.32	2/16/12
2006 convertible note (o)	386,364	1.32	10/24/12
2006 convertible note (o)	377,273	1.32	12/6/12
2006 investor relations advisor (p)	50,000	2.70	12/27/11
Total	12,060,907

a)
In connection with a registered direct offering on December 14, 2010, warrants to purchase 930,664 shares of common stock at $3.06 per share were issued. All of the warrants are exercisable immediately and expire five years from the date of issue.

b)
In connection with a registered direct offering on January 26, 2010, warrants to purchase 1,041,432 shares of common stock at $3.00 per share were issued. All of the warrants are exercisable immediately and expire five years from the date of issue.

In addition, we issued warrants for placement agent fees to purchase 125,109 shares of our common stock at an exercise price of $3.75 per share. All of the warrants are exercisable immediately and expire five years from the date of issue. The fair value of the warrants was $2.19 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.38%, expected volatility 119% and a term of 5 years.

c)
During 2010, an investor relations advisor received warrants to purchase 194,000 shares of common stock at an exercise price of $2.16 per share at any time until October 1, 2013, for investor relations consulting services rendered in 2010 and 2011. The expense recorded for the year ended December 31, 2010 was $55,000. Our common stock did not reach a target price by February 28, 2011 and according to the agreement 25,000 warrants expired.

d)
During 2010, an investor relations advisor received warrants to purchase 55,000 shares of common stock at an exercise price of $2.63 per share at any time until October 14, 2013, for investor relations consulting services rendered in 2010. The warrants did not vest and expired January 31, 2011. No expense was recorded.

e)
During 2009, an investor relations advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.45 per share at any time until September 15, 2012, for investor relations consulting services rendered from October 2009 through March 2010. As of December 31, 2010 all 30,000 warrants were exercisable. The expense recorded for the years ended December 31, 2010 and 2009 was $19,000 and $24,000, respectively.

f)
During 2009, a business consultant received warrants to purchase 150,000 shares of common stock at an exercise price of $2.07 per share at any time until July 23, 2014, for business consulting services rendered in 2009. 60,000 of the warrants were exercisable on December 31, 2009. The remaining 90,000 warrants expired July 23, 2010 because our stock did not reach specified trading prices. The expense recorded for the years ended December 31, 2009 was $238,000.

g)
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

h)
In connection with the preferred stock offering in February 2008, warrants to purchase a total of 499,584 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.29 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement and to $2.55 after the December 2010 placement.

i)
In connection with our acquisition of Somanta Pharmaceuticals, Inc. (Somanta) we exchanged for $1,576,000 due to Somanta vendors, for 538,508 shares of our common stock and warrants to purchase 246,753 shares of common stock at $3.50. The warrants expire January 4, 2014.

j)	We assumed two warrants in the Somanta acquisition:
-Warrant#1 – 31,943 shares of our common stock at $18.55 per share and expires January 31, 2012.
-Warrant #2 – 159,725 shares of our common stock at $23.19 per share and expires January 31, 2012.

k)
During 2008, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $3.15 per share at any time until January 3, 2013, for investor relations consulting services rendered in 2008. 25,000 of the warrants were exercisable on July 3, 2008 and 25,000 of the warrants were exercisable January 3, 2009.

l)
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

m)
During 2008, a director who is also a scientific advisor received warrants to purchase 200,000 shares of common stock at an exercise price of $3.15 per share at any time until January 4, 2012, for scientific consulting services rendered in 2008. The warrants vest over two years in 50,000 share blocks with vesting on July 4, 2008, January 4, 2009, July 4, 2009 and January 4, 2010.

n)
In connection with the preferred stock offering in November 2007, warrants to purchase a total of 3,649,880 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement and to $2.55 after the December 2010 placement.

o)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,581,817 shares of common stock at $1.32 per share were issued. All of the warrants are exercisable immediately and expire six years from date of issue.

p)
During 2006, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $2.70 per share at any time from December 27, 2006 until December 27, 2011, for investor relations consulting services rendered in 2007. All of the warrants are exercisable.

  2001 Restricted Stock Plan
We have a restricted stock plan, the 2001 Restricted Stock Plan, as amended, under which 80,000 shares of our authorized but unissued common stock were reserved for issuance to certain employees, directors, consultants and advisors. The restricted stock granted under the plan generally vests, 25% two years after the grant date with additional 25% vesting every anniversary date. All stock is vested after five years. At December 31, 2010 there were 27,182 shares issued and 52,818 shares available for grant under the 2001 Restricted Stock Plan. All the issued shares are vested.

2010 Registered Direct Offerings – New Common Stock and Warrants
On January 26, 2010, we completed the sale of 2,083,000 shares of our common stock and warrants to purchase 1,041,000 shares of our common stock at an exercise price of $3.00 per share for an aggregate purchase price of $6.3 million. Proceeds, net of cash issuance costs from the sale, were $5.8 million.

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

On December 14, 2010, we completed the sale of 3,102,000 shares of our common stock at $2.55 per share and warrants to purchase 931,000 shares of our common stock at an exercise price of $3.06 per share for an aggregate purchase price of $7.9 million. Proceeds, net of cash issuance costs from the sale, were $7.3 million.

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

Our various stock-based employee compensation plans described below:

2005 Equity Incentive Plan

We have a stock awards plan, (the 2005 Equity Incentive Plan), under which 5,000,000 shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan).

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2010: dividend yield of 0%; volatility of 123%; risk-free interest rate of 2.32%; and expected lives of 5.7 years. The weighted average fair value of options granted was $2.57 per share during 2010. The assumptions for grants in fiscal 2009 were: dividend yield of 0%; volatility of 115%; risk-free interest rate of 2.37%; and expected lives of 5.5 years.

 Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2009	1,136,820	1.90
Granted, fair value of $ 1.31 per share	565,000	1.38
Exercised	(249,916)	0.73
Expired	(16,667)	3.00
Outstanding options at December 31, 2009	1,435,237	1.99

Granted, fair value of $ 2.23 per share	640,000	2.57
Exercised	(153,051)	1.26
Expired	(173,453)	3.51
Outstanding options at December 31, 2010	1,748,733	2.13

Exercisable at December 31, 2010	1,249,580	1.88

The intrinsic value of options under this plan related to the outstanding and exercisable options were $1,063,000 and $1,059,000 at December 31, 2010, respectively. The intrinsic value of options under this plan related to the outstanding and exercisable options were $2,112,000 and $2,050,000, respectively at December 31, 2009.

The total intrinsic value of options exercised during 2010 was $187,000 and during 2009 was $642,000.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2010 is summarized below:

	Number of	Weighted average		Number of	Weighted average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$0.63 - 0.85	387,500	5.6	$0.64	387,500	5.6	$0.64
$1.38	306,949	8.4	$1.38	306,949	8.4	$1.38
$2.45-2.79	640,000	9.3	$2.57	272,500	9.4	$2.46
$3.00 - 7.23	414,284	7.3	$3.39	282,631	7.2	$3.57
	1,748,733			1,249,580

2007 Special Stock Option Plan
In January 2007 we adopted the 2007 Special Stock Option Plan and Agreement (the Plan). The Plan provides for the award of options to purchase 450,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2010, all 450,000 shares were available for grant under the Plan.

1995 Stock Awards Plan
Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2010, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 59,500 options were outstanding under this plan at December 31, 2010.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2009	118,000	$15.14
Expired	(15,000)	10.00
Outstanding options at December 31, 2009	103,000	15.89

Expired	(43,500)	14.65
Outstanding options at December 31, 2010	59,500	16.80

Exercisable at December 31, 2010	59,500	16.80

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2010 or 2009.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2010 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	Options	Remaining	Exercise	Options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$10.10 - 12.40	29,000	3.4	$11.09	29,000	3.4	$11.09
$14.05 - 18.65	18,000	1.2	$18.14	18,000	1.2	$18.14
$23.05 – 29.25	12,500	2.8	$28.11	12,500	2.8	$28.10
	59,500			59,500

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2010	2009

Income taxes at U.S. statutory rate	$(3,172,000)	$(6,537,000)
Change in valuation allowance	3,100,000	5,182,000
Benefit of foreign losses not recognized	30,000	57,000
Expenses not deductible	109,000	623,000
Expiration of net operating loss and general
business credit carryforwards, net of revisions	(67,000)	675,000

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$62,760,000	$62,358,000
General business credit carryforwards	2,315,000	2,371,000
State credits	3,101,000	3,126,000
Property and equipment	49,000	51,000
Stock options	1,118,000	773,000
Derivatives	3,715,000	2,432,000
Deferred revenue	1,622,000	748,000
Intangible assets	409,000	383,000
Accrued interest	253,000	-
Other	270,000	270,000
Gross deferred tax assets	75,612,000	72,512,000
Valuation allowance	(75,612,000)	(72,512,000)
Net deferred taxes	$-	$-

At December 31, 2010, we had approximately $184,588,000 of net operating loss carryforwards and approximately $2,315,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2011	$4,488,000	$13,000
2012	4,212,000	77,000
2013	-	-
2014	-	-
2015	-	-
Thereafter	175,888,000	2,225,000
	$184,588,000	$2,315,000

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

NOTE 13 – MACROCHEM CORPORATION ACQUISITION

On February 25, 2009, we issued approximately 2,500,000 shares of our common stock in exchange for 100% of the outstanding stock and warrants of MacroChem Corporation (MacroChem). MacroChem’s principal activities were to develop and seek to commercialize pharmaceutical products using its proprietary drug delivery technologies. Its portfolio of proprietary product candidates was based on its drug delivery technologies: Soft Enhancement of Percutaneous Absorption (SEPA), MacroDerm and DermaPass. Its SEPA topical drug delivery technology enhances the efficiency and rate of diffusion of drugs into and through the skin. MacroChem had two clinical stage investigational new drugs: EcoNail, for the treatment of fungal infections of the nails and Pexiganan, for the treatment of mild diabetic foot infection (DFI).

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

In addition, we issued 125,000 shares of our common stock to former executives of MacroChem for the settlement of employment agreements.

In connection with the exchange of equity interests, $106,000 in merger costs were expensed.

The income statement for all periods presented reflects the combined carrying amount of revenue and expenses.
Following is a summary statement of combined operations for the year ended December 31, 2009:

	For the year ended December 31, 2009
	Access Pharmaceuticals	MacroChem Corporation	Combined
Total revenues	$352,000	$-	$352,000

Expenses
Research and development	2,645,000	12,000	2,657,000
General and administrative	6,932,000	180,000	7,112,000
Depreciation and amortization	207,000	52,000	259,000
Total expenses	9,784,000	244,000	10,028,000

Loss from operations	(9,432,000)	(244,000)	(9,676,000)

Interest and miscellaneous Income	29,000	-	29,000
Interest and other expense	(513,000)	(26,000)	(539,000)
Change in fair value of derivative	(7,154,000)	-	(7,154,000)
	(7,638,000)	(26,000)	(7,664,000)
Loss from operations	(17,070,000)	(270,000)	(17,340,000)
Less preferred stock Dividends	(1,886,000)	-	(1,886,000)
Net loss allocable to common stockholders	$(18,956,000)	$(270,000)	$(19,226,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	-	-	$(1.63)
Weighted average basic and diluted common shares outstanding	-	-	11,818,530