Form 10-Q
period 2011-03-31
ACCESS PHARMACEUTICALS INC
filed 2011-05-16
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑

As of May 13, 2011, there were 19,383,964 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of May 13, 2011, there were 2,958.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 11,601,405 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

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

·
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. We launched MuGard in the United States in the fourth quarter of 2010. We are working with our partners in Korea and China for registration and marketing.

·
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

·
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

·
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

·
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
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On April 13, 2011, we announced that we entered into an agreement with a major pharmaceutical company to exploit our CoaCyte and CobOral technology for the targeted delivery of RNAi therapeutics. We will provide the pharmaceutical company with CobOral and CobaCyte siRNA formulations for evaluation of gene knockdown following oral and intravenous administration. Though the terms of the agreement have not been disclosed, we have indicated that any successful formulation developed will be jointly owned by the parties and subject to a subsequent full licensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues provided limited funding for operations during the three months ended March 31, 2011. As of March 31, 2011, our cash and cash equivalents were $6,174,000 and our net cash burn rate for the three months ended March 31, 2011, was approximately $295,000 per month. As of March 31, 2011, our working capital deficit was $8,500,000. Our working capital deficit at March 31, 2011 represented an increase of $2,364,000 as compared to our working capital deficit as of December 31, 2010 of $6,136,000. The increase in the working capital deficit at March 31, 2011 reflects three months of net operating costs. As of March 31, 2011, we had one convertible note outstanding in the principal amount of $5.5 million which is due September 13, 2011.

As of May 16, 2011, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2011 of $253,472,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2012. We are a party to a $5.5 million promissory note due on September 13, 2011. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

FIRST QUARTER 2011 COMPARED TO FIRST QUARTER 2010

Our licensing revenue for the first quarter of 2011 was $87,000 as compared to $87,000 for 2010. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

Sponsored research and development revenues were $30,000 for the first quarter of 2011 with no revenues for the same period of 2010. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

We recorded royalty revenue for MuGard in Europe of $20,000 for the first quarter of 2011 as compared to $15,000 for 2010, an increase of $5,000.

Product sales of MuGard in the United States totaled $13,000 for the first quarter of 2011 with no revenues for the same period of 2010. Our first sales were recorded in the fourth quarter of 2010.

Total research and development spending for the first quarter of 2011 was $1,120,000, as compared to $786,000 for 2010, an increase of $334,000. The increase in expenses was primarily due to:

·	increased clinical development with trials for ProLindac, MuGard and Thiarabine ($229,000);
·	increased scientific consulting expense ($80,000) to help with clinical trials;
·	increased salary and related costs due to a new employee ($51,000);
·	increased stock compensation expense due to additional option grants for research and development employees ($30,000); and
·	other net decreases in research spending ($56,000).

Product costs for MuGard in the United States were $92,000 for the first quarter of 2011 with no product costs for the same period in 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $1,026,000 for the first quarter of 2011, an increase of $128,000 compared to the same period in 2010 of $898,000. The increase in expenses was due primarily to the following:

·	increased general business consulting expenses due to the use of outside consultants ($97,000);
·	increased salary and related costs due to new employees ($45,000);
·	increased stock compensation expense due to option grants for general and administrative employees ($38,000); and
·	lower patent and license fees ($52,000).

Depreciation and amortization was $61,000 for the first quarter of 2011 as compared to $61,000 for 2010.

Total operating expenses for the first quarter of 2011 were $2,299,000 as compared to total operating expenses of $1,745,000 for 2010, an increase of $554,000 for the reasons listed above.

Interest and miscellaneous income was $5,000 for the first quarter of 2011 as compared to $4,000 for 2010, an increase of $1,000.

Interest and other expense was $167,000 for the first quarter of 2011 as compared to $149,000 in 2010, an increase of $18,000. The increase in interest and other expense was due to the interest that was accrued on the previous unpaid portion of the long-term notes and dividends.

We recorded a derivative gain related to warrants classified as liabilities of $1,235,000 for the first quarter of 2011 as compared to $2,877,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity to a liability per the requirements of accounting guidance as a result of the repricing feature.

We recorded a derivative loss for the liability related to preferred stock of $823,000 for the first quarter of 2011 and none for 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $438,000 were accrued for the first quarter of 2011 and $442,000 for 2010, a decrease of $4,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first quarter of 2011 was $2,337,000, or a $0.12 basic and diluted loss per common share, compared with net income of $647,000, or a $0.04 basic and diluted earnings per common share for the same period in 2010, an increased loss of $2,984,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2011. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2010 that there is a material weakness in our internal control over financial reporting. As of the date of this report on Form 10-Q, we have not remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, we issued 5,000 shares of our common stock to a consultant as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In February 2011, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended

In January 2011, we issued 55,000 shares of our common stock to several consultants as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of March 31, 2011, dividends payable in the aggregate amount of $4,941,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of March 31, 2011, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of March 31, 2011, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

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

ACCESS PHARMACEUTICALS, INC.

Date:	May 16, 2011	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2011	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,2011	December 31, 2010
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 6,174,000 46,000 49,000	$ 7,033,000 1,018,000 70,000
Total current assets	6,269,000	8,121,000
Property and equipment, net	46,000	32,000
Patents, net	521,000	574,000
Other assets	40,000	44,000
Total assets	$ 6,876,000	$ 8,771,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Convertible debt, current portion Current portion of deferred revenue	$ 2,892,000 857,000 4,941,000 232,000 5,500,000 347,000	$ 2,984,000 857,000 4,443,000 126,000 5,500,000 347,000
Total current liabilities	14,769,000	14,257,000
Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	3,852,000 6,663,000 4,296,000	5,087,000 5,840,000 4,382,000
Total liabilities	29,580,000	29,566,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,958.3617 shares issued at March 31,
2011 and 2,978.3617 shares issued at December 31, 2010
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 19,299,798 at March 31, 2011 and 19,115,010 at
     December 31, 2010
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
	- 193,000 230,579,000 (4,000)	- 191,000 230,153,000 (4,000)
Accumulated deficit	(253,472,000)	(251,135,000)
Total stockholders' deficit	(22,704,000)	(20,795,000)
Total liabilities and stockholders' deficit	$ 6,876,000	$ 8,771,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2011	2010
Revenues
License revenues	$87,000	$87,000
Sponsored research and development	30,000	-
Royalties	20,000	15,000
Product sales	13,000	-
Total revenues	150,000	102,000

Expenses
Research and development	1,120,000	786,000
Product costs	92,000	-
General and administrative	1,026,000	898,000
Depreciation and amortization	61,000	61,000
Total expenses	2,299,000	1,745,000

Loss from operations	(2,149,000)	(1,643,000)

Interest and miscellaneous income	5,000	4,000
Interest and other expense	(167,000)	(149,000)
Gain on change in fair value of derivative – warrants	1,235,000	2,877,000
Loss on change in fair value of derivative – preferred stock	(823,000)	-
	250,000	2,732,000
Net income (loss)	(1,899,000)	1,089,000
Less preferred stock dividends	438,000	442,000
Net income (loss) allocable to common stockholders	$(2,337,000)	$647,000

Net income (loss) per share
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04

Weighted average number of common shares outstanding
Basic	19,241,570	14,766,947
Diluted	19,241,570	17,756,979

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
					Additional
					paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	stock	deficit
Balance December 31, 2010	19,115,000	$191,000	2,978.3617	$-	$230,153,000	$(4,000)	$(251,135,000)
Restricted common stock issued for services	21,000	-	-	-	50,000	-	-
Common stock issued for services	85,000	1,000	-	-	195,000	-	-
Preferred stock converted into common stock	78,000	1,000	(20.0000)	-	-	-	-
Common stock issued for preferred dividends	1,000	-	-	-	-	-	-
Stock option compensation expense	-	-	-	-	181,000	-	-
Preferred dividends	-	-	-	-	-	-	(438,000)
Net loss	-	-	-	-	-	-	(1,899,000)
Balance at March 31, 2011	19,300,000	$193,000	2,958.3617	$-	$230,579,000	$(4,000)	$(253,472,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,899,000)	$1,089,000
Adjustments to reconcile net income (loss) to cash used
in operating activities:
Gain on change in fair value of derivative - warrants	(1,235,000)	(2,877,000)
Loss on change in fair value of derivative - preferred stock	823,000	-
Depreciation and amortization	61,000	61,000
Stock option compensation expense	181,000	114,000
Stock and warrants issued for services	246,000	37,000
Change in operating assets and liabilities:
Receivables	972,000	1,000
Prepaid expenses and other current assets	21,000	(8,000)
Other assets	4,000	5,000
Accounts payable and accrued expenses	(92,000)	(235,000)
Dividends payable	61,000	39,000
Accrued interest payable	106,000	(331,000)
Deferred revenue	(86,000)	(86,000)
Net cash used in operating activities	(837,000)	(2,191,000)

Cash flows from investing activities:
Capital expenditures	(22,000)	-
Net cash used in investing activities	(22,000)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	-	14,000
Proceeds from common stock issuances, net of costs	-	5,848,000
Net cash provided by financing activities	-	5,862,000

Net increase (decrease) in cash and cash equivalents	(859,000)	3,671,000
Cash and cash equivalents at beginning of period	7,033,000	607,000
Cash and cash equivalents at end of period	$6,174,000	$4,278,000

Supplemental cash flow information:
Cash paid for interest	$-	$440,000

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	1,000	-
Preferred stock dividends in dividends payable	438,000	442,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(unaudited)

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the condensed consolidated statements of stockholders deficit for the three months ended March 31, 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2010 contains financial information taken from the audited Access financial statements as of that date.

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

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2011		December 31, 2010
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 2,103	$ 2,624	$ 2,050

Amortization expense related to intangible assets totaled $53,000 for each of the three months ended March 31, 2011 and March 31, 2010. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2011 is as follows (in thousands):

2011	$159
2012	82
2013	44
2014	44
2015	44
over 5 years	148

Total	$521

(3)	Liquidity

The Company generated net loss allocable to common stockholders of $2,337,000 for the three months ended March 31, 2011 and a loss of $9,328,000 for the year ended December 31, 2010. At March 31, 2011, our working capital deficit was $8,500,000. Management believes that our current cash and expected license fees should fund our expected burn rate into the first quarter of 2012. We are a party to a $5.5 million promissory note due on September 13, 2011. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

·	Level 1 – Quoted prices in active markets for identical assets or liabilities.
·
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized below:

(in thousands)
Description	As of March 31, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$3,852	$-	$3,852	$-	$1,235
preferred stock	$6,663	$-	$-	$6,663	$(823)

(in thousands)
Description	As of December 31, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$5,087	$-	$5,087	$-	$4,621
preferred stock	$5,840	$-	$-	$5,840	$(5,840)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at March 31, 2011 and December 31, 2010, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(5)	Stock Based Compensation

For the three months ended March 31, 2011 we recognized stock-based compensation expense of $181,000. For the three months ended March 31, 2010 we recognized stock-based compensation expense of $114,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Research and development	$103,000	$73,000
General and administrative	78,000	41,000
Stock-based compensation expense included in operating expense	$181,000	$114,000

We granted 100,000 stock options during the first quarter of 2011 and granted 230,000 stock options in the same quarter of 2010.

Our weighted average Black-Scholes fair value assumptions used to value the 2011 and 2010 first three months grants are as follows:

	3/31/11	3/31/10
Expected life(b)	6.25 yrs	5.97 yrs
Risk free interest rate	1.1%	2.4%
Expected volatility(a)	112%	118%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(6)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three months ended March 31, 2011, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended March 31,
	2011	2010

Net income (loss)	$(2,337)	$647
Weighted average shares outstanding	19,241,570	14,766,947
Basic net income (loss) per common share	$(0.12)	$0.04

Net income (loss)	$(2,337)	$647
Weighted average shares outstanding	19,241,570	14,766,947
Effect of dilutive options and warrants	-	2,990,032
Weighted average shares outstanding assuming dilution	19,241,570	17,756,979
Diluted net income (loss) per common share	$(0.12)	$0.04

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:
	Three months ended March 31,
	2011	2010
Warrants	12,060,907	6,124,749
Stock options	1,846,284	886,404
Convertible note	200,000	200,000
Preferred stock	11,601,405	9,951,198
Total	25,708,596	17,162,351