Form 10-Q
period 2011-06-30
ACCESS PHARMACEUTICALS INC
filed 2011-08-15
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Yes ☐ No ☑

As of August 12, 2011, there were 19,410,213 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of August 12, 2011, there were 2,958.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 11,601,405 shares of common stock.

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

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing weekly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has also been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our China partners have received the acceptance letter from the State Food and Drug Administration of China. We anticipate marketing approval in China in the second half of 2011.

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
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

In various news releases over the past month we announced that MuGard has been added to the following pharmacy benefit networks among others: Anthem, AvMed, Blue Cross Blue Shield, CVS Caremark, SummaCare, Humana, Medicaid, TRICARE, and United Healthcare. Reimbursement coverage for MuGard is now available with standard pharmacy benefit copayment. Placement in pharmacy benefit plans will assist in driving increased reimbursement coverage in MuGard.

On July 28, 2011, we announced that we launched our patient reimbursement and support center for our lead product for oral mucositis, MuGard. Referred to as a HUB, the MuGard Patient Reimbursement and Support Center (MuGard PRSC) operated by eMax Health provides a centralized patient referral center that improves patient access to MuGard by enhancing product distribution and facilitating payment for MuGard by insurance carriers.

On July 12, 2011, we announced that we signed an agreement to restructure the outstanding $5.5 million senior convertible promissory note scheduled to mature this year; that agreement was amended on August 15, 2011. The agreements provide for an extension of 50% of the note ($2.75 million) until September 13, 2012, and require the payment of $2.75 million to be paid promptly on the earlier of December 1, 2011 or upon the closing of an equity financing by the Company. If the initial $2.75 million is not paid prior to December 1, 2011, then the full $5.5 million plus accrued interest will become due and payable on December 13, 2011. The amendments provided the note holder with a security interest in certain of our assets and required an interest payment on August 15, 2011.

The amended agreement provides for the extension of 50% of the principal amount of the note ($2.75 million) until September 13, 2012. The restructured agreement provides for the acceleration of payments to the note holder in the event of a corporate licensing or partnering transaction and also provides the note holder with a security interest in certain of our assets.

On June 27, 2011, we announced that RHEI Pharmaceuticals, our MuGard partner in China, has received the acceptance letter from the State Food and Drug Administration (SFDA) of China acknowledging all necessary documentation for MuGard has been submitted and accepted. Together with its marketing partner Jian An, RHEI Pharmaceuticals completed the required process required to satisfy all requirements to receive marketing approval in China and its other South East Asian territories. RHEI has advised Access of the next steps the SFDA will take to grant approval in its territories and anticipates receiving marketing approval in the second half of this year.

On May 24, 2011, we announced that we signed an agreement with eMAX Health Systems to expand the distribution network and to further support ongoing third party payer outreach programs for MuGard and advocate for reimbursement among commercial insurance carriers in the United States.

On May 10, 2011, we announced that have made significant progress with our CobaCyte tumor-targeting technology. Using a new proprietary CobaCyte paclitaxel nanoparticle formulation, named Cobraxane™, our scientists have observed significant tumor growth inhibition in preclinical tumor models.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues and product sales provided limited funding for operations during the six months ended June 30, 2011. As of June 30, 2011, our cash and cash equivalents were $4,346,000 and our net cash burn rate for the six months ended June 30, 2011, was approximately $436,000 per month. As of June 30, 2011, our working capital deficit was $8,400,000. Our working capital deficit at June 30, 2011 represented an increase of $2,264,000 as compared to our working capital deficit as of December 31, 2010 of $6,136,000. The increase in the working capital deficit at June 30, 2011 reflects six months of net operating costs and $2,750,000 convertible note reclassified as long-term. As of June 30, 2011, we had one convertible note outstanding in the principal amount of $5.5 million which was due September 13, 2011. On July 12, 2011, we announced that we signed an agreement to restructure the outstanding $5.5 million convertible note (See Footnote 7 – Subsequent Events).

As of August 15, 2011, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2011 of $255,178,000. We expect that our capital resources will be adequate to fund our current level of operations into the first quarter of 2012. We are a party to a $5.5 million convertible note due on September 13, 2011. On July 12, 2011, we announced we signed an agreement to restructure the outstanding $5.5 million convertible note. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

SECOND QUARTER 2011 COMPARED TO SECOND QUARTER 2010

Our licensing revenue for the second quarter of 2011 was $87,000 as compared to $87,000 for 2010. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard in Europe of $21,000 for the second quarter of 2011 as compared to $18,000 for 2010, an increase of $3,000.

Product sales of MuGard in the United States totaled $43,000 for the second quarter of 2011 with no revenues for the same period of 2010. Our first sales were recorded in the fourth quarter of 2010.

Total research and development spending for the second quarter of 2011 was $1,060,000, as compared to $733,000 for 2010, an increase of $327,000. The increase in expenses was primarily due to:

•	increased clinical development with trials for ProLindac, MuGard and Thiarabine ($304,000);
•	increased scientific consulting expense ($155,000) to help with clinical trials;
•	increased external lab costs ($46,000);
•	increased net other research and development costs ($4,000); and
•	decreased stock compensation expense due to lower expense of option grants for research and development employees ($182,000).

Product costs for MuGard in the United States were $266,000 for the second quarter of 2011 with no product costs for the same period in 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $1,019,000 for the second quarter of 2011, a decrease of $234,000 compared to the same period in 2010 of $1,253,000. The decrease in expenses was due primarily to the following:

•	decreased general business consulting expenses due to the use of outside consultants in 2010 ($393,000);
•	decreased salary and related costs ($36,000);
•	decreased net other general and administrative expenses ($9,000);
•	increased patent and license fees ($162,000) due to a credit in 2010 license expenses; and
•	increased rent expenses ($42,000) due to additional office space.

Depreciation and amortization was $59,000 for the second quarter of 2011 as compared to $59,000 for 2010.

Total operating expenses for the second quarter of 2011 were $2,404,000 as compared to total operating expenses of $2,045,000 for 2010, an increase of $359,000 for the reasons listed above.

Interest and miscellaneous income was $3,000 for the second quarter of 2011 as compared to $512,000 for 2010, a decrease of $509,000. Miscellaneous income was $509,000 higher in 2010  due to negotiated payables and write-off  of other accounts payable. Interest income is comparable to the same period in 2010.

Interest and other expense was $356,000 for the second quarter of 2011 as compared to $143,000 in 2010, an increase of $213,000. The increase in interest and other expense was due to additional interest that was accrued on the long-term notes due to the note extension.

We recorded a gain related to warrants classified as derivative liabilities of $939,000 for the second quarter of 2011 as compared to $3,361,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a gain for the derivative liability related to preferred stock of $403,000 for the second quarter of 2011 and none for 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $442,000 were accrued for the second quarter of 2011 and $446,000 for 2010, a decrease of $4,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the second quarter of 2011 was $1,706,000, or a $0.09 basic and diluted loss per common share, compared with net income of $1,344,000, or a $0.09 basic and a $0.07 diluted earnings per common share for the same period in 2010, an increased loss of $3,050,000.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Our licensing revenue for the first six months of 2011 was $174,000 as compared to $174,000 for 2010. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

Sponsored research and development revenues were $30,000 for the first six months of 2011 with no revenues for the same period of 2010. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

We recorded royalty revenue for MuGard in Europe of $41,000 for the first six months of 2011 as compared to $33,000 for 2010, an increase of $8,000.

Product sales of MuGard in the United States totaled $56,000 for the first six months of 2011 with no revenues for the same period of 2010. Our first sales were recorded in the fourth quarter of 2010.

Total research and development spending for the first six months of 2011 was $2,180,000, as compared to $1,519,000 for 2010, an increase of $661,000. The increase in expenses was primarily due to:

•	increased clinical development with trials for ProLindac, MuGard and Thiarabine ($533,000);
•	increased salary and related costs due to new employees ($206,000);
•	increased external lab costs ($89,000);
•	increased scientific consulting expense ($57,000) to help with clinical trials;
•	decreased stock compensation expense for lower expense of option grants for research and development employees ($153,000); and
•	other net decreases in research spending ($71,000).

Product costs for MuGard in the United States were $358,000 for the first six months of 2011 with no product costs for the same period in 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $2,045,000 for the first quarter of 2011, a decrease of $106,000 compared to the same period in 2010 of $2,151,000. The decrease in expenses was due primarily to the following:

•	decreased general business consulting expenses due to the use of outside consultants in 2010 ($244,000);
•	decreased legal fees ($44,000);
•	increased patent and license fees ($111,000) due to a credit in 2010 license expenses;
•	increased rent expenses ($59,000) due to additional office space; and
•	increased net other general and administrative expenses ($12,000).

Depreciation and amortization was $120,000 for the first six months of 2011 as compared to $120,000 for 2010.

Total operating expenses for the first six months of 2011 were $4,703,000 as compared to total operating expenses of $3,790,000 for 2010, an increase of $913,000 for the reasons listed above.

Interest and miscellaneous income was $8,000 for the first six months of 2011 as compared to $516,000 for 2010, a decrease of $508,000. Miscellaneous income is $509,000 higher in 2010 due to negotiated payables and write-off  of other accounts payable. Interest income is comparable to the same period in 2010.

Interest and other expense was $523,000 for the first six months of 2011 as compared to $292,000 in 2010, an increase of $231,000. The increase in interest and other expense was due to additional interest that was accrued on the long-term notes due to the note extension.

We recorded a gain related to warrants classified as derivative liabilities of $2,174,000 for the first six months of 2011 as compared to $6,238,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants, that were issued with our Series A Convertible Preferred Stock, were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $420,000 for the first six months of 2011 and none for 2010. The derivative was recorded per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $880,000 were accrued for the first six months of 2011 and $888,000 for 2010, a decrease of $8,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are paid semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first six months of 2011 was $4,043,000, or a $0.21 basic and diluted loss per common share, compared with net income of $1,991,000, or a $0.13 basic and $0.11 diluted earnings per common share for the same period in 2010, an increased loss of $6,034,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2011. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2011, we issued 5,000 shares of our common stock to a consultant as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In May 2011, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended

In April 2011, we issued 80,000 shares of our common stock to several consultants as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of June 30, 2011, dividends payable in the aggregate amount of $5,446,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of June 30, 2011, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of June 30, 2011, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.                 [REMOVED AND RESERVED.]

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**
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

** These exhibits are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ACCESS PHARMACEUTICALS, INC.

Date:	August 15, 2011	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2011	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$ 4,346,000 51,000 75,000	$ 7,033,000 1,018,000 70,000
Total current assets	4,472,000	8,121,000
Property and equipment, net	57,000	32,000
Patents, net	468,000	574,000
Other assets	68,000	44,000
Total assets	$ 5,065,000	$ 8,771,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt, current portion Current portion of deferred revenue	$ 2,947,000 857,000 5,446,000 525,000 2,750,000 347,000	$ 2,984,000 857,000 4,443,000 126,000 5,500,000 347,000
Total current liabilities	12,872,000	14,257,000
Derivative liability - warrants Derivative liability - preferred stock Long-term debt Long-term deferred revenue	2,913,000 6,260,000 2,750,000 4,209,000	5,087,000 5,840,000 - 4,382,000
Total liabilities	29,004,000	29,566,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,958.3617 shares issued at June 30,
2011 and 2,978.3617 shares issued at December 31, 2010
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 19,396,047 at June 30, 2011 and 19,115,010 at
     December 31, 2010
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 194,000 231,049,000 (4,000) (255,178,000)	- 191,000 230,153,000 (4,000) (251,135,000)
Total stockholders' deficit	(23,939,000)	(20,795,000)
Total liabilities and stockholders' deficit	$ 5,065,000	$ 8,771,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
License revenues	$87,000	$87,000	$174,000	$174,000
Sponsored research and development	-	-	30,000	-
Royalties	21,000	18,000	41,000	33,000
Product sales	43,000	-	56,000	-
Total revenues	151,000	105,000	301,000	207,000

Expenses
Research and development	1,060,000	733,000	2,180,000	1,519,000
Product costs	266,000	-	358,000	-
General and administrative	1,019,000	1,253,000	2,045,000	2,151,000
Depreciation and amortization	59,000	59,000	120,000	120,000
Total expenses	2,404,000	2,045,000	4,703,000	3,790,000

Loss from operations	(2,253,000)	(1,940,000)	(4,402,000)	(3,583,000)

Interest and miscellaneous income	3,000	512,000	8,000	516,000
Interest and other expense	(356,000)	(143,000)	(523,000)	(292,000)
Gain on change in fair value of derivative - warrants	939,000	3,361,000	2,174,000	6,238,000
Gain (loss) on change in fair value of derivative - preferred stock	403,000	-	(420,000)	-
	989,000	3,730,000	1,239,000	6,462,000
Net income (loss)	(1,264,000)	1,790,000	(3,163,000)	2,879,000

Less preferred stock dividends	442,000	446,000	880,000	888,000
Net income (loss) allocable to common stockholders	$(1,706,000)	$1,344,000	$(4,043,000)	$1,991,000

Net income (loss) per share
Basic	$(0.09)	$0.09	$(0.21)	$0.13
Diluted	$(0.09)	$0.07	$(0.21)	$0.11

Weighted average basic and diluted common shares outstanding
Basic	19,387,906	15,460,072	19,315,142	15,115,424
Diluted	19,387,906	27,937,880	19,315,142	27,824,943

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

Common Stock		Preferred Stock
Additional
				paid-in	Treasury	Accumulated
Shares	Amount	Shares	Amount	capital	stock	deficit

Balance December 31, 2010	19,115,000	$191,000	2,978.3617	$-	$230,153,000	$(4,000)	$(251,135,000)
Restricted common stock issued for services	21,000	-	-	-	50,000	-	-
Common stock issued for services	85,000	1,000	-	-	195,000	-	-
Preferred stock converted into common stock	78,000	1,000	(20.0000)	-	-	-	-
Common stock issued for preferred dividends	1,000	-	-	-	-	-	-
Stock option compensation expense	-	-	-	-	181,000	-	-
Preferred dividends	-	-	-	-	-	-	(438,000)
Net loss	-	-	-	-	-	-	(1,899,000)
Balance at March 31, 2011	19,300,000	$193,000	2,958.3617	$-	$230,579,000	$(4,000)	$(253,472,000)
Restricted common stock issued for services	75,000	1,000	-	-	165,000	-	-
Common stock issued for services	21,000	-	-	-	46,000	-	-
Warrants issued for services	-	-	-	-	17,000	-	-
Stock option compensation expense	-	-	-	-	242,000	-	-
Preferred dividends	-	-	-	-	-	-	(442,000)
Net loss	-	-	-	-	-	-	(1,264,000)
Balance at June 30, 2011	19,396,000	$194,000	2,958.3617	$-	$231,049,000	$(4,000)	$(255,178,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,163,000)	$2,879,000
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on change in fair value of derivative - warrants	(2,174,000)	(6,238,000)
Loss on change in fair value of derivative - preferred stock	420,000	-
Gain on negotiated accounts payable	-	(509,000)
Depreciation and amortization	120,000	120,000
Stock option compensation expense	423,000	554,000
Stock and warrants issued for services	475,000	286,000
Change in operating assets and liabilities:
Receivables	967,000	(2,000)
Prepaid expenses and other current assets	(5,000)	(10,000)
Other assets	(24,000)	9,000
Accounts payable and accrued expenses	(37,000)	(597,000)
Dividends payable	124,000	78,000
Accrued interest payable	399,000	(225,000)
Deferred revenue	(173,000)	(174,000)
Net cash used in operating activities	(2,648,000)	(3,829,000)

Cash flows from investing activities:
Capital expenditures	(39,000)	(8,000)
Net cash used in investing activities	(39,000)	(8,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	140,000
Proceeds from common stock issuances, net of costs	-	5,848,000
Net cash provided by financing activities	-	5,988,000

Net increase (decrease) in cash and cash equivalents	(2,687,000)	2,151,000
Cash and cash equivalents at beginning of period	7,033,000	607,000
Cash and cash equivalents at end of period	$4,346,000	$2,758,000

Supplemental cash flow information:
Cash paid for interest	$-	$440,000

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	1,000	191,000
Preferred stock dividends in dividends payable	$880,000	$888,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(unaudited)

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statements of stockholders deficit for the three and six months ended June 30, 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2010 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. We expect that our capital resources and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2012. We are a party to a $5.5 million convertible note due on September 13, 2011. On July 12, 2011, we announced we signed an agreement to restructure the outstanding $5.5 million convertible note (See Footnote 7 – Subsequent Events). If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2011		December 31, 2010
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$2,624	$2,156	$2,624	$2,050

Amortization expense related to intangible assets totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2011 and totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2010. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2011 is as follows (in thousands):

2011	$106
2012	82
2013	44
2014	44
2015	44
over 5 years	148

Total	$468

(3)           Liquidity

The Company generated net loss allocable to common stockholders of $4,043,000 for the six months ended June 30, 2011 and a loss of $9,328,000 for the year ended December 31, 2010. At June 30, 2011, our working capital deficit was $8,400,000. Management believes that our current cash and expected license fees should fund our expected burn rate into the first quarter of 2012. We are a party to a $5.5 million convertible note due on September 13, 2011. On July 12, 2011, we announced we signed an agreement to restructure the outstanding $5.5 million convertible note (See Footnote 7 – Subsequent Events). We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized below:

(in thousands)
Description	As of June 30, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$2,913	$-	$2,913	$-	$2,174
preferred stock	$6,260	$-	$-	$6,260	$(420)

(in thousands)
Description	As of December 31, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$5,087	$-	$5,087	$-	$4,621
preferred stock	$5,840	$-	$-	$5,840	$(5,840)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at June 30, 2011 and December 31, 2010, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

 (5)           Stock Based Compensation

For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of $242,000 and $423,000. For the three and six months ended June 30, 2010 we recognized stock-based compensation expense of $440,000 and $554,000.

The following table summarizes stock-based compensation for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$110,000	$291,000	$212,000	$365,000
General and administrative	132,000	149,000	211,000	189,000
Stock-based compensation expense included in operating expense	$242,000	$440,000	$423,000	$554,000

For the three and six months ended June 30, 2011 we granted 475,000 and 575,000 stock options, respectively. For the three and six months ended June 30, 2010 we granted 410,000 and 640,000 stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the 2011 and 2010 first six months grants are as follows:

	6/30/11	6/30/10
Expected life(b)	6.04 yrs	5.7 yrs
Risk free interest rate	2.0%	2.3%
Expected volatility(a)	119%	123%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(6)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed conversion of preferred stock and the exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and six months ended June 30, 2011, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss) allocable to common shareholders	$(1,706)	$1,344	$(4,043)	$1,991
Weighted average shares outstanding	19,388	15,460	19,315	15,115
Basic net income (loss) per common share	$(0.09)	$0.09	$(0.21)	$0.13

Net income (loss) allocable to common shareholders	$(1,706)	$1,344	$(4,043)	$1,991
Effect of dilutive securities
Preferred stock dividends	-	446	-	888
Interest related to dividends	-	37	-	77
Diluted net income	$(1,706)	$1,827	$(4,043)	$2,956
Weighted average shares outstanding	19,388	15,460	19,315	15,115
Effect of dilutive options, warrants and preferred stock	-	12,478	-	12,710
Weighted average shares outstanding assuming dilution	19,388	27,938	19,315	27,825
Diluted net income (loss) per common share	$(0.09)	$0.07	$(0.21)	$0.11

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Warrants	11,989	6,175	11,989	6,150
Stock options	2,321	1,168	2,321	1,027
Convertible note	-	200	-	200
Preferred stock	11,601	-	11,601	-
Total	25,911	7,543	25,911	7,377

(7)           Subsequent Events (Unaudited)

On July 12, 2011, we announced we signed an agreement to restructure the outstanding $5.5 million convertible note scheduled to mature September 13, 2011; that agreement was amended on August 15, 2011. The agreements provide for an extension of 50% of the note ($2.75 million) until September 13, 2012, and require the payment of $2.75 million to be paid promptly on the earlier of December 1, 2011 or upon the closing of an equity financing by the Company. If the initial $2.75 million is not paid prior to December 1, 2011, then the full $5.5 million plus accrued interest will become due and payable on December 13, 2011. The amendments provided the note holder with a security interest in certain of our assets and required an interest payment on August 15, 2011.