Form 10-Q
period 2011-09-30
ACCESS PHARMACEUTICALS INC
filed 2011-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Yes ☐ No ☑

As of November 11, 2011, there were 23,170,774 shares of Access Pharmaceuticals, Inc. common stock outstanding. Also, as of November 11, 2011, there were 2,958.3617 shares of Series A Convertible Preferred Stock outstanding, and such shares were convertible into 20,402,482 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	15

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	16

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited) for the three and nine months ended September 30, 2011	17

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and September 30, 2010	18

	Notes to Condensed Consolidated Financial Statements, Nine Months ended September 30, 2011 and September 30, 2010	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Under Senior Securities	11

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		14

CERTIFICATIONS

PART I –FINANCIAL INFORMATION

This Quarterly Report (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, anticipate marketing approval for MuGard in China in the second half of 2011, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

•
MuGard™ is our approved product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has also been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our China partners have received the acceptance letter from the State Food and Drug Administration of China. We anticipate marketing approval in China in the fourth quarter of 2011.

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

•
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of human growth hormone. We have signed or are in discussion with several companies regarding the sponsored development of CobOral drug delivery formulations of proprietary and non-proprietary actives.

•
CobaCyte®-mediated cancer targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by cancer cells. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues.

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
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On November 10, 2011, we closed the sale of approximately 3.71 million shares of our common stock and warrants to purchase 3.71 million shares of our common stock for gross proceeds of approximately $5.39 million. We sold the shares and warrants for $1.45 per unit (each consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at $1.67 per whole share exercisable for two and one half years and a warrant to purchase 0.5 of a share of common stock at $2.00 per whole share exercisable for five years).

In various news releases over the past quarter we announced that MuGard has received reimbursement from many networks of leading insurance and pharmacy benefit managers throughout the U.S., including Aetna, Amerigroup, several state Anthem plans, Assurant Health, several Blue Cross Blue Shield state plans, Cigna, Express-Scripts, Harvard Pilgrim, Humana, Keystone, Tricare, United Healthcare, and Wellspan Plus. Reimbursement coverage for MuGard is now available with standard pharmacy benefit copayment. Placement in pharmacy benefit plans will assist in driving increased reimbursement coverage of MuGard.

On September 7, 2011, we announced that we contracted with CuraScript, a healthcare subsidiary of Express Scripts, to expand our specialty pharmacy and third party logistics networks for MuGard. We also contracted with CuraScript Specialty Distribution to warehouse and serve as our specialty distributor and wholesaler for specialty pharmacy providers.

On August 5, 2011, we announced that we hired Edelman, the leading full service global public relations firm, to support our media outreach initiatives. Edelman will assist us in implementing a media communications outreach program primarily aimed at introducing MuGard and building awareness of its ability to treat oral mucositis.

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

On July 12, 2011, we announced that we signed an agreement to restructure the outstanding $5.5 million senior convertible promissory note scheduled to mature this year, that agreement was also amended on August 15, 2011. The amendments provide for an extension of 50% of the note ($2.75 million) until September 13, 2012, and require the payment of $2.75 million to be paid promptly on the earlier of December 1, 2011 or upon the closing of an equity financing by the Company. If the initial $2.75 million is not paid prior to December 1, 2011, then the full $5.5 million plus accrued interest will become due and payable on December 13, 2011. The amendments provided the note holder with a security interest in certain of our assets and required an interest payment on August 15, 2011.

The restructured agreement also provides for the acceleration of payments to the note holder in the event of a corporate licensing or partnering transaction.

On June 27, 2011, we announced that RHEI Pharmaceuticals, our MuGard partner in China, has received the acceptance letter from the State Food and Drug Administration (SFDA) of China acknowledging all necessary documentation for MuGard has been submitted and accepted. Together with its marketing partner Jian An, RHEI Pharmaceuticals completed the process required to satisfy all requirements to receive marketing approval in China and its other South East Asian territories. RHEI has advised Access of the next steps the SFDA will take to grant approval in its territories and anticipates receiving marketing approval in the second half of this year.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Royalty revenues and product sales provided limited funding for operations during the nine months ended September 30, 2011. As of November 11, 2011, our cash and cash equivalents were $5,813,000 and our net cash burn rate for the nine months ended September 30, 2011, was approximately $697,000 per month. As of September 30, 2011, our working capital deficit was $12,581,000. Our working capital deficit at September 30, 2011 represented an increase of $6,445,000 as compared to our working capital deficit as of December 31, 2010 of $6,136,000. The increase in the working capital deficit at September 30, 2011 reflects nine months of net operating costs. As of September 30, 2011, we had one convertible note outstanding in the principal amount of $5.5 million. One half of the note ($2.75 million) is due November 17, 2011, five days after the closing of our equity financing and the remaining $2.75 million under the note is due on September 13, 2012.

As of November 14, 2011, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2011 of $255,275,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

THIRD QUARTER 2011 COMPARED TO THIRD QUARTER 2010

Our licensing revenue for the third quarter of 2011 was $936,000 as compared to $107,000 for 2010. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the third quarter 2011, we regained licenses from our former Korean partner for ProLindac and MuGard and recognized all of the previously received license fees ($849,000) that were recorded in deferred revenue.

We recorded royalty revenue for MuGard in Europe of $23,000 for the third quarter of 2011 as compared to $20,000 for 2010, an increase of $3,000.

Product sales of MuGard in the United States totaled $82,000 for the third quarter of 2011 with no revenues for the same period of 2010. Our first sales were recorded in the fourth quarter of 2010.

Total research and development spending for the third quarter of 2011 was $1,063,000, as compared to $1,199,000 for 2010, a decrease of $136,000. The decrease in expenses was primarily due to:

•	lower external development expenses for ProLindac ($176,000). The product was made in 2010 and is used in the clinical trials ongoing this quarter;
•	lower stock compensation expense due to lower expense of option grants for research and development employees ($86,000);

•	lower internal lab costs ($59,000)
•	offset by increased clinical development with trials for ProLindac, MuGard and Thiarabine ($167,000); and
•	increased net other research and development costs ($18,000).

Product costs for MuGard in the United States were $454,000 for the third quarter of 2011 with no product costs for the same period in 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $1,252,000 for the third quarter of 2011, an increase of $87,000 compared to the same period in 2010 of $1,165,000. The increase in expenses was due primarily to the following:

•	increased stock compensation expense due to higher expense of option grants for general and administrative employees and directors ($146,000);
•	increased salary and related costs ($143,000);
•	increased rent expenses ($39,000) due to additional office space;
•	increased net other general and administrative expenses ($21,000);
•	offset by decreased patent and license fees ($207,000) due to a credit in 2010 license expenses; and
•	decreased general business consulting expenses due to the higher use of outside consultants in 2010 ($55,000) versus the same period in 2011.

Depreciation and amortization was $56,000 for the third quarter of 2011 as compared to $59,000 for 2010.

Total operating expenses for the third quarter of 2011 were $2,825,000 as compared to total operating expenses of $2,423,000 for 2010, an increase of $402,000 for the reasons listed above.

Interest and miscellaneous income was $1,283,000 for the third quarter of 2011 as compared to $38,000 for 2010, an increase of $1,245,000. Miscellaneous income was $1,282,000 higher in 2011 due to negotiated payables and write-off of other accounts payable. Interest income is comparable to the same period in 2010.

Interest and other expense was $237,000 for the third quarter of 2011 as compared to $152,000 in 2010, an increase of $85,000. The increase in interest and other expense was due to additional interest that was accrued on the long-term notes due to an increase in the interest rate of the note.

We recorded a gain related to warrants classified as derivative liabilities of $1,138,000 for the third quarter of 2011 as compared to a gain of $146,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $50,000 for the third quarter of 2011 and $10,455,000 for 2010. The derivative was recorded for the first time in the third quarter of 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $447,000 were accrued for the third quarter of 2011 and $452,000 for 2010, a decrease of $5,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the third quarter of 2011 was $97,000, or a $0.00 basic and diluted loss per common share, compared with net loss of $13,171,000, or a $0.83 basic and diluted loss per common share for the same period in 2010, a decreased loss of $13,074,000.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Our licensing revenue for the first nine months of 2011 was $1,110,000 as compared to $281,000 for 2010. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the third quarter 2011, we regained licenses from our former Korean partner for ProLindac and MuGard and recognized all of the previously received license fees ($849,000) that were recorded in deferred revenue.

Sponsored research and development revenues were $30,000 for the first nine months of 2011 with no revenues for the same period of 2010. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

We recorded royalty revenue for MuGard in Europe of $64,000 for the first nine months of 2011 as compared to $53,000 for 2010, an increase of $11,000.

Product sales of MuGard in the United States totaled $138,000 for the first nine months of 2011 with no revenues for the same period of 2010. Our first sales were recorded in the fourth quarter of 2010.

Total research and development spending for the first nine months of 2011 was $3,243,000, as compared to $2,718,000 for 2010, an increase of $525,000. The increase in expenses was primarily due to:

•	increased clinical development with trials for ProLindac, MuGard and Thiarabine ($700,000);
•	increased salary and related costs due to new employees ($238,000);
•	other net increases in research spending ($87,000).
•	decreased stock compensation expense for lower expense of option grants for research and development employees ($239,000);
•	lower external development expenses for ProLindac ($145,000). The product was made in 2010 and is used in the clinical trials ongoing this year; and
•	decreased internal lab costs ($116,000).

Product costs for MuGard in the United States were $812,000 for the first nine months of 2011 with no product costs for the same period in 2010. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $3,297,000 for the first quarter of 2011, a decrease of $19,000 compared to the same period in 2010 of $3,316,000. The decrease in expenses was due primarily to the following:

•	decreased general business consulting expenses due to the higher use of outside consultants in 2010 ($305,000) versus the same period in 2011;
•	decreased patent and license fees ($96,000);
•	decreased net other general and administrative expenses ($3,000);
•	increased stock compensation expense due to higher expense of option grants for general and administrative employees and directors ($169,000);
•	increased salary and related costs ($156,000); and
•	increased rent expenses ($98,000) due to additional office space.

Depreciation and amortization was $176,000 for the first nine months of 2011 as compared to $179,000 for 2010.

Total operating expenses for the first nine months of 2011 were $7,528,000 as compared to total operating expenses of $6,213,000 for 2010, an increase of $1,315,000 for the reasons listed above.

Interest and miscellaneous income was $1,291,000 for the first nine months of 2011 as compared to $554,000 for 2010, an increase of $737,000. Miscellaneous income was $738,000 higher in 2011 due to negotiated payables and write-off of other accounts payable. Interest income is comparable to the same period in 2010.

Interest and other expense was $760,000 for the first nine months of 2011 as compared to $444,000 in 2010, an increase of $316,000. The increase in interest and other expense was due to additional interest that was accrued on the long-term notes due to an increase in the interest rate of the note.

We recorded a gain related to warrants classified as derivative liabilities of $3,312,000 for the first nine months of 2011 as compared to $6,384,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $470,000 for the first nine months of 2011 and $10,455,000 for 2010. The derivative was recorded for the first time in the third quarter of 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $1,327,000 were accrued for the first nine months of 2011 and $1,340,000 for 2010, a decrease of $13,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first nine months of 2011 was $4,140,000, or a $0.21 basic and diluted loss per common share, compared with net loss of $11,180,000, or a $0.73 basic and diluted loss per common share for the same period in 2010, a decreased loss of $7,040,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2011. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2011, we issued 5,000 shares of our common stock to a consultant as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In August 2011, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended

In July 2011, we issued 105,000 shares of our common stock to several consultants as payment for their consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of September 30, 2011, dividends payable in the aggregate amount of $5,966,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of September 30, 2011, the Securities and Exchange Commission had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of September 30, 2011, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

ACCESS PHARMACEUTICALS, INC.

Date:	November 14, 2011	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Inventory Prepaid expenses and other current assets	$ 1,348,000 119,000 192,000 27,000	$ 7,033,000 1,018,000 - 70,000
Total current assets	1,686,000	8,121,000
Property and equipment, net	55,000	32,000
Patents, net	415,000	574,000
Other assets	64,000	44,000
Total assets	$ 2,220,000	$ 8,771,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Convertible debt, current portion Current portion of deferred revenue	$ 1,629,000 857,000 5,966,000 30,000 5,500,000 285,000	$ 2,984,000 857,000 4,443,000 126,000 5,500,000 347,000
Total current liabilities	14,267,000	14,257,000
Derivative liability - warrants Derivative liability - preferred stock	1,775,000 6,310,000	5,087,000 5,840,000
Long-term deferred revenue	3,335,000	4,382,000
Total liabilities	25,687,000	29,566,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,958.3617 shares issued at September 30,
2011 and 2,978.3617 shares issued at December 31, 2010
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 19,517,296 at September 30, 2011 and 19,115,010 at
     December 31, 2010
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 195,000 231,617,000 (4,000) (255,275,000)	- 191,000 230,153,000 (4,000) (251,135,000)
Total stockholders' deficit	(23,467,000)	(20,795,000)
Total liabilities and stockholders' deficit	$ 2,220,000	$ 8,771,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

Three months ended September 30,	Nine months ended September 30,

	2011	2010	2011	2010
Revenues
License revenues	$936,000	$107,000	$1,110,000	$281,000
Sponsored research and development	-	-	30,000	-
Royalties	23,000	20,000	64,000	53,000
Product sales	82,000	-	138,000	-
Total revenues	1,041,000	127,000	1,342,000	334,000

Expenses
Research and development	1,063,000	1,199,000	3,243,000	2,718,000
Product costs	454,000	-	812,000	-
General and administrative	1,252,000	1,165,000	3,297,000	3,316,000
Depreciation and amortization	56,000	59,000	176,000	179,000
Total expenses	2,825,000	2,423,000	7,528,000	6,213,000

Loss from operations	(1,784,000)	(2,296,000)	(6,186,000)	(5,879,000)

Interest and miscellaneous income	1,283,000	38,000	1,291,000	554,000
Interest and other expense	(237,000)	(152,000)	(760,000)	(444,000)
Gain on change in fair value of derivative - warrants	1,138,000	146,000	3,312,000	6,384,000
Loss on change in fair value of derivative - preferred stock	(50,000)	(10,455,000)	(470,000)	(10,455,000)
	2,134,000	(10,423,000)	3,373,000	(3,961,000)
Net income (loss)	350,000	(12,719,000)	(2,813,000)	(9,840,000)

Less preferred stock dividends	447,000	452,000	1,327,000	1,340,000
Net loss allocable to common stockholders	$(97,000)	$(13,171,000)	$(4,140,000)	$(11,180,000)

Basic/diluted net loss per common share
Net loss allocable to common stockholders	$(0.00)	$(0.83)	$(0.21)	$(0.73)

Weighted average basic and diluted common shares outstanding	19,503,383	15,774,273	19,378,579	15,337,453

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
					Additional
					paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	capital	stock	defict

Balance December 31, 2010	19,115,000	$191,000	2,978.3617	$-	$230,153,000	$(4,000)	$(251,135,000)
Restricted common stock issued for services	21,000	-	-	-	50,000	-	-
Common stock issued for services	85,000	1,000	-	-	195,000	-	-
Preferred stock converted into common stock	78,000	1,000	(20.0000)	-	-	-	-
Common stock issued for preferred dividends	1,000	-	-	-	-	-	-
Stock option compensation expense	-	-	-	-	181,000	-	-
Preferred dividends	-	-	-	-	-	-	(438,000)
Net loss	-	-	-	-	-	-	(1,899,000)
Balance at March 31, 2011	19,300,000	$193,000	2,958.3617	$-	$230,579,000	$(4,000)	$(253,472,000)
Restricted common stock issued for services	75,000	1,000	-	-	165,000	-	-
Common stock issued for services	21,000	-	-	-	46,000	-	-
Warrants issued for services	-	-	-	-	17,000	-	-
Stock option compensation expense	-	-	-	-	242,000	-	-
Preferred dividends	-	-	-	-	-	-	(442,000)
Net loss	-	-	-	-	-	-	(1,264,000)
Balance at June 30, 2011	19,396,000	$194,000	2,958.3617	$-	$231,049,000	$(4,000)	$(255,178,000)

Restricted common stock issued for services	100,000	1,000	-	-	210,000	-	-
Common stock issued for services	21,000	-	-	-	14,000	-	-
Stock option compensation expense	-	-	-	-	344,000	-	-
Preferred dividends	-	-	-	-	-	-	(447,000)
Net income	-	-	-	-	-	-	350,000
Balance at September 30, 2011	19,517,000	$195,000	2,958.3617	$-	$231,617,000	$(4,000)	$(255,275,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,813,000)	$(9,840,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on change in fair value of derivative - warrants	(3,312,000)	(6,384,000)
Loss on change in fair value of derivative - preferred stock	470,000	10,455,000
Gain on write-off and negotiated accounts payable	(1,282,000)	(509,000)
Depreciation and amortization	176,000	179,000
Stock option compensation expense	767,000	838,000
Stock and warrants issued for services	700,000	556,000
Change in operating assets and liabilities:
Receivables	899,000	(4,000)
Inventory	(192,000)	-
Prepaid expenses and other current assets	43,000	13,000
Other assets	(20,000)	12,000
Accounts payable and accrued expenses	(73,000)	(202,000)
Dividends payable	197,000	119,000
Accrued interest payable	(96,000)	(117,000)
Deferred revenue	(1,109,000)	(260,000)
Net cash used in operating activities	(5,645,000)	(5,144,000)

Cash flows from investing activities:
Capital expenditures	(40,000)	(7,000)
Net cash used in investing activities	(40,000)	(7,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	192,000
Proceeds from common stock issuances, net of costs	-	5,848,000
Net cash provided by financing activities	-	6,040,000

Net increase (decrease) in cash and cash equivalents	(5,685,000)	889,000
Cash and cash equivalents at beginning of period	7,033,000	607,000
Cash and cash equivalents at end of period	$1,348,000	$1,496,000

Supplemental cash flow information:
Cash paid for interest	$660,000	$440,000

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	1,000	282,000
Preferred stock dividends in dividends payable	$1,327,000	$1,340,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(unaudited)

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statements of stockholders deficit for the three and nine months ended September 30, 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2010 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q. On November 10, 2011, we closed the sale of approximately 3.71 million shares of our common stock and warrants to purchase 3.71 million shares of our common stock for gross proceeds of approximately $5.39 million. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2011		December 31, 2010
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 2,209	$ 2,624	$ 2,050

Amortization expense related to intangible assets totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2011 and totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2010. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2011 is as follows (in thousands):

2011	$53
2012	82
2013	44
2014	44
2015	44
over 5 years	148

Total	$415

(3)	Notes Payable

As of September 30, 2011, we had one convertible note outstanding in the principal amount of $5.5 million. One half of the note ($2.75 million) is due November 17, 2011, five days after the closing of our equity financing and the remaining $2.75 million under the note is due on September 13, 2012.

(4)	Liquidity

The Company generated net loss allocable to common stockholders of $4,140,000 for the nine months ended September 30, 2011 and a loss of $9,328,000 for the year ended December 31, 2010. At September 30, 2011, our working capital deficit was $12,581,000. As of September 30, 2011, we had one convertible note outstanding in the principal amount of $5.5 million. One half of the note ($2.75 million) is due November 16, 2011, five days after the closing of our equity financing and the remaining $2.75 million under the note is due on September 13, 2012. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected burn rate into the third quarter of 2012. On November 10, 2011, we closed the sale of approximately 3.71 million shares of our common stock and warrants to purchase 3.71 million shares of our common stock for gross proceeds of approximately $5.39 million. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(5)	Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized below:

(in thousands)
Description	As of September 30, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$1,775	$-	$1,775	$-	$3,312
preferred stock	$6,310	$-	$-	$6,310	$(470)

(in thousands)
Description	As of December 31, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$5,087	$-	$5,087	$-	$4,621
preferred stock	$5,840	$-	$-	$5,840	$(5,840)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at September 30, 2011 and December 31, 2010, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(6)	Stock Based Compensation

For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of $344,000 and $767,000. For the three and nine months ended September 30, 2010 we recognized stock-based compensation expense of $284,000 and $838,000.

The following table summarizes stock-based compensation for the three months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,

	2011	2010	2011	2010
Research and development	$124,000	$210,000	$336,000	$575,000
General and administrative	220,000	74,000	431,000	263,000
Stock-based compensation expense	$344,000	$284,000	$767,000	$838,000
included in operating expense

For the three and nine months ended September 30, 2011 we granted 0 and 575,000 stock options, respectively. For the three and nine months ended September 30, 2010 we granted 0 and 640,000 stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the 2011 and 2010 first nine months grants are as follows:

	9/30/11	9/30/10
Expected life(b)	6.04 yrs	5.7 yrs
Risk free interest rate	2.0%	2.3%
Expected volatility(a)	119%	123%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(7)           Subsequent Events (Unaudited)

On November 10, 2011, we closed the sale of approximately 3.71 million shares of our common stock and warrants to purchase 3.71 million shares of our common stock for gross proceeds of approximately $5.39 million. We sold the shares and warrants for $1.45 per unit (each consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at $1.67 per whole share exercisable for two and one half years and a warrant to purchase 0.5 of a share of common stock at $2.00 per whole share exercisable for five years).