Form 10-K
period 2011-12-31
ACCESS PHARMACEUTICALS INC
filed 2012-03-23
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0221517 (I.R.S. Employer Identification No.)
2600 Stemmons Freeway, Suite 176, Dallas, TX (Address of principal executive offices)	75207 (Zip Code)
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o  No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2011, was approximately $39,542,000.

The number of shares outstanding of the registrant’s common stock as of March 23, 2012 was 24,134,536 shares. Also outstanding at March 23, 2012 were 2,938.3617 shares of Series A Cumulative Convertible Preferred Stock convertible into 20,264,551 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Business

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product, two products at Phase 2 of clinical development and several products in pre-clinical development. Low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaboration arrangements. Certain of our development programs are dependent upon our ability to secure approved funding for such projects.

·
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has also been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our China partners have received an acceptance letter from the State Food and Drug Administration of the Peoples Republic of China which provides marketing approval in China.

·
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We initiated a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010. This multi-center study of up to 25 evaluable patients is being conducted in France. A second combination study was initiated in the fourth quarter of 2011 combining ProLindac with gemcitabine for the treatment of cholangiocarcinoma. Clinical studies of other indications including liver, colorectal and ovarian cancer are under consideration by Jiangsu Aosaikang Pharmaceutical Co., Ltd, our licensee for ProLindac in China. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has had annual sales in excess of $2.0 billion.

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

·
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of a number of peptides and RNAi therapeutics. We have signed agreements with with several companies regarding the sponsored development of CobOral drug delivery formulations of proprietary and non-proprietary actives and are in discussion with several other companies.

·
CobaCyte®-mediated targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues.

Products and Product Candidates

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio
Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Launched U.S. and EU Regulatory Approval China
ProLindacTM (Polymer Platinate, AP5346) (2)	Access / Univ of London	Synthetic polymer	Cancer	Phase 2
Thiarabine (4-thio Ara-C) (3)	Southern Research Institute	Small molecule	Cancer	Phase 1/2
Oral Insulin	Access	Cobalamin	Diabetes	Pre-clinical
CobOral® Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte®-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

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

In August 2007 we signed a definitive licensing agreement with SpePharm Holding, B.V. under which SpePharm is to market MuGard in Europe. MuGard sales started in Europe in the second quarter of 2009. In January 2008, we signed a definitive licensing agreement with RHEI Pharmaceuticals, Inc., which was later sub-licensed to Jian An Pharmaceutical Ltd, under which Jian An will market MuGard in China and other Southeast Asian countries.

On July 29, 2009, we took control of the North American rights to MuGard from a previous partner which had not received required funding to launch the product in the U.S.  In addition, we announced that we are evaluating strategic options for the commercialization of MuGard in North America. Mr. Frank Jacobucci joined Access, as Vice President, Sales and Marketing, to assist with ongoing reimbursement, manufacturing and commercial launch activities, while discussions with potential licensee and co-promotion partners are ongoing. Also, in 2011, Mr. Anthony Mattola joined Access, as Vice President, Managed Care and Market Access, to assist with managed care, and ongoing reimbursement activities.

On September 11, 2009, we announced the appointment of Accupac, Inc. as our U.S. manufacturer for MuGard.

Current Status of MuGard
We launched MuGard in the U.S. in the fourth quarter of 2010. MuGard has been launched in Germany, Italy, UK, Greece and the Nordic countries by our European commercial partner, SpePharm. Our partners in China have received registration and marketing approvals.

Access initiated a new clinical study of the safety and effectiveness of MuGard in the first quarter of 2011. Accrual into this study is ongoing. The study is a controlled, randomized, double-blinded trial of MuGard with a standard treatment for mucositis as a comparator in patients receiving chemoradiation for head and neck cancer. Interim results are expected to be announced in mid-2012.

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

Oxaliplatin, a compound of DACH platinum, is a chemotherapeutic which was initially approved in Europe in 1999 for the treatment of colorectal cancer. It is now also being marketed worldwide and generated sales in excess of $2 billion in 2008. Carboplatin and Cisplatin, two other approved platinum chemotherapy drugs, are not indicated for the treatment of metastatic colorectal cancer. Oxaliplatin, in combination with 5-flurouracil and leucovorin (folinic acid) (known as the FOLFOX regime) is indicated for the first-line treatment of metastatic colorectal cancer in Europe and the U.S. The colorectal cancer market is a significant opportunity as there are over 940,000 reported new cases annually worldwide, increasing at a rate of approximately three percent per year, and 500,000 deaths.

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual worldwide sales in excess of $2.7 billion in 2006. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug development goal therefore is to enhance delivery of the active drug to the tumor and minimize the amount of active drug affecting normal organs in the body.

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

On January 7, 2010, based on the results of the monotherapy trials we announced the initiation of a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients. This study is the first to look at the safety and efficacy of ProLindac in combination with other oncology agents. As seen with oxaliplatin, the efficacy of Diamino Cyclohexane (DACH) Platinum, the active principle in ProLindac, is evidenced mainly through their synergic association with multiple anticancer agents. The choice of Paclitaxel and ovarian cancer as the potential first NDA strategic choice to be explored is based on the results of the Paclitaxel/Oxaliplatin combination in the same clinical setting. This multi-center study of up to 25 evaluable patients is being conducted in Europe. The efficacy endpoint goal is to achieve a minimum of 63% response rate in the total of 25 evaluable patients the study is planning to accrue on a two-step design. We initiated this study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010. The company commenced a second combination trial, examining the combination of ProLindac and gemcitabine in cholangiocarcinoma patients, in the fourth quarter of 2011. This study has a similar design to that of the ProLindac/paclitaxel study, and is also being conducted in Europe.

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

Current Status of Thiarabine
We believe the results seen for Thiarabine in leukemia and lymphoma preclinical models and the lymphopenia observed in clinical studies provides a strong rationale for further investigation of Thiarabine in leukemia and lymphoma patients. We are working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston. A Phase 2 clinical trial in adult AML, ALL and other indications is underway at MD Anderson examining the safety and efficacy of Thiarabine using two different dose regimens with dose escalation. We also plan further Thiarabine clinical studies subject to funding or partnering.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required to obtain regulatory approval to conduct clinical trials. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase 1 and Phase 2 studies are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advanced phases of this process conducted by a development partner. We expect to engage a contract research organization to perform Phase 3 clinical studies.

We contract with third party contract research organizations to complete our large clinical trials and for data management of all of our clinical trials. Currently, we are preparing for two Phase 2 ProLindac trials to be completed by our licensees in China. Our licensees are funding these trials. We are also conducting an additional Phase 2 clinical study in France. Our licensees for MuGard are planning additional clinical studies to strengthen marketing claims.

With all of our product development candidates, we cannot assure you that the results of the in vitro or animal studies are or will be indicative of the results that will be obtained if and when these product candidates are tested in humans. We cannot assure you that any of these projects will be successfully completed or that regulatory approval of any product will be obtained.

We expended approximately $4,200,000 and $3,349,000 on research and development during the years 2011 and 2010, respectively.

Scientific Background

We possess a broad range of technologies and intellectual property in the areas of drug delivery and oncology. Our core technologies rely on the use of nanopolymers for use in the management of oral conditions such as mucositis, and in drug delivery. In addition, we have small molecule, peptide, protein, and oligonucleotide programs which also embody the principals of drug delivery and drug targeting.

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

Core Drug Delivery Technology Platforms and Technologies

Our current drug delivery technology platforms for use in cancer chemotherapy are:
·	Synthetic Polymer Targeted Drug Delivery Technology;
·	CobOral®-Mediated Oral Delivery Technology; and
·	CobaCyte®-Mediated Targeted Delivery Technology.

 Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

Our technology originally came from a collaboration with The School of Pharmacy, University of London, and we developed a synthetic polymer technology, which utilizes a hydroxypropylmethacrylamide (HPMA) polymer with platinum, designed to exploit enhanced permeability and retention effect, or EPR, at tumor sites to selectively accumulate drug and control drug release. This technology is employed in our lead clinical program, ProLindac. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. The increased tumor uptake of macromolecules and decreased clearance are the main elements of EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, a polymer therapeutic which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Utilizing the principles of prodrugs, the drug is essentially inert while attached to the polymer, but is released inside the tumor mass while polymer/drug not delivered to tumors is cleared from the body via the kidneys. For example, ProLindac is attached to a pH-sensitive linker which releases the platinum cytotoxic agent much faster in the low pH environments found typically outside of hypoxic tumor cells and within specific compartments inside of tumor cells. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

CobOral®-Mediated Oral Delivery Technology

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

CobaCyte®-Mediated Targeted Delivery Technology

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

Examples of active targeting fragments include antibodies, growth factors and vitamins. Our scientists have specifically focused on using CobaCyte compounds (analogs of vitamin B12), but we have also used and have certain intellectual property protection for the use of  folate and biotin in combination with vitamin B12 which may more effectively target anti-cancer drugs to certain solid tumors.

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

Current Status of CobOral and CobaCyte
Access has ongoing collaborations with several companies to examine the application of Access' vitamin B12 drug delivery technologies for oral and targeted delivery of actives. These collaborations are focused on improved peptide delivery in the treatment of diabetes and cancer, and in the delivery of RNAi therapeutics to specific target genes

Recent Developments

On March 5, 2012, we announced that our MuGard partner in China, Rhei Pharmaceuticals HK LTtd., received regulatory and marketing approval for MuGard from the State Food and Drug Administration to treat oral mucositis in cancer patients. Manufacturing will commence shortly in the United States to meet the demand created by Jian An, Rhei’s sales and marketing partner in China.

On February 16, 2012, we announced that Children’s Hospital of Colorado has added MuGard to its hospital pharmacy formulary. Children and young adults undergoing cancer treatment will now have direct access to MuGard from the first day of cancer treatment to manage oral mucositis, characterized by inflammation and erythema or ulcerations throughout the oral mucosa.

Other Key Developments

On November 30, 2011, we closed the sale of approximately 575,000 shares of our common stock and warrants to purchase 575,000 shares of our common stock for gross proceeds of approximately $834,000. We sold the shares and warrants for $1.45 per unit (each consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at an exercise price of $1.67 per whole share exercisable for two and one half years and a warrant to purchase 0.5 of a share of common stock at an exercise price of $2.00 per whole share exercisable for five years).

On November 17, 2011, we paid $2.75 million of a secured promissory note. The remaining $2.75 million of the secured promissory note is due September 13, 2012.

On November 10, 2011, we closed the sale of approximately 3.71 million shares of our common stock and warrants to purchase 3.71 million shares of our common stock for gross proceeds of approximately $5.39 million. We sold the shares and warrants for $1.45 per unit (each consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at an exercise price of $1.67 per whole share exercisable for two and one half years and a warrant to purchase 0.5 of a share of common stock at an exercise price of $2.00 per whole share exercisable for five years).

On November 9, 2011, we announced we entered into an agreement with a pharmaceutical company in the RNAi industry to exploit our CobaCyte and CobOral technology for the delivery of RNAi therapeutics. We will provide the pharmaceutical company with CobOral and CobaCyte siRNA formulation for evaluation of gene knockdown following oral and intravenous administration. Any successful formulation developed will be jointly owned by the parties and subject to a subsequent full licensing agreement.

In various news releases over the past quarter we announced that MuGard has received reimbursement from many networks of leading insurance and pharmacy benefit managers throughout the U.S., including Aetna, Amerigroup, several state Anthem plans, Assurant Health, several Blue Cross Blue Shield state plans, Cigna, Express-Scripts, Harvard Pilgrim, Humana, Keystone, Tricare, United Healthcare, Wellspan Plus. Reimbursement coverage for MuGard is now available with standard pharmacy benefit copayment. Placement in pharmacy benefit plans will assist in driving increased reimbursement coverage in MuGard.

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

On July 12, 2011, we announced that we signed an agreement to restructure the outstanding $5.5 million senior promissory note. The agreement provided for an extension of 50% of the note ($2.75 million) until September 13, 2012, and requires the payment of $2.75 million upon the closing of an equity financing by the Company which payment was made in November 2011, as described above. The amendments provided the note holder with a security interest in certain of our assets and required an interest payment on August 15, 2011, which was paid.

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

For our mucoadhesive liquid technology, two U.S. patents have issued, one European patent has been granted and one European patent application is under review. The European patent has issued in 19 European countries. Patents have also been granted, or are under review, in several other major territories worldwide. Our mucoadhesive liquid technology patents and applications cover a range of products for a variety of diseases and conditions affecting the oral cavity, including the management of the various phases of mucositis.

Five U.S. patents and two European patents were issued and two European patent applications are pending for polymer platinum compounds. The patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

Thiarabine is subject to two process patents that expire in 2018, one use patent that expires in 2019, as well an additional patent which expires in 2027.

We have two patented CobaCyte/CobOral-mediated targeted therapeutic technologies:

·
the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders with two U.S. patents and several U.S. and worldwide patent applications; and

·
oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation with six U.S. patents and two European patents and several U.S. and worldwide patent applications.

We also have intellectual property in connection with the use of other B vitamins, folic acid and biotin, used in conjunction with vitamin B12 for targeting of nanoparticles and polymer therapeutics. Enhanced tumor delivery is achieved by targeting folate receptors, which are upregulated in certain tumor types.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

·	Mucoadhesive technology in 2030,
·	ProLindac™ in 2021,
·	Thiarabine in 2018, and
·	CobaCyte/CobOral mediated technology between 2012 and 2030.

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

ActoGeniX N.V., Avaxia Biologics, Inc, BioAlliance Pharma S.A., Camurus AB, EUSA Pharma, NephRx, PolyMedix, Inc., SciClone Pharmaceuticals, Inc. and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology. Products which are marketed to treat mucositis are Caphosol by EUSA Pharma and Kepivance by Biovitrum.

The following products may compete with polymer platinate:

•	Cisplatin, marketed by Bristol-Myers Squibb, the originator of the drug, and several generic manufacturers;
•	Carboplatin, marketed by Bristol-Myers Squibb in the US; and several generic manufacturers, and
•	Oxaliplatin, marketed by exclusively Sanofi-Aventis and several generic manufacturers.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

•	Regulon is developing liposomal platinum formulations;
•	Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
•	Daiichi, Mersana Therapeutics, Nektar Therapeutics, Vivamer, Serina Therapeutics, SynDevRx, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems.

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

Employees

As of March 23, 2012, we had fourteen full-time employees, four of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $255.4 million through December 31, 2011. Net losses allocable to common stockholders for the years ended 2011 and 2010 were $4.3 million and $9.3 million, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the year ended December 31, 2011 was approximately $602,000 per month. We project our net cash burn rate from operations for the next twelve months to be approximately $469,000 per month. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements into the third quarter of 2012. We are a party to a $2.75 million secured promissory note due on September 13, 2012. If we are unable to extend this note we may not have sufficient capital to continue our operations. We will need to raise substantial additional capital to support our ongoing operations.

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

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

·	some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
·	our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;
·	it may be difficult to manufacture or market our drug candidates on a large scale;
·	proprietary rights of third parties may preclude us from marketing our drug candidates; and
·	third parties may market superior or equivalent drugs.

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

As a result of our acquisition of MacroChem Corporation, we obtained rights to some product candidates through license agreements with various third party licensors. The main third party licensor is for the License Agreement, dated as of August 8, 2007, by and between Virium Pharmaceuticals, Inc. (a predecessor in interest to Access) and Southern Research Institute.

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

Lower prices for pharmaceutical products may result from:

·	third-party payers' increasing challenges to the prices charged for medical products and services;

·
the trend toward managed health care in the U.S. and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

·	legislative proposals to reform healthcare or reduce government insurance programs.

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

We will be required to pay liquidated damages to certain investors if we do not maintain an effective registration statement relating to common stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock, upon exercise of certain warrants or the issuance of certain dividends.

Pursuant to issuing Series A Cumulative Convertible Preferred Stock and warrants, we entered into an Investor Rights Agreement with the purchasers of Series A Cumulative Convertible Preferred Stock.  The Investor Rights Agreement requires, among other things, that we maintain an effective registration statement for common stock issuable upon conversion of Series A Cumulative Convertible Preferred Stock or upon exercise of certain warrants.  We have failed to maintain such an effective registration statement and, as a result, we will be required to pay liquidated damages to certain holders of such Series A Cumulative Convertible Preferred Stock and warrants for the period of time in which an effective registration statement was not in place.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares we may issue or be obligated to issue in the future. Substantially all of the shares of our common stock that were outstanding as of March 23, 2012, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

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

Risks related to our common stock

We have a secured promissory note outstanding in the principle amount of $2,750,000 which is due on September 13, 2012 and which we may be unable to repay at maturity.

We have a secured promissory note outstanding to a high net worth individual in the principle amount of $2.75 million which is due and payable by us on September 13, 2012. This secured promissory note accrues interest at the annual rate of 12.0%. We may not have the funds to repay the holder of the secured promissory note at maturity which would result in our defaulting under the note. If this occurs, the holder of the note would have rights senior to those of our stockholders.

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

If we issue certain shares of our common stock or common stock equivalents at a price below $1.45 per share, the exercise price of certain of our outstanding warrants will be automatically lowered to the common stock issue price.

Certain of our warrants contain a price protection mechanisms in which the exercise price of these the warrants will automatically be lowered in the event we issue certain shares of our common stock for a price less than $1.45 per share.

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

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates; Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.); and Lake End Capital LLC each beneficially owned approximately 44.1%, 8.6% and 5.6%, respectively, of our common stock on an as converted basis as of March 23, 2012. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2.  PROPERTIES

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas. We have a lease agreement for the facility, which terminates in December 2012. Adjacent space may be available for expansion which we believe would accommodate growth for the foreseeable future.

We also maintain approximately 2,000 square feet of business office suites for administrative offices in New York, New York. We have a lease agreement for the facility, which terminates in August 2012.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Jeffrey B. Davis, 48 has been our Chief Executive Officer since December 26, 2007. Previously, Mr. Davis was Chairman of the Board, member of the Executive Committee and a Chairman of the Compensation Committee of the Board. Mr. Davis currently serves as President of SCO Financial Group LLC. Previously, Mr. Davis served in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of Uluru, Inc.

David P. Nowotnik, Ph.D., 63, has been Senior Vice President Research and Development since January 2003 and was Vice President Research and Development from 1998 until 2003. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Stephen B. Thompson, 58, has been a Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
    AND ISSURER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ACCP since June 5, 2006.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2011 and 2010. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2011
First quarter	$2.59	$1.95
Second quarter	2.30	1.75
Third quarter	2.45	1.74
Fourth quarter	1.90	1.32

Fiscal Year Ended December 31, 2010
First quarter	$3.29	$2.44
Second quarter	2.80	1.96
Third quarter	2.20	1.80
Fourth quarter	3.29	2.15

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

The number of record holders of our common stock at March 23, 2012 was approximately 7,000. On March 21, 2012, the closing price for the common stock as quoted on the OTCBB was $0.98. There were 24,134,536 shares of common stock outstanding at March 23, 2012.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column)
	(a)	(b)	(c)

Equity compensation plans
approved by security
holders:
2005 Equity Incentive Plan	2,266,784	$2.17	1,787,929
1995 Stock Awards Plan	57,500	16.58	-

Equity compensation plans
not approved by security
holders:
2007 Special Stock Option Plan	-	-	450,000
Total	2,324,284	$2.53	2,237,929

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

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We,” “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product, two products in Phase 2 of clinical development and several products in pre-clinical development.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Our licensing revenue for the year ended December 31, 2011 was $1,181,000 as compared to $347,000 for the same period of 2010, an increase of $834,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the third quarter 2011, we regained licenses from our former Korean partner for ProLindac and MuGard and recognized all of the previously received license fees ($849,000) that were recorded in deferred revenue.

Product sales of MuGard in the United States totaled $548,000 for the year ended December 31, 2011 as compared with $8,000 for the same period of 2010, an increase of $540,000. Our first sales were recorded in the fourth quarter of 2010.

We recorded royalty revenue for MuGard in Europe of $89,000 for the year ended December 31, 2011 as compared to $76,000 for the same period of 2010, an increase of $13,000.

Sponsored research and development revenues were $30,000 for the year ended December 31, 2011 as compared to $50,000 for the same period of 2010, a decrease of $20,000. The revenues in 2011 and 2010 are for research various collaborations on our CobOral and CobaCyte projects.

Total research and development spending for the year ended December 31, 2011 was $4,200,000, as compared to $3,349,000 for the same period of 2010, an increase of $851,000. The increase in expenses was primarily due to:

·	increased clinical development with trials for ProLindac, MuGard and Thiarabine ($610,000);
·	increased salary and related costs due to new employees ($357,000);
·	increased external lab costs for CobOral and CobaCyte ($152,000)
·	other net increases in research spending ($76,000).
·	decreased stock compensation expense for lower expense of option grants for research and development employees ($194,000); and
·	lower external development expenses for ProLindac ($150,000). The product was made in 2010 and is used in the clinical trials ongoing this year.

Product costs for MuGard in the United States were $1,216,000 for the year ended December 31, 2011 as compared to $140,000 for the same period in 2010, an increase of $1,076,000. MuGard was launched in the fourth quarter of 2010.

Total general and administrative expenses were $4,075,000 for the year ended December 31, 2011, a decrease of $436,000 compared to the same period in 2010 of $4,511,000. The decrease in expenses was due primarily to the following:

·	decreased general business consulting expenses due to the higher use of outside consultants in 2010 ($967,000) versus the same period in 2011;
·	decreased patent and license fees ($77,000);
·	decreased net other general and administrative expenses ($23,000);

·	increased salary and related costs ($262,000);
·	increased stock compensation expense due to higher expense of option grants for general and administrative employees and directors ($246,000); and
·	increased rent expenses ($123,000) due to additional office space.

Depreciation and amortization was $233,000 for the year ended December 31, 2011 as compared to $238,000 for the same period in 2010.

Total operating expenses for the year ended December 31, 2011 were $9,727,000 as compared to total operating expenses of $8,238,000 for the same period of 2010, an increase of $1,489,000 for the reasons listed above.

Interest and miscellaneous income was $1,334,000 for the year ended December 31, 2011 as compared to $2,046,000 for the same period of 2010, a decrease of $712,000. In 2010, we recorded miscellaneous income for one time grants of $1,479,000 from Qualifying Therapeutic Discovery Project Grants from the United States. Miscellaneous income was $804,000 in 2011 due to negotiated payables and write-off of other accounts payable and offset by $37,000 of other miscellaneous income. Interest income is comparable to the same period in 2010.

Interest and other expense was $963,000 for the year ended December 31, 2011 as compared to $607,000 in the same period of 2010, an increase of $356,000. The increase in interest and other expense was due to additional interest that was accrued on the long-term notes due to an increase in the interest rate of the note.

We recorded a gain related to warrants classified as derivative liabilities of $3,580,000 for the year ended December 31, 2011 as compared to $4,621,000 for the same period of 2010. A derivative for warrants was recorded in the fourth quarter of 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a gain for the derivative liability related to preferred stock of $1,410,000 for the year ended December 31, 2011 and a loss of $5,840,000 for the same period of 2010. The derivative was recorded for the first time in the third quarter of 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $1,774,000 were accrued for the year ended December 31, 2011 and $1,791,000 for the same period of 2010, a decrease of $17,000. The decrease is due to some preferred shareholders converting their ownership to common stock. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the year ended December 31, 2011 was $4,306,000, or a $0.22 basic and diluted loss per common share, compared with net loss of $9,328,000, or a $0.60 basic and diluted loss per common share for the same period in 2010, a decreased loss of $5,022,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the year ended December 31, 2011. As of December 31, 2011, our cash and cash equivalents were $2,460,000 and our net cash burn rate for the year ended December 31, 2011, was approximately $602,000 per month. As of December 31, 2011, our working capital deficit was $8,877,000. Our working capital deficit at December 31, 2011 represented an increase of $2,741,000 as compared to our working capital deficit as of December 31, 2010 of $6,136,000. The increase in the working capital deficit at December 31, 2011 reflects twelve months of net operating costs, repayment of $2.75 million of the outstanding loan offset by $5,826,000 net proceeds from the November 2011 private placement. As of December 31, 2011, we had one secured promissory note outstanding in the principal amount of $2.75 million that is due on September 13, 2012.

As of March 23, 2012, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2011 of $255,441,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:
·	the successful development and commercialization of ProLindac™, MuGard™ and our other product candidates;
·	the ability to convert, repay or restructure our outstanding convertible note and debentures;
·	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
·	continued scientific progress in our research and development programs;
·	the magnitude, scope and results of preclinical testing and clinical trials;
·	the costs involved in filing, prosecuting and enforcing patent claims;
·	the costs involved in conducting clinical trials;
·	competing technological developments;
·	the cost of manufacturing and scale-up;
·	the ability to establish and maintain effective commercialization arrangements and activities; and
·	successful regulatory filings.

We have devoted substantially all of our efforts and resources to research and development conducted on our own behalf. The following table summarizes research and development spending by project category, which spending includes, but is not limited to, payroll and personnel expense, lab supplies, preclinical expense, development cost, clinical trial expense, outside manufacturing expense and consulting expense:

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2011	2010
Polymer Platinate (ProLindac™)	$2,239	$2,697	$33,062
Mucoadhesive Liquid Technology (MLT)	1,310	329	3,257
Others (2)	651	323	6,411
Total	$4,200	$3,349	$42,730

(1)	Cumulative spending from inception of the Company or project through December 31, 2011.
(2)	Includes: CobOral, CobaCyte, Thiarabine and other projects.

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

We do not believe inflation or changing prices have had a material impact on our revenue or operating income in the past three years.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.

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

Asset Impairment

Our intangible assets at December 31, 2011 consisted primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date. We perform an impairment test when indications of impairment exist. At December 31, 2011 and for the year then ended, management believes no impairment of our intangible assets exists.

Receivables

Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2011 and 2010, no allowance was recorded as all accounts are considered collectible.

Revenues

Our revenues are generated from licensing, research and development agreements, royalties and product sales. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed. Royalties are recognized in the period of sales. We recognize revenue for MuGard product sales at the time title transfers to our customers, which occurs at the time product is delivered to our customers.

Product costs

We recognize all product costs, costs of goods sold, logistics, sales and marketing and samples at the time incurred.

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

Stock-based compensation expense recognized for the years ended December 31, 2011 and 2010 was approximately $1,066,000 and $1,015,000, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

Off-Balance Sheet Transactions

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report Form 10-K on pages F-1 through F-23. Reference is made to Item 15 of this Form -10-K.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the material weakness described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership.  The information required by this Item is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Shareholders (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.accesspharma.com under the heading “Investor Information.” We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.  We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Access, c/o Investor Relations, 2600 Stemmons Freeway, Suite 176, Dallas, TX  75207.

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

The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS

Page

a.  Financial Statements.  The following financial statements are submitted as part of this report:

b. Exhibits

Exhibit
Number	Description of Document

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

10.5*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.6*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.7	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.8	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.9	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.10	Form of Warrant dated February 16, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.31 of our Form 10-Q for the quarter ended March 31, 2006)
10.11	Form of Warrant dated October 24, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form 10-KSB filed on April 2, 2007)
10.12	Form of Warrant December 6, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.32 of our Form 10-KSB filed on April 2, 2007)
10.13*
2007 Special Stock Option Plan and Agreement dated January 4, 2007, by and between the Registrant and Stephen R. Seiler, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.35 of our Form 10-QSB filed on May 15, 2007)

10.14	Note Purchase Agreement dated April 26, 2007, between the Registrant and Somanta Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.42 of our Form 10-Q filed on August 14, 2007)
10.15
Preferred Stock and Warrant Purchase Agreement, dated November 7, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.23 of our Form S-1 filed on March 11, 2008)

10.16	Investor Rights Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.24 of our Form S-1 filed on March 11, 2008)
10.17	Form of Warrant Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.25 of our Form S-1 filed on March 11, 2008)
10.18	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.19	Amendment and Restated Purchase Agreement, dated February 4, 2008 between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form S-1 filed on March 11, 2008)
10.20
Amended and Restated Investor Rights Agreement, dated February 4, 2008, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.28 of our Form S-1 filed on March 11, 2008)

10.21*	Employment Agreement dated January 4, 2008, between the Registrant and Jeffrey B. Davis (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on March 11, 2008)
10.22	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on January 15, 2010)
10.23	Form of Warrant (Incorporated by reference to Exhibit 10.30 of our Form S-1 filed on January 15, 2010)
10.24*	Employment Agreement of David P. Nowotnik, PhD (Incorporated by reference to Exhibit 10.31 of our Form 8-K February 8, 2010)
10.25
Form of Securities Purchase Agreement dated as of December 10, 2010 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)

10.26	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)
10.27
Form of Securities Purchase Agreement dated as of November 1, 2011 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 10, 2011)

10.28	Form of Common Stock Warrant (Two and One Half Year Warrant) issued by us (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on November 10, 2011)
10.29	Form of Common Stock Warrant (Five Year Warrant) issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on November 10, 2011)
10.30
Amendment No.1 to Warrant Agreement dated February 10, 2012 by and among us and warrant holders including certain affiliates named therein extending the term of certain warrants until 2015 (Incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 10, 2012)

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

ACCESS PHARMACEUTICALS, INC.

Date March 23, 2012                                                  By: /s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
Principal Executive Officer

Date March 23, 2012                                                   By: /s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
 Officer and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 23, 2012                                                   By: /s/ Jeffrey B. Davis
Jeffrey B. Davis, Director
Chief Executive Officer
Principal Executive Officer

Date March 23, 2012                                                   By: /s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
 Officer and Treasurer
Principal Financial and Accounting Officer

Date March 23, 2012                                                   By: /s/ Mark J. Ahn
Mark J. Ahn, Director

Date March 23, 2012                                                   By: /s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 23, 2012                                                   By: /s/ Esteban Cvitkovic
Esteban Cvitkovic, Director

Date March 23, 2012                                                   By: /s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 23, 2012                                                   By: /s/ Steven H. Rouhandeh
Steven H. Rouhandeh, Chairman of
the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
March 23, 2012

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2011	December 31, 2010
Current assets Cash and cash equivalents Receivables Inventory Restricted cash Prepaid expenses and other current assets	$ 2,460,000 333,000 151,000 330,000 39,000	$ 7,033,000 1,018,000 - - 70,000
Total current assets	3,313,000	8,121,000
Property and equipment, net	51,000	32,000
Patents, net	362,000	574,000
Other assets	59,000	44,000
Total assets	$ 3,785,000	$ 8,771,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt, current portion Current portion of deferred revenue	$ 1,713,000 857,000 6,487,000 98,000 2,750,000 285,000	$ 2,984,000 857,000 4,443,000 126,000 5,500,000 347,000
Total current liabilities	12,190,000	14,257,000
Derivative liability - warrants	1,507,000	5,087,000
Derivative liability - preferred stock Long-term deferred revenue	4,430,000 3,264,000	5,840,000 4,382,000
Total liabilities	21,391,000	29,566,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock - $.01 par value; authorized 2,000,000 shares;
     2,938.3617 issued at December 31, 2011; 2,978.3617 issued at
     December 31, 2010
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued 23,890,787 at December 31, 2011; issued 19,115,010
      at December 31, 2010
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 239,000 237,600,000 (4,000) (255,441,000)	- 191,000 230,153,000 (4,000) (251,135,000)
Total stockholders' deficit	(17,606,000)	(20,795,000)
Total liabilities and stockholders' deficit	$ 3,785,000	$ 8,771,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2011	2010

Revenues
License revenues Product sales	$1,181,000 548,000	$347,000 8,000
Royalties	89,000	76,000
Sponsored research and development	30,000	50,000
Total revenues	1,848,000	481,000

Expenses
Research and development	4,200,000	3,349,000
Product costs	1,216,000	140,000
General and administrative	4,075,000	4,511,000
Depreciation and amortization	233,000	238,000
Total expenses	9,724,000	8,238,000

Loss from operations	(7,876,000)	(7,757,000)

Interest and miscellaneous income	1,334,000	2,046,000
Interest and other expense	(963,000)	(607,000)
Gain on change in fair value of derivative-warrants	3,580,000	4,621,000
Gain (loss) on change in fair value of derivative- preferred stock	1,410,000	(5,840,000)
	5,361,000	220,000
Net loss before state income taxes	(2,515,000)	(7,537,000)

State income taxes	17,000	-
Net loss	(2,532,000)	(7,537,000)

Less preferred stock dividends	(1,774,000)	(1,791,000)
Net loss allocable to common stockholders	$(4,306,000)	$(9,328,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	$(0.22)	$(0.60)

Weighted average basic and diluted common shares outstanding	19,983,210	15,633,110

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Common Stock		Preferred Stock		Additional paid-in capital	Notes receivable from stockholders	Treasury stock	Accumulated deficit
Shares	Amount	Shares	Amount

Balance, December 31, 2009	13,172,000	$132,000	2,992.3617	$-	$215,735,000	$(1,045,000)	$(4,000)	$(241,807,000)
Restricted common stock issued for services	427,000	4,000	-	-	847,000	-	-	-
Warrants issued for services	-	-	-	-	74,000	-	-	-
Common stock issued for cash exercise of options	153,000	2,000	-	-	191,000	-	-	-
Common stock issued for cashless warrant exercises	42,000	-	-	-	-	-	-	-
Preferred stock converted into common stock	47,000	-	(14.0000)	-	-	-	-	-
Common stock issued for preferred dividends	127,000	1,000	-	-	287,000	-	-	-
Stock option compensation expense	-	-	-	-	1,015,000	-	-	-
Common stock issued $3.00 share, net of costs	2,083,000	21,000	-	-	5,827,000	-	-	-
Common stock issued $2.55 share, net of costs	3,102,000	31,000	-	-	7,222,000	-	-	-
Cancellation of notes receivable	(38,000)	-	-	-	(1,045,000)	1,045,000	-	-
Preferred dividends	-	-	-	-	-	-	-	(1,791,000)
Net loss	-	-	-	-	-	-	-	(7,537,000)
Balance, December 31, 2010	19,115,000	191,000	2,978.3617	-	230,153,000	-	(4,000)	(251,135,000)

Restricted common stock issued for services	98,000	1,000	-	-	202,000	-	-	-
Common stock issued for services	172,000	2,000	-	-	380,000
Warrants issued for services	-	-	-	-	17,000	-	-	-
Preferred stock converted into common stock	216,000	2,000	(40.0000)	-	(2,000)	-	-	-
Common stock issued for preferred dividends	1,000	-	-	-	1,000	-	-	-
Stock option compensation expense	-	-	-	-	1,066,000	-	-	-
Common stock issued $1.45 share, net of costs	4,289,000	43,000	-	-	5,783,000	-	-	-
Preferred dividends	-	-	-	-	-	-	-	(1,774,000)
Net loss	-	-	-	-	-	-	-	(2,532,000)
Balance, December 31, 2011	23,891,000	$239,000	2,938.3617	$-	$237,600,000	$-	$(4,000)	$(255,441,000)
The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,532,000)	$(7,537,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Gain) loss on change in fair value of derivative-warrants	(3,580,000)	(4,621,000)
(Gain) loss on change in fair value of derivative-preferred stock	(1,410,000)	5,840,000
Gain on negotiated payables	(1,324,000)	(509,000)
Depreciation and amortization	233,000	238,000
Stock option compensation expense	1,066,000	1,015,000
Stock and warrants issued for services	602,000	925,000
Change in operating assets and liabilities:
Receivables	685,000	(982,000)
Inventory	(151,000)	-
Prepaid expenses and other current assets	31,000	(28,000)
Restricted cash	(330,000)	-
Other assets	(15,000)	17,000
Accounts payable and accrued expenses	53,000	(601,000)
Dividends payable	271,000	168,000
Accrued interest payable	(28,000)	(437,000)
Deferred revenue	(1,180,000)	(348,000)
Net cash used in operating activities	(7,609,000)	(6,860,000)

Cash flows from investing activities:
Capital expenditures	(40,000)	(7,000)
Net cash used in investing activities	(40,000)	(7,000)

Cash flows from financing activities:
Payment of debt	(2,750,000)	-
Proceeds from exercise of stock options	-	192,000
Proceeds from common stock issuances, net of costs	5,826,000	13,101,000
Net cash provided by financing activities	3,076,000	13,293,000

Net increase (decrease) in cash and cash equivalents	(4,573,000)	6,426,000
Cash and cash equivalents at beginning of year	7,033,000	607,000
Cash and cash equivalents at end of year	$2,460,000	$7,033,000

Supplemental cash flow information:
Cash paid for interest	$720,000	$874,000

Supplemental disclosure of noncash transactions
Shares issued for dividends on preferred stock	1,000	288,000
Warrants issued for placement agent fees	39,000	274,000
Preferred stock dividends in dividends payable	1,774,000	1,791,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2011

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the evaluation of impairment analysis of intangible assets, fair value of financial instruments, revenue recognition, allowances for doubtful accounts, stock-based compensation and valuation of derivative liabilities and equity instruments, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Segments
The Company operates in a single segment.

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables
Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2011 and 2010, no allowance was recorded as all accounts are considered collectible.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2011 and 2010, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Loss Per Share
We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes, preferred stock and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 38,854,446 and 25,784,976 were excluded from the loss per share computation for 2011 and 2010, respectively.

Patents
We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Intangible assets consist of the following (in thousands):

	December 31, 2011		December 31, 2010
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets - Patents	$ 2,624	$ 2,262	$ 2,624	$ 2,050

Amortization expense related to intangible assets totaled $212,000 and $213,000 for the years ended December 31, 2011 and 2010, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2011 is as follows (in thousands):

2012	$82
2013	44
2014	44
2015	44
2016	44
Thereafter	104
Total	$362

Revenues
Our revenues are generated from licensing, research and development agreements, royalties and product sales. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. License revenue is recognized over the remaining life of the underlying patent. Research and development revenues are recognized as services are performed. Royalties are recognized in the period of sales. We recognize revenue for MuGard product sales at the time title transfers to our customers, which occurs at the time product is delivered to our customers.

Other Income
In 2010 we were awarded $1,479,000 in grants from the Qualifying Therapeutic Discovery Project Grants from the United States government. As these are non-recurring in nature, we recorded them in Other Income. We received payment of $541,000 in 2010 and recorded the remaining $938,000 in receivables at December 31, 2010. We received payment of $938,000 in 2011. In 2011 and 2010, we recognized miscellaneous income of $1,324,000 and $520,000, respectively, due to negotiated payables and write-offs of other accounts payable.

Product costs
      We recognize all product costs, costs of goods sold, logistics, sales and marketing and samples at the time incurred.

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

During 2011 and 2010, 580,000 stock options and 640,000 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2011 and 2010 are:

	2011	2010
Expected volatility assumption was based upon a combination of historical stock price volatility measured on a weekly basis and is considered a reasonable indicator of expected volatility.	117%	123%
Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the our employee stock options.	1.42%	2.32%

Dividend yield assumption is based on our history and expectation of dividend payments.	None	None
Estimated expected term (average of number years) is based on the simplified method as prescribed by SAB 107/110 as we do not have sufficient information to calculate an expected term.	5.6 years	5.7 years

At December 31, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $846,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.

The following table summarizes stock-based compensation for the years ended December 31, 2011 and 2010 which was allocated as follows (in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010
Research and development	$483	$678
General and administrative	583	337
Stock-based compensation expense included in operating expense	1,066	1,015

Total stock-based compensation expense	1,066	1,015
Tax benefit	-	-
Stock-based compensation expense, net of tax	$1,066	$1,015

Recent Accounting Pronouncements
In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we are a going concern. We incurred a net loss in the years ended December 31, 2011 and 2010.

Management believes that our current cash and expected license fees should fund our expected burn rate into the third quarter of 2012. We are a party to a $2.75 million promissory note due on September 13, 2012. While our plan is to extend the due date of this note, if we are unable to do so we may not have sufficient capital to continue our operations. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion we may engage in certain related party transactions. Pursuant to our Audit Committee charter, our policy is that all related party transactions are reviewed and approved by the Board of Directors or Audit Committee prior to our entering into any related party transactions.

In the event SCO Capital Partners LLC (SCO) and its affiliates were to convert all of their shares of Series A Preferred Stock and exercise all of their warrants, they would own approximately 44.1% of the voting securities of Access. During 2011 and 2010, SCO and affiliates charged $300,000 each year in investor relations fees.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

Dr. Esteban Cvitkovic, a Director, has served as a consultant and Senior Director, Oncology Clinical Research & Development, since August 2007. Dr. Cvitkovic receives payments for consulting expenses and reimbursement of direct expenses. In March 2011, Dr. Cvitkovic also received 35,000 shares of our common stock valued at $71,000 for his consulting. Dr. Cvitkovic’s payments for consulting services and expense reimbursements are as follows:

			Fair Value
	Consulting	Expense	of Restricted
Year	Fees	Reimbursement	Stock
2011	$139,000	$14,000	$71,000
2010	$132,000	$-	$-

Mark J. Ahn, Ph.D., a Director, received payments for consulting services and reimbursement of direct expenses for scientific consulting in 2010 and none in 2011. Dr. Ahn’s 2010 payments for consulting services and expense reimbursements are as follows:

			Fair Value
	Consulting	Expense	of Restricted
Year	Fees	Reimbursement	Stock
2010	$5,000	$4,000	$23,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2011	2010
Laboratory equipment	$816,000	$788,000
Laboratory and building improvements	6,000	58,000
Furniture and equipment	63,000	56,000
	885,000	902,000
Less accumulated depreciation and amortization	834,000	870,000
Property and equipment, net	$51,000	$32,000

Depreciation and amortization on property and equipment was $21,000 and $25,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in both 2011 and 2010) and to have the amount of such reduction contributed to the 401(k) Plan. We had a 401(k) matching program whereby we contributed for each dollar a participant contributes a like amount, with a maximum contribution of 4% of a participant’s earnings in the first eleven months of 2011. The Company suspended matching for the year ended December 31, 2010 and again on December 1, 2011. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 85 investment options. Company contributions under the 401(k) Plan were approximately $40,000 in 2011 and $0 in 2010.

NOTE 6 – DEBT

We have a note payable of $2,750,000 which is due on September 13, 2012. The note bears interest at 12.0% per annum with $330,000 of interest due on September 13th. The interest due of $330,000 is in an escrow account for the note holder. If the note is not extended we will have to repay the note on the due date.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases
At December 31, 2011, we had commitments under non-cancelable operating leases for our Dallas office and research and development facilities until December 31, 2012 totaling $77,000. We had commitments under non-cancelable operating leases for our New York office until August 31, 2012 totaling $130,000. Rent expense for the years ended December 31, 2011 and 2010 was $266,000 and $110,000, respectively. We also have one non-cancelable operating lease – for a copier with future obligations totaling approximately $30,000 ending in 2014.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 are summarized below:

(in thousands)
Description	As of December 31, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$1,507	$-	$1,507	$-	$3,580
preferred stock	$4,430	$-	$-	$4,430	$1,410
(in thousands)
Description	As of December 31, 2010	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$5,087	$-	$5,087	$-	$4,621
preferred stock	$5,840	$-	$-	$5,840	$(5,840)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at December 31, 2011, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

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

On November 10, 2011, we issued common stock in a private placement offering at $1.45 per share. Per the terms of the agreement with the outstanding Series A Preferred Stock holders their stock is now converted into shares of common stock at $1.45 per share. The Series A Preferred Stock at December 31, 2011 was convertible into 20,264,551 shares of common stock, an increase of 8,584,715 shares of common stock from December 31, 2010.

In addition, warrants to acquire 4,149,464 shares of common stock that were granted to the holders of Series A Preferred Stock were re-priced from $3.50 to $3.00 due to the offering on January 26, 2010; then re-priced from $3.00 to $2.55 due to the offering on December 14, 2010; and further re-priced from $2.55 to $1.45 due to the offering on November 10, 2011.

November 7, 2007 Preferred Stock
On November 7, 2007, we entered into the Purchase Agreements with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our Series A Preferred Stock and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on November 10, 2011, the conversion price changed to $1.45 per share.

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

February 4, 2008 Preferred Stock
On February 4, 2008, we entered into Purchase Agreements with accredited investors whereby we agreed to sell 272.50 shares of our Series A Preferred Stock and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on November 10, 2011 the conversion price changed to $1.45 per share.

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

Derivative Liability
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

Accordingly, at January 1, 2009, we determined that the warrants and the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period until the third quarter of 2010 since management asserts that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. During the third quarter of 2010 we were actively raising capital. With our stock price below $3.00 a share it was possible that we would sell shares below $3.00 per share. Since this would require an adjustment to our convertible preferred stock we recorded a derivative liability and expense at September 30, 2010. The derivative liability and expense was revalued at December 31, 2010 and was $5,840,000 and at December 31, 2011 and was $4,430,000. We will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. The warrants were valued at issuance and each reporting period since using the Black-Scholes model. Both of these derivatives will continue to be marked to market in accordance with FASB ASC 815.

On January 1, 2009 we reclassified the fair value of the warrants from equity to liability as if these warrants were treated as a derivative liability since their issue date. We recorded derivative gain of $4,621,000 for the year ended December 31, 2010 and $3,580,000 gain for the year ended December 31, 2011.

Liquidated Damages
Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we are required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2011 and December 31, 2010. Potential liquidated damages are capped at 10% of each holder’s investment. However, pursuant to the terms of the Investor Rights Agreement, we may not be required to pay such liquidated damages if such shares are saleable without restriction pursuant to Rule 144 of the Securities Act of 1933.

Preferred Stock Dividends
Preferred stock dividends of $6,487,000 were accrued at December 31, 2011, plus interest. Dividends are payable semi-annually in either cash or common stock.

NOTE 10 – STOCKHOLDERS’ EQUITY

Warrants
There were warrants to purchase a total of 16,175,611 shares of common stock outstanding at December 31, 2011. All warrants were exercisable at December 31, 2011. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2011 November private placement (a)	2,144,656	$1.67	5/10&30/14
2011 November private placement (a)	2,144,656	2.00	11/10&30/16
2011 November placement agent warrants (a)	36,893	1.67&2.00	11/10&30/16
2011 investor relations advisor (b)	12,500	2.30	4/15/14
2010 December registered direct offering (c)	930,664	$3.06	12/14/15
2010 January registered direct offering (d)	1,041,432	3.00	1/26/15
2010 January placement agent warrants (d)	125,109	3.75	1/26/15
2010 investor relations advisor (e)	60,000	2.16	10/01/13
2010 investor relations advisor (f)	55,000	2.63	10/14/13
2009 investor relations advisor (g)	25,000	3.50	11/4/14
2009 investor relations advisor (h)	30,000	3.45	9/15/12
2009 business consultant (i)	60,000	2.07	7/23/14
2009 investor relations advisor (j)	50,000	6.00	8/27/12
2008 preferred stock offering (k)	499,584	2.55	2/24/14
2008 Somanta accounts payable (l)	246,753	3.50	1/04/14
2008 warrants assumed on acquisition (m)	191,668	18.55-23.19	1/31/12
2008 investor relations advisor (n)	50,000	3.15	1/03/13
2008 investor relations advisor (o)	40,000	3.00	9/01/13
2008 scientific consultant (p)	200,000	3.15	1/04/12
2007 preferred stock offering (q)	3,649,880	2.55	11/10/13
2006 convertible note (r)	3,818,180	1.32	2/16/12
2006 convertible note (r)	386,364	1.32	10/24/12
2006 convertible note (r)	377,272	1.32	12/06/12
Total	16,175,611

a)
In connection with a private placement offering on November 10 and 30, 2011, warrants to purchase 2,144,656 shares of common stock at $1.67 per share were issued. All of the warrants are exercisable immediately and expire two and one half years from the date of issue.

In connection with a private placement offering on November 10 and 30, 2011, additional warrants to purchase 2,144,656 shares of common stock at $2.00 per share were issued. All of the warrants are exercisable immediately and expire five years from the date of issue.

Also in connection with a private placement offering on November 10 and 30, 2011, placement agent warrants to purchase 18,447 shares of common stock at $1.67 per share were issued. Also in connection with a private placement offering on November 10 and 30, 2011, placement agent warrants to purchase 18,446 shares of common stock at $2.00 per share were issued. All the placement agent warrants are exercisable immediately and expire five years from the date of issue.

b)
During 2011, an investor relations advisor received warrants to purchase 12,500 shares of common stock at an exercise price of $2.30 per share at any time until April 15, 2014, for investor relations consulting services rendered in 2011. The expense recorded for the year ended December 31, 2011 was $17,000.

c)
In connection with a registered direct offering on December 14, 2010, warrants to purchase 930,664 shares of common stock at $3.06 per share were issued. All of the warrants are exercisable immediately and expire five years from the date of issue.

d)
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

e)
During 2010, an investor relations advisor received warrants to purchase 194,000 shares of common stock at an exercise price of $2.16 per share at any time until October 1, 2013, for investor relations consulting services rendered in 2010 and 2011. The expense recorded for the year ended December 31, 2010 was $55,000. Our common stock did not reach a target price by February 28, 2011 and according to the agreement 134,000 warrants expired. Warrants to purchase 60,000 shares of common stock are outstanding at December 31, 2011.

f)
During 2010, an investor relations advisor received warrants to purchase 55,000 shares of common stock at an exercise price of $2.63 per share at any time until October 14, 2013, for investor relations consulting services rendered in 2010. The warrants did not vest and expired January 31, 2011. No expense was recorded.

g)
During 2010, an investor relations advisor received warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share at any time until November 4, 2014, for investor relations consulting services rendered in 2010.

h)
During 2009, an investor relations advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $3.45 per share at any time until September 15, 2012, for investor relations consulting services rendered from October 2009 through March 2010. The expense recorded for the year ended December 31, 2010 was $19,000.

i)
During 2009, a business consultant received warrants to purchase 150,000 shares of common stock at an exercise price of $2.07 per share at any time until July 23, 2014, for business consulting services rendered in 2009. 60,000 of the warrants were exercisable on December 31, 2011. The remaining 90,000 warrants expired July 23, 2010 because our stock did not reach specified trading prices.

j)
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

k)
In connection with the preferred stock offering in February 2008, warrants to purchase a total of 499,584 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.29 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement and to $2.55 after the December 2010 placement and to $1.45 after the November 2011 placement.

l)
In connection with our acquisition of Somanta Pharmaceuticals, Inc. (Somanta) we exchanged for $1,576,000 due to Somanta vendors, for 538,508 shares of our common stock and warrants to purchase 246,753 shares of common stock at $3.50. The warrants expire January 4, 2014.

m)	We assumed two warrants in the Somanta acquisition with warrants in the aggregate to purchase 191,668 shares of common stock:
     -Warrant #1 – 31,943 shares of our common stock at $18.55 per share and expires January 31, 2012.
-Warrant #2 – 159,725 shares of our common stock at $23.19 per share and expires January 31, 2012.

n)
During 2008, an investor relations advisor received warrants to purchase 50,000 shares of common stock at an exercise price of $3.15 per share at any time until January 3, 2013, for investor relations consulting services rendered in 2008. 25,000 of the warrants were exercisable on July 3, 2008 and 25,000 of the warrants were exercisable January 3, 2009.

o)
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

p)
During 2008, a director who is also a scientific advisor received warrants to purchase 200,000 shares of common stock at an exercise price of $3.15 per share at any time until January 4, 2012, for scientific consulting services rendered in 2008. The warrants vest over two years in 50,000 share blocks with vesting on July 4, 2008, January 4, 2009, July 4, 2009 and January 4, 2010.

q)
In connection with the preferred stock offering in November 2007, warrants to purchase a total of 3,649,880 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement and to $2.55 after the December 2010 placement and to $1.45 after the November 2011 placement.

r)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,581,816 shares of common stock at $1.32 per share were issued. All of the warrants are exercisable immediately and expire six years from date of issue. On February 10, 2012 these warrants were extended an additional three years.

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

2011 Private Placement Offering – New Commn Stock and Warrants
On November 10 and 30, 2011, we completed the sale of 4,289,312 shares of our common stock and two and one half year warrants to purchase 2,144,656 shares of our common stock at an exercise price of $1.67 per share and five year warrants to purchase 2,144,656 shares of our common stock at an exercise price of $2.00 per share for an aggregate purchase price of $6.2 million. Proceeds, net of cash issuance costs from the sale, were $5.8 million.

In connection with the sale we issued warrants for placement agent fees to purchase 18,447 shares of common stock at $1.67 per share and 18,446 shares of common stock at $2.00 per share. All of the warrants are exercisable immediately and expire five years from the date of issue.

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

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2011: dividend yield of 0%; volatility of 117%; risk-free interest rate of 1.42%; and expected lives of 5.6 years. The weighted average fair value of options granted was $1.87 per share during 2011. The assumptions for grants in fiscal 2010 were: dividend yield of 0%; volatility of 123%; risk-free interest rate of 2.32%; and expected lives of 5.7 years. The weighted average fair value of options granted was $2.23 per share during 2010.

  Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2010	1,435,237	$1.99
Granted, fair value of $ 2.23 per share	640,000	2.57
Exercised	(153,051)	1.26
Expired	(173,453)	3.51
Outstanding options at December 31, 2010	1,748,733	2.13

Granted, fair value of $ 1.87 per share	580,000	2.22
Expired/forfeited	(61,949)	1.38
Outstanding options at December 31, 2011	2,266,784	2.17

Exercisable at December 31, 2011	1,737,700	2.09

The intrinsic value of options under this plan related to the outstanding and exercisable options were $324,000 and $324,000 at December 31, 2011, respectively. The intrinsic value of options under this plan related to the outstanding and exercisable options were $1,063,000 and $1,059,000, respectively at December 31, 2010.

The total intrinsic value of options exercised during 2011 was none and during 2010 was $187,000.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2011 is summarized below:

	Number of	Weighted average		Number of	Weighted average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$0.63 - 0.85	387,000	5.0	$0.64	387,000	5.0	$0.64
$1.38	245,000	8.0	$1.38	245,000	8.0	$1.38
$1.90-2.79	1,220,000	9.4	$2.40	739,100	9.3	$2.42
$3.00 - 7.23	414,784	7.0	$3.39	366,600	6.9	$3.44
	2,266,784			1,737,700

2007 Special Stock Option Plan
In January 2007 we adopted the 2007 Special Stock Option Plan and Agreement (the Plan). The Plan provides for the award of options to purchase 450,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2011, all 450,000 shares were available for grant under the Plan.

1995 Stock Awards Plan
Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2011, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 57,500 options were outstanding under this plan at December 31, 2011.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

		Weighted
		average
		exercise
	Options	price
Outstanding options at January 1, 2010	103,000	$15.89
Expired	(43,500)	14.65
Outstanding options at December 31, 2010	59,500	16.80

Expired	(2,000)	23.05
Outstanding options at December 31, 2011	57,500	16.58

Exercisable at December 31, 2011	57,500	16.58

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2011 or 2010.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2011 is summarized below:

	Number of	Weighted-average		Number of	Weighted-average
	Options	Remaining	Exercise	Options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	Exercisable	life in years	price

$10.10 - 12.40	29,000	3.1	$11.09	29,000	3.1	$11.09
$14.05 - 18.65	18,000	1.0	$18.14	18,000	1.0	$18.14
$28.50 – 29.25	10,500	3.0	$29.07	10,500	3.0	$29.07
	57,500			57,500

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2011	2010

Income taxes at U.S. statutory rate	$(861,000)	$(2,563,000)
State taxes Current year reserve	17,000 857,000	- 3,033,000
Benefit of foreign losses not recognized	-	30,000
Expenses not deductible	4,000	(500,000)

Total tax expense	$17,000	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$63,830,000	$62,760,000
General business credit carryforwards	2,439,000	2,315,000
State credits	3,097,000	3,101,000
Property and equipment	46,000	49,000
Stock options	1,480,000	1,118,000
Derivatives	2,018,000	3,715,000
Deferred revenue	1,221,000	1,622,000
Intangible assets	415,000	409,000
Accrued interest	253,000	253,000
Other	231,000	270,000
Gross deferred tax assets	75,030,000	75,612,000
Valuation allowance	(75,030,000)	(75,612,000)
Net deferred taxes	$-	$-

At December 31, 2011, we had approximately $187,735,000 of net operating loss carryforwards and approximately $2,439,000 of general business credit carryforwards. During 2011, net operating loss carryforwards and general business credits of $4,232,000 expired. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2012	$4,212,000	$77,000
2013	-	-
2014	-	-
2015	-	-
Thereafter	183,523,000	2,362,000
	$187,735,000	$2,439,000

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2011 and 2010, we did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.