Form 10-Q
period 2012-03-31
ACCESS PHARMACEUTICALS INC
filed 2012-05-15
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issue classes of common stock, as of the latest practicable date.

Common shares, $0.01 par value - 24,155,785 shares issued and outstanding as of May 15, 2012
Series A Convertible preferred stock , $0.01 par value - 2,938.3617 shares issued and outstanding as of May 15, 2012 and convertible into 20,264,551 shares of common stock

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at March 31, 2012
	(unaudited) and December 31, 2011	14

	Condensed Consolidated Statements of Operations (unaudited) for the
	three months ended March 31, 2012 and March 31, 2011	15

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three months ended March 31, 2012	16

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	three months ended March 31, 2012 and March 31, 2011	17

	Notes to Unaudited Condensed Consolidated Financial Statements	18

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Under Senior Securities	10

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		13

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, anticipate marketing approval for MuGard in China in the second half of 2011, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, and revenues from sales and license agreements, and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Quarterly Report on Form 10-Q to conform such statements to actual results.

ITEM 1.	FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product, two products at Phase 2 of clinical development and several products in pre-clinical development. The success of our low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaboration arrangements. Certain of our development programs are dependent upon our ability to secure approved funding for such projects.

Marketed Product
●
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has been launched in Germany, Italy, the UK, Greece and the Nordic countries by SpePharm, formerly our commercial partner in the E.U. By mutual agreement, the partner agreement has been terminated with SpePharm. Per terms of the agreement, MuGard will continue to be commercially available for up to six months in Europe through SpePharm. We are actively seeking a new European commercial partner for MuGard. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China which provides marketing approval in China.

Product Candidates
●
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

●
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

●
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We are currently developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of a number of peptides and RNAi therapeutics. We have signed agreements with several companies regarding the sponsored development of CobOral drug delivery formulations of proprietary and non-proprietary actives.

●
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
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On March 5, 2012, we announced that our MuGard partner in China, Rhei Pharmaceuticals HK Ltd. ("Rhei"), received regulatory and marketing approval for MuGard from the State Food and Drug Administration to treat oral mucositis in cancer patients. Manufacturing will commence shortly in the United States to meet the demand created by Jian An, Rhei’s sales and marketing partner in China.

On February 16, 2012, we announced that Children’s Hospital of Colorado has added MuGard to its hospital pharmacy formulary. Children and young adults undergoing cancer treatment will now have direct access to MuGard from the first day of cancer treatment to manage oral mucositis, characterized by inflammation and erythema or ulcerations throughout the oral mucosa.

On February 10, 2012, we entered into amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants are SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. These holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively, as well as other un-affiliated warrant holders. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

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

In various news releases we announced that MuGard has received reimbursement from many networks of leading insurance and pharmacy benefit managers throughout the U.S., including Aetna, Amerigroup, several state Anthem plans, Assurant Health, several Blue Cross Blue Shield state plans, Cigna, Express-Scripts, Harvard Pilgrim, Humana, Keystone, Tricare, United Healthcare, and Wellspan Plus. Reimbursement coverage for MuGard is now available with standard pharmacy benefit copayment. Placement in pharmacy benefit plans will assist in driving increased reimbursement coverage in MuGard.

On September 7, 2011, we announced that we contracted with CuraScript, a healthcare subsidiary of Express Scripts, to expand our specialty pharmacy and third party logistics networks for MuGard. We also contracted with CuraScript Specialty Distribution to warehouse and serve as our specialty distributor and wholesaler for specialty pharmacy providers.

On July 28, 2011, we announced that we launched our patient reimbursement and support center for our lead product for oral mucositis, MuGard. Referred to as a HUB, the MuGard Patient Reimbursement and Support Center ("MuGard PRSC") operated by eMax Health provides a centralized patient referral center that improves patient access to MuGard by enhancing product distribution and facilitating payment for MuGard by insurance carriers.

On July 12, 2011, we announced that we signed an agreement to restructure the outstanding $5.5 million senior promissory note. The agreement provided for an extension of 50% of the note ($2.75 million) until September 13, 2012, and requires the payment of $2.75 million upon the closing of an equity financing by the Company which payment was made in November 2011, as described above. The amendment provided the note holder with a security interest in certain of our assets and required an interest payment on August 15, 2011, which was paid.

On May 24, 2011, we announced that we signed an agreement with eMAX Health Systems to expand the distribution network and to further support ongoing third party payer outreach programs for MuGard and advocate for reimbursement among commercial insurance carriers in the United States.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the three months ended March 31, 2012. As of March 31, 2012, our cash and cash equivalents were $1,365,000 and our net cash burn rate for the quarter ended March 31, 2012, was approximately $365,000 per month. As of March 31, 2012, our working capital deficit was $10,136,000. Our working capital deficit at March 31, 2012 represented an increase of $1,259,000 as compared to our working capital deficit as of December 31, 2011 of $8,877,000. The increase in the working capital deficit at March 31, 2012 reflects three months of net operating costs. As of March 31, 2012, we had one secured promissory note outstanding in the principal amount of $2.75 million that is due on September 13, 2012.

As of May 15, 2012, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2012 of $260,773,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

FIRST QUARTER 2012 COMPARED TO FIRST QUARTER 2011

Our licensing revenue for the first quarter of 2012 was $1,262,000 as compared to $87,000 for the same period of 2011, an increase of $1,175,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

Product sales of MuGard in the United States totaled $572,000 for the first quarter of 2012 as compared with $13,000 for the same period of 2011, an increase of $559,000.

We recorded royalty revenue for MuGard in Europe of $21,000 for first quarter of 2012 as compared to $20,000 for the same period of 2011, an increase of $1,000.

Sponsored research and development revenues were $30,000 for the first quarter of 2011 as compared to none for the same period of 2012, a decrease of $30,000. The revenues in 2011 were the result of various collaborations on our CobOral and CobaCyte projects.

Total research and development spending for the first quarter of 2012 was $974,000, as compared to $1,120,000 for the same period of 2011, a decrease of $146,000. The decrease in expenses was primarily due to:

·	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($176,000);
·	decreased scientific consulting costs ($101,000);
·	decreased external lab costs for studies ($60,000);
·	other net decreases in research spending ($30,000); and
·	increased salary and related costs ($221,000) due to additional staff and stock issuances to employees for bonuses in lieu of cash payments.

Product costs for MuGard in the United States were $537,000 for the first quarter of 2012 as compared to $92,000 for the same period in 2011, an increase of $445,000.

Total general and administrative expenses were $979,000 for the first quarter of 2012, a decrease of $47,000 compared to the same period in 2011 of $1,026,000. The decrease in expenses was due primarily to the following:

·	decreased general business consulting expenses due to less use of outside consultants in 2012 ($240,000) versus the same period in 2011;
·	decreased net other general and administrative expenses ($20,000);
·	increased salary and related costs ($133,000) due to additional staff and stock issuances to employees for bonuses in lieu of cash payments; and
·	increased directors fees due to stock issuances in lieu of cash payments to directors ($80,000).

Depreciation and amortization was $54,000 for the first quarter of 2012 as compared to $61,000 for the same period in 2011, a decrease of $7,000.

Total operating expenses for the first quarter of 2012 year were $2,544,000 as compared to total operating expenses of $2,299,000 for the same period of 2011, an increase of $245,000 for the reasons listed above.

Interest and miscellaneous income was $1,000 for the first quarter of 2012 as compared to $5,000 for the same period of 2011, a decrease of $4,000.

Interest and other expense was $169,000 for the first quarter of 2012 as compared to $167,000 in the same period of 2011, an increase of $2,000.

We recorded an expense of $2,316,000 in the first quarter of 2012 for amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants are SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. These holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively, as well as other un-affiliated warrant holders. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

We recorded a gain related to warrants classified as derivative liabilities of $741,000 for the first quarter of 2012 as compared to $1,235,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $2,460,000 for the first quarter of 2012 and a loss of $823,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $440,000 were accrued for the first quarter of 2012 and $438,000 for the same period of 2011, an increase of $2,000. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the first quarter of 2012 was $5,332,000, or a $0.22 basic and diluted loss per common share, compared with a net loss of $2,337,000, or a $0.12 basic and diluted loss per common share, for the same period in 2011, an increased loss of $2,995,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) previously disclosed and discussed below.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) previously disclosed and discussed below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2011 that there is a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2011 relates to monitoring and review of work performed by our CFO in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All financial reporting is performed solely by our CFO. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all financial statements will be reviewed for reasonableness by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results will be investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2012, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In February 2012, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

In January 2012, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of March 31, 2012, dividends payable in the aggregate amount of $7,000,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of March 31, 2012, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of March 31, 2012, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**
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

ACCESS PHARMACEUTICALS, INC.

Date:	May 15, 2012	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2012	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31, 2012	December 31, 2011
ASSETS	(unaudited)

Current assets Cash and cash equivalents Receivables Inventory Restricted cash Prepaid expenses and other current assets	$ 1,365,000 934,000 97,000 330,000 43,000	$ 2,460,000 333,000 151,000 330,000 39,000
Total current assets	2,769,000	3,313,000

Property and equipment, net	59,000	51,000
Patents, net	313,000	362,000
Other assets	55,000	59,000
Total assets	$ 3,196,000	$ 3,785,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt Current portion of deferred revenue	$ 1,878,000 857,000 7,000,000 181,000 2,750,000 239,000	$ 1,713,000 857,000 6,487,000 98,000 2,750,000 285,000
Total current liabilities	12,905,000	12,190,000
Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	766,000 6,890,000 2,798,000	1,507,000 4,430,000 3,264,000
Total liabilities	23,359,000	21,391,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,938.3617 shares issued at March 31,
2012 and 2,938.3617 shares issued at December 31, 2011
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 24,145,488 at March 31, 2012 and 23,890,787 at
     December 31, 2011
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 241,000 240,373,000 (4,000) (260,773,000)	- 239,000 237,600,000 (4,000) (255,441,000)
Total stockholders' deficit	(20,163,000)	(17,606,000)
Total liabilities and stockholders' deficit	$ 3,196,000	$ 3,785,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2012	2011
Revenues
License revenues	$1,262,000	$87,000
Product sales	572,000	13,000
Royalties	21,000	20,000
Sponsored research and development	-	30,000
Total revenues	1,855,000	150,000

Expenses
Research and development	974,000	1,120,000
Product costs	537,000	92,000
General and administrative	979,000	1,026,000
Depreciation and amortization	54,000	61,000
Total expenses	2,544,000	2,299,000

Loss from operations	(689,000)	(2,149,000)

Interest and miscellaneous income	1,000	5,000
Interest and other expense	(169,000)	(167,000)
Warrant extension expense	(2,316,000)	-
Gain on change in fair value of derivative – warrants	741,000	1,235,000
Loss on change in fair value of derivative – preferred stock	(2,460,000)	(823,000)
	(4,203,000)	250,000
Net income (loss)	(4,892,000)	(1,899,000)
Less preferred stock dividends	440,000	438,000
Net income (loss) allocable to common stockholders	$(5,332,000)	$(2,337,000)

Net income (loss) per share Basic	$(0.22)	$(0.12)
Diluted	$(0.22)	$(0.12)

Weighted average number of common shares outstanding Basic	24,145,488	19,241,570
Diluted	24,145,488	19,241,570

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2011	23,891,000	$239,000	2,938.3617	$-	$237,600,000	$(4,000)	$(255,441,000)
Restricted common stock issued for services	15,000	-	-	-	21,000	-	-
Common stock issued for services	6,000	-	-	-	9,000	-	-
Common stock issued to directors and employees	222,000	2,000	-	-	300,000	-	-
Common stock issued for preferred dividends	11,000	-	-	-	13,000	-	-
Stock option compensation expense	-	-	-	-	114,000	-	-
Warrant extension expense	-	-	-	-	2,316,000	-	-
Preferred dividends	-	-	-	-	-	-	(440,000)
Net loss	-	-	-	-	-	-	(4,892,000)
Balance at March 31, 2012	24,145,000	$241,000	2,938.3617	$-	$240,373,000	$(4,000)	$(260,773,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,892,000)	$(1,899,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on change in fair value of derivative - warrants	(741,000)	(1,235,000)
Loss on change in fair value of derivative - preferred stock	2,460,000	823,000
Warrant extension expense	2,316,000	-
Depreciation and amortization	54,000	61,000
Stock option compensation expense	114,000	181,000
Stock issued to directors and employees	302,000	-
Stock issued for services	30,000	246,000
Change in operating assets and liabilities:
Receivables	(601,000)	972,000
Inventory	54,000	-
Prepaid expenses and other current assets	(4,000)	21,000
Other assets	4,000	4,000
Accounts payable and accrued expenses	165,000	(92,000)
Dividends payable	86,000	61,000
Accrued interest payable	83,000	106,000
Deferred revenue	(512,000)	(86,000)
Net cash used in operating activities	(1,082,000)	(837,000)

Cash flows from investing activities:
Capital expenditures	(13,000)	(22,000)
Net cash used in investing activities	(13,000)	(22,000)

Net increase (decrease) in cash and cash equivalents	(1,095,000)	(859,000)
Cash and cash equivalents at beginning of period	2,460,000	7,033,000
Cash and cash equivalents at end of period	$1,365,000	$6,174,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	13,000	1,000
Preferred stock dividends in dividends payable	$440,000	$438,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of stockholders deficit for the three months ended March 31, 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2011 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$2,624	$2,311	$2,624	$2,262

Amortization expense related to intangible assets totaled $49,000 for the three months ended March 31, 2012 and totaled $53,000 for the three ended March 31, 2011. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2012 is as follows (in thousands):

2012	$33
2013	44
2014	44
2015	44
2016	44
over 5 years	104

Total	$313

(3)           Note Payable

As of March 31, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note is due on September 13, 2012.

(4)           Liquidity

The Company generated net loss allocable to common stockholders of $5,332,000 for the three months ended March 31, 2012 and a loss of $4,306,000 for the year ended December 31, 2011. At March 31, 2012, our working capital deficit was $10,136,000. As of March 31, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note is due on September 13, 2012. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected burn rate into the third quarter of 2012. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(5)           Fair Value of Financial Instruments

The carrying value of cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items. The carrying value of the secured debt is at book value which does not bear a market rate of interest. Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the secured debt. None of these instruments are held for trading purposes.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

(in thousands)
Description	As of March 31, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$766	$-	$766	$-	$741
preferred stock	$6,890	$-	$-	$6,890	$(2,460)

(in thousands)
Description	As of December 31, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$1,507	$-	$1,507	$-	$3,580
preferred stock	$4,430	$-	$-	$4,430	$1,410

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at March 31, 2012 and December 31, 2011, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(6)           Stock Based Compensation

For the three months ended March 31, 2012, we recognized stock-based compensation expense of $114,000. For the three months ended March 31, 2011 we recognized stock-based compensation expense of $181,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,

	2012	2011
Research and development	$73,000	$103,000
General and administrative	41,000	78,000
Stock-based compensation expense included in operating expense	$114,000	$181,000

For the three months ended March 31, 2012 we granted no stock options. For the three months ended March 31, 2011 we granted 100,000 stock options.

Our weighted average Black-Scholes fair value assumptions used to value the grants made in the first three months of 2012 and 2011 are as follows:

	3/31/12	3/31/11
Expected life(b)	0 yrs	6.25 yrs
Risk free interest rate	0.0%	1.1%
Expected volatility(a)	0.0%	112%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.