Form 10-Q
period 2012-06-30
ACCESS PHARMACEUTICALS INC
filed 2012-08-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Common shares, $0.01 par value - 24,172,877 shares issued and outstanding as of August 14, 2012
Series A Convertible preferred stock , $0.01 par value - 2,938.3617 shares issued and outstanding as of August 14, 2012 and convertible into 20,264,551 shares of common stock

ACCESS PHARMACEUTICALS, INC.

PART I –FINANCIAL INFORMATION

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

Marketed Product
·
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has been launched in Germany, Italy, the UK, Greece and the Nordic countries by SpePharm, formerly our commercial partner in the E.U. By mutual agreement, the partner agreement with SpePharm has been terminated. Per terms of the agreement, MuGard will continue to be commercially available for up to six months in Europe through SpePharm. We are actively seeking a new European commercial partner for MuGard. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China which provides marketing approval in China.

Product Candidates
·
Our lead development candidate for the treatment of cancer is ProLindac™, a nanopolymer DACH-platinum prodrug. We initiated a study of ProLindac combined with Paclitaxel in second line treatment of platinum pretreated advanced ovarian cancer patients in the fourth quarter of 2010. This multi-center study of up to 25 evaluable patients is being conducted in France. A second combination study was initiated in the fourth quarter of 2011 combining ProLindac with gemcitabine for the treatment of cholangiocarcinoma. We are currently evaluating data from the trials to decide on how to proceed. Clinical studies of other indications including liver, colorectal and ovarian cancer are under consideration by Jiangsu Aosaikang Pharmaceutical Co., Ltd, our licensee for ProLindac in China. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has had annual sales in excess of $2.0 billion.

·
Thiarabine, or 4-thio Ara-C, is a next generation nucleoside analog licensed from Southern Research Institute. Previously named SR9025 and OSI-7836, the compound has been in two Phase 1/2 solid tumor human clinical trials and was shown to have anti-tumor activity. We are working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston and have initiated additional Phase 2 clinical trials in adult AML, ALL and other indications. We are currently evaluating data from the trials to decide on how to proceed.

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
(2)           Licensed from the School of Pharmacy, The University of London.
(3)           Licensed from Southern Research Institute of Birmingham, Alabama.

RECENT EVENTS

On June 28, 2012, Dr. Ron Allison of Carolina Radiation Medicine presented interim results from our ongoing MuGard post marketing clinical trial in oral mucositis at the Multinational Association of Supportive Care in Cancer (MASCC) Conference in New York City. The presentation summarized data from 70 cancer patients undergoing mouth and throat soreness, which demonstrated a statistically significant delay to onset of oral mucositis as measured in days or cumulative radiation, and statistically significant reductions in weight loss during therapy and in the use of opioid pain medication.

Two patient populations were analyzed in the trial; all patients who had completed MuGard treatments (the EFF population) and all patients randomized to participate (FAS). Patients taking MuGard throughout their treatment regimen had a statistically significant reduction in pain. MuGard patients in the EFF and FAS populations both experienced a statistically significant delay to onset of oral mucositis (p=0.020 and p=0.007, respectively). MuGard patients in the EFF and FAS populations both experienced a statistically significant delay in time to first occurrence p=0.022 and p=0.009, respectively). MuGard patients in the EFF population experienced a statistically significant reduction in weight loss (p=0.036) between their start and completion of radiation treatment.

On March 5, 2012, we announced that our MuGard partner in China, Rhei Pharmaceuticals HK Ltd. (“Rhei”), received regulatory and marketing approval for MuGard from the State Food and Drug Administration to treat oral mucositis in cancer patients. Manufacturing will commence shortly in the United States to meet the demand created by Jian An, Rhei’s sales and marketing partner in China.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the six months ended June 30, 2012. As of June 30, 2012, our cash and cash equivalents were $588,000 and our net cash burn rate for the six months ended June 30, 2012, was approximately $263,000 per month. As of June 30, 2012, our working capital deficit was $12,015,000. Our working capital deficit at June 30, 2012 represented an increase of $3,138,000 as compared to our working capital deficit as of December 31, 2011 of $8,877,000. The increase in the working capital deficit at June 30, 2012 reflects six months of net operating costs. As of June 30, 2012, we had one secured promissory note outstanding in the principal amount of $2.75 million that is due on September 13, 2012.

As of August 14, 2012, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We reduced staff through layoffs, reduced hours for other staff and the executive officers have deferred their salary in order to conserve cash for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2012 of $271,812,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. We have one secured promissory note outstanding in the principal amount of $2.75 million that is due on September 13, 2012. However, we do not have the funds on hand to pay this secured promissory note. Our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources immediately. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

SECOND QUARTER 2012 COMPARED TO SECOND QUARTER 2011

Our licensing revenue for the second quarter of 2012 was $60,000 as compared to $87,000 for the same period of 2011, a decrease of $27,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

Product sales of MuGard in the United States totaled $615,000 for the second quarter of 2012 as compared with $42,000 for the same period of 2011, an increase of $573,000.

We recorded royalty revenue for MuGard in Europe of $15,000 for second quarter of 2012 as compared to $21,000 for the same period of 2011, a decrease of $6,000.

Total research and development spending for the second quarter of 2012 was $654,000, as compared to $903,000 for the same period of 2011, a decrease of $249,000. The decrease in expenses was primarily due to:

·	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($184,000);
·	decreased stock compensation expense for lower expense of option grants for research and development employees ($60,000);
·	decreased external lab costs for studies ($40,000);
·	decreased scientific consulting costs ($27,000);
·	increased salary and related costs ($42,000); and
·	other net increases in research spending ($20,000).

Product costs for MuGard in the United States were $63,000 for the second quarter of 2012 as compared to $37,000 for the same period in 2011, an increase of $26,000.

Total selling, general and administrative expenses were $1,406,000 for the second quarter of 2012, an increase of $2,000 compared to the same period in 2011 of $1,404,000. The decrease in expenses was due primarily to the following:

·	decreased general business consulting expenses due to less use of outside consultants in 2012 ($207,000) versus the same period in 2011;
·	decreased stock compensation expense for lower expense of option grants for selling, general and administrative employees ($75,000);
·	decreased net other general and administrative expenses ($4,000); and
·	increased MuGard product selling expenses ($288,000).

Depreciation and amortization was $19,000 for the second quarter of 2012 as compared to $59,000 for the same period in 2011, a decrease of $40,000, due to assets being fully depreciated.

Total operating expenses for the second quarter of 2012 year were $2,142,000 as compared to total operating expenses of $2,403,000 for the same period of 2011, a decrease of $261,000 for the reasons listed above.

There was no interest and miscellaneous income for the second quarter of 2012 as compared to $3,000 for the same period of 2011, a decrease of $3,000.

Interest and other expense was $169,000 for the second quarter of 2012 as compared to $356,000 in the same period of 2011, a decrease of $187,000. The decrease in interest and other expense was due to a pay down in the secured promissory note of $2.75 million.

We recorded a gain related to warrants classified as derivative liabilities of $431,000 for the second quarter of 2012 as compared to $939,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $9,410,000 for the second quarter of 2012 and a gain of $403,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $439,000 were accrued for the second quarter of 2012 and $442,000 for the same period of 2011, a decrease of $3,000. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the second quarter of 2012 was $11,039,000, or a $0.46 basic and diluted loss per common share, compared with a net loss of $1,706,000, or a $0.09 basic and diluted loss per common share, for the same period in 2011, an increased loss of $9,333,000.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Our licensing revenue for the first six months of 2012 was $1,322,000 as compared to $174,000 for 2011, an increase of $1,148,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

Product sales of MuGard in the United States totaled $1,169,000 for the first six months of 2012 as compared to $55,000 for the same period of 2011, an increase of $1,114,000.

We recorded royalty revenue for MuGard in Europe of $36,000 for the first six months of 2012 as compared to $41,000 for 2011, a decrease of $5,000.

Sponsored research and development revenues were $30,000 for the first six months of 2011 with no revenues for the same period of 2012. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

Total research and development spending for the first six months of 2012 was $1,404,000, as compared to $1,916,000 for 2011, a decrease of $512,000. The decrease in expenses was primarily due to:

·	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($329,000);
·	decreased scientific consulting costs ($129,000);
·	decreased stock compensation expense for lower expense of option grants for research and development employees ($104,000);
·	lower external development expenses ($100,000);
·	other net decreases in research spending ($24,000); and
·	increased salary and related costs ($174,000);

Product costs for MuGard in the United States were $122,000 for the first six months of 2012 as compared to $46,000 for the same period in 2011, an increase of $76,000.

Total selling, general and administrative expenses were $3,069,000 for the first six months of 2012, an increase of $449,000 compared to the same period in 2011 of $2,620,000. The increase in expenses was due primarily to the following:

·	increased MuGard product selling expenses ($699,000);
·	increased salary and related costs ($239,000);
·	increased professional expenses ($60,000);
·	decreased general business consulting expenses due to the higher use of outside consultants in 2012 ($447,000) versus the same period in 2011;
·	decreased stock compensation expense due to higher expense of option grants for selling, general and administrative employees and directors ($97,000); and
·	decreased net other general and administrative expenses ($5,000).

Depreciation and amortization was $73,000 for the first six months of 2012 as compared to $120,000 for 2011, a decrease of $47,000.

Total operating expenses for the first six months of 2012 were $4,668,000 as compared to total operating expenses of $4,702,000 for 2011, a decrease of $34,000 for the reasons listed above.

Interest and miscellaneous income was $1,000 for the first six months of 2012 as compared to $8,000 for 2011, a decrease of $7,000.

Interest and other expense was $338,000 for the first six months of 2012 as compared to $523,000 in 2011, a decrease of $185,000. The decrease in interest and other expense was due to a pay down of the secured promissory note of $2.75 million.

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

We recorded a gain related to warrants classified as derivative liabilities of $1,172,000 for the first six months of 2012 as compared to $2,174,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $11,870,000 for the first six months of 2012 and a loss of $420,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $879,000 were accrued for the first six months of 2012 and $880,000 for 2011, a decrease of $1,000.

Net loss allocable to common stockholders for the first six months of 2012 was $16,371,000, or a $0.68 basic and diluted loss per common share, compared with net loss of $4,043,000, or a $0.21 basic and diluted loss per common share for the same period in 2011, an increased loss of $12,328,000.

Critical Accounting Policies and Estimates relating to MuGard

Product sales and allowances

We sell MuGard to wholesalers, and specialty and retail pharmacies. We began shipping to customers in September 2010.

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, rebates or discounts taken. If actual future results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

·
Wholesaler and Specialty and Retail Pharmacy Discounts – we offer contractually determined discounts to certain wholesale distributors and specialty and retail pharmacies that purchase directly from us. These discounts are either taken off the invoice at the time of shipment or paid to the customer on a monthly or quarterly basis.

·
Prompt Pay Discounts – we offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience many of the customers comply with the payment terms to earn the cash discount.

·	Patient Discount Programs – we offer discount card programs in which patients receive certain discounts off their prescription.
·	Managed Care Rebates – we offer discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time.

(in thousands)	Three months ended March 31, 2012	Three Months ended June 30, 2012	Six Months ended June 30, 2012
Gross sales	$577	$712	$1,289
Cash discounts	5	13	18
Contract discounts	18	84	102
	$554	$615	$1,169

(in thousands)	Three months ended March 31, 2011	Three Months ended June 30, 2011	Six Months ended June 30, 2011
Gross sales	$13	$43	$56
Cash discounts	-	1	1
Contract discounts	-	-	-
	$13	$42	$55

Cost of product sales

Cost of product sales consists of costs of the contract manufacturing, product costs and packaging costs, product quality testing, distribution costs and shipping costs related to our product sales of MuGard.

Selling, general and administrative expense

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with MuGard, personnel expenses to support our administrative and operating activities, facility costs and professional expenses (i.e., legal expenses), and investor relations fees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) previously disclosed and discussed below.

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

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings that we believe could have a material impact on our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2012, we issued 5,000 shares of our common stock to a consultant as payment for his consulting expenses. The issuance of shares of our common stock in settlement of these accounts was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of June 30, 2012, dividends payable in the aggregate amount of $7,517,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of June 30, 2012, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of June 30, 2012, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

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

ACCESS PHARMACEUTICALS, INC.

Date:	August 14, 2012	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Inventory Restricted cash Prepaid expenses and other current assets	$ 588,000 788,000 281,000 330,000 44,000	$ 2,460,000 333,000 151,000 330,000 39,000
Total current assets	2,031,000	3,313,000
Property and equipment, net	53,000	51,000
Patents, net	302,000	362,000
Other assets	51,000	59,000
Total assets	$ 2,437,000	$ 3,785,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt Current portion of deferred revenue	$ 2,410,000 857,000 7,517,000 264,000 2,750,000 248,000	$ 1,713,000 857,000 6,487,000 98,000 2,750,000 285,000
Total current liabilities	14,046,000	12,190,000
Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	335,000 16,300,000 2,829,000	1,507,000 4,430,000 3,264,000
Total liabilities	33,510,000	21,391,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,938.3617 shares issued at June 30,
2012 and 2,938.3617 shares issued at December 31, 2011
  Common stock - $.01 par value; authorized 130,000,000 shares;
     issued, 24,163,918 at June 30, 2012 and 23,890,787 at
     December 31, 2011
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 242,000 240,501,000 (4,000) (271,812,000)	- 239,000 237,600,000 (4,000) (255,441,000)
Total stockholders' deficit	(31,073,000)	(17,606,000)
Total liabilities and stockholders' deficit	$ 2,437,000	$ 3,785,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012		2011
Revenues
License revenues	$60,000	$87,000	$1,322,000		$174,000
Product sales	615,000	42,000	1,169,000		55,000
Royalties	15,000	21,000	36,000		41,000
Sponsored research and development	-	-	-		30,000
Total revenues	690,000	150,000	2,527,000		300,000

Expenses
Research and development	654,000	903,000	1,404,000		1,916,000
Product costs	63,000	37,000	122,000		46,000
Selling, general and administrative	1,406,000	1,404,000	3,069,000		2,620,000
Depreciation and amortization	19,000	59,000	73,000		120,000
Total expenses	2,142,000	2,403,000	4,668,000		4,702,000

Loss from operations	(1,452,000)	(2,253,000)	(2,141,000)		(4,402,000)

Interest and miscellaneous income	-	3,000	1,000		8,000
Interest and other expense Warrant extension expense	(169,000 -)	(356,000 -)	(338,000 (2,316,000	) )	(523,000 -)
Gain on change in fair value of derivative - warrants	431,000	939,000	1,172,000		2,174,000
Gain (loss) on change in fair value of derivative - preferred stock	(9,410,000)	403,000	(11,870,000)		(420,000)
	(9,148,000)	989,000	(13,351,000)		1,239,000
Net loss	(10,600,000)	(1,264,000)	(15,492,000)		(3,163,000)

Less preferred stock dividends	439,000	442,000	879,000		880,000
Net loss allocable to common stockholders	$(11,039,000)	$(1,706,000)	$(16,371,000)		$(4,043,000)

Basic/diluted net loss per common share
Net loss allocable to common stockholders	$(0.46)	$(0.09)	$(0.68)		$(0.21)

Weighted average basic and diluted common shares outstanding	24,160,686	19,387,906	24,116,316		19,315,142

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2011	23,891,000	$239,000	2,938.3617	$-	$237,600,000	$(4,000)	$(255,441,000)
Restricted common stock issued for services	15,000	-	-	-	21,000	-	-
Common stock issued for services	6,000	-	-	-	9,000	-	-
Common stock issued to directors and employees	222,000	2,000	-	-	300,000	-	-
Common stock issued for preferred dividends	11,000	-	-	-	13,000	-	-
Stock option compensation expense Warrant extension expense	- -	- -	- -	- -	114,000 2,316,000	-	-
Preferred dividends	-	-	-	-	-	-	(440,000)
Net loss	-	-	-	-	-	-	(4,892,000)
Balance at March 31, 2012	24,145,000	$241,000	2,938.3617	$-	$240,373,000	$(4,000)	$(260,773,000)

Restricted common stock issued for services	5,000	-	-	-	6,000	-	-
Common stock issued for services	7,000	-	-	-	6,000	-	-
Common stock issued for preferred dividends	7,000	1,000	-	-	8,000	-	-
Stock option compensation expense Preferred dividends	- -	- -	- -	- -	108,000 -	- -	- (439,000)
Net loss	-	-	-	-	-	-	(10,600,000)
Balance at June 30, 2012	24,164,000	$242,000	2,938.3617	$-	$240,501,000	$(4,000)	$(271,812,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,492,000)	$(3,163,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on change in fair value of derivative - warrants	(1,172,000)	(2,174,000)
Loss on change in fair value of derivative - preferred stock Warrant extension expense	11,870,000 2,316,000	420,000 -
Depreciation and amortization	73,000	120,000
Stock option compensation expense Stock issued to directors and employees	222,000 302,000	423,000 -
Stock issued for services	43,000	475,000
Change in operating assets and liabilities:
Receivables	(455,000)	967,000
Inventory	(130,000)	-
Prepaid expenses and other current assets	(5,000)	(5,000)
Other assets	8,000	(24,000)
Accounts payable and accrued expenses	697,000	(37,000)
Dividends payable	172,000	124,000
Accrued interest payable	166,000	399,000
Deferred revenue	(472,000)	(173,000)
Net cash used in operating activities	(1,857,000)	(2,648,000)

Cash flows from investing activities:
Capital expenditures	(15,000)	(39,000)
Net cash used in investing activities	(15,000)	(39,000)

Net decrease in cash and cash equivalents	(1,872,000)	(2,687,000)
Cash and cash equivalents at beginning of period	2,460,000	7,033,000
Cash and cash equivalents at end of period	$588,000	$4,346,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	22,000	1,000
Preferred stock dividends in dividends payable	$879,000	$880,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of stockholders' deficit for the three and six months ended June 30, 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2011 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2012. However, we do not have the funds on hand to pay the secured promissory note. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the June 30, 2012 presentation.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 2,322	$ 2,624	$ 2,262

Amortization expense related to intangible assets totaled $11,000 and $60,000 for each of the three and six months ended June 30, 2012 and totaled $53,000 and $106,000 for each of the three and six months ended June 30, 2011. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2012 is as follows (in thousands):

2012	$22
2013	44
2014	44
2015	44
2016	44
over 5 years	104

Total	$302

(3)           Note Payable

As of June 30, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note is due on September 13, 2012. The note is secured by all assets of the company.

(4)           Liquidity

The Company generated net loss allocable to common stockholders of $16,371,000 for the six months ended June 30, 2012 and a loss of $4,306,000 for the year ended December 31, 2011. At June 30, 2012, our working capital deficit was $12,015,000. As of June 30, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note is due on September 13, 2012. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected burn rate into the third quarter of 2012. We will require additional funds to continue operations. We do not have funds to pay the secured note. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

(in thousands)
Description	As of June 30, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$335	$-	$355	$-	$1,172
preferred stock	$16,300	$-	$-	$16,300	$(11,870)

(in thousands)
Description	As of December 31, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$1,507	$-	$1,507	$-	$3,580
preferred stock	$4,430	$-	$-	$4,430	$1,410

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at June 30, 2012 and December 31, 2011, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(6)           Stock Based Compensation

For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of $108,000 and $222,000, respectively. For the three and six months ended June 30, 2011 we recognized stock-based compensation expense of $242,000 and $423,000, respectively.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$33,000	$92,000	$74,000	$179,000
Selling, general and administrative	75,000	150,000	148,000	244,000
Stock-based compensation expense included in operating expense	$108,000	$242,000	$222,000	$423,000

For the three and six months ended June 30, 2012 we granted 510,000 and 510,000 stock options, respectively. For the three and six months ended June 30, 2011 we granted 475,000 and 575,000 stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the 2012 and 2011 first six months grants are as follows:

	6/30/12	6/30/11
Expected life(b)	5.5 yrs	6.04 yrs
Risk free interest rate	0.6%	2.0%
Expected volatility(a)	96%	119%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.