Form 10-Q
period 2012-09-30
ACCESS PHARMACEUTICALS INC
filed 2012-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

-	Common shares, $0.01 par value - 24,196,734 shares issued and outstanding as of November 14, 2012
-	Series A Convertible Preferred Stock, $0.01 par value - 2,938.3617 shares issued and outstanding as of November 14, 2012 and convertible into 58,767,234 shares of common stock
-	Series B Cumulative Convertible Preferred Stock, $0.01 par value – 1,000 shares issued and outstanding as of November 14, 2012 and convertible into 20,000,000 shares of common stock

ACCESS PHARMACEUTICALS, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2012
	(unaudited) and December 31, 2011	16

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and nine months ended September 30, 2012 and September 30, 2011	17

	Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
	for the three and nine months ended September 30, 2012	18

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2012 and September 30, 2011	19

	Notes to Unaudited Condensed Consolidated Financial Statements	20

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Under Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES		15

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, and revenues from sales and license agreements, and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management’s beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product, one product at Phase 2 of clinical development and several products in pre-clinical development. The success of our low priority clinical and pre-clinical programs will be dependent on our ability to enter into collaboration arrangements. Certain of our development programs are currently on hold and are dependent upon our ability to secure approved funding for such projects.

Marketed Product
·
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, the oral mucositis condition and our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard has been launched in Germany, Italy, the UK, Greece and the Nordic countries by SpePharm, formerly our commercial partner in the E.U. By mutual agreement, the partner agreement with SpePharm has been terminated. Per terms of the agreement, MuGard will continue to be commercially available for up to six months in Europe through SpePharm. We are actively seeking a new European commercial partner for MuGard. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. Our China partners anticipate commencing sales of MuGard in China in the first quarter of 2013.

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

·
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We were developing a product for the oral delivery of insulin, and had conducted sponsored development of a product for oral delivery of a number of peptides and RNAi therapeutics. We are currently searching for partners to license this technology.

·
CobaCyte®-mediated targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells, including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. We are currently searching for partners to license this technology.

Thiarabine, or 4-thio Ara-C, a next generation nucleoside analog which was licensed from Southern Research Institute. Previously named SR9025 and OSI-7836, the compound has been in two Phase 1/2 solid tumor human clinical trials and was shown to have anti-tumor activity. We were working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston and had initiated additional Phase 2 clinical trials in adult AML, ALL and other indications. In the third quarter we terminated our license with Southern Research Institute, terminated the trial and are no longer proceeding with this product.

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
(2)           Licensed from the School of Pharmacy, The University of London.

RECENT EVENTS

On October 25, 2012, we entered into a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with existing investors whereby we agreed to sell 1,000 shares of a newly created series of our preferred stock, designated “Series B Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series B Preferred Stock”) and issued warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share, for an aggregate purchase price of $10,000,000 (collectively, “the Series B Financing”).  The Series B Financing consisted of $4,703,000 of new cash investment and the capital conversion of approximately $5,297,000 of outstanding dividends payable on our Series A Preferred Stock into shares of Series B Preferred Stock. Certain terms of the Series B Preferred Stock are senior in right to the Company’s outstanding Series A Preferred Stock. The Series B Financing was approved by the requisite percentage of the holders of the Company’s Series A Preferred Stock and closed on October 25, 2012.

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

On February 10, 2012, we entered into amendment agreements for 4,581,816 outstanding warrants that extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants include unaffiliated warrant holders as well as SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. Such holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the nine months ended September 30, 2012. As of September 30, 2012, our cash and cash equivalents were $106,000 and our net cash burn rate for the nine months ended September 30, 2012, was approximately $231,000 per month. As of September 30, 2012, our working capital deficit was $8,135,000. Our working capital deficit at September 30, 2012 represented a decrease of $742,000 as compared to our working capital deficit as of December 31, 2011 of $8,877,000. The increase in the working capital deficit at September 30, 2012 reflects nine months of net operating costs. As of September 30, 2012, we had one secured promissory note outstanding in the principal amount of $2.75 million that was due on September 13, 2012. On November 2, 2012 we repaid in full to such promissory note in the principal amount of $2.75 million, plus accrued interest. The note and the security agreement are terminated and no further amounts are owed under the note or the security agreement.

On October 25, 2012, we entered into a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with existing investors whereby we agreed to sell 1,000 shares of a newly created series of our preferred stock, designated “Series B Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series B Preferred Stock”) and issued warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share, for an aggregate purchase price of $10,000,000.  The financing consisted of $4,703,000 of new cash investment and the capital conversion of approximately $5,297,000 of outstanding dividends payable on our Series A Preferred Stock into shares of Series B Preferred Stock. Certain terms of the Series B Preferred Stock are senior in right to the Company’s outstanding Series A Preferred Stock.  The Series B Financing was approved by the requisite percentage of the holders of the Company’s Series A Preferred Stock and closed on October 25, 2012.

As of November 14, 2012, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We reduced staff through layoffs, reduced hours for other staff and the executive officers have deferred a portion of their salary in order to conserve cash for operations.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2012 of $287,123,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the 4th quarter of 2013. Our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

THIRD QUARTER 2012 COMPARED TO THIRD QUARTER 2011

Product sales of MuGard in the United States totaled $781,000 for the third quarter of 2012 as compared with $82,000 for the same period of 2011, an increase of $699,000, due to increased sales and acceptance of our product. See sales table in Critical Accounting Policies and Estimates Relating to MuGard.

Our licensing revenue for the third quarter of 2012 was $62,000 as compared to $936,000 for the same period of 2011, a decrease of $874,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In 2011 we recorded a one-time recognition of license revenue from the termination of our license with Korean partner.

We recorded royalty revenue for MuGard in Europe of $28,000 for third quarter of 2012 as compared to $23,000 for the same period of 2011, an increase of $5,000.

Total research and development spending for the third quarter of 2012 was $308,000, as compared to $906,000 for the same period of 2011, a decrease of $598,000. The decrease in expenses was primarily due to:

·	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($296,000);
·	decreased salary and related costs ($127,000) from reduced scientific staff;
·	decreased stock compensation expense for lower expense of option grants for research and development employees ($98,000);
·	decreased scientific consulting costs ($67,000); and
·	other net decreases in research spending ($10,000).

Product costs for MuGard in the United States were $79,000 for the third quarter of 2012 as compared to $61,000 for the same period in 2011, an increase of $18,000.

Total selling, general and administrative expenses were $1,422,000 for the third quarter of 2012, a decrease of $380,000 compared to the same period in 2011 of $1,802,000. The decrease in expenses was due primarily to the following:

·	decreased general business consulting expenses due to less use of outside consultants in 2012 ($394,000) versus the same period in 2011;
·	decreased stock compensation expense for lower expense of option grants for selling, general and administrative employees ($161,000);
·	decreased salary and related costs ($140,000) from reduced general and administrative staff;
·	decreased net other general and administrative expenses ($46,000); and
·	increased MuGard product selling expenses ($361,000).

Depreciation and amortization was $18,000 for the third quarter of 2012 as compared to $56,000 for the same period in 2011, a decrease of $38,000, due to assets being fully depreciated.

Total operating expenses for the third quarter of 2012 were $1,827,000 as compared to total operating expenses of $2,825,000 for the same period of 2011, a decrease of $998,000 for the reasons listed above.

Interest and miscellaneous income was $111,000 for the third quarter of 2012 as compared to $1,283,000 for the same period of 2011, a decrease of $1,172,000. Miscellaneous income was higher in 2011 due to negotiated payables and write-offs of other accounts payable that occurred in 2011.

Interest and other expense was $186,000 for the third quarter of 2012 as compared to $237,000 in the same period of 2011, a decrease of $51,000. The decrease in interest and other expense was due to a pay down in the secured promissory note of $2.75 million.

We recorded a gain related to warrants classified as derivative liabilities of $64,000 for the third quarter of 2012 as compared to $1,138,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $13,900,000 for the third quarter of 2012 and a loss of $50,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $444,000 were accrued for the third quarter of 2012 and $447,000 for the same period of 2011, a decrease of $3,000. Dividends are due semi-annually in either cash or common stock.

Net loss allocable to common stockholders for the third quarter of 2012 was $15,311,000, or a $0.63 basic and diluted loss per common share, compared with a net loss of $97,000, or a $0.00 basic and diluted loss per common share, for the same period in 2011, an increased loss of $15,214,000.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Product sales of MuGard in the United States totaled $1,950,000 for the first nine months of 2012 as compared to $137,000 for the same period of 2011, an increase of $1,813,000 due to increased sales and acceptance of our product. See sales table in Critical Accounting Policies and Estimates Relating to MuGard.

Our licensing revenue for the first nine months of 2012 was $1,384,000 as compared to $1,110,000 for 2011, an increase of $274,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license with SpePharm for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

We recorded royalty revenue for MuGard in Europe of $64,000 for the first nine months of 2012 as compared to $64,000 for 2011.

Sponsored research and development revenues were $30,000 for the first nine months of 2011 with no revenues for the same period of 2012. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

Total research and development spending for the first nine months of 2012 was $1,712,000, as compared to $2,822,000 for 2011, a decrease of $1,110,000. The decrease in expenses was primarily due to:

·	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($625,000);
·	decreased stock compensation expense for lower expense of option grants for research and development employees ($202,000);
·	decreased scientific consulting costs ($196,000);
·	lower external development expenses ($84,000); and
·	other net decreases in research spending ($3,000).

Product costs for MuGard in the United States were $201,000 for the first nine months of 2012 as compared to $107,000 for the same period in 2011, an increase of $94,000.

Total selling, general and administrative expenses were $4,491,000 for the first nine months of 2012, an increase of $69,000 compared to the same period in 2011 of $4,422,000. The increase in expenses was due primarily to the following:

·	increased MuGard product selling expenses ($1,060,000);
·	increased salary and related costs ($99,000);
·	increased net other general and administrative expenses ($10,000);
·	decreased general business consulting expenses due to the higher use of outside consultants in 2011 ($842,000) versus the same period in 2012;
·	decreased sock compensation expense due to lower expense of option grants for selling, general and administrative employees and directors ($258,000); and

Depreciation and amortization was $91,000 for the first nine months of 2012 as compared to $176,000 for 2011, a decrease of $85,000.

Total operating expenses for the first nine months of 2012 were $6,495,000 as compared to total operating expenses of $7,527,000 for 2011, a decrease of $1,032,000 for the reasons listed above.

Interest and miscellaneous income was $112,000 for the first nine months of 2012 as compared to $1,291,000 for 2011, a decrease of $1,179,000. Miscellaneous income was higher in 2011 due to negotiated payables and write-offs of other accounts payable that occurred in 2011.

Interest and other expense was $524,000 for the first nine months of 2012 as compared to $760,000 in 2011, a decrease of $236,000. The decrease in interest and other expense was due to the repayment in full of the secured promissory note of $2.75 million plus accrued interest.

We recorded an expense of $2,316,000 in the first quarter of 2012 for amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants include unaffiliated warrant holders as well as SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. Such holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

We recorded a gain related to warrants classified as derivative liabilities of $1,236,000 for the first nine months of 2012 as compared to $3,312,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $25,770,000 for the first nine months of 2012 and a loss of $470,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $1,323,000 were accrued for the first nine months of 2012 and $1,327,000 for 2011, a decrease of $4,000.

Net loss allocable to common stockholders for the first nine months of 2012 was $31,682,000, or a $1.31 basic and diluted loss per common share, compared with net loss of $4,140,000, or a $0.21 basic and diluted loss per common share for the same period in 2011, an increased loss of $27,542,000.

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

(in thousands)	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended September 30, 2012	Nine months ended September 30, 2012
Gross sales	$577	$712	$877	$2,166
Cash discounts	5	13	7	25
Contract discounts	18	84	89	191
	$554	$615	$781	$1,950

	Three months ended March 31, 2011	Three months ended June 30, 2011	Three months ended September 30, 2011	Nine months ended September 30, 2011
Gross sales	$13	$43	$82	$138
Cash discounts	-	1	-	1
Contract discounts	-	-	-	-
	$13	$42	$82	$137

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

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) previously disclosed and discussed below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2011 that there is a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2011 relates to the monitoring and review of work performed by our CFO in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is performed solely by our CFO. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

On June 8, 2012, Alan W. Schmidt, a former shareholder of Genaera Corporation (“Genaera”) and unitholder of the Genaera Liquidating Trust (the “Trust”), filed a putative class action in the U.S. District Court for the Eastern District of Pennsylvania (Docket Number 2:12-cv-03265-BMS) against Access Pharmaceuticals, Inc., MacroChem Corporation, Jeffrey Davis, Steve Rouhandeh, Mark Alvino (the “Access Defendants”) and twenty-five other individuals and entities allegedly related to Genaera and/or the Trust. Schmidt claims that the Access Defendants aided and abetted alleged breaches of fiduciary duties by Genaera’s directors and the Trust in connection with the development of Pexiganan, a drug that Genaera licensed to MacroChem Corporation in 2007. Schmidt generally asserts that the Genaera directors and the Trust failed to obtain appropriate value for Pexiganan, and that the Access Defendants aided and abetted the Genaera directors and the Trust in connection with their performance and termination of the Pexiganan license. Schmidt seeks unspecified money damages. The case is in the preliminary stages. The Company believes the claims against the Access Defendants are without merit and intends to defend the matter vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our <>Series A Cumulative Convertible Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. The Company has accrued as of September 30, 2012, dividends payable in the aggregate amount of $8,062,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. As of September 30, 2012, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of September 30, 2012, $857,000 in liquidated damages. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008.

ITEM 4.                   MINE SAFETY DISCLOSURES.

None.

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
     ______________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such certification will not be deemed to be incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

                                                              ACCESS PHARMACEUTICALS, INC.

Date:	November 14, 2012	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2012	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets Cash and cash equivalents Receivables Inventory Restricted cash Prepaid expenses and other current assets	$ 106,000 481,000 236,000 - 28,000	$ 2,460,000 333,000 151,000 330,000 39,000
Total current assets	851,000	3,313,000
Property and equipment, net	46,000	51,000
Patents, net	291,000	362,000
Other assets	46,000	59,000
Total assets	$ 1,234,000	$ 3,785,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt Current portion of deferred revenue	$ 2,347,000 857,000 2,765,000 19,000 2,750,000 248,000	$ 1,713,000 857,000 6,487,000 98,000 2,750,000 285,000
Total current liabilities	8,986,000	12,190,000
Dividends payable to be converted to equity Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	5,297,000 271,000 30,200,000 2,768,000	- 1,507,000 4,430,000 3,264,000
Total liabilities	47,522,000	21,391,000
Commitments and contingencies
Stockholders' deficit
  Convertible Series A preferred stock - $.01 par value; authorized
      2,000,000 shares; 2,938.3617 shares issued at September 30,
      2012 and 2,938.3617 shares issued at December 31, 2011
  Common stock - $.01 par value; authorized 130,000,000 shares;
     issued, 24,182,153 at September 30, 2012 and 23,890,787 at
     December 31, 2011
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- 242,000 240,597,000 (4,000) (287,123,000)	- 239,000 237,600,000 (4,000) (255,441,000)
Total stockholders' deficit	(46,288,000)	(17,606,000)
Total liabilities and stockholders' deficit	$ 1,234,000	$ 3,785,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012		2011
Revenues
Product sales	$781,000	$82,000	$1,950,000		$137,000
License revenues	62,000	936,000	1,384,000		1,110,000
Royalties	28,000	23,000	64,000		64,000
Sponsored research and development	-	-	-		30,000
Total revenues	871,000	1,041,000	3,398,000		1,341,000

Expenses
Research and development	308,000	906,000	1,712,000		2,822,000
Product costs	79,000	61,000	201,000		107,000
Selling, general and administrative	1,422,000	1,802,000	4,491,000		4,422,000
Depreciation and amortization	18,000	56,000	91,000		176,000
Total expenses	1,827,000	2,825,000	6,495,000		7,527,000

Loss from operations	(956,000)	(1,784,000)	(3,097,000)		(6,186,000)

Interest and miscellaneous income	111,000	1,283,000	112,000		1,291,000
Interest and other expense Warrant extension expense	(186,000 -)	(237,000 -)	(524,000 (2,316,000	) )	(760,000 -)
Gain on change in fair value of derivative - warrants	64,000	1,138,000	1,236,000		3,312,000
Loss on change in fair value of derivative - preferred stock	(13,900,000)	(50,000)	(25,770,000)		(470,000)
	(13,911,000)	2,134,000	(27,262,000)		3,373,000

Net income (loss)	(14,867,000)	350,000	(30,359,000)		(2,813,000)

Less preferred stock dividends	444,000	447,000	1,323,000		1,327,000
Net loss allocable to common stockholders	$(15,311,000)	$(97,000)	$(31,682,000)		$(4,140,000)

Basic/diluted net loss per common share
Net loss allocable to common stockholders	$(0.63)	$(0.00)	$(1.31)		$(0.21)

Weighted average basic and diluted common shares outstanding	24,173,705	19,503,383	24,135,585		19,378,579

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2011	23,891,000	$239,000	2,938.3617	$-	$237,600,000	$(4,000)	$(255,441,000)
Restricted common stock issued for services	15,000	-	-	-	21,000	-	-
Common stock issued for services	6,000	-	-	-	9,000	-	-
Common stock issued to directors and employees	222,000	2,000	-	-	300,000	-	-
Common stock issued for preferred dividends	11,000	-	-	-	13,000	-	-
Stock option compensation expense Warrant extension expense	- -	- -	- -	- -	114,000 2,316,000	-	-
Preferred dividends	-	-	-	-	-	-	(440,000)
Net loss	-	-	-	-	-	-	(4,892,000)
Balance at March 31, 2012	24,145,000	$241,000	2,938.3617	$-	$240,373,000	$(4,000)	$(260,773,000)

Restricted common stock issued for services	5,000	-	-	-	6,000	-	-
Common stock issued for services	7,000	-	-	-	6,000	-	-
Common stock issued for preferred dividends	7,000	1,000	-	-	8,000	-	-
Stock option compensation expense Preferred dividends	- -	- -	- -	- -	108,000 -	- -	- (439,000)
Net loss	-	-	-	-	-	-	(10,600,000)
Balance at June 30, 2012	24,164,000	$242,000	2,938.3617	$-	$240,501,000	$(4,000)	$(271,812,000)
Common stock issued for services	18,000	-	-	-	11,000	-	-
Stock option compensation expense Preferred dividends	- -	- -	- -	- -	85,000 -	- -	- (444,000)
Net loss	-	-	-	-	-	-	(14,867,000)
Balance at September 30, 2012	24,182,000	$242,000	2,938.3617	$-	$240,597,000	$(4,000)	$(287,123,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,359,000)	$(2,813,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on change in fair value of derivative - warrants	(1,236,000)	(3,312,000)
Loss on change in fair value of derivative - preferred stock Warrant extension expense Gain on write-off and negotiated accounts payable	25,770,000 2,316,000 -	470,000 - (1,282,000)
Depreciation and amortization	91,000	176,000
Stock option compensation expense Stock issued to directors and employees	307,000 302,000	767,000 -
Stock issued for services	53,000	700,000
Change in operating assets and liabilities:
Receivables	(148,000)	899,000
Inventory	(85,000)	(192,000)
Prepaid expenses and other current assets Restricted cash	11,000 330,000	43,000 -
Other assets	13,000	(20,000)
Accounts payable and accrued expenses	634,000	(73,000)
Dividends payable	274,000	197,000
Accrued interest payable	(79,000)	(96,000)
Deferred revenue	(533,000)	(1,109,000)
Net cash used in operating activities	(2,339,000)	(5,645,000)

Cash flows from investing activities:
Capital expenditures	(15,000)	(40,000)
Net cash used in investing activities	(15,000)	(40,000)

Net decrease in cash and cash equivalents	(2,354,000)	(5,685,000)
Cash and cash equivalents at beginning of period	2,460,000	7,033,000
Cash and cash equivalents at end of period	$106,000	$1,348,000

Supplemental cash flow information:
Cash paid for interest	$330,000	$660,000

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	22,000	1,000
Preferred stock dividends in dividends payable	$1,323,000	$1,327,000

The accompanying notes are an integral part of these consolidated statements.

         Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2011 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the fourth quarter of 2013. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the September 30, 2012 presentation.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Patents	$ 2,624	$ 2,333	$ 2,624	$ 2,262

Amortization expense related to intangible assets totaled $11,000 and $71,000 for each of the three and nine months ended September 30, 2012 and totaled $53,000 and $159,000 for each of the three and nine months ended September 30, 2011. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2012 is as follows (in thousands):

2012	$11
2013	44
2014	44
2015	44
2016	44
over 5 years	104

Total	$291

(3)           Note Payable

As of September 30, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note was due on September 13, 2012. The note was secured by all assets of the company. See Note 8. Subsequent Events.

(4)           Liquidity

The Company generated net loss allocable to common stockholders of $31,682,000 for the nine months ended September 30, 2012 and a loss of $4,306,000 for the year ended December 31, 2011. At September 30, 2012, our working capital deficit was $8,135,000. As of September 30, 2012, we had one secured note outstanding in the principal amount of $2,750,000. The note was due on September 13, 2012 and paid in full on November 2, 2012. See Note 8. Subsequent Events. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected burn rate into the 4th quarter of 2013. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

(in thousands)
Description	As of September 30, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$271	$-	$271	$-	$1,236
preferred stock	$30,200	$-	$-	$30,200	$(25,770)

(in thousands)
Description	As of December 31, 2011	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability-
warrants	$1,507	$-	$1,507	$-	$3,580
preferred stock	$4,430	$-	$-	$4,430	$1,410

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at September 30, 2012 and December 31, 2011, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

 (6)           Stock Based Compensation

For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of $85,000 and $307,000, respectively. For the three and nine months ended September 30, 2011 we recognized stock-based compensation expense of $344,000 and $767,000, respectively.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2012 and 2011:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$9,000	$103,000	$83,000	$282,000
Selling, general and administrative	76,000	241,000	224,000	485,000
Stock-based compensation expense included in operating expense	$85,000	$344,000	$307,000	$767,000

For the three and nine months ended September 30, 2012 we granted 0 and 510,000 stock options, respectively. For the three and nine months ended September 30, 2011 we granted 0 and 575,000 stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the 2012 and 2011 first nine months grants are as follows:

	9/30/12	9/30/11
Expected life(b)	5.5 yrs	6.04 yrs
Risk free interest rate	0.6%	2.3%
Expected volatility(a)	96%	123%
Expected dividend yield	0.0%	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(7)     Litigation

On June 8, 2012, Alan W. Schmidt, a former shareholder of Genaera Corporation (“Genaera”) and unitholder of the Genaera Liquidating Trust (the “Trust”), filed a putative class action in the U.S. District Court for the Eastern District of Pennsylvania (Docket Number 2:12-cv-03265-BMS) against Access Pharmaceuticals, Inc., MacroChem Corporation, Jeffrey Davis, Steve Rouhandeh, Mark Alvino (the “Access Defendants”) and twenty-five other individuals and entities allegedly related to Genaera and/or the Trust.  Schmidt claims that the Access Defendants aided and abetted alleged breaches of fiduciary duties by Genaera’s directors and the Trust in connection with the development of Pexiganan, a drug that Genaera licensed to MacroChem Corporation in 2007.  Schmidt generally asserts that the Genaera directors and the Trust failed to obtain appropriate value for Pexiganan, and that the Access Defendants aided and abetted the Genaera directors and the Trust in connection with their performance and termination of the Pexiganan license. Schmidt seeks unspecified money damages.  The case is in the preliminary stages.  The Company believes the claims against the Access Defendants are without merit and intends to defend the matter vigorously.

(8) Subsequent Events

On October 25, 2012, we entered into a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with existing investors whereby we agreed to sell 1,000 shares of a newly created series of our preferred stock, designated “Series B Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series B Preferred Stock”) and issued warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share, for an aggregate purchase price of $10,000,000. The financing consisted of $4,703,000 of new cash investment and the capital conversion of approximately $5,297,000 of outstanding dividends payable on our Series A Preferred Stock into shares of Series B Preferred Stock. Certain terms of the Series B Preferred Stock are senior in right to the Company’s outstanding Series A Preferred Stock. The Series B Financing was approved by the requisite percentage of the holders of the Company’s Series A Preferred Stock and closed on October 25, 2012.

On November 2, 2012 we paid in full our secured noteholder $2,750,000 plus accrued interest. The note and the security agreement are terminated and no further amounts are owed under the note or the security agreement.