Form 10-K
period 2012-12-31
ACCESS PHARMACEUTICALS INC
filed 2013-03-20
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 Stemmons Freeway, Suite 176, Dallas, TX	75207
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o  No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2012, was approximately $15,637,000.

The number of shares outstanding of the registrant’s common stock as of March 19, 2013 was 24,732,312 shares. Also outstanding at March 19, 2013 were 2,913.3617 shares of Series A Cumulative Convertible Preferred Stock convertible into 58,267,234 shares of common stock and 1,000.0 shares of Series B Cumulative Convertible Preferred Stock convertible into 20,000,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-K to conform such statements to actual results and, except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Business

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Form 10-K to conform such statements to actual results and, except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Marketed Product

●
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $2.1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the United States in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, on the oral mucositis condition and on our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. MuGard was launched in certain European countries by SpePharm Holding, B.V. (“SpePharm”). By mutual agreement, the partner agreement with SpePharm was terminated in 2012. We are actively seeking a new European commercial partner for MuGard. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. Our China partners anticipate sales of MuGard will begin in China in the second quarter of 2013.

Product Candidates

●
Our candidate for the treatment of cancer is ProLindac™, a nanopolymer Diamino Cyclohexane (“DACH”)-platinum prodrug. We have completed and evaluated data from several clinical trials with ProLindac. No additional trials have been initiated this year in the US and in Europe as the company is focusing its resources on growing sales of MuGard. We are working with our partner in China towards the initiation of clinical trials of ProLindac in China. Clinical studies of other indications including liver, colorectal and ovarian cancer are under consideration by Jiangsu Aosaikang Pharmaceutical Co., Ltd, our licensee for ProLindac in China. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (Eloxatin; Sanofi-Aventis), which has had annual sales in excess of $2.0 billion.

●
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We have been developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of a number of peptides and RNAi therapeutics. We are currently seeking partners to license this technology.\

●
CobaCyte®-mediated targeted delivery is a preclinical technology which makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. We are currently seeking partners to license this technology.

Thiarabine, or 4-thio Ara-C, a next generation nucleoside analog which was licensed from Southern Research Institute. Previously named SR9025 and OSI-7836, the compound has been in two Phase 1/2 solid tumor human clinical trials and was shown to have anti-tumor activity. We were working with leukemia and lymphoma specialists at MD Anderson Cancer Center in Houston and had initiated additional Phase 2 clinical trials in adult AML, ALL and other indications. In the third quarter of 2012 we terminated our license with Southern Research Institute, terminated the trial and are no longer proceeding with this product.

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
(2)           Licensed from the School of Pharmacy, The University of London.

Approved Product

MuGard™

Overview of MuGard
Mucositis is a debilitating condition involving extensive ulceration of the oral cavity that affects annually an estimated 400,000 cancer patients in the United States undergoing chemotherapy and radiation treatment. We believe that any treatment that would accelerate healing and/or diminish the rate of appearance of mucositis would have a significant beneficial impact on the quality of life of these patients and may allow for more aggressive chemotherapy. We believe the potential addressable market for a mucositis product could be over $2.1 billion world-wide.

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

In August 2007 we signed a definitive licensing agreement with SpePharm under which SpePharm was to market MuGard in Europe. MuGard sales started in Europe in the second quarter of 2009. The agreement with SpePharm was terminated in 2012 and we are actively seeking a new European commercial partner for MuGard sales. In January 2008, we signed a definitive licensing agreement with RHEI Pharmaceuticals, Inc. (“RHEI”), which was later sub-licensed to Jian An Pharmaceutical Ltd (“Jian An”), under which Jian An markets MuGard in China and other Southeast Asian countries.

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

Current Status of MuGard
We launched MuGard in the U.S. in the fourth quarter of 2010. MuGard had been launched in Germany, Italy, UK, Greece and the Nordic countries by our former European commercial partner, SpePharm. Our partners in China have received registration and marketing approvals.

Access initiated a new clinical study of the safety and effectiveness of MuGard in the first quarter of 2011. Accrual into this study is ongoing. The study is a controlled, randomized, double-blinded trial of MuGard with a standard treatment for mucositis as a comparator in patients receiving chemoradiation for head and neck cancer. Interim results were announced in mid-2012 indicating that patients on MuGard had lower scores of mouth and throat soreness than those in the control group, in spite of the fact that more patients in the control group used opiate analgesics and control group patients used opiates longer than those in the MuGard group. Patients in the MuGard group had less weight loss than those in the control group indicating that patients in the MuGard group had a superior nutritional status. Several parameters comparing patients in the MuGard group to those in the control group already showed a statistically significant difference. In all these cases, the average scores for MuGard were superior to those for patients in the control group. The study is continuing to enroll patients to increase the total patient population.

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

Currently, platinum compounds are one of the largest selling categories of chemotherapeutic agents, with annual worldwide sales in excess of $2.0 billion in 2010. As is the case with all chemotherapeutic drugs, the use of such compounds is associated with serious systemic side effects. The drug development goal therefore is to enhance delivery of the active drug to the tumor and minimize the amount of active drug affecting normal organs in the body.

Utilizing a biocompatible water-soluble polymer (hydroxypropylmerthacrylamide or “HPMA”) as a drug carrier, our drug candidate ProLindac, links DACH platinum to a polymer in a manner which permits the selective release of the active drug to the tumor by several mechanisms. The main release mechanism takes advantage of the differential pH in tumor tissue compared to healthy tissue. The polymer also capitalizes on the biological differences in the permeability of blood vessels at tumor sites versus normal tissue. In this way, tumor selective delivery and platinum release is achieved. The ability of ProLindac to inhibit tumor growth has been evaluated in more than ten preclinical models. Compared with the marketed product oxaliplatin, ProLindac was superior, and in several cases markedly superior in most of these models. Preclinical studies of the delivery of platinum to tumors in an animal model have shown that, compared with oxaliplatin at equitoxic doses, ProLindac delivers in excess of 16 times more platinum to the tumor. An analysis of tumor DNA, which is the main target for anti-cancer platinum agents, has shown that ProLindac delivers approximately 14 times more platinum to tumor DNA than oxaliplatin. Results from preclinical efficacy studies conducted in the B16 melanoma and other tumor models have also shown that ProLindac is superior to oxaliplatin in inhibiting the growth of tumors. An extensive preclinical package has been developed supporting the development of ProLindac.

We have completed and evaluated data from several clinical trials with ProLindac. No additional trials have been initiated this year in the US and in Europe as the company is focusing its resources on growing sales of MuGard. We are working with our partner in China towards the initiation of clinical trials of ProLindac in China.

Drug Development Strategy

We have a rich potential pipeline of products and product candidates ranging from preclinical development candidates to one approved product. To maximize return on this portfolio, we plan to develop in-house and with collaborators the following products and technologies: MuGard, ProLindac, and CobaCyte/CobOral.

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

Our strategy is to focus on our polymer therapeutic program for the treatment of cancer while continuing to develop technologies such as CobOral-mediated oral drug delivery and CobaCyte-mediated tumor targeting which could provide us with a revenue stream in the short term through commercialization or outlicensing to fund our longer-term polymer and oncology drug development programs such as ProLindac. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

We will continue to evaluate the most cost-effective methods to advance our programs. We plan to contract certain research and development, manufacturing and manufacturing scaleup, preclinical testing and product production to research organizations, contract manufacturers and strategic partners as appropriate to achieve cost savings and accelerate our development programs. We also plan to expand our internal core capabilities and infrastructure in the areas of chemistry, formulation, analytical methods development, clinical development, biology and project management to maximize product opportunities in a timely manner.

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

Once the product candidate has been successfully screened in pilot testing, our scientists, together with external consultants, assist in designing and performing the necessary preclinical efficacy, pharmacokinetic and toxicology studies required to obtain regulatory approval to conduct clinical trials. External investigators and scaleup manufacturing facilities are selected in conjunction with our consultants. The initial Phase 1 and Phase 2 studies are conducted by institutions and investigators supervised and monitored by our employees and contract research organizations. We do not plan to have an extensive clinical development organization as we plan to have the advanced phases of this process conducted by a development partner. We expect to engage a contract research organization to perform Phase 3 clinical studies to the extent they are conducted.

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

We expended approximately $2,010,000 and $3,579,000 on research and development during the years 2012 and 2011, respectively.

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

Core Drug Delivery Technology Platforms and Technologies

Our current drug delivery technology platforms for use in cancer chemotherapy are:
●	Synthetic Polymer Targeted Drug Delivery Technology;
●	CobOral®-Mediated Oral Delivery Technology; and
●	CobaCyte®-Mediated Targeted Delivery Technology.

 Each of these platforms is discussed below:

Synthetic Polymer Targeted Drug Delivery Technology

Our technology originally came from a collaboration with The School of Pharmacy, University of London, and we developed a synthetic polymer technology, which utilizes a HPMA polymer with platinum, designed to exploit enhanced permeability and retention effect, or EPR, at tumor sites to selectively accumulate drug and control drug release. This technology is employed in our lead clinical program, ProLindac. Many solid tumors possess vasculature that is hyperpermeable, or leaky, to macromolecules. In addition to this enhanced permeability, tumors usually lack effective lymphatic and/or capillary drainage. Consequently, tumors selectively accumulate circulating macromolecules, including, for example, up to 10% of an intravenous dose in mice. The increased tumor uptake of macromolecules and decreased clearance are the main elements of EPR, and is thought to constitute the mechanism of action of styrene-maleic/anhydride-neocarzinostatin, or SMANCS, a polymer therapeutic which is in regular clinical use in Japan for the treatment of hepatoma. These polymers take advantage of endothelial permeability as the drug-carrying polymers are trapped in tumors and then taken up by tumor cells. Linkages between the polymer and drug can be designed to be cleaved extracellularly or intracellularly. Utilizing the principles of prodrugs, the drug is essentially inert while attached to the polymer, but is released inside the tumor mass while polymer/drug not delivered to tumors is cleared from the body via the kidneys. For example, ProLindac is attached to a pH-sensitive linker which releases the platinum cytotoxic agent much faster in the low pH environments found typically outside of hypoxic tumor cells and within specific compartments inside of tumor cells. Data generated in animal studies have shown that the polymer/drug complexes are far less toxic than free drug alone and that greater efficacy can be achieved. Thus, these polymer complexes have demonstrated significant improvement in the therapeutic index of anti-cancer drugs, including, for example, platinum.

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

Our scientists discovered that VB12 will still be transported by this process even when drugs, macromolecules, or nanoparticles are coupled to the VB12. Thus CobOral (VB12 conjugatges of drugs, macromolecules, or nanoparticles) serves as a carrier to transfer these materials from the intestinal lumen to the bloodstream. For drugs and macromolecules that are stable in the gastro-intestinal tract, the drug or macromolecule can be coupled directly (or via a linker) to CobOral. If the capacity of the CobOral transport system is inadequate to provide an effective blood concentration of the active, transport can be amplified by attaching many molecules of the drug to a polymer, to which CobOral is also attached. A further option, especially for drugs and macromolecules that are unstable in the intestine, is to formulate the drug in a nanoparticle which is then coated with CobOral. Once in the bloodstream, the active is released by diffusion and/or erosion of the nanoparticle. Utilization of nanoparticles also serves to “amplify” delivery by transporting many molecules at one time due to the inherently large nanoparticle volume compared with the size of the drug.

Our proprietary position in this technology involves the conjugation of CobOral or its analogs to a polymer to which the drug to be delivered is also attached, or to a nanoparticle in which the drug is incorporated. Since many molecules of the drug are attached to a single polymer strand, or are incorporated in a single nanoparticle, oral uptake is amplified compared to simpler conjugates involving one molecule of the vitamin with one drug molecule. However, in situations when such a simple conjugate might be preferred, our patents also encompass these vitamin-drug conjugates.

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

Two basic types of targeting approaches are utilized - passive tumor targeting and active tumor targeting.

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

Current Status of CobOral and CobaCyte
Access has ongoing collaborations with several companies to examine the application of Access' vitamin B12 drug delivery technologies for oral and targeted delivery of actives. These collaborations are focused on improved peptide delivery in the treatment of diabetes and cancer, and in the delivery of RNAi therapeutics to specific target genes.

In a collaboration with a leading RNAi therapeutics company, promising preliminary data were obtained by our collaborator showing that the CobaCyte delivery technology enhanced oligonulceotide delivery to target cells in vitro. Discussions are ongoing to conduct additional studies aimed at providing additional proof-of-concept data supporting the potential of CobaCyte targeting of RNAi therapies.

Other Key Developments

On November 2, 2012 we paid our secured noteholder $2,750,000 plus accrued interest. The note and the security agreement are terminated and no further amounts are owed under the note or the security agreement.

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

On February 24, 2012, we announced that our MuGard partner in China, RHEI, received regulatory and marketing approval for MuGard from the State Food and Drug Administration to treat oral mucositis in cancer patients. Manufacturing will commence shortly in the United States to meet the demand created by Jian An, RHEI's sales and marketing partner in China.

On February 16, 2012, we announced that Children’s Hospital of Colorado has added MuGard to its hospital pharmacy formulary. Children and young adults undergoing cancer treatment will now have direct access to MuGard from the first day of cancer treatment to manage oral mucositis, characterized by inflammation and erythema or ulcerations throughout the oral mucosa.

On February 10, 2012, we entered into amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants are SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. These holders may be deemed to be affiliates of Jeffrey B. Davis, our Chief Executive Officer, and Steven H. Rouhandeh, a director, respectively, as well as other un-affiliated warrant holders. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

Corporate Information

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. Our principal executive office is located at 2600 Stemmons Freeway, Suite 176, Dallas, Texas 75207. Our telephone number is (214) 905-5100.

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

For our mucoadhesive liquid technology, used in MuGard, two U.S. patents have been issued, one European patent has been granted and one European patent application is under review. The European patent has been issued in 19 European countries. Patents have also been granted, or are under review, in several other major territories worldwide. Our mucoadhesive liquid technology patents and applications cover a range of products for a variety of diseases and conditions affecting the oral cavity, including the management of the various phases of mucositis.

Five U.S. patents and two European patents were issued and two European patent applications are pending for polymer platinum compounds, used in ProLindac. The patents and patent applications are the result in part of our collaboration with The School of Pharmacy, University of London, from which the technology has been licensed and include a synthetic polymer, hydroxypropylmethacrylamide incorporating platinates, that can be used to exploit enhanced permeability and retention in tumors and control drug release. The patents and patent applications include a pharmaceutical composition for use in tumor treatment comprising a polymer-platinum compound through linkages that are designed to be cleaved under selected conditions to yield a platinum which is selectively released at a tumor site. The patents and patent applications also include methods for improving the pharmaceutical properties of platinum compounds.

We have two patented CobaCyte/CobOral-mediated targeted therapeutic technologies:

●
two U.S. patents and several U.S. and worldwide patent applications for the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders; and

●
six U.S. patents and two European patents and several U.S. and worldwide patent applications  for oral delivery of a wide variety of molecules which cannot otherwise be orally administered, utilizing the active transport mechanism which transports vitamin B12 into the systemic circulation.

We also have intellectual property in connection with the use of other B vitamins, folic acid and biotin, used in conjunction with vitamin B12 for targeting of nanoparticles and polymer therapeutics. Enhanced tumor delivery is achieved by targeting folate receptors, which are upregulated in certain tumor types.

Our patents for the following technologies expire in the years and during the date ranges indicated below:
●	MuGard mucoadhesive technology in 2030,
●	ProLindac™ in 2021, and
●	CobaCyte/CobOral mediated technology between 2013 and 2030.

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

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an Investigational New Drug (“IND”) application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a New Drug Application (NDA) prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase 1 the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages and in some indications such as cancer and HIV, as preliminary evidence of efficacy in humans. Phase 2 involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, and initial efficacy is established in Phase 2, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit-to-risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

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

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain development projects for products to treat or prevent certain diseases targeted by us, and the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

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

ActoGeniX N.V., Alder Biopharmaceuticals, Inc., Applied Protein Sciences, LLC, Avaxia Biologics, Inc, BioAlliance Pharma S.A., Camurus AB, EUSA Pharma, Galera Therapeutics, Inc. Maya Biotech Ltd. , NephRx, Piramal Healthcare Ltd., PolyMedix, Inc.,. Soligenix, Inc. and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology. Products which are marketed to treat mucositis are Caphosol by EUSA Pharma and Kepivance by Biovitrum.

The following products may compete with polymer platinate:

•	Cisplatin, marketed by Bristol-Myers Squibb, the originator of the drug, and several generic manufacturers;
•	Carboplatin, marketed by Bristol-Myers Squibb in the U.S.; and several generic manufacturers, and
•	Oxaliplatin, marketed by Sanofi-Aventis and several generic manufacturers.

The following companies are working on therapies and formulations that may be competitive with our polymer platinate:

•	Regulon is developing liposomal platinum formulations;
•	Nanocarrier and Debio are developing micellar nanoparticle platinum formulations; and
•	Daiichi, Mersana Therapeutics, Nektar Therapeutics, Vivamer, Serina Therapeutics, SynDevRx, and Enzon are developing alternate drugs in combination with polymers and other drug delivery systems.

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

Employees

As of March 19, 2013, we had eight full-time employees, one of whom has advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our website, www.accesspharma.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors (the “Board”) and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Access Pharmaceuticals, Inc., 2600 Stemmons Freeway, Suite 176, Dallas, TX 75207 attn: Investor Relations

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Jeffrey B. Davis, 49 has been our Chief Executive Officer since December 26, 2007. Previously, Mr. Davis was Chairman of the Board, member of the Executive Committee and a Chairman of the Compensation Committee of the Board. Previously, Mr. Davis served in a variety of senior investment banking and management positions and in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of Uluru, Inc.

David P. Nowotnik, Ph.D., 64, has been Senior Vice President Research and Development since January 2003 and was Vice President Research and Development from 1998 until 2003. From 1994 until 1998, Dr. Nowotnik had been with Guilford Pharmaceuticals, Inc. in the position of Senior Director, Product Development and was responsible for a team of scientists developing polymeric controlled-release drug delivery systems. From 1988 to 1994 he was with Bristol-Myers Squibb researching and developing technetium radiopharmaceuticals and MRI contrast agents. From 1977 to 1988 he was with Amersham International leading the project which resulted in the discovery and development of Ceretec.

Mr. Stephen B. Thompson, 59, has been a Vice President since 2000 and our Chief Financial Officer since 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc. a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

ITEM 1A.  RISK FACTORS

Risks relating to our business and industry

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $268.0 million through December 31, 2012. Net losses allocable to common stockholders for the years ended 2012 and 2011 were $12.5 million and $4.3 million, respectively. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the year ended December 31, 2012 was approximately $331,000 per month. We project our cash disbursements from operations for the next twelve months to be approximately $565,000 per month, excluding offsetting product and royalty revenues. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements into the third quarter of 2013. We will need to raise substantial additional capital to support our ongoing operations.

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

To date, we have funded our operations primarily through private sales of common stock, preferred stock and convertible notes. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our ability to successfully market MuGard in North America, Europe and China or to complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We are not expecting any significant revenues in the short-term from our products or product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, and any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

We may not successfully commercialize our drug candidates.

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

●	some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
●	our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;
●	it may be difficult to manufacture or market our drug candidates on a large scale;
●	proprietary rights of third parties may preclude us from marketing our drug candidates; and
●	third parties may market superior or equivalent drugs.

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

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.

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

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

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

We depend on licenses from third parties and the maintenance of our licenses is necessary for our success.

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

Lower prices for pharmaceutical products may result from:

·	third-party-payers' increasing challenges to the prices charged for medical products and services;

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

We will be required to pay liquidated damages to certain investors if we do not maintain an effective registration statement relating to common stock issuable upon conversion of our Convertible Preferred Stock, upon exercise of certain warrants or the issuance of certain dividends.

Pursuant to issuing Convertible Preferred Stock and warrants, we entered into an Investor Rights Agreement with the purchasers of Convertible Preferred Stock.  The Investor Rights Agreement requires, among other things, that we maintain an effective registration statement for common stock issuable upon conversion of Convertible Preferred Stock or upon exercise of certain warrants.  We have failed to maintain such an effective registration statement and, as a result, we may be required to pay liquidated damages to certain holders of such Convertible Preferred Stock and warrants for the period of time in which an effective registration statement was not in place.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares we may issue or be obligated to issue in the future. Substantially all of the shares of our common stock that were outstanding as of March 19, 2013, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer. Because of the material weakness described above, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

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

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission ("SEC") or other regulatory authorities.

Risks related to our common stock

We have issued and outstanding shares of Convertible Preferred Stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Convertible Preferred Stock grants the holders of such preferred stock anti-dilution, dividend and liquidations rights that are superior to those held by the holders of our common stock.

If we issue certain shares of our common stock or common stock equivalents at a price below $0.50 per share, the exercise price of certain of our outstanding warrants will be automatically lowered to the common stock issue price.

Certain of our warrants contain a price protection mechanisms in which the exercise price of these the warrants will automatically be lowered in the event we issue certain shares of our common stock for a price less than $0.50 per share.

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

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates; Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.); and Lake End Capital LLC each beneficially owned approximately 71.3%, 9.6%, and 5.6%, respectively, of our common stock on an as converted basis as of March 19, 2013. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders

ITEM 2.      PROPERTIES

We maintain one facility of approximately 9,000 square feet for administrative offices and laboratories in Dallas, Texas on a month to month lease.

We also maintain approximately 2,000 square feet of business office suites for administrative offices in New York, New York. We have a lease agreement for the facility, which terminates in August 2013.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.      LEGAL PROCEEDINGS

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June, 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company executives (the “Access Defendants”).  With respect to the Access Defendants, the complaint alleges direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012 Schmidt filed an amended complaint which asserts substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. Schmidt has not yet responded to the Access Defendants’ motion to dismiss. The Company has advised that its intends to defend the lawsuit vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND ISSURER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ACCP since June 5, 2006.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2012 and 2011. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2012
First quarter	$ 1.44	$ 0.98
Second quarter	1.23	0.45
Third quarter	0.73	0.32
Fourth quarter	0.45	0.22

Fiscal Year Ended December 31, 2011
First quarter	$ 2.59	$ 1.95
Second quarter	2.30	1.75
Third quarter	2.45	1.74
Fourth quarter	1.90	1.32

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

We are required, however, to pay dividends on our Series A preferred stock at the rate of 6% per year. We are also required to pay dividends on our Series B preferred stock at the rate of 12% per year

The number of record holders of our common stock at March 19, 2013 was approximately 6,900. On March 19, 2013, the closing price for the common stock as quoted on the OTCBB was $0.24. There were 24,732,312  shares of common stock outstanding at March 19, 2013.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column
	(a)	(b)	(c)

Equity compensation plans
approved by security
holders:
2005 Equity Incentive Plan	2,663,784	$1.36	1,091,702
1995 Stock Awards Plan	39,500	15.87	-

Equity compensation plans
not approved by security
holders:
2007 Special Stock Option Plan	-	-	450,000
Total	2,703,284	$1.57	1,541,702

The 2007 Special Stock Option Plan

The 2007 Special Stock Option Plan (Plan) was adopted by the Board in January 2007. The Plan is not intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Code). The Plan allows for the issuance of options to acquire up to 450,000 shares of our common stock none of which have been issued. The purpose of the Plan is to encourage ownership of common stock by employees, consultants, advisors and directors and to provide additional incentive for them to promote the success of our business. The Plan provides for the grant of non-qualified stock options to employees (including officers, directors, advisors and consultants). The Plan will expire in January 2017, unless earlier terminated by the Board.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

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

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We,” “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product, one product in Phase 2 of clinical development and several products in pre-clinical development.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Product sales of MuGard in the United States totaled $2,865,000 for the year ended December 31, 2012 as compared to $539,000 for the same period of 2011, an increase of $2,326,000 due to increased sales and acceptance of our product. See sales table in Critical Accounting Policies and Estimates Relating to MuGard.

Our licensing revenue for the year ended December 31, 2012 was $1,446,000 as compared to $1,181,000 for 2011, an increase of $265,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license with SpePharm for MuGard for EU territories and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

We recorded royalty revenue for MuGard in Europe of $93,000 for the year ended December 31, 2012 as compared to $89,000 for 2011.

Sponsored research and development revenues were $30,000 for the year ended December 31, 2011 with no revenues for the same period of 2012. The revenues in 2011 are for research collaborations on our CobOral and CobaCyte projects.

Total research and development spending for the year ended December 31, 2012 was $2,010,000, as compared to $3,579,000 for 2011, a decrease of $1,569,000. The decrease in expenses was primarily due to:

●	decreased clinical development with trials for ProLindac, MuGard and Thiarabine ($638,000);
●	decreased stock compensation expense for lower expense of option grants for research and development employees ($282,000);
●	decreased scientific consulting costs ($216,000);
●	lower salary and related expneses ($206,000) due to the shut down of our laboratory;
●	lower external development expenses ($107,000); and
●	other net decreases in research spending ($120,000).

Product costs for MuGard in the United States were $267,000 for the year ended December 31, 2012 as compared to $148,000 for the same period in 2011, an increase of $119,000 due to the increased sales of our product.

Total selling, general and administrative expenses were $6,024,000 for the year ended December 31, 2012, an increase of $269,000 compared to the same period in 2011 of $5,755,000. The increase in expenses was due primarily to the following:

●	increased MuGard product selling expenses ($1,343,000);
●	increased professional fees ($235,000);
●	decreased general business consulting expenses due to the higher use of outside consultants in 2011 ($821,000) versus the same period in 2012;
●	decreased sock compensation expense due to lower expense of option grants for selling, general and administrative employees and directors ($395,000); and
●	decreased net other general and administrative expenses ($93,000).

Depreciation and amortization was $419,000 for the year ended December 31, 2012 as compared to $233,000 for 2011, an increase of $186,000. Patents related to the 2012 terminated Thiarabine project were further amortized $291,000. Assets related to the laboratory which was shut down in 2012 were further depreciated $29,000. All of the patents have been fully amortized and most of the assets are fully depreciated.

Total operating expenses for the year ended December 31, 2012 were $8,720,000 as compared to total operating expenses of $9,715,000 for 2011, a decrease of $995,000 for the reasons listed above.

Interest and miscellaneous income was $242,000 for the year ended December 31, 2012 as compared to $1,334,000 for 2011, a decrease of $1,092,000. Miscellaneous income was higher in 2011 due to negotiated payables and write-offs of other accounts payable that occurred in 2011.

Interest and other expense was $608,000 for the year ended December 31, 2012 as compared to $963,000 in 2011, a decrease of $355,000. The decrease in interest and other expense was due to the repayment in full of the secured promissory note of $2.75 million plus accrued interest.

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

We recorded a gain related to warrants classified as derivative liabilities of $1,236,000 for the year ended December 31, 2012 as compared to $3,580,000 for the same period of 2011. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a loss for the derivative liability related to preferred stock of $4,770,000 for the year ended December 31, 2012 and a gain of $1,410,000 for the same period of 2011. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Convertible Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $1,999,000 were accrued for the year ended December 31, 2012 and $1,774,000 for 2011, an increase of $225,000.

Net loss allocable to common stockholders for the year ended December 31, 2012 was $12,531,000, or a $0.52 basic and diluted loss per common share, compared with net loss of $4,306,000, or a $0.22 basic and diluted loss per common share for the same period in 2011, an increased loss of $8,225,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the year ended December 31, 2012. As of December 31, 2012, our cash and cash equivalents were $396,000 and our net cash burn rate for the year ended December 31, 2012, was approximately $331,000 per month. As of December 31, 2012, our working capital deficit was $4,948,000. Our working capital deficit at December 31, 2012 represented an increase of $3,929,000 as compared to our working capital deficit as of December 31, 2011 of $8,877,000. The increase in the working capital deficit at December 31, 2012 reflects twelve months of net operating costs, repayment of $2.75 million of the outstanding loan offset by $4,654,000 net proceeds from the October 2012 private placement of Series B preferred stock.

As of March 18, 2013, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2012 of $267,972,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2013. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

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

(in thousands)	Twelve Months ended		Inception To
	December 31,		Date (1)
Project	2012	2011
Polymer Platinate (ProLindac™)	$505	$1,618	$32,946
MuGard	1,033	1,310	4,290
Others (2)	472	651	6,883
Total	$2,010	$3,579	$44,119

(1)	Cumulative spending from inception of the Company or project through December 31, 2012.
(2)	Includes: CobOral, CobaCyte and other projects.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are often different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Asset Impairment
Our intangible assets at December 31, 2012 were fully amortized or impaired. At December 31, 2011 they consisted primarily of patents acquired in acquisitions and licenses which were recorded at fair value on the acquisition date.

Receivables
Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2012 and 2011, no allowance was recorded as all accounts are considered collectible.

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

(in thousands)	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended Sept 30, 2012	Three months ended Dec 31, 2012	Twelve months ended December 31, 2012
Gross sales	$577	$712	$877	$1,048	$3,214
Cash discounts	5	13	7	9	34
Contract discounts	18	84	89	124	315
	$554	$615	$781	$915	$2,865

	Three months ended March 31, 2011	Three months ended June 30, 2011	Three months ended Sept 30, 2011	Three months ended Dec 31, 2011	Twelve months ended December 31, 2011
Gross sales	$13	$43	$82	$410	$548
Cash discounts	-	1	-	1	2
Contract discounts	-	-	-	7	7
	$13	$42	$82	$402	$539

License Revenues and Royalties

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

Stock-based compensation expense recognized for the years ended December 31, 2012 and 2011 was approximately $1,066,000 and $1,066,000, respectively.

Off-Balance Sheet Transactions

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report Form 10-K on pages F-1 through F-23 hereto. Reference is made to Item 15 of this Form -10-K.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the COSO in Internal Control—Integrated Framework.

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

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties.

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

Because of the material weakness described above, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership.  The information required by this Item is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Shareholders (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

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

3.11
Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)

3.12
Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock filed October 26, 2012 (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed October 26, 2012)

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
10.24
Form of Securities Purchase Agreement dated as of December 10, 2010 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)

10.25	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)
10.26
Form of Securities Purchase Agreement dated as of November 1, 2011 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 10, 2011)

10.27	Form of Common Stock Warrant (Two and One Half Year Warrant) issued by us (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on November 10, 2011)
10.28	Form of Common Stock Warrant (Five Year Warrant) issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on November 10, 2011)
10.29
Amendment No.1 to Warrant Agreement dated February 10, 2012 by and among us and warrant holders including certain affiliates named therein extending the term of certain warrants until 2015 (Incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 10, 2012)

10.30
Preferred Stock and Warrant Purchase Agreement dated October 25, 2012 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 26, 2012)

10.30
Preferred Stock and Warrant Purchase Agreement dated October 25, 2012 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 26, 2012)

10.31	Investor Rights Agreement dated October 25, 2012, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 26, 2012)
10.32	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on October 26, 2012)
21	Subsidiaries of the Registrant
23.1     Consent of Whitley Penn LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15c of the report.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

*** This exhibit is deemed to be furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date March 19, 2013	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer

Date March 19, 2013	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
Officer and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 19, 2013	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director
Chief Executive Officer
Principal Executive Officer

Date March 19, 2013	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President, Chief Financial
Officer and Treasurer
Principal Financial and Accounting Officer

Date March 19, 2013	By:	/s/ Mark J. Ahn
Mark J. Ahn, Director

Date March 19, 2013	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 19, 2013		/s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 19, 2013	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh, Chairman of
the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
March 19, 2013

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2012	December 31, 2011
Current assets Cash and cash equivalents Receivables Inventory Restricted cash Prepaid expenses and other current assets	$ 396,000 840,000 194,000 - 251,000	$ 2,460,000 333,000 151,000 330,000 39,000
Total current assets	1,681,000	3,313,000
Property and equipment, net	7,000	51,000
Patents, net	-	362,000
Other assets	42,000	59,000
Total assets	$ 1,730,000	$ 3,785,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Accrued interest payable Debt, current portion Current portion of deferred revenue	$ 2,039,000 857,000 3,486,000 - - 247,000	$ 1,713,000 857,000 6,487,000 98,000 2,750,000 285,000
Total current liabilities	6,629,000	12,190,000
Derivative liability - warrants	271,000	1,507,000
Derivative liability - preferred stock Long-term deferred revenue	9,200,000 2,706,000	4,430,000 3,264,000
Total liabilities	18,806,000	21,391,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock A - $.01 par value; authorized 2,000,000 shares; 2,913.3617 issued at December 31, 2012; 2,938.3617 issued at December 31, 2011
  Convertible preferred stock B - $.01 par value; authorized 2,000,000 shares; 1,000.0 issued at December 31, 2012; none issued
     at December 31, 2011
  Common stock - $.01 par value; authorized 130,000,000 shares;
     issued 24,732,312 at December 31, 2012; issued 23,890,787
      at December 31, 2011
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- - 247,000 250,653,000 (4,000) (267,972,000)	- - 239,000 237,600,000 (4,000) (255,441,000)
Total stockholders' deficit	(17,076,000)	(17,606,000)
Total liabilities and stockholders' deficit	$ 1,730,000	$ 3,785,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012		2011

Revenues
Product sales License revenues	$2,865,000 1,446,000		$539,000 1,181,000
Royalties	93,000		89,000
Sponsored research and development	-		30,000
Total revenues	4,404,000		1,839,000

Expenses
Research and development	2,010,000		3,579,000
Product costs	267,000		148,000
Selling, general and administrative	6,024,000		5,755,000
Depreciation and amortization	419,000		233,000
Total expenses	8,720,000		9,715,000

Loss from operations	(4,316,000)		(7,876,000)

Interest and miscellaneous income	242,000		1,334,000
Interest and other expense Warrant extension expense	(608,000 (2,316,000	) )	- (963,000)
Gain on change in fair value of derivative-warrants	1,236,000		3,580,000
Gain (loss) on change in fair value of derivative- preferred stock	(4,770,000)		1,410,000
	(6,216,000)		5,361,000
Net loss before state income taxes	(10,532,000)		(2,515,000)

State income taxes	-		17,000
Net loss	(10,532,000)		(2,532,000)

Less preferred stock dividends	(1,999,000)		(1,774,000)
Net loss allocable to common stockholders	$(12,531,000)		$(4,306,000)

Basic and diluted loss per common share
Net loss allocable to common stockholders	$(0.52)		$(0.22)

Weighted average basic and diluted common shares outstanding	24,178,768		19,983,210

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock - A		Preferred Stock - B		Additional paid-in capital	Treasury stock	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2010	19,115,010	$191,000	2,978.3617	$ -	-	$ -	$230,153,000	$(4,000)	$(251,135,000)
Restricted common stock issued for services	97,500	1,000	-	-	-	-	202,000	-	-
Common stock issued for services	172,496	2,000	-	-	-	-	380,000	-	-
Warrants issued for services	-	-	-	-	-	-	17,000	-	-
Preferred stock converted into common stock	216,361	2,000	(40.0000)	-	-	-	(2,000)	-	-
Common stock issued for preferred dividends	108	-	-	-	-	-	1,000	-	-
Stock option compensation expense	-	-	-	-	-	-	1,066,000	-	-
Common stock issued $1.45 share, net of costs	4,289,312	43,000	-	-	-	-	5,783,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(1,774,000)
Net loss	-	-	-	-	-	-	-	-	(2,532,000)
Balance, December 31, 2011	23,890,787	239,000	2,938.3617	-	-	-	237,600,000	(4,000)	(255,441,000)

Restricted common stock issued for services	20,000	-	-	-	-	-	27,000	-	-
Common stock issued for services	80,892	-	-	-	-	-	40,000	-	-
Warrants issued for services	-	-	-	-	-	-	10,000	-	-
Common stock issued to directors and employees	222,500	2,000	-	-	-	-	303,000	-	-
Preferred stock converted into common stock	500,000	5,000	(25.0000)	-	-	-	(5,000)	-	-
Common stock issued for preferred dividends	18,133	1,000	-	-	-	-	21,000	-	-
Stock option compensation expense	-	-	-	-	-	-	390,000	-	-
Preferred stock issued $0.50 share, net of costs	-	-	-	-	470.27	-	4,654,000	-	-
Preferred stock issued $0.50 share in exchange of dividends payable	-	-		-	529.73	-	5,297,000	-	-
Warrant extension expense	-	-		-	-	-	2,316,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(1,999,000)
Net loss	-	-	-	-	-	-	-	-	(10,532,000)
Balance, December 31, 2012	24,732,312	$247,000	2,913.3617	$-	1,000.00	$-	$250,653,000	$(4,000)	$(267,972,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(10,532,000.00)	$(2,532,000.00)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on change in fair value of derivative-warrants	(1,236,000.00)	(3,580,000.00)
(Gain) loss on change in fair value of derivative-preferred stock	4,770,000.00	(1,410,000.00)
Warrant extension expense	2,316,000.00	-
Gain on negotiated payables	(241,000.00)	(1,324,000.00)
Depreciation and amortization	419,000.00	233,000.00
Stock option compensation expense	390,000.00	1,066,000.00
Stock issued to directors and employees	305,000.00	-
Stock and warrants issued for services	77,000.00	602,000.00
Change in operating assets and liabilities:
Receivables	(507,000.00)	685,000.00
Inventory	(43,000.00)	(151,000.00)
Prepaid expenses and other current assets	(212,000.00)	31,000.00
Restricted cash	330,000.00	(330,000.00)
Other assets	17,000.00	(15,000.00)
Accounts payable and accrued expenses	567,000.00	53,000
Dividends payable	319,000.00	271,000.00
Accrued interest payable	(98,000.00)	(28,000.00)
Deferred revenue	(596,000.00)	(1,180,000.00)
Net cash used in operating activities	(3,955,000.00)	(7,609,000.00)

Cash flows from investing activities:
Capital expenditures	(13,000.00)	(40,000.00)
Net cash used in investing activities	(13,000.00)	(40,000.00)

Cash flows from financing activities:
Payment of debt	(2,750,000.00)	(2,750,000.00)
Proceeds from preferred stock issuances, net of costs	4,654,000.00	5,826,000.00
Net cash provided by financing activities	1,904,000.00	3,076,000.00

Net decrease in cash and cash equivalents	(2,064,000.00)	(4,573,000.00)
Cash and cash equivalents at beginning of year	2,460,000.00	7,033,000.00
Cash and cash equivalents at end of year	$396,000.00	$2,460,000.00

Supplemental cash flow information:
Cash paid for interest	388,000.00	720,000.00

Supplemental disclosure of noncash transactions
Shares issued for dividends on preferred stock	$22,000.00	$1,000.00
Warrants issued for placement agent fees	-	39,000.00
Preferred stock dividends in dividends payable	1,999,000.00	1,774,000.00
Dividends payable exchanged for preferred stock	5,297,000.00	-

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2012

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Access Pharmaceuticals, Inc. (the “Company”, “we”, “our”, or “Access”) is an emerging pharmaceutical company engaged in the development of novel therapeutics for the treatment of cancer and supportive care of cancer patients. This development work is based primarily on the adaptation of existing therapeutic agents using the Company’s proprietary drug delivery technology. Our efforts have been principally devoted to research and development, resulting in significant losses.

Certain amounts have been reclassified to conform with current period classification.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation
The consolidated financial statements include the financial statements of Access and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables
Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2012 and 2011, no allowance was recorded as all accounts are considered collectible.

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

Intangible assets consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets - Patents	$2,624	$2,624	$2,624	$2,262

Amortization expense related to intangible assets totaled $362,000 and $212,000 for the years ended December 31, 2012 and 2011, respectively. Patent costs related to Thiarabine in the amount of $291,000 were written off in the fourth quarter.

Product Sales and Allowances
We sell MuGard to wholesalers, and specialty and retail pharmacies. We began shipping to customers in September 2010. We recognize revenue for MuGard product sales at the time title transfers to our customers, which occurs at the time product is shipped to our customers.

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

●
Wholesaler and Specialty and Retail Pharmacy Discounts – we offer contractually determined discounts to certain wholesale distributors and specialty and retail pharmacies that purchase directly from us. These discounts are either taken off the invoice at the time of shipment or paid to the customer on a monthly or quarterly basis.

●
Prompt Pay Discounts – we offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience many of the customers comply with the payment terms to earn the cash discount.

●	Patient Discount Programs – we offer discount card programs in which patients receive certain discounts off their prescription.
●	Managed Care Rebates – we offer discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time.

Below is a table showing gross sales and net sales by quarter for the years ended December 31, 2012 and 2011.

(in thousands)	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended Sept 30, 2012	Three months ended Dec 31, 2012	Twelve months ended Dec 31, 2012
Gross sales	$577	$712	$877	$1,048	$3,214
Cash discounts	5	13	7	9	34
Contract discounts	18	84	89	124	315
Net Sales	$554	$615	$781	$915	$2,865

	Three months ended March 31, 2011	Three months ended June 30, 2011	Three months ended Sept 30, 2011	Three months ended Dec 31, 2011	Twelve months ended Dec 31, 2011
Gross sales	$13	$43	$82	$410	$548
Cash discounts	-	1	-	1	2
Contract discounts	-	-	-	7	7
Net Sales	$13	$42	$82	$402	$539

License Revenues and Royalties
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

Other Income
In 2012 and 2011, we recognized miscellaneous income of $241,000 and $1,324,000, respectively, due to negotiated payables and write-offs of other accounts payable.

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the debt approximates fair value since this instrument bears market interest rates.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2012 and 2011, we did not recognize any uncertain tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Loss Per Share
We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants, convertible notes, preferred stock and warrants. However, for all years presented, all outstanding stock options, restricted stock grants, convertible notes and warrants are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 116,704,461 and 38,854,446 were excluded from the loss per share computation for 2012 and 2011, respectively.

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

During 2012 and 2011, 1,235,000 stock options and 580,000 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2012 and 2011 are:

	2012	2011
Expected volatility assumption was based upon a combination of historical stock price volatility measured on a weekly basis and is considered a reasonable indicator of expected volatility.	98%	117%
Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the our employee stock options.	0.45%	1.42%
Dividend yield assumption is based on our history and expectation of dividend payments.	None	None
Estimated expected term (average of number years) is based on the simplified method as prescribed by SAB 107/110 as we do not have sufficient information to calculate an expected term.	5.5 years	5.6 years

At December 31, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $558,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.

The following table summarizes stock-based compensation for the years ended December 31, 2012 and 2011 which was allocated as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011
Research and development	$93	$377
General and administrative	297	689
Stock-based compensation expense included in	390	1,066
operating expense

Total stock-based compensation expense	390	1,066
Tax benefit	-	-
Stock-based compensation expense, net of tax	$390	$1,066

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we are a going concern. We incurred a net loss in the years ended December 31, 2012 and 2011.

Management believes that our current cash and expected license fees should fund our expected burn rate into the third quarter of 2013. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2012 of $267,972,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2013. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion we may engage in certain related party transactions. Pursuant to our Audit Committee charter, our policy is that all related party transactions are reviewed and approved by the Board of Directors or Audit Committee prior to our entering into any related party transactions.

In the event SCO Capital Partners LLC (SCO) and its affiliates were to convert all of their shares of Series A Preferred Stock, Series B Preferred Stock and exercise all of their warrants, they would own approximately 71.3% of the voting securities of Access. During 2012 and 2011, SCO and affiliates charged $300,000 each year in investor relations fees.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

Dr. Esteban Cvitkovic, a former director, also served as a consultant and Senior Director, Oncology Clinical Research & Development, from August 2007 to May 2012. Dr. Cvitkovic received payments for consulting expenses and reimbursement of direct expenses. In March 2011, Dr. Cvitkovic also received 35,000 shares of our common stock valued at $71,000 for his consulting services in 2011. Dr. Cvitkovic received no consulting fees in 2012. Dr. Cvitkovic’s payments for consulting services and expense reimbursements are as follows:

Fair Value
	Consulting	Expense	of Restricted
Year	Fees	Reimbursement	Stock
2011	$ 139,000	$ 14,000	$ 71,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2012	2011
Laboratory equipment	$818,000	$816,000
Laboratory and building improvements	17,000	6,000
Furniture and equipment	63,000	63,000
	898,000	885,000
Less accumulated depreciation and amortization	891,000	834,000
Property and equipment, net	$7,000	$51,000

Depreciation and amortization on property and equipment was $57,000 and $21,000 for the years ended December 31, 2012 and 2011, respectively. The laboratory equipment is currently being sold and has no further value to the Company. $29,000 of further depreciation was recorded in the fourth quarter of 2012.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($17,000 in 2012 and $16,500 in 2011) and to have the amount of such reduction contributed to the 401(k) Plan. We had a 401(k) matching program whereby we contributed for each dollar a participant contributes a like amount, with a maximum contribution of 4% of a participant’s earnings in the first eleven months of 2011. The Company suspended matching on December 1, 2011. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 85 investment options. Company contributions under the 401(k) Plan were approximately $0 in 2012 and $40,000 in 2011.

NOTE 6 – DEBT
We had a note payable of $2,750,000 at December 31, 2011 which was due on September 13, 2012. The note and interest due was paid in full on November 2, 2013. The note had interest at 12% per annum with $330,000 of interest due on September 13th. The interest due of $330,000 was in an escrow account for the noteholder at December 31, 2011.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases
At December 31, 2012, we had commitments under non-cancelable operating leases for our New York office until August 31, 2013 totaling $130,000. Rent expense for the years ended December 31, 2012 and 2011 was $288,000 and $266,000, respectively. We also have one non-cancelable operating lease – for a copier with future obligations totaling approximately $29,000 ending in 2014.

Legal

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June, 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company executives (the “Access Defendants”).  With respect to the Access Defendants, the complaint alleges direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012 Schmidt filed an amended complaint which asserts substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. Schmidt has not yet responded to the Access Defendants’ motion to dismiss. The Company has advised that its intends to defend the lawsuit vigorously.

We are not currently subject to any other material pending legal proceedings.

NOTE 8 - FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the debt approximates fair value since this instrument bears market interest rates.

Generally Accepted Accounting Principles define's fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 are summarized below:

(in thousands)
Description	As of December 31, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$271	$-	$271	$-	$1,236
preferred stock	$9,200	$-	$-	$9,200	$(4,770)
(in thousands)
Description	As of December 31, 2011	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$1,507	$-	$1,507	$-	$3,580
preferred stock	$4,430	$-	$-	$4,430	$1,410

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at December 31, 2012, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

NOTE 9 – PREFERRED STOCK

Series A Cumulative Convertible Preferred Stock
On November 7, 2007, and February 4, 2008, we entered into securities purchase agreements (the Purchase Agreements) with accredited investors to sell shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the Series A Preferred Stock) and agreed to issue warrants to purchase shares of our common stock at an exercise price of $3.50 per share. The shares of Series A Preferred Stock were convertible into common stock at the initial conversion price of $3.00 per share. The exercise and conversion price have changed, as descibed below.

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

On October 25, 2012, we issued Series B Preferred Stock with a conversion into common stock at $0.50 per share in a private placement offering. Per the terms of the agreement with the outstanding Series A Preferred Stock holders their stock is now converted into shares of common stock at $0.50 per share. The Series A Preferred Stock at December 31, 2012 was convertible into 58,267,234 shares of common stock, an increase of 38,002,683 shares of common stock from December 31, 2011.

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

In addition, warrants to acquire 4,149,464 shares of common stock that were granted to the holders of Series A Preferred Stock were re-priced from $3.50 to $3.00 due to the offering on January 26, 2010; then re-priced from $3.00 to $2.55 due to the offering on December 14, 2010; then re-priced from $2.55 to $1.45 due to the offering on November 10, 2011; and further re-priced from $1.45 to $0.50 due to the offering on October 25, 2012.

November 7, 2007 Series A Preferred Stock
On November 7, 2007, we entered into the Purchase Agreements with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our Series A Preferred Stock and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on October 25, 2012, the conversion price changed to $0.50 per share.

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

February 4, 2008 Preferred Stock
On February 4, 2008, we entered into Purchase Agreements with accredited investors whereby we agreed to sell 272.50 shares of our Series A Preferred Stock and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock are convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on October 25, 2012 the conversion price changed to $0.50 per share.

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

Accordingly, at January 1, 2009, we determined that the warrants and the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period until the third quarter of 2010 since management asserts that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. During the third quarter of 2010 we were actively raising capital. With our stock price below $3.00 a share it was possible that we would sell shares below $3.00 per share. Since this would require an adjustment to our convertible preferred stock we recorded a derivative liability and expense at September 30, 2010. The derivative liability and expense was revalued at December 31, 2010 and was $5,840,000; at December 31, 2011 and was $4,430,000; and at December 31, 2012 and was $9,200,000. The change in the fair value of the derivative was a gain of $1,410,000 in 2011 and a loss of $4,770,000 in 2012. We will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. The warrants were valued at issuance and each reporting period since using the Black-Scholes model. Both of these derivatives will continue to be marked to market in accordance with FASB ASC 815.

On January 1, 2009 we reclassified the fair value of the warrants from equity to liability as if these warrants were treated as a derivative liability since their issue date. We recorded derivative gain of $3,580,000 for the year ended December 31, 2011 and $1,236,000 gain for the year ended December 31, 2012.

Series B Cumulative Convertible Preferred Stock
On October 25, 2012, we entered into a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with existing investors whereby we agreed to sell 1,000 shares of a newly created series of our preferred stock, designated “Series B Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the “Series B Preferred Stock”) and agreed to issue warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share, for an aggregate purchase price of $10,000,000. The financing consisted of $4,703,000 of new investment and the conversion of approximately $5,297,000 of outstanding dividends payable on our Series A Preferred Stock. Certain terms of the Series B Preferred Stock are senior in right to the Company’s outstanding Series A Preferred Stock. The Series B financing was approved by the requisite percentage of the holders of the Company’s Series A Preferred Stock and closed on October 25, 2012.

The shares of Series B Preferred Stock issued upon closing are convertible at the option of the holder into shares of our common stock at a conversion price of $0.50 per share of common stock (the “Conversion Price”). The Conversion Price is not subject to adjustment, except in cases of stock splits, stock dividends or similar transactions.

The Series B Preferred Stock is entitled to a liquidation preference, senior to the liquidation preference of the Series A Preferred Stock, equal to the greater of (i) (A) two times (2x) the Stated Value for the Series B Preferred Stock, plus any accumulated and unpaid dividends (whether or not declared) on the Series B Preferred Stock if such liquidation takes place prior to the fifth anniversary of the original issue date or (B) three times (3x) the Stated Value for the Series B Preferred Stock, plus any accumulated and unpaid dividends (whether or not declared) on the Series B Preferred Stock if such liquidation takes place on or after to the fifth anniversary of the original issue date, or (ii) the cash or other property distributable upon such liquidation with respect to the shares of Common Stock into which such shares of Series B Preferred Stock, including any accrued dividends thereon, could have been converted immediately prior to such payment. “Stated Value” shall mean $10,000 per share of Series B Preferred Stock, as it may be increased from time to time as set forth in the Certificate of Designations. The Series B Preferred Stock is also entitled to a dividend of 12% per annum, payable quarterly in cash or additional Stated Value, at the election of the majority holders at time of payment.

The Company has the right, but not the obligation, and with the written consent of the majority holders, to force conversion (“Mandatory Conversion”) of all, but not less than all, of the outstanding Series B Preferred Stock into common stock as long as the closing price of our common stock exceeds $5.00 for at least 20 consecutive trading days immediately prior to the conversion and the average daily trading volume is not less than 200,000 shares per day for at least 20 consecutive trading days immediately prior to such date on which the Company gives notice of such conversion. The Company’s ability to cause a Mandatory Conversion is subject to certain other conditions, including that a registration statement covering the common stock issuable upon such Mandatory Conversion is in effect and able to be used.

The Series B Preferred Stock will vote together with the common stock on an as-if-converted basis. The consent of the Series B Preferred Stock is required for the Company to take certain actions.

The common stock purchase warrants issued are for an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.50. The warrants can also be exercised on a cashless basis. The warrants will expire six years from the date of issuance.

The warrant exercise price is subject to equitable adjustment for stock splits, dividends, combinations, and reorganizations only.

Liquidated Damages
Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we are required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2012 and December 31, 2011. Potential liquidated damages are capped at 10% of each holder’s investment. However, pursuant to the terms of the Investor Rights Agreement, we may not be required to pay such liquidated damages if such shares are saleable without restriction pursuant to Rule 144 of the Securities Act of 1933.

Preferred Stock Dividends – Series A
Preferred stock dividends of $3,266,000 were accrued at December 31, 2012, plus interest. Dividends are payable semi-annually in either cash or common stock.

Preferred Stock Dividends – Series B
Preferred stock dividends of $220,000 were accrued at December 31, 2012, plus interest. Dividends are payable quarterly in either cash or Series B preferred stock.

NOTE 10 – STOCKHOLDERS’ EQUITY

Warrants
There were warrants to purchase a total of 35,733,943 shares of common stock outstanding at December 31, 2012. All warrants were exercisable at December 31, 2012. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2012 Series B private placement (a)	20,000,000	$0.50	10/24/18
2012 investor relations advisor (b)	30,000	1.17	4/19/14
2011 November private placement (c)	2,144,656	1.67	5/10&30/14
2011 November private placement (c)	2,144,656	2.00	11/10&30/16
2011 November placement agent warrants (c)	36,893	1.67&2.00	11/10&30/16
2011 investor relations advisor (d)	12,500	2.30	4/15/14
2010 December registered direct offering (e)	930,664	3.06	12/14/15
2010 January registered direct offering (f)	1,041,432	3.00	1/26/15
2010 January placement agent warrants (f)	125,109	3.75	1/26/15
2010 investor relations advisor (g)	60,000	2.16	10/1/13
2010 investor relations advisor (h)	55,000	2.63	10/14/13
2009 investor relations advisor (i)	25,000	3.50	11/4/14
2009 business consultant (j)	60,000	2.07	7/23/14
2008 preferred stock offering (k)	499,584	0.50	2/24/14
2008 Somanta accounts payable (l)	246,753	3.50	1/4/14
2008 investor relations advisor (m)	50,000	3.15	1/3/13
2008 investor relations advisor (n)	40,000	3.00	9/1/13
2007 preferred stock offering (o)	3,649,880	0.50	11/10/13
2006 convertible note (p)	3,818,180	1.32	2/16/15
2006 convertible note (p)	386,364	1.32	10/24/15
2006 convertible note (p)	377,272	1.32	12/6/15
Total	35,733,943

a)
In connection with a private placement offering on October 25, 2012, warrants to purchase 20,000,000 shares of common stock at $0.50 per share were issued. All of the warrants are exercisable immediately and expire on October 24, 2018.

b)
During 2012, an investor relations advisor received warrants to purchase 30,000 shares of common stock at an exercise price of $1.17 per share exercisable at any time until April 19, 2014, for investor relations consulting services rendered in 2012. The expense recorded for the year ended December 31, 2012 was $10,000.

c)
In connection with a private placement offering on November 10 and 30, 2011, warrants to purchase 2,144,656 shares of common stock at $1.67 per share were issued. All of the warrants are exercisable immediately and 1,857,156 warrants expire May 10, 2014 and 287,500 warrants expire May 30, 2014.

In connection with a private placement offering on November 10 and 30, 2011, additional warrants to purchase 2,144,656 shares of common stock at $2.00 per share were issued. All of the warrants are exercisable immediately and 1,857,156 warrants expire November 10, 2016 and 287,500 warrants expire November 30, 2016.

Also in connection with a private placement offering on November 10 and 30, 2011, placement agent warrants to purchase 18,447 shares of common stock at $1.67 per share were issued. Also in connection with a private placement offering on November 10 and 30, 2011, placement agent warrants to purchase 18,446 shares of common stock at $2.00 per share were issued. All the placement agent warrants are exercisable immediately and 18,447 warrants expire November 10, 2016 and 18,446 warrants expire November 30, 2016.

d)
During 2011, an investor relations advisor received warrants to purchase 12,500 shares of common stock at an exercise price of $2.30 per share at any time until April 15, 2014, for investor relations consulting services rendered in 2011. The expense recorded for the year ended December 31, 2011 was $17,000.

e)
In connection with a registered direct offering on December 14, 2010, warrants to purchase 930,664 shares of common stock at $3.06 per share were issued. All of the warrants are exercisable immediately and expire December 14, 2015.

f)
In connection with a registered direct offering on January 26, 2010, warrants to purchase 1,041,432 shares of common stock at $3.00 per share were issued. All of the warrants are exercisable immediately and expire January 26, 2015.

In addition, we issued warrants for placement agent fees to purchase 125,109 shares of our common stock at an exercise price of $3.75 per share. All of the warrants are exercisable immediately and expire January 26, 2015.

g)
During 2010, an investor relations advisor received warrants to purchase 194,000 shares of common stock at an exercise price of $2.16 per share for investor relations consulting services rendered in 2010 and 2011. Our common stock did not reach a target price by February 28, 2011 and according to the agreement 134,000 warrants expired and no further expense was recorded. Warrants to purchase 60,000 shares of common stock are exercisable and outstanding at December 31, 2011 and expire October 1, 2013.

h)
During 2010, an investor relations advisor received warrants to purchase 55,000 shares of common stock at an exercise price of $2.63 per share at any time until October 14, 2013, for investor relations consulting services rendered in 2010.

i)
During 2010, an investor relations advisor received warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share at any time until November 4, 2014, for investor relations consulting services rendered in 2010.

j)
During 2009, a business consultant received warrants to purchase 150,000 shares of common stock at an exercise price of $2.07 per share at any time until July 23, 2014, for business consulting services rendered in 2009. 60,000 of the warrants were exercisable on December 31, 2011. The remaining 90,000 warrants expired July 23, 2010 because our stock did not reach specified trading prices.

k)
In connection with the preferred stock offering in February 2008, warrants to purchase a total of 499,584 shares of common stock were issued. All of the warrants are exercisable immediately and expire February 24, 2014. The fair value of the warrants was $2.29 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement; to $2.55 after the December 2010 placement; to $1.45 after the November 2011 placement; and, to $0.50 after the October 2012 placement.

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

n)
During 2008, an investor relations advisor received warrants to purchase 40,000 shares of common stock at an exercise price of $3.00 per share at any time until September 1, 2013, for investor relations consulting services. All of the warrants are exercisable.

o)
In connection with the preferred stock offering in November 2007, warrants to purchase a total of 3,649,880 shares of common stock were issued. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.50 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 114% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement; to $2.55 after the December 2010 placement; to $1.45 after the November 2011 placement; and, to $0.50 after the October 2012 placement.

p)
In connection with the convertible note offerings in 2006, warrants to purchase a total of 4,581,816 shares of common stock at $1.32 per share were issued. All of the warrants are exercisable immediately and expire six years from date of issue. On February 10, 2012 these warrants were extended an additional three years.

2011 Private Placement Offering – New Common Stock and Warrants
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

2012 Warrant Adjustments
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

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2012: dividend yield of 0%; volatility of 98%; risk-free interest rate of 0.45%; and expected lives of 5.5 years. The weighted average fair value of options granted was $0.29 per share during 2012. The assumptions for grants in fiscal 2011 were: dividend yield of 0%; volatility of 117%; risk-free interest rate of 1.42%; and expected lives of 5.6 years. The weighted average fair value of options granted was $1.87 per share during 2011.

  Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2011	1,748,733.00	$2.13
Granted, fair value of $ 1.87 per share	580,000.00	2.22
Exercised/forfeited	(61,949.00)	1.38
Outstanding options at December 31, 2011	2,266,784.00	2.17

Granted, fair value of $ 0.29 per share	1,235,000.00	0.39
Expired/forfeited	(838,000.00)	2.14
Outstanding options at December 31, 2012	2,663,784.00	1.36

Exercisable at December 31, 2012	1,797,742.00	1.72

The intrinsic value of options under this plan related to the outstanding and exercisable options were $7,000 and $1,000 at December 31, 2012, respectively. The intrinsic value of options under this plan related to the outstanding and exercisable options were $324,000 and $324,000, respectively at December 31, 2011.

The total intrinsic value of options exercised during 2012 was none and during 2011 was none.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2012 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$0.23	725,000	10.0	$0.23	106,250	10.0	$0.23
$0.61 - 0.85	640,000	7.3	$0.63	510,000	6.7	$0.63
$1.38	220,000	7.0	$1.38	220,000	7.0	$1.38
$2.27 – 3.15	1,078,784	7.9	$2.54	961,492	7.9	$2.55
	2,663,784			1,797,742

2007 Special Stock Option Plan
In January 2007 we adopted the 2007 Special Stock Option Plan and Agreement (the Plan). The Plan provides for the award of options to purchase 450,000 shares of the authorized but unissued shares of common stock of the Company. At December 31, 2012, all 450,000 shares were available for grant under the Plan.

1995 Stock Awards Plan
Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2012, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 39,500 options were outstanding under this plan at December 31, 2012.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2011	59,500.00	16.80
Expired	(2,000.00)	23.05
Outstanding options at December 31, 2011	57,500.00	16.58

Expired	(18,000.00)	18.14
Outstanding options at December 31, 2012	39,500.00	15.87
Exercisable at December 31, 2012	39,500.00	15.87

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2012 or 2011.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2012 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	Options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$10.10 - 12.40	29,000	2.1	$11.09	29,000	2.1	$11.09
$28.50 – 29.25	10,500	2.0	$29.07	10,500	2.0	$29.07
	39,500			39,500

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2012	2011

Income taxes at U.S. statutory rate	$(3,581,000)	$(861,000)
State taxes	-	17,000
Current year reserve	2,794,000	857,000
Expenses not deductible	787,000	4,000

Total tax expense	$-	$17,000

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$64,147,000	$63,830,000
General business credit carryforwards	2,450,000	2,439,000
State credits	3,072,000	3,097,000
Property and equipment	57,000	46,000
Stock options	1,531,000	1,480,000
Derivatives	4,007,000	2,018,000
Deferred revenue	899,000	1,221,000
Intangible assets	517,000	415,000
Accrued interest	253,000	253,000
Other	230,000	231,000
Gross deferred tax assets	77,163,000	75,030,000
Valuation allowance	(77,163,000)	(75,030,000)
Net deferred taxes	$-	$-

At December 31, 2012, we had approximately $188,666,000 of net operating loss carryforwards and approximately $2,450,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2012	$-	$-
2013	-	-
2014	-	-
2015	-	-
Thereafter	188,666,000	2,450,000
	$188,666,000	$2,450,000

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2012 and 2011, we did not recognize any uncertain income tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.