Form 10-Q
period 2013-03-31
ACCESS PHARMACEUTICALS INC
filed 2013-05-15
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the registrant’s common stock as of May 15, 2013 was 24,897,437 shares. Also outstanding at May 15, 2013 were 2,903.3617 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") convertible into 58,067,234 shares of common stock and 1,000.0 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") convertible into 20,000,000 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

Index

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to, the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, revenues from sales and license agreements, our expectation that our capital resources, sales revenues and receipts will be adequate to fund our current level of operations into the third quarter of 2013, our expectation that sales of MuGard will begin in China in the second quarter of 2013, our expectation that we will incur losses for the next several years and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management’s beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of filing this Quarterly Report on Form 10-Q to conform such statements to actual results and, except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

ITEM 1.	FINANCIAL STATEMENTS

The response to this Item is submitted as a separate section of this report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index

OVERVIEW

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

Marketed Product
●
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $2.1 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the U.S. in the fourth quarter of 2010. We are continuing the training of our third-party MuGard representatives on the product, the oral mucositis condition and our sales strategy. MuGard prescriptions are growing quarterly and we have placed emphasis on our sampling and marketing efforts to build demand, grow oncologist awareness and increase payer uptake. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. Our China partners anticipate that sales of MuGard will begin in China in the second quarter of 2013. We are actively seeking partners to license MuGard.

Product Candidates
·●
Our candidate for the treatment of cancer is ProLindac™, a nanopolymer Diamino Cyclohexane (“DACH”)-platinum prodrug. ProLindac is in Phase 2 of clinical development, and we have completed and evaluated data from several clinical trials with ProLindac. No additional trials have been initiated this year in the U.S. or in Europe as the Company is focusing its resources on growing sales of MuGard. We are working with our partners in China towards the initiation of clinical trials of ProLindac in China. Clinical studies of other indications including liver, colorectal and ovarian cancer are under consideration by Jiangsu Aosaikang Pharmaceutical Co., Ltd, our licensee for ProLindac in China. The DACH-platinum incorporated in ProLindac is the same active moiety as that in oxaliplatin (e.g. Eloxatin; Sanofi-Aventis), which has had annual sales in excess of $2.0 billion. We are currently seeking partners to license this technology.

●
CobOral® is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We have been developing a product for the oral delivery of insulin, and have conducted sponsored development of a product for oral delivery of a number of peptides and RNAi therapeutics. We are currently seeking partners to license this technology.

●
CobaCyte®-mediated targeted delivery is a preclinical technology that makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. We are currently seeking partners to license this technology.

Index

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
(2)           Licensed from the School of Pharmacy, The University of London.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales and royalty revenues provided limited funding for operations during the three months ended March 31, 2013. As of March 31, 2013, our cash and cash equivalents were $50,000 and our net cash burn rate for the quarter ended March 31, 2013, was approximately $160,000 per month. As of March 31, 2013, our working capital deficit was $6,072,000. Our working capital deficit at March 31, 2013 represented an increase of $1,124,000 as compared to our working capital deficit as of December 31, 2012 of $4,948,000. The increase in the working capital deficit at March 31, 2013 reflects three months of net operating costs and changes in current assets and liabilities.

As of May 15, 2013, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2013 of $264,618,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2013. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or achieve profitability on a sustained basis at all.

Index

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

FIRST QUARTER 2013 COMPARED TO FIRST QUARTER 2012

Product sales of MuGard in the United States totaled $1,162,000 for the first quarter of 2013 as compared with $554,000 for the same period of 2012, an increase of $608,000, due to increased sales and acceptance of MuGard. See sales table in "Critical Accounting Policies and Estimates Relating to MuGard" below.

Our licensing revenue for the first quarter of 2013 was $62,000 as compared to $1,262,000 for the same period of 2012, a decrease of $1,200,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

We recorded royalty revenue for MuGard in Europe of $21,000 for first quarter of 2012 and none in the same period of 2013. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard.

Total research and development spending for the first quarter of 2013 was $323,000, as compared to $750,000 for the same period of 2012, a decrease of $427,000. The decrease in expenses was primarily due to:

·	decreased salary and related costs ($265,000) from reduced scientific staff;
·	decreased clinical development with trials for ProLindac and Thiarabine ($99,000);
·	decreased stock compensation expense from lower expense of option grants for research and development employees ($32,000); and
·	other net decreases in research spending ($31,000).

Product costs for MuGard in the United States were $65,000 for the first quarter of 2013 as compared to $59,000 for the same period in 2012, an increase of $6,000 due to increased sales.

Total selling, general and administrative expenses were $1,338,000 for the first quarter of 2013, as compared to $1,663,000 for the same period of 2012, a decrease of $325,000. The decrease in expenses was due primarily to the following:

·	decreased salary and related costs ($216,000) from reduced general and administrative staff;
·	lower patent fees ($55,000) due to no new patents being filed in 2013;
·	decreased director fees ($45,000) due to the fact that 2012 fees were paid in stock because directors had not been paid fees for several years;
·	decreased general business consulting expenses due to less use of outside consultants in 2013 ($31,000) versus the same period in 2012;
·	decreased net other general and administrative expenses ($73,000); and
·	increased MuGard product selling expenses ($95,000).

Index

Depreciation and amortization was $1,000 for the first quarter of 2013 as compared to $54,000 for the same period in 2012, a decrease of $53,000, due to assets being fully depreciated.

Total operating expenses for the first quarter of 2013 were $1,727,000 as compared to total operating expenses of $2,526,000 for the same period of 2012, a decrease of $799,000 for the reasons listed above.

Interest and miscellaneous income was $94,000 for the first quarter of 2013 as compared to $1,000 for the same period of 2012, an increase of $93,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory.

Interest and other expense was $43,000 for the first quarter of 2013 as compared to $169,000 in the same period of 2012, a decrease of $126,000. The decrease in interest and other expense was due to the pay-off of the secured promissory note of $2.75 million in November 2012. For the first quarter of 2013 the $43,000 represents interest on unpaid dividends.

We recorded a one-time expense of $2,316,000 in the first quarter of 2012 for amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants include unaffiliated warrant holders as well as SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. Such holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

We recorded a loss related to warrants classified as derivative liabilities of $247,000 for the first quarter of 2013 as compared to a gain of $741,000 for the same period of 2012. We recorded a derivative for warrants in 2009 when the fair value of the warrants that were issued with our Series A Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a gain for the derivative liability related to preferred stock of $4,780,000 for the first quarter of 2013 and a loss of $2,460,000 for the same period of 2012. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Preferred Stock if we sold our common stock at a price below the original conversion price.

Index

Preferred stock dividends of $727,000 were accrued for the first quarter of 2013 and $440,000 for the same period of 2012, an increase of $287,000 due to the issuance of the Series B Preferred Stock. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net income allocable to common stockholders for the first quarter of 2013 was $3,354,000, or a $0.14 basic income per common share and a $0.13 diluted income per common share as compared to a net loss of $5,332,000, or a $0.22 basic and diluted loss per common share, for the same period in 2012, an increased income of $8,686,000.

Critical Accounting Policies and Estimates Relating to MuGard

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

·	Patient Discount Programs – we offer discount programs in which patients receive certain discounts off their prescription.
·	Managed Care Rebates – we offer discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time.

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Gross sales	$1,255	$577
Cash discounts	10	5
Contract discounts	83	18
	$1,162	$554

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Index

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2012 that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2012 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties.

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed for reasonableness by the Chief Executive Officer as well as the Chairman of the Audit Committee. All unexpected

Index

results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company executives (the “Access Defendants”). With respect to the Access Defendants, the complaint alleges direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserts substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. Schmidt has not yet responded to the Access Defendants’ motion to dismiss. The Company intends to defend the lawsuit vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock.

Index

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series B Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 12% per annum. The Company has accrued as of March 31, 2013, dividends payable in the aggregate amount of $4,256,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008. However,as of March 31, 2013, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of March 31, 2013, $857,000 in liquidated damages.

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

Index

** These exhibits are interactive data files and are deemed furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PHARMACEUTICALS, INC.

Date:	May 15, 2013	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2013	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets
Cash and cash equivalents Receivables Inventory Prepaid expenses and other current assets	$ 50,000 1,231,000 150,000 242,000	$ 396,000 840,000 194,000 251,000
Total current assets	1,673,000	1,681,000
Property and equipment, net	6,000	7,000
Other assets	42,000	42,000
Total assets	$ 1,721,000	$ 1,730,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable Accrued expenses Dividends payable Current portion of deferred revenue	$ 2,385,000 857,000 4,256,000 247,000	$ 2,039,000 857,000 3,486,000 247,000
Total current liabilities	7,745,000	6,629,000
Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	518,000 4,420,000 2,644,000	271,000 9,200,000 2,706,000
Total liabilities	15,327,000	18,806,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock Series A - $.01 par value; authorized
      2,000,000 shares; 2,913.3617 shares issued at March 31,
 2013 and 2,913.3617 shares issued at December 31, 2012
  Convertible preferred stock Series B - $.01 par value; authorized
      2,000,000 shares; 1,000.0 shares issued at March 31,
 2013 and 1,000.0 shares issued at December 31, 2012
  Common stock - $.01 par value; authorized 100,000,000 shares;
     issued, 24,833,855 at March 31, 2013 and 24,732,312 at
     December 31, 2012
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- - 248,000 250,768,000 (4,000) (264,618,000)	- - 247,000 250,653,000 (4,000) (267,972,000)
Total stockholders' deficit	(13,606,000)	(17,076,000)
Total liabilities and stockholders' deficit	$ 1,721,000	$ 1,730,000

The accompanying notes are an integral part of these condensed consolidated statements.

Index

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2013	2012
Revenues
Product sales	$1,162,000	$554,000
License revenues	62,000	1,262,000
Royalties	-	21,000
Total revenues	1,224,000	1,837,000

Expenses
Research and development	323,000	750,000
Product costs	65,000	59,000
Selling, general and administrative	1,338,000	1,663,000
Depreciation and amortization	1,000	54,000
Total expenses	1,727,000	2,526,000

Loss from operations	(503,000)	(689,000)

Interest and miscellaneous income	94,000	1,000
Interest and other expense	(43,000)	(169,000)
Warrant extension expense	-	(2,316,000)
(Loss) gain on change in fair value of derivative – warrants	(247,000)	741,000
Gain (loss) on change in fair value of derivative – preferred stock	4,780,000	(2,460,000)
	4,584,000	(4,203,000)
Net income (loss)	4,081,000	(4,892,000)
Less preferred stock dividends	727,000	440,000
Net income (loss) allocable to common stockholders	$3,354,000	$(5,332,000)

Net income (loss) per common share
Basic	$0.14	$(0.22)
Diluted	$0.13	$(0.22)

Weighted average number of common shares outstanding
Basic	24,800,936	24,145,488
Diluted	25,156,201	24,145,488

The accompanying notes are an integral part of these condensed consolidated statements.

Index

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2012	24,732,312	$247,000	2,913.3617	$-	1,000.0	$-	$250,653,000	$(4,000)	$(267,972,000)
Common stock issued for services	28,043	-	-	-	-	-	10,000	-	-
Common stock issued to employees	73,500	1,000	-	-	-	-	28,000	-	-
Stock option comp- ensation expense	-	-	-	-	-	-	77,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(727,000)
Net income	-	-	-	-	-	-	-	-	4,081,000
Balance March 31, 2013	24,833,855	$248,000	2,913.3617	$-	1,000.0	$-	$250,768,000	$(4,000)	$(264,618,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Index

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,081,000	$(4,892,000)
Adjustments to reconcile net loss to cash used in operating activities:
Gain (loss) on change in fair value of derivative - warrants	247,000	(741,000)
Gain (loss) on change in fair value of derivative – preferred stock	(4,780,000)	2,460,000
Warrant extension expense		2,316,000
Depreciation and amortization	1,000	54,000
Stock option compensation expense Stock issued to directors and employees	77,000 29,000	114,000 302,000
Stock issued for services	10,000	30,000
Change in operating assets and liabilities:
Receivables	(391,000)	(601,000)
Inventory	44,000	54,000
Prepaid expenses and other current assets	9,000	(4,000)
Other assets	-	4,000
Accounts payable and accrued expenses	346,000	165,000
Interest payable on dividends	43,000	86,000
Accrued interest payable	-	83,000
Deferred revenue	(62,000)	(512,000)
Net cash used in operating activities	(346,000)	(1,082,000)

Cash flows from investing activities:
Capital expenditures	-	(13,000)
Net cash used in investing activities	-	(13,000)

Net increase (decrease) in cash and cash equivalents	(346,000)	(1,095,000)
Cash and cash equivalents at beginning of period	396,000	2,460,000
Cash and cash equivalents at end of period	$50,000	$1,365,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	-	13,000
Preferred stock dividends in dividends payable	$727,000	$440,000

The accompanying notes are an integral part of these condensed consolidated statements.

Index

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2012 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012 contained a fourth explanatory paragraph to reflect its substantial doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the third quarter of 2013. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the March 31, 2013 presentation.

Index

(2)	Liquidity

The Company generated net income allocable to common stockholders of $3,354,000 for the three months ended March 31, 2013 and a loss of $5,332,000 for the year ended December 31, 2012. At March 31, 2013, our working capital deficit was $6,072,000. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected burn rate into the third quarter of 2013. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(3)	Fair Value of Financial Instruments

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

Index

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

(in thousands)
Description	As of March 31, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$518	$-	$518	$-	$(247)
preferred stock	$4,420	$-	$-	$4,420	$4,780

(in thousands)
Description	As of December 31, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$271	$-	$271	$-	$1,236
preferred stock	$9,200	$-	$-	$9,200	$(4,770)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at March 31, 2013 and December 31, 2012, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(4)	Stock Based Compensation

For the three months ended March 31, 2013, we recognized stock-based compensation expense of $77,000. For the three months ended March 31, 2012 we recognized stock-based compensation expense of $114,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Research and development	$9,000	$42,000
Selling, general and administrative	68,000	72,000
Stock-based compensation expense included in operating expense	$77,000	$114,000

For both the three months ended March 31, 2013 and 2012 we granted no stock options.

For the three months ended March 31, 2013 and 2012, stock valued at $29,000 and $302,000, respectively, was granted to directors and officers.

Index

(5)	Litigation

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June, 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company executives (the “Access Defendants”). With respect to the Access Defendants, the complaint alleges direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012 Schmidt filed an amended complaint which asserts substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. Schmidt has not yet responded to the Access Defendants’ motion to dismiss. The Company intends to defend the lawsuit vigorously.

We are not currently subject to any other material pending legal proceedings.

(6)	Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three months ended March 31, 2012, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended March 31,
	2013	2012

Net income (loss)	$3,354	$(5,332)
Weighted average shares outstanding	24,800,936	24,145,488
Basic net income (loss) per common share	$0.14	$(0.22)

Net income (loss)	$3,354	$(5,332)
Weighted average shares outstanding	24,800,936	24,145,488
Effect of dilutive options and warrants	355,265	-
Weighted average shares outstanding assuming dilution	25,156,201	24,145,488
Diluted net income (loss) per common share	$0.13	$(0.22)

Index

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

March 31, 2013
Warrants	35,683,943
Stock options	863,904
Preferred stock Series A	58,267,234
Preferred stock Series B	20,000,000
Total	114,815,081

Index