Form 10-Q
period 2013-09-30
ACCESS PHARMACEUTICALS INC
filed 2013-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
 incorporation or organization)

4848 Lemmon Avenue, Suite 517, Dallas, TX 75219
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

The number of shares outstanding of the registrant’s common stock as of November 14, 2013 was 25,569,443 shares. Also outstanding at November 14, 2013 were 2,903.3617 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into 58,067,234 shares of common stock and 1,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into 20,000,000 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2013
(unaudited) and December 31, 2012                                                                                                             15

Condensed Consolidated Statements of Operations (unaudited) for the
three and nine months ended September 30, 2013 and September 30, 2012                                          16

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
for the three and nine months ended September 30, 2013                                                                        17

Condensed Consolidated Statements of Cash Flows (unaudited) for the
nine months ended September 30, 2013 and September 30, 2012                                                            19

Notes to Unaudited Condensed Consolidated Financial Statements                                                    20

Item 2.            Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                                      2

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                                                 10

Item 4.            Controls and Procedures                                                                                                                                10

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                                                                                                                                           11

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds                                                                11

Item 3.             Defaults Under Senior Securities                                                                                                                 11

Item 6.             Exhibits                                                                                                                                                            12

SIGNATURES                                                                                                                                                                         14

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to, the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, revenues from sales and license agreements, our expectation that our capital resources, sales revenues and receipts will be adequate to fund our current level of operations into the first quarter of 2014, our expectation that sales of MuGard will begin in China, our expectation that we will incur losses for the next several years and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management’s beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

Marketed Product
•
MuGard™ is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1.0 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the U.S. in 2010. On June 6, 2013 we entered into an exclusive license agreement with AMAG Pharmaceuticals, Inc. (“AMAG”) related to the commercialization of MuGard in the U.S. and its territories. Under the terms of the licensing agreement we received an upfront licensing fee of $3.3 million and a tiered, double-digit royalty on net sales of MuGard in the licensed territories. We receive quarterly royalty payments from AMAG.

Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China, which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale.

We are actively seeking partners to license MuGard in other territories.

For the following products we are seeking partners to continue development and/or are seeking partners to license the technology.

Product Candidates
•	We are working on additional products using our proprietary mucoadhesive hydrogels as the delivery vehicle.

•
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

•
CobaCyte®-mediated targeted delivery is a preclinical technology that makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. The CobaCyte platform technology is available for partnering.

Products and Product Candidates

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard™	Access	Mucoadhesive liquid	Mucositis	Launched U.S. Licensed to AMAG Pharmaceuticals Regulatory Approval China Licensed to RHEI Pharmaceuticals
Mucoadhesive hydrogel technology	Access	Mucoadhesive hydrogel technology	Various	Pre-clinical
ProLindacTM (Polymer Platinate, AP5346)	Access	Synthetic polymer	Cancer	Phase 2

CobOral® Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte®-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales, licensing payments and royalty revenues provided limited funding for operations during the nine months ended September 30, 2013. As of September 30, 2013, our cash and cash equivalents were $899,000 and our net cash expenditures for the nine months ended September 30, 2013, was approximately $336,000 per month. As of September 30, 2013, our working capital deficit was $6,966,000. Our working capital deficit at September 30, 2013 represented an increase of $2,018,000 as compared to our working capital deficit as of December 31, 2012 of $4,948,000. The increase in the working capital deficit at September 30, 2013 reflects nine months of net operating costs and changes in current assets and liabilities and the license fee from AMAG.

As of November 14, 2013, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2013 of $264,650,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2014. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or royalty revenue to achieve profitability on a sustained basis or at all.

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

THIRD QUARTER 2013 COMPARED TO THIRD QUARTER 2012

Product sales of MuGard in the U. S. totaled $781,000 for the third quarter of 2012 as compared with none for the same period of 2013, a decrease of $781,000. On June 6, 2013, MuGard was licensed to AMAG and revenue is now recorded as royalties. See sales table in “Critical Accounting Policies and Estimates Relating to MuGard” below.

Our licensing revenue for the third quarter of 2013 was $144,000 as compared to $62,000 for the same period of 2012, an increase of $82,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard in the U.S. for the third quarter of 2013 of $45,000 and none for the same period of 2012. Prior to the license of MuGard to AMAG on June 6, 2013 we recorded product sales for MuGard. We recorded royalty revenue for MuGard in Europe of $28,000 for the third quarter of 2012 and none in the same period of 2013. In the first quarter of 2012, we finalized the negotiations for the termination of the license to our European partner for MuGard.

Total research and development spending for the third quarter of 2013 was $236,000, as compared to $308,000 for the same period of 2012, a decrease of $72,000. The net decrease in expenses was primarily due to:

•	decreased salary and related costs ($27,000) from reduced scientific staff;
•	decreased clinical development with trials completed for MuGard, ProLindac and Thiarabine ($10,000);
•	decreased laboratory costs due to the closing of our laboratory ($38,000); and
•	other net increases in research spending ($3,000).

Product costs for MuGard in the U. S. were $7,000 for the third quarter of 2013 as compared to $79,000 for the same period in 2012, a decrease of $72,000. On June 6, 2013, MuGard was licensed to AMAG and product costs after that date are incurred by AMAG.

Total selling, general and administrative expenses were $642,000 for the third quarter of 2013, as compared to $1,422,000 for the same period of 2012, a decrease of $780,000. The net decrease in expenses was due primarily to the following:

•	decreased MuGard product selling expenses ($748,000);
•	decreased stock compensation expense from expense of option grants for selling, general and administrative employees ($60,000);
•	decreased salary and related costs ($59,000) from reduced general and administrative salaries and staff;
•	increased legal fees ($73,000); and
•	increased net other general and administrative expenses ($14,000).

Depreciation and amortization was $0 for the third quarter of 2013 as compared to $18,000 for the same period in 2012, a decrease of $18,000, due to the closing of the lab and the sale of the furniture and equipment.

Total operating expenses for the third quarter of 2013 year were $885,000 as compared to total operating expenses of $1,827,000 for the same period of 2012, a decrease of $942,000 for the reasons listed above.

Interest and miscellaneous income was $46,000 for the third quarter of 2013 as compared to $111,000 for the same period of 2012, a decrease of $65,000. Most of the income was miscellaneous income due to write-offs and settlement of certain accounts payables.

Interest and other expense was $96,000 for the third quarter of 2013 as compared to $186,000 in the same period of 2012, a decrease of $90,000. The decrease in interest and other expense was due to a pay down in the secured promissory note of $2.75 million in 2012.

We recorded a gain related to warrants classified as derivative liabilities of $168,000 for the third quarter of 2013 as compared to $64,000 for the same period of 2012. We recorded a derivative for warrants when the fair value of the warrants that were issued with our Series A Convertible Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a gain for the derivative liability related to preferred stock of $421,000 for the third quarter of 2013 and a loss of $13,900,000 for the same period of 2012. We recorded a derivative per the requirements of accounting guidance due to the possibility of resetting the conversion price of our Series A Convertible Preferred Stock if we sold our common stock at a price below the conversion price.

Preferred stock dividends of $742,000 were accrued for the third quarter of 2013 and $444,000 for the same period of 2012, an increase of $298,000 due to the issuance of the Series B Preferred Stock. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the third quarter of 2013 was $899,000, or a $0.04 basic and diluted loss per common share, compared with a net loss of $15,311,000, or a $0.63 basic and diluted loss per common share, for the same period in 2012, a decreased loss of $14,412,000.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Product sales of MuGard in the U. S. totaled $1,542,000 for the first nine months of 2013 as compared with $1,950,000 for the same period of 2012, a decrease of $408,000. On June 6, 2013, MuGard was licensed to AMAG and  revenue is now recorded as royalties. See sales table in “Critical Accounting Policies and Estimates Relating to MuGard” below.

Our licensing revenue for the first nine months of 2013 was $290,000 as compared to $1,384,000 for the same period of 2012, a decrease of $1,094,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

We recorded royalty revenue for MuGard in the U.S. for the first nine months of 2013 of $48,000 and none for the same period of 2012. Prior to the license of MuGard to AMAG on June 6, 2013 we recorded product sales for MuGard and no royalty revenue. We recorded royalty revenue for MuGard in Europe of $64,000 for the first nine months of 2012 and none in the same period of 2013. In the first quarter of 2012, we finalized the negotiations for the termination of the license to our European partner for MuGard.

Total research and development spending for the first nine months of 2013 was $756,000, as compared to $1,712,000 for the same period of 2012, a decrease of $956,000. The net decrease in research and development expenses was primarily due to:

•	decreased salary and related costs ($478,000) from reduced scientific staff;
•	decreased clinical development with trials for MuGard, ProLindac and Thiarabine ($235,000);
•	decreased laboratory costs due to the closing of our laboratory ($159,000);
•	decreased stock compensation expense from lower expense of option grants for research and development employees ($55,000); and
•	other net decreases in research spending ($29,000).

Product costs for MuGard in the U. S. were $125,000 for the first nine months of 2013 as compared to $201,000 for the same period in 2012, a decrease of $76,000. On June 6, 2013, MuGard was licensed to AMAG and product costs after that date are incurred by AMAG.

Total selling, general and administrative expenses were $4,117,000 for the first nine months of 2013, as compared to $4,491,000 for the same period of 2012, a decrease of $374,000. The net decrease in expenses was due primarily to the following:

•	decreased MuGard product selling expenses ($602,000);
•	decreased salary and related costs ($268,000) from reduced general and administrative salaries and staff;
•	lower patent fees ($65,000) due to no new patents being filed in 2013;
•	increased legal fees ($380,000);
•	increased general business consulting expenses for MuGard licensing and transition costs ($132,000);
•	increased stock compensation expense from expense of option grants for selling, general and administrative employees ($102,000); and
•	decreased net other general and administrative expenses ($53,000).

Depreciation and amortization was $2,000 for the first nine months of 2013 as compared to $91,000 for the same period in 2012, a decrease of $89,000, due to the closing of our lab and the sale of our furniture and equipment.

Total operating expenses for the first nine months of 2013 were $5,000,000 as compared to total operating expenses of $6,495,000 for the same period of 2012, a decrease of $1,495,000 for the reasons listed above.

Interest and miscellaneous income was $215,000 for the first nine months of 2013 as compared to $112,000 for the same period of 2012, an increase of $103,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory and to write-offs of certain accounts payables.

Interest and other expense was $182,000 for the first nine months of 2013 as compared to $524,000 in the same period of 2012, a decrease of $342,000. The decrease in interest and other expense was due to the pay-off of the secured promissory note of $2.75 million in November 2012.

We recorded a one-time expense of $2,316,000 in the first nine months of 2012 for amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants include unaffiliated warrant holders as well as SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. Such holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

We recorded a gain related to warrants classified as derivative liabilities of $140,000 for the first nine months of 2013 as compared to a gain of $1,236,000 for the same period of 2012. We recorded a derivative for warrants when the fair value of the warrants that were issued with our Series A Preferred Stock were reclassified from equity per the requirements of accounting guidance as a result of the repricing feature.

We recorded a gain for the derivative liability related to preferred stock of $8,471,000 for the first nine months of 2013 and a loss of $25,770,000 for the same period of 2012. We recorded a derivative per the requirements of accounting guidance due to the possibility of resetting the conversion price of our Series A Preferred Stock if we sold our common stock at a price below the original price.

Preferred stock dividends of $2,202,000 were accrued for the first nine months of 2013 and $1,323,000 for the same period of 2012, an increase of $879,000 due to the issuance of the Series B Preferred Stock. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net income allocable to common stockholders for the first nine months of 2013 was $3,322,000, or a $0.13 basic income per common share and a $0.13 diluted income per common share as compared to a net loss of $31,682,000, or a $1.31 basic and diluted loss per common share, for the same period in 2012, an increased income of $35,004,000.

Critical Accounting Policies and Estimates Relating to MuGard

We sold MuGard in the U.S. to wholesalers, and specialty and retail pharmacies from September 2010 until June 6, 2013. On June 6, 2013 we licensed MuGard in the U.S. to AMAG Pharmaceuticals. Per the license agreement we will receive royalties from AMAG Pharmaceuticals after that date for its sales of MuGard. We accrued $48,000 of royalties for the nine months ended September 30, 2013. The $3.3 million license fee is accounted for as deferred revenue and is recognized over ten years which is the life of the license agreement. We recognized revenue for MuGard product sales at the time title transferred to our customers, which occurred at the time product was shipped to our customers.

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

•
Wholesaler and Specialty and Retail Pharmacy Discounts – we offer contractually determined discounts to certain wholesale distributors and specialty and retail pharmacies that purchase directly from us. These discounts are either taken off the invoice at the time of shipment or paid to the customer on a monthly or quarterly basis.

•
Prompt Pay Discounts – we offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience many of the customers comply with the payment terms to earn the cash discount.

•	Patient Discount Programs – we offer discount programs in which patients receive certain discounts off their prescription.
•	Managed Care Rebates – we offer discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a short period of time.

(in thousands)	Three months ended March 31, 2013	Three months ended June 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013
Gross sales	$1,255	$508	$-	1,763
Cash discounts	10	36	-	46
Contract discounts	83	92	-	175
	$1,162	$380	$-	$1,542

	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended September 30, 2012	Nine months ended September 30, 2012
Gross sales	$577	$712	$877	$2,166
Cash discounts	5	13	7	25
Contract discounts	18	84	89	191
	$554	$615	$781	$1,950

1) Sales are thru June 6, 2013, the date of the license of MuGard to AMAG Pharmaceuticals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company directors (the “Access Defendants”). With respect to the Access Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Access Defendants’ motions to dismiss and entered judgment in favor of the Access Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. The Company intends to contest the claims vigorously.
We are not currently subject to any other material pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series B Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 12% per annum. The Company has accrued as of September 30, 2013, dividends payable in the aggregate amount of $5,870,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008. However, as of September 30, 2013, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of September 30, 2013, $857,000 in liquidated damages.

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

                    ACCESS PHARMACEUTICALS, INC.

Date:	November 14, 2013	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	September 30, 2013		December 31, 2012
	(unaudited)
Current assets Cash and cash equivalents Receivables Inventory Prepaid expenses and other current assets	$899,000 56,000 - 89,000		$396,000 840,000 194,000 251,000
Total current assets	1,044,000		1,681,000
Property and equipment, net	6,000		7,000
Other assets	42,000		42,000
Total assets	$1,092,000		$1,730,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Current portion of deferred revenue	$706,000 857,000 5,870,000 577,000		$2,039,000 857,000 3,486,000 247,000
Total current liabilities	8,010,000		6,629,000
Derivative liability - warrants Derivative liability - preferred stock Long-term deferred revenue	131,000 729,000 5,386,000		271,000 9,200,000 2,706,000
Total liabilities	14,256,000		18,806,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock Series A - $.01 par value; authorized
      2,000,000 shares; 2,903.3617 shares issued at September 30,
 2013 and 2,913.3617 shares issued at December 31, 2012
  Convertible preferred stock Series B - $.01 par value; authorized
      2,000,000 shares; 1,000 shares issued at September 30,
 2013 and 1,000 shares issued at December 31, 2012
  Common stock - $.01 par value; authorized 200,000,000 shares;
     issued, 25,510,443 at September 30, 2013 and 24,732,312 at
     December 31, 2012
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- - 255,000 251,235,000 (4,000 (264,650,000	) )	- - 247,000 250,653,000 (4,000 (267,972,000	) )
Total stockholders' deficit	(13,164,000)		(17,076,000)
Total liabilities and stockholders' deficit	$1,092,000		$1,730,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,						Nine months ended September 30,
	2013			2012			2013		2012
Revenues
Product sales		$-			$781,000			$1,542,000		$1,950,000
License revenues		144,000			62,000			290,000		1,384,000
Royalties		45,000			28,000			48,000		64,000
Total revenues		189,000			871,000			1,880,000		3,398,000

Expenses
Research and development		236,000			308,000			756,000		1,712,000
Product costs		7,000			79,000			125,000		201,000
Selling, general and administrative		642,000			1,422,000			4,117,000		4,491,000
Depreciation and amortization		-			18,000			2,000		91,000
Total expenses		885,000			1,827,000			5,000,000		6,495,000

Loss from operations		(696,000)			(956,000)			(3,120,000		(3,097,000)

Interest and miscellaneous income		46,000			111,000			215,000		112,000
Interest and other expense Warrant extension expense		(96,000 -)			(186,000 -)			(182,000 -)		(524,000 (2,316,000	) )
Gain on change in fair value of derivative - warrants		168,000			64,000			140,000		1,236,000
Gain (loss) on change in fair value of derivative - preferred stock		421,000			(13,900,000)			8,471,000		(25,770,000)
		539,000			(13,911,000)			8,644,000		(27,262,000)
Net income (loss)		(157,000)			(14,867,000)			5,524,000		(30,359,000)

Less preferred stock dividends		742,000			444,000			2,202,000		1,323,000
Net income (loss) allocable to common stockholders		$(899,000)			$(15,311,000)			$3,322,000		$(31,682,000)

Net income (loss) per common share
Basic Diluted	$ $	(0.04 (0.04	) )	$ $	(0.63 (0.63	) )	$ $	0.13 0.13	$ $	(1.31 (1.31	) )

Weighted average number of common shares outstanding
Basic Diluted		25,432,750 25,432,750			24,173,705 24,173,705			25,117,447 25,356,636		24,135,585 24,135,585

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
 (unaudited)

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2012	24,732,312	$247,000	2,913.3617	$-	1,000.0	$-	$250,653,000	$(4,000)	$(267,972,000)
Common stock issued for services	28,043	-	-	-	-	-	10,000	-	-
Common stock issued to employees	73,500	1,000	-	-	-	-	28,000	-	-
Stock option compensation expense	-	-	-	-	-	-	77,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(727,000)
Net income	-	-	- _ -	-	-	-	-	-	4,081,000
Balance March 31, 2013	24,833,855	$248,000	2,913.3617	$-	1,000.0	$-	$250,768,000	$(4,000)	$(264,618,000)

Common stock issued for services	174,588	2,000	-	-	-	-	85,000	-	-
Common stock issued to employees	73,500	1,000	-	-	-	-	36,000	-	-
Common stock issued for cash exercise of options	50,000	-	-	-	-	-	11,000	-	-
Preferred stock converted into common stock	200,000	2,000	(10.0000)	-	-	-	(2,000)	-	-
Stock option compensation expense	-	-	-	-	-	-	251,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(733,000)
Net income	-	-	-	-	-	-	-	-	1,600,000
Balance June 30, 2013	25,331,943	$253,000	2,903.3617	$-	1,000.0	$-	$251,149,000	$(4,000)	$(263,751,000)

Table continued on next page.

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
 (unaudited)
Table continued from prior page

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance June 30, 2013	25,331,943	$253,000	2,903.3617	$-	1,000.0	$-	$251,149,000	$(4,000)	$(263,751,000)
Common stock issued for services	30,000	-	-	-	-	-	11,000	-	-
Common stock issued to employees	73,500	1,000	-	-	-	-	32,000	-	-
Common stock issued for cash exercise of options	75,000	1,000	-	-	-	-	17,000	-	-
Stock option compensation expense	-	-	-	-	-	-	26,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(742,000)
Net income	-	-	- _ -	-	-	-	-	-	(157,000)
Balance September 30, 2013	25,510,443	$255,000	2,903.3617	$-	1,000.0	$-	$251,235,000	$(4,000)	$(264,650,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2013		2012
Cash flows from operating activities:
Net income (loss)	$5,524,000		$(30,359,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) on change in fair value of derivative - warrants	(140,000)		(1,236,000)
(Gain) loss on change in fair value of derivative – preferred stock Warrant extension expense	(8,471,000	) -	25,770,000 2,316,000
Depreciation and amortization	2,000		91,000
Stock option compensation expense Stock issued to directors and employees	354,000 99,000		307,000 302,000
Stock issued for services	108,000		53,000
Change in operating assets and liabilities:
Receivables	784,000		(148,000)
Inventory	194,000		(85,000)
Prepaid expenses and other current assets	162,000		11,000
Restricted cash	-		330,000
Other assets	-		13,000
Accounts payable and accrued expenses	(1,333,000)		634,000
Interest payable on dividends	182,000		274,000
Accrued interest payable	-		(79,000)
Deferred revenue	3,010,000		(533,000)
Net cash provided by (used in) operating activities	475,000		(2,339,000)

Cash flows from investing activities:
Capital expenditures	(1,000)		(15,000)
Net cash used in investing activities	(1,000)		(15,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	29,000		-
Net cash provided by financing activities	29,000		-

Net increase (decrease) in cash and cash equivalents	503,000		(2,354,000)
Cash and cash equivalents at beginning of period	396,000		2,460,000
Cash and cash equivalents at end of period	$899,000		$106,000

Supplemental cash flow information:
Cash paid for interest	$-		$330,000

Supplemental disclosure of noncash transactions:
Shares issued for dividends on preferred stock	-		22,000
Preferred stock dividends in dividends payable	$2,202,000		$1,323,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2012 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012 contained an explanatory paragraph to reflect substantial doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, royalty revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2014. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the September 30, 2013 presentation.

(2)           Liquidity

The Company generated net income allocable to common stockholders of $3,322,000 for the nine months ended September 30, 2013 and a loss of $12,531,000 for the year ended December 31, 2012. At September 30, 2013, our working capital deficit was $6,966,000. Management believes that our current cash, revenues from MuGard sales and expected license fees should fund our expected expenditures into the first quarter of 2014. We will require additional funds to continue operations. These funds are expected to come from royalties, the future sales of equity and/or license agreements. If we are unable to obtain adequate royalties or capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

(in thousands)
Description	As of September 30, 2013	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability-
warrants	$131	$-	$131	$-	$140
preferred stock	$729	$-	$-	$729	$8,471

(in thousands)
Description	As of December 31, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$271	$-	$271	$-	$1,236
preferred stock	$9,200	$-	$-	$9,200	$(4,770)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at September 30, 2013 and December 31, 2012, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

 (4)           Stock Based Compensation

For the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of $26,000 and $354,000, respectively. For the three and nine months ended September 30, 2012 we recognized stock-based compensation expense of $85,000 and $307,000, respectively.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$9,000	$9,000	$28,000	$83,000
Selling, general and administrative	17,000	76,000	326,000	224,000
Stock-based compensation expense included in operating expense	$26,000	$85,000	$354,000	$307,000

For both the three and nine months ended September 30, 2013 we granted no stock options. For the three and nine months ended September 30, 2012 we granted 0 and 510,000 stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the grants in the first nine months of 2012 are as follows:

9/30/12
Expected life(b)	5.5 yrs
Risk free interest rate	0.6%
Expected volatility(a)	96%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

(5)           Litigation

Alan Schmidt, a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the “Trust”), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including the Company, MacroChem Corporation, which was acquired by the Company in February 2009, Jeffrey Davis, the CEO and a director of the Company, and Steven H. Rouhandeh and Mark Alvino, both of whom are Company directors (the “Access Defendants”). With respect to the Access Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Access Defendants’ motions to dismiss and entered judgment in favor of the Access Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. The Company intends to contest the claims vigorously.
We are not currently subject to any other material pending legal proceedings.

(6)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and nine months ended September 30, 2012 and the three months ended September 30, 2013, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(899)	$(15,311)	$3,322	$(31,682)
Weighted average shares outstanding	25,432,750	24,173,705	25,117,447	24,135,585
Basic net income (loss) per common share	$(0.04)	$(0.63)	$0.13	$(1.31)

Net income (loss)	$(899)	$(15,311)	$3,322	$(31,682)
Weighted average shares outstanding	25,432,750	24,173,705	25,117,447	24,135,585
Effect of dilutive options and warrants	-	-	239,189	-
Weighted average shares outstanding assuming dilution	25,432,750	24,173,705	25,356,636	24,135,585
Diluted net income (loss) per common share	$(0.04)	$(0.63)	$0.13	$(1.31)

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Warrants	35,643,943	15,733,943	35,643,943	15,733,943
Stock options	2,509,784	2,668,784	1,959,784	2,668,784
Preferred stock Series A	58,067,234	20,264,551	58,067,234	20,264,551
Preferred stock Series B	20,000,000	-	20,000,000	-
Total	116,220,961	38,667,278	115,670,961	38,667,278