Form 10-K
period 2013-12-31
ACCESS PHARMACEUTICALS INC
filed 2014-03-26
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9314

ACCESS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0221517 (I.R.S. Employer Identification No.)
4848 Lemmon Avenue, Suite 517, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2013, was approximately $12,146,000.

The number of shares outstanding of the registrant’s common stock as of March 26, 2014 was 25,954,443 shares. Also outstanding at March 26, 2014 were 2,903.3617 shares of Series A Cumulative Convertible Preferred Stock convertible into 58,067,234 shares of common stock and 1,000.0 shares of Series B Cumulative Convertible Preferred Stock convertible into 20,000,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TABLE OF CONTENTS

Part I                                                                                                                                                                           Page
Item 1.                 Business                                                                                                                                                          2
Item 1A.              Risk Factors                                                                                                                                                  14
Item 2.                 Properties                                                                                                                                                       21
Item 3.                 Legal Proceedings                                                                                                                                                                                                                                                                        21
Item 4.                 Mine Safety Disclosures                                                         21

Part II
Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                                                                                                                                  22
Item 6.                 Selected Financial Data                                                                                                           23
Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                        24
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                             29
Item 8.                 Financial Statements and Supplementary Data                                                                                                                                                   29
Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                                          29
Item 9A.              Controls and Procedures                                                               29
Item 9B.               Other Information                                                                                                                         30

Part III
Item 10.                 Directors, Executive Officers and Corporate Governance                                                                                                                                               31
Item 11.                 Executive Compensation                                                                                                                                              31
Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                                                                                                                    31
Item 13.                 Certain Relationships and Related Transactions and Director Independence                                                                                                                                                                31
Item 14.                 Principal Accounting Fees and Services                                                                                                                                                                                                                               31
Item 15.                 Exhibits, Financial Statement Schedules                                                                                                                                               32

Signatures                                                                                                                                                                                                                                                                                                                         35

PART I

ITEM 1.   BUSINESS

This Form 10-K (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to, the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, revenues from sales and license agreements, our expectation that our capital resources, sales revenues and receipts will be adequate to fund our current level of operations into the first quarter of 2014, our expectation that sales of MuGard will begin in China, our expectation that we will incur losses for the next several years and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management’s beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

Business

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We,” “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product licensed in the U.S. and China. We also have additional products and platform technologies in various stages of development where we are seeking partners to continue development and/or to license the technology.

Marketed Product
•
MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1.0 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the U.S. in 2010. On June 6, 2013 we entered into an exclusive license agreement with AMAG Pharmaceuticals, Inc. (“AMAG”) related to the commercialization of MuGard in the U.S. and its territories. Under the terms of the licensing agreement we received an upfront licensing fee of $3.3 million and a tiered, double-digit royalty on net sales of MuGard in the licensed territory. We receive quarterly royalty payments from AMAG.

Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China, which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. Our partners have also licensed MuGard in other Southeast Asian countries.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (KSE: 128940) related to MuGard commercialization in South Korea.

We are actively seeking partners to license MuGard in other territories.

For the following products we are seeking partners to continue development and/or are seeking partners to license the technology.

Product Candidates
•	We are working on additional products using our proprietary mucoadhesive hydrogel technology as a mucoprotectant and/or delivery vehicle.

•
CobOral™ is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We have developed product candidates based upon the CobOral delivery technology, and have conducted sponsored product development for oral delivery of a number of peptides and RNAi therapeutics. The CobOral platform technology is available for partnering.

•
CobaCyte™-mediated targeted delivery is a preclinical technology that makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. The CobaCyte platform technology is available for partnering.

Products and Product Candidates

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard®	Access	Mucoadhesive liquid	Mucositis	Launched U.S. Licensed to AMAG Pharmaceuticals Regulatory Approval China Licensed to RHEI Pharmaceuticals Licensed to Hanmi Pharmaceutical Co. Ltd.
Mucoadhesive hydrogel technology	Access	Mucoadhesive hydrogel technology	Various	Various stages
CobOral™ Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical
____________________________
(1)           For more information, see “Government Regulation” for description of clinical stages.

Approved Product

MuGard®

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

Our MuGard is a viscous hydrogel polymer solution which provides a protective coating for the oral cavity. MuGard is dispensed in a ready to use form. A multi-site, randomized clinical study was performed in the United States testing MuGard and MuGard containing an anti-inflammatory drug to determine the effect of these products on the prevention and treatment of mucositis. The data from this trial indicated that the patients using MuGard displayed a lower incidence of mucositis than is typically seen in the studied population with no additional benefit from the drug.

The data were retrospectively compared with two historical patient databases to evaluate the potential advantages MuGard may provide in the prevention, treatment and management of mucositis. The patient evaluation was conducted using the oral mucositis assessment scale (OMAS), which qualifies the disease severity on a scale of 0 to 5. Key highlights of the comparison with the historical patient databases are as follows:

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

In August 2007 we signed a definitive licensing agreement with SpePharm under which SpePharm was to market MuGard in Europe. MuGard sales started in Europe in the second quarter of 2009. The agreement was terminated in 2012 and we are actively seeking a new European commercial partner for MuGard sales. In January 2008, we signed a definitive licensing agreement with RHEI Pharmaceuticals, Inc. (“RHEI”), which was later sub-licensed to Jian An Pharmaceutical Ltd (“Jian An”), under which Jian An markets MuGard in China and other Southeast Asian countries.

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

Access initiated a new clinical study of the safety and effectiveness of MuGard in the first quarter of 2011. The study was a controlled, randomized, double-blinded trial of MuGard with a standard treatment for mucositis as a comparator in patients receiving chemoradiation for head and neck cancer. On February 18, 2014, we announced the online publication of the final results of our post-approval marketing study of MuGard in Cancer, the journal of the American Cancer Society. The publication, entitled “Multi-Institutional, Randomized, Double-Blind, Placebo-Controlled Trial to Assess the Efficacy of a Mucoadhesive Hydrogel (MuGard) in Mitigating Oral Mucositis Symptoms in Patients Being Treated With Chemoradiation Therapy for Cancers of the Head and Neck” is available at http://onlinelibrary.wiley.com/doi/10.1002/cncr.28553/full. The publication discusses the results of this post-marketing clinical trial, providing further evidence of the efficacy of MuGard in controlling symptoms caused by oral mucositis in 120 patients receiving chemoradiation therapy for the treatment of cancers of the head and neck.

Products in Development

Drug Development Strategy

We have a rich potential pipeline of products and product candidates ranging from preclinical development candidates to one approved product. To maximize return on this portfolio, we plan to develop in-house or with collaborators the following products and technologies: MuGard, Mucoadhesive hydrogel technology and CobaCyte/CobOral.

A part of our integrated drug development strategy is to form alliances with centers of excellence in order to obtain alternative lead compounds while minimizing the overall cost of research. We do not spend significant resources on fundamental biological research but rather focus on our chemistry expertise and clinical development.

Our strategy is to focus on our mucoadhesive hydrogel technology for the prevention and treatment of side-effects of cancer therapies while continuing to develop technologies such as CobOral-mediated oral drug delivery and CobaCyte-mediated tumor targeting which could provide us with a revenue stream in the short term through commercialization or outlicensing. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to outlicense to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

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

We expended approximately $884,000 and $2,010,000 on research and development during the years 2013 and 2012, respectively.

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

Our CobOral drug delivery technology seeks to deliver drugs orally to systemic circulation and CobaCyte to diseased cells. The main use of the CobOral technology will be to deliver drugs orally that otherwise could only be administered by injection because of poor natural oral absorption and/or degradation in the gastrointestinal tract. While other oral drug delivery technologies have been reported, the majority rely on permeation enhancement. Permeation enhancement temporarily increases the gaps between the cells which line the gastrointestinal tract to allow more drug to pass through. But this technique also allows many other materials, many potentially toxic, to enter the body more readily. Additionally, permeation enhancers only permit a small increase in oral uptake. The CobOral technology relies upon a natural receptor-mediated uptake mechanism which can facilitate uptake of larger quantities of drug. Our nanopolymer technology is used to encapsulate the drug, protecting it in the harsh environment of the gastrointestinal tract, and permits slow drug release once transported into systemic circulation.

Core Drug Delivery Technology Platforms and Technologies

Our current drug delivery technology platforms for use in cancer chemotherapy are:
•	Mucoadhesive Hydrogel Technology;
•	CobOral®-Mediated Oral Delivery Technology; and
•	CobaCyte®-Mediated Targeted Delivery Technology.

 Each of these platforms is discussed below:

Mucoadhesive Hydrogel Technology

MuGard® was the first product to be developed using our Mucoadhesive Hydrogel Technology. MuGard® is an innovative mucoadhesive hydrogel product that has been studied clinically in patients with head and neck cancer that are undergoing radiation treatment. Approximately 90% of patients undergoing radiation treatment for head and neck cancer and 20-50% of patients receiving cytotoxic chemotherapy for various cancers experience a condition known as mucositis, a very painful and debilitating ulceration and infection of the oral cavity, which can be severe enough that the patient foregoes proper treatment for the underlying cancer. In clinical trials, MuGard® was shown to lessen the severity and duration of the mucositis in patients, when compared to no treatment or standard of care practices. The protective coating provided by our Mucoadhesive Hydrogel Technology has potential to treat other ulcerative conditions of the oral cavity such as oral lichen planus and aphthous ulcers. The Mucoadhesive Hydrogel Technology has potential to provide the basis for additional products which protect other mucosal surfaces, particularly those which are accessible via an external orifice, such as the throat, esophagus, vagina, and rectum.

The Mucoadhesive Hydrogel Technology was originally developed as a drug-delivery vehicle, and the muco-protectant properties described above were discovered subsequently from clinical and preclinical studies of formulations of the Mucoadhesive Hydrogel Technology. Access continues to explore new opportunities from the drug-delivery aspects of the Mucoadhesive Hydrogel Technology. Compounds such as drugs, nutritional supplements and medicinal foods normally diffuse rapidly from aqueous formulations. During the original development of the Mucoadhesive Hydrogel Technology, in vitro studies showed that Access’ hydrogel formulations slowed the release of the drug amlexanox from the aqueous hydrogel formulation to a simulated mucosal surface. Prolonged drug exposure (compared with almost instant release) of the mucosa can be beneficial in treating a number of conditions. Slowed drug release can also provide benefit when the drug is required systemically, as evidenced by the large number of ‘CR’ solid-dose oral formulations that have been developed and brought to the market following initial development and approval of instant release tablet and capsule formulations. Access is now applying its Mucoadhesive Hydrogel Technology to the development of products which benefit from both the mucosal protectant and drug delivery aspects of the technology.

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

Our proprietary technology for oral drug delivery utilizes the body’s natural vitamin B12 (“VB12”) transport system in the gut. The absorption of VB12 in the intestine occurs by way of a receptor-mediated endocytosis. Initially, VB12 binds to naturally-produced intrinsic factor (“IF”) in the small intestine, and the VB12-IF complex then binds to the IF receptor on the surface of the intestine. Receptor-mediated endocytosis then allows the transport of VB12 across the gut wall. After binding to another VB12-binding protein, transcobalamin II, VB12 is transferred to the bloodstream.

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

Current Status of CobOral and CobaCyte
Access has had collaborations with several companies to examine the application of Access' vitamin B12 drug delivery technologies for oral and targeted delivery of actives. These collaborations focused on improved peptide delivery in the treatment of diabetes and cancer, and in the delivery of RNAi therapeutics to specific target genes.

In a collaboration with a leading RNAi therapeutics company, promising preliminary data were obtained by our collaborator showing that the CobaCyte delivery technology enhanced oligonulceotide delivery to target cells in vitro. Additional studies aimed at providing additional proof-of-concept data supporting the potential of CobaCyte targeting of RNAi therapies have been considered.

Other Technologies

We completed our work on our Synthetic Polymer Targeted Drug Delivery Technology in 2013. We returned the license to The School of Pharmacy, University of London.

Other Key Developments

On March 21, 2014, we announced we have advanced development of a new proprietary product, called ProctiGard™, for the treatment of radiation proctitis. Radiation proctitis (“RP”) is a significant unmet medical need, with no well-established standard of care. It is estimated that there are in excess of 250,000 new cases of prostate, cervical, rectal, testicular, bladder and endometrial cancer diagnosed each year. Approximately 50% of these patients require radiation therapy, and roughly 75% of patients undergoing pelvic irradiation experience radition proctitis. We are actively seeking marketing partners globally for ProctiGard™.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (KSE: 128940) related to MuGard commercialization in South Korea. Under the terms of the agreement, we received an upfront licensing fee and double digit royalties on sales of MuGard in the licensed territory.

On February 18, 2014, we announced the online publication of the final results of our post-approval marketing study of MuGard in Cancer, the journal of the American Cancer Society. The publication, entitled “Multi-Institutional, Randomized, Double-Blind, Placebo-Controlled Trial to Assess the Efficacy of a Mucoadhesive Hydrogel (MuGard) in Mitigating Oral Mucositis Symptoms in Patients Being Treated With Chemoradiation Therapy for Cancers of the Head and Neck” is available at http://onlinelibrary.wiley.com/doi/10.1002/cncr.28553/full. The publication discusses the results of this post-marketing clinical trial, providing further evidence of the efficacy of MuGard in controlling symptoms caused by oral mucositis in 120 patients receiving chemoradiation therapy for the treatment of cancers of the head and neck.

On September 12, 2013, we announced we had received notification from the European Patent Office that an additional European patent for MuGard had been granted. The patent (EP1997478) protects a wide range of liquid formulations for the prevention and treatment of mucosal diseases and disorders.

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

Corporate Information

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. Our principal executive office is located at 4848 Lemmon Avenue, Suite 517, Dallas, Texas 75219. Our telephone number is (214) 905-5100.

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

For our mucoadhesive liquid technology, used in MuGard, two U.S. patents have been issued and two European patents have been granted. One European patent has been issued in 19 European countries the other patent is in nationalization process. Patents have also been granted, or are under review, in several other major territories worldwide. Our mucoadhesive liquid technology patents and applications cover a range of products for a variety of diseases and conditions affecting the oral cavity, including the management of the various phases of mucositis.

We have two patented CobaCyte/CobOral-mediated targeted therapeutic technologies:

•
two U.S. patents and several U.S. and worldwide patent applications for the use of vitamin B12 to target the transcobalamin II receptor which is upregulated in numerous diseases including cancer, rheumatoid arthritis, certain neurological and autoimmune disorders; and

•
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

Our patents for the following technologies expire in the years and during the date ranges indicated below:
•	MuGard mucoadhesive technology in 2030, and
•	CobaCyte/CobOral mediated technology between 2014 and 2030.

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

ActoGeniX N.V., Alder Biopharmaceuticals, Inc., Applied Protein Sciences, LLC, Avaxia Biologics, Inc, BioAlliance Pharma S.A., BMG Pharma s.r.l., Camurus AB, DARA BioSciences, Inc. EUSA Pharma, Galera Therapeutics, Inc. Maya Biotech Ltd. , NephRx, Piramal Healthcare Ltd., Soligenix, Inc. and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology. Products which are marketed to treat mucositis include Caphosol by EUSA Pharma, Gelclair by DARA BioSciences, Inc., Episil by Camurus AB, and Kepivance by Biovitrum.

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

Employees

As of March 26, 2014, we had six full-time employees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our website, www.accesspharma.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors (the “Board”) and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Access Pharmaceuticals, Inc., 4848 Lemmon Avenue, Suite 517, Dallas, TX 75219 attn: Investor Relations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Jeffrey B. Davis, 50 has been our Chief Executive Officer since December 26, 2007. Mr. Davis currently also serves as our Interim Chief Financial Officer and Treasurer. Previously, Mr. Davis was Chairman of the Board, member of the Executive Committee and a Chairman of the Compensation Committee of the Board. Previously, Mr. Davis served in a variety of senior investment banking and management positions and in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of Uluru, Inc.

ITEM 1A.  RISK FACTORS

Risks relating to our business and industry

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2013, contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $266.4 million through December 31, 2013. Net income allocable to common stockholders for the year ended 2013 was $1.6 million and the net loss for the year ended December 31, 2012 was $12.5 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials. Our net cash burn rate for the year ended December 31, 2013 was approximately $289,000 per month. We project our cash disbursements from operations for the next twelve months to be approximately $126,000 per month, excluding offsetting royalty revenues. Capital expenditures are forecasted to be minor for the next twelve months.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses and capital requirements for the next twelve months. We will need to raise substantial additional capital to support our ongoing and planned operations.

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

MuGard is manufactured by third parties for certain of licensees. Manufacturing is ongoing for the United States and China territories.

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

Lower prices for pharmaceutical products may result from:

•	third-party-payers' increasing challenges to the prices charged for medical products and services;

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

We are highly dependent upon the efforts of our senior management, including our President and Chief Executive Officer, Jeffrey B. Davis. The loss of the services of this individual could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have our employment agreement with Jeffrey B. Davis, his employment may be terminated by him or us at any time. We do not have employment contracts with our other key personnel. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists, consultants and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares or shares we may issue or be obligated to issue in the future. Substantially all of the shares of our common stock that were outstanding as of March 26, 2014, are unrestricted and freely tradable or tradable pursuant to a resale registration statement or under Rule 144 of the Securities Act or are covered by a registration rights agreement.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Former Chief Financial Officer and accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Former Chief Financial Officer and accounting consultant. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer and accounting consultant. Because of the material weakness described above, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

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

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities.

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

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates; Larry N. Feinberg (Oracle Partners LP, Oracle Institutional Partners LP and Oracle Investment Management Inc.); and Lake End Capital LLC each beneficially owned approximately 70.5%, 8.9%, and 5.5%, respectively, of our common stock on an as converted basis as of March 26, 2014. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2.  PROPERTIES

We maintain approximately 2,000 square feet of business office suites for administrative offices in New York, New York. We have a lease agreement for the facility, which terminates in August 2014. We closed our Dallas office and laboratory in October 2013.

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

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
  AND ISSURER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on the OTC Bulletin Board, or OTCBB, under the trading symbol ACCP since June 5, 2006.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2013 and 2012. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2013
First quarter	$0.60	$0.25
Second quarter	0.54	0.38
Third quarter	0.50	0.32
Fourth quarter	0.42	0.23

Fiscal Year Ended December 31, 2012
First quarter	$1.44	$0.98
Second quarter	1.23	0.45
Third quarter	0.73	0.32
Fourth quarter	0.45	0.22

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

We are required, however, to pay dividends on our Series A preferred stock at the rate of 6% per year. We are also required to pay dividends on our Series B preferred stock at the rate of 12% per year

The number of record holders of our common stock at March 26, 2014 was approximately 6,700. On March 25, 2014, the closing price for the common stock as quoted on the OTCBB was $0.58. There were 25,954,443 shares of common stock outstanding at March 26, 2014.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

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

Equity compensation plans
  approved by security
  holders:
    2005 Equity Incentive Plan              1,439,200                                                                   $     1.18                                     21,394,155
    1995 Stock Awards Plan                         5,000                20.45                                                                     -
Total                            1,444,200                       $ 1.24                                                     21,394,155

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We,” “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product licensed in the U.S., China and Korea. We also have additional products and platform technologies in various stages of development where we are seeking partners to continue development and/or to license the technology.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Product sales of MuGard in the U. S. totaled $1,529,000 for the year ended December 31, 2013 as compared with $2,865,000 for the same period of 2012, a decrease of $1,336,000. On June 6, 2013, MuGard was licensed to AMAG and revenue is now recorded as royalties. See sales table in “Critical Accounting Policies and Estimates Relating to MuGard” below.

Our licensing revenue for the year ended December 31, 2013 was $435,000 as compared to $1,446,000 for the same period of 2012, a decrease of $1,011,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements. In the first quarter of 2012, we finalized the negotiations for the termination of the license from our European partner for MuGard and recognized all of the previously received license fees ($706,000) that were recorded in deferred revenue and a $500,000 termination fee.

We recorded royalty revenue for MuGard for the year ended December 31, 2013 of $78,000 as compared to $93,000 for the same period of 2012, a decrease of $15,000. Prior to the license of MuGard in the U.S. to AMAG on June 6, 2013 we recorded product sales for MuGard and no royalty revenue. We recorded royalty revenue for MuGard in Europe of $93,000 for the year ended December 31, 2012 and none in the same period of 2013. In the first quarter of 2012, we finalized the negotiations for the termination of the license to our European partner for MuGard.

Total research and development spending for the year ended December 31, 2013 was $884,000, as compared to $2,010,000 for the same period of 2012, a decrease of $1,126,000. The net decrease in research and development expenses was primarily due to:

•	decreased salary and related costs ($433,000) from reduced scientific staff;
•	decreased clinical development due to completed trials for MuGard, ProLindac and Thiarabine ($433,000);
•	decreased laboratory costs due to the closing of our laboratory ($90,000);
•	decreased stock compensation expense from lower expense of option grants for research and development employees ($62,000); and
•	other net decreases in research spending ($108,000).

Product costs for MuGard in the U. S. were $125,000 for the year ended December 31, 2013 as compared to $267,000 for the same period in 2012, a decrease of $142,000. On June 6, 2013, MuGard was licensed to AMAG and product costs after that date are incurred by AMAG.

Total selling, general and administrative expenses were $4,834,000 for the year ended December 31, 2013, as compared to $6,024,000 for the same period of 2012, a decrease of $1,190,000. The net decrease in expenses was due primarily to the following:

•	decreased MuGard product selling expenses ($1,238,000);
•	decreased salary and related costs ($415,000) from reduced general and administrative salaries and staff;
•	lower investor relations expenses ($102,000);
•	increased legal fees ($315,000);
•	increased general business consulting expenses for MuGard licensing and transition costs ($147,000); and
•	increased net other general and administrative expenses ($103,000).

Depreciation and amortization was $3,000 for the year ended December 31, 2013 as compared to $419,000 for the same period in 2012, a decrease of $416,000. Amortization expense related to intangible assets was $362,000 in 2012 and was fully amortized. Depreciation was $54,000 lower in 2013 due to the closing of our lab and the sale of our furniture and equipment.

Total operating expenses for the year ended December 31, 2013 were $5,846,000 as compared to total operating expenses of $8,720,000 for the same period of 2012, a decrease of $2,874,000 for the reasons listed above.

Interest and miscellaneous income was $251,000 for the year ended December 31, 2013 as compared to $242,000 for the same period of 2012, an increase of $9,000. Miscellaneous income was higher in 2013 due to sale of certain platinum and monomer inventory and write-offs and settlements of certain accounts payables.

Interest and other expense was $279,000 for the year ended December 31, 2013 as compared to $608,000 in the same period of 2012, a decrease of $329,000. The decrease in interest and other expense was due to the pay-off of the secured promissory note of $2.75 million in November 2012.

We recorded a one-time expense of $2,316,000 in the year ended December 31, 2012 for amendment agreements for 4,581,816 currently outstanding warrants which extended the expiration dates of such warrants to February 16, 2015 for 3,818,180 warrants; to October 24, 2015 for 386,364 warrants; and to December 6, 2015 for 377,272 warrants. The holders of such warrants include unaffiliated warrant holders as well as SCO Capital Partners LLC, Lake End Capital LLC and Beach Capital LLC. Such holders may be deemed to be affiliates of Jeffrey B. Davis and Steven H. Rouhandeh, our Chief Executive Officer and a director, respectively. The warrants that were amended were for the purchase of an aggregate of 4,581,816 shares of our common stock. In connection with the amendments, the holders of such warrants agreed to waive any damages that they may have incurred relating to the Company’s inability to register the shares of common stock issuable upon exercise of the warrants, other than liquidated damages that may have already accrued relating to such inability to register such shares.

We recorded a gain related to warrants classified as derivative liabilities of $271,000 for the year ended December 31, 2013 as compared to a gain of $1,236,000 for the same period of 2012. We recorded a derivative for warrants when the fair value of the warrants that were issued with our Series A Preferred Stock were reclassified from equity to liabilities per the requirements of accounting guidance as a result of the repricing feature. These warrants expired in February 2014.

We recorded a gain for the derivative liability related to preferred stock of $8,010,000 for the year ended December 31, 2013 and a loss of $4,770,000 for the same period of 2012. We recorded a derivative per the requirements of accounting guidance due to the possibility of resetting the conversion price of our Series A Preferred Stock if we sold our common stock at a price below the original price.

Preferred stock dividends of $2,898,000 were accrued for the year ended December 31, 2013 and $1,999,000 for the same period of 2012, an increase of $899,000 due to the issuance of the Series B Preferred Stock. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net income allocable to common stockholders for the year ended December 31, 2013 was $1,551,000, or a $0.06 basic income per common share and a $0.06 diluted income per common share as compared to a net loss of $12,531,000, or a $0.52 basic and diluted loss per common share, for the same period in 2012, an increased income of $14,082,000.

Liquidity and Capital Resources

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Product sales, licensing payments and royalty revenues provided limited funding for operations during the year ended December 31, 2013. As of December 31, 2013, our cash and cash equivalents were $424,000 and our net cash expenditures for the year ended December 31, 2013, was approximately $289,000 per month. As of December 31, 2013, our working capital deficit was $8,386,000. Our working capital deficit at December 31, 2013 represented an increase of $3,438,000 as compared to our working capital deficit as of December 31, 2012 of $4,948,000. The increase in the working capital deficit at December 31, 2013 reflects twelve months of net operating costs and changes in current assets and liabilities and the license fee from AMAG.

As of March 26, 2014, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2013 of $266,421,000. We expect that our capital resources, royalties from MuGard and expected receipts due under our license agreements will be adequate to fund our current level of operations for the next twelve months. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or royalty revenue to achieve profitability on a sustained basis or at all.

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

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:
•	the successful development and commercialization of MuGard™ and our other product candidates;
•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
•	continued scientific progress in our research and development programs;
•	the magnitude, scope and results of preclinical testing and clinical trials;
•	the costs involved in filing, prosecuting and enforcing patent claims;
•	the costs involved in conducting clinical trials;
•	competing technological developments;
•	the cost of manufacturing and scale-up;
•	the ability to establish and maintain effective commercialization arrangements and activities; and
•	successful regulatory filings.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2013	2012
MuGard	$725	$1,033	$5,015
Others (2)	159	977	39,988
Total	$884	$2,010	$45,003

(1)	Cumulative spending from inception of the Company or project through December 31, 2013.
(2)	Includes: CobOral, CobaCyte and other projects.

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

Sources and Availability of Raw Materials and Components

In addition, we also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of Congo or certain adjoining countries (DRC), are used in our products. The first DRC minerals report is due in the second quarter of 2014 for the 2013 calendar year and we are conducting appropriate diligence measures to comply with such requirements.

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

Receivables
Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2013 and 2012, no allowance was recorded as all accounts are considered collectible.

Derivative liability
In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at December 31, 2013, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

Product sales and allowances
We sold MuGard to wholesalers, and specialty and retail pharmacies. We began shipping to customers in September 2010 through June 6, 2013 when we licensed MuGard to AMAG Pharmaceuticals. Since June 6, 2013 we receive royalties from AMAG Pharmaceuticals from their sales of MuGard. We recognized revenue for MuGard product sales at the time title transferred to our customers, which occurred at the time product was shipped to our customers.

We recognized product sales allowances as a reduction of product sales in the same period the related revenue was recognized. Product sales allowances were based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, rebates or discounts taken. If actual future results varied from our estimates, we may have needed to adjust these estimates, which could have had an effect on product sales and earnings in the period of adjustment. Our product sales allowances included:

•
Wholesaler and Specialty and Retail Pharmacy Discounts – we offered contractually determined discounts to certain wholesale distributors and specialty and retail pharmacies that purchase directly from us. These discounts are either taken off the invoice at the time of shipment or paid to the customer on a monthly or quarterly basis.

•
Prompt Pay Discounts – we offered cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience many of the customers comply with the payment terms to earn the cash discount.

•	Patient Discount Programs – we offered discount card programs in which patients receive certain discounts off their prescription.
•	Managed Care Rebates – we offered discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts were settled within a short period of time.

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

Stock-based compensation expense recognized for the years ended December 31, 2013 and 2012 was approximately $439,000 and $390,000, respectively.

Off-Balance Sheet Transactions

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report Form 10-K on pages F-1 through F-22 hereto. Reference is made to Item 15 of this Form -10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management and consultants, including our Chief Executive Officer and Acting Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Acting Chief Financial Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

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

The material weakness relates to the monitoring and review of work performed by our Acting and Former Chief Financial Officer and accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Former Chief Financial Officer and accounting consultant. This lack of accounting staff results in a lack of segregation of duties.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Chairman of the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire a Chief Financial Officer and sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Because of the material weakness described above, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes, except for our Chief Executive Officer becoming Acting Chief Financial Officer, in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership.  The information required by this Item is incorporated herein by reference from the information to be contained in our 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Shareholders (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.accesspharma.com under the heading “Investor Information.” We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.  We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Access, c/o Investor Relations, 4848 Lemmon Avenue, Suite 517, Dallas, TX  75219.

Our corporate governance guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available on our website at www.accesspharma.com under the heading “Investor Information”. We shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Access, c/o Investor Relations, 4848 Lemmon Avenue, Suite 517, Dallas, TX  75219.

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

3.11
Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)

3.12
Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock filed October 26, 2012 (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed October 26, 2012)

3.13
Certificate of Amendment of Certificate of Incorporation filed July 1, 2013 increasing the aggregate number of shares of Common Stock which we have authority to issue to Two Hundred Million (200,000,000) shares with a par value of one cent ($0.01) per share.

10.1*	1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
10.2*	Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31, 2001)
10.3*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.4*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.5	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.6	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.7	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.8	Form of Warrant dated February 16, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.31 of our Form 10-Q for the quarter ended March 31, 2006)
10.9	Form of Warrant dated October 24, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form 10-KSB filed on April 2, 2007)
10.10	Form of Warrant December 6, 2006, issued by the Registrant to certain Purchasers (Incorporated by reference to Exhibit 10.32 of our Form 10-KSB filed on April 2, 2007)
10.11
Preferred Stock and Warrant Purchase Agreement, dated November 7, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.23 of our Form S-1 filed on March 11, 2008)

10.12	Investor Rights Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.24 of our Form S-1 filed on March 11, 2008)
10.13	Form of Warrant Agreement dated November 10, 2007, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.25 of our Form S-1 filed on March 11, 2008)
10.14	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.15	Amendment and Restated Purchase Agreement, dated February 4, 2008 between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.27 of our Form S-1 filed on March 11, 2008)
10.16
Amended and Restated Investor Rights Agreement, dated February 4, 2008, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.28 of our Form S-1 filed on March 11, 2008)

10.17*	Employment Agreement dated January 4, 2008, between the Registrant and Jeffrey B. Davis (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on March 11, 2008)
10.18	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 of our Form S-1 filed on January 15, 2010)
10.19	Form of Warrant (Incorporated by reference to Exhibit 10.30 of our Form S-1 filed on January 15, 2010)
10.20
Form of Securities Purchase Agreement dated as of December 10, 2010 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)

10.21	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 14, 2010)
10.22
Form of Securities Purchase Agreement dated as of November 1, 2011 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 10, 2011)

10.23	Form of Common Stock Warrant (Two and One Half Year Warrant) issued by us (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on November 10, 2011)
10.24	Form of Common Stock Warrant (Five Year Warrant) issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on November 10, 2011)

10.25
Amendment No.1 to Warrant Agreement dated February 10, 2012 by and among us and warrant holders including certain affiliates named therein extending the term of certain warrants until 2015 (Incorporated by reference to Exhibit 99.1 of our Form 8-K filed on February 10, 2012)

10.26
Preferred Stock and Warrant Purchase Agreement dated October 25, 2012 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 26, 2012)

10.27	Investor Rights Agreement dated October 25, 2012, between the Registrant and certain Purchasers (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 26, 2012)
10.28	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on October 26, 2012)
10.29	License Agreement, dated June 6, 2013, by and between us and AMAG Pharmaceuticals, Inc.
21	Subsidiaries of the Registrant
23.1 Consent of Whitley Penn LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ACCESS PHARMACEUTICALS, INC.

Date March 26, 2014                                                                           By:       /s/ Jeffrey B. Davis
    Jeffrey B. Davis
    Chief Executive Officer
    Principal Executive Officer
    Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 26, 2014                                                                           By:       /s/ Jeffrey B. Davis
    Jeffrey B. Davis, Director
    Chief Executive Officer
    Principal Executive Officer
    Principal Financial and Accounting Officer

Date March 26, 2014                                                                           By:        /s/ Mark J. Ahn
    Mark J. Ahn, Director

Date March 26, 2014                                                                           By:       /s/ Mark J. Alvino
    Mark J. Alvino, Director

Date March 26, 2014                                                                           By:       /s/ Stephen B. Howell
    Stephen B. Howell, Director

Date March 26, 2014                                                                           By:       /s/ Steven H. Rouhandeh
    Steven H. Rouhandeh, Chairman of the Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Access Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Access Pharmaceuticals, Inc. and subsidiaries, as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
March 26, 2014

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2013		December 31, 2012
Current assets Cash and cash equivalents Receivables Inventory Prepaid expenses and other current assets	$424,000 74,000 - 77,000		$396,000 840,000 194,000 251,000
Total current assets	575,000		1,681,000
Property and equipment, net	6,000		7,000
Other assets	32,000		42,000
Total assets	$613,000		$1,730,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Current portion of deferred revenue	$863,000 857,000 6,663,000 578,000		$2,039,000 857,000 3,486,000 247,000
Total current liabilities	8,961,000		6,629,000
Derivative liability - warrants	-		271,000
Derivative liability - preferred stock Long-term deferred revenue	1,190,000 5,241,000		9,200,000 2,706,000
Total liabilities	15,392,000		18,806,000
Commitments and contingencies
Stockholders' deficit
   Convertible preferred stock A - $.01 par value; authorized 2,000,000 shares; 2,903.3617 issued at December 31, 2013; 2,913.3617 issued at December 31, 2012
   Convertible preferred stock B - $.01 par value; authorized 2,000,000 shares; 1,000 issued at December 31, 2013 and December 31, 2012
   Common stock - $.01 par value; authorized 200,000,000 shares;
      issued 25,729,443 at December 31, 2013; issued 24,732,312
      at December 31, 2012
   Additional paid-in capital
   Treasury stock, at cost – 163 shares
   Accumulated deficit
	- - 257,000 251,389,000 (4000 (266,421,000	) )	- - 247,000 250,653,000 (4,000 (267,972,000	) )
Total stockholders' deficit	(14,779,000)		(17,076,000)
Total liabilities and stockholders' deficit	$613,000		$1,730,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012

Revenues
Product sales License revenues	$1,529,000 435,000	$2,865,000 1,446,000
Royalties	78,000	93,000
Total revenues	2,042,000	4,404,000

Expenses
Research and development	884,000	2,010,000
Product costs	125,000	267,000
Selling, general and administrative	4,834,000	6,024,000
Depreciation and amortization	3,000	419,000
Total expenses	5,846,000	8,720,000

Loss from operations	(3,804,000)	(4,316,000)

Interest and miscellaneous income	251,000	242,000
Interest and other expense Warrant extension expense	(279,000 -)	(608,000 (2,316,000	) )
Gain on change in fair value of derivative-warrants	271,000	1,236,000
Gain (loss) on change in fair value of derivative- preferred stock	8,010,000	(4,770,000)
	8,253,000	(6,216,000)
Net income (loss)	4,449,000	(10,532,000)

Less preferred stock dividends	(2,898,000)	(1,999,000)
Net income (loss) allocable to common stockholders	$1,551,000	$(12,531,000)

Net income (loss) per common share
Basic	$0.06	$(0.52)
Diluted	$0.06	$(0.52)

Weighted average number of common shares outstanding
Basic	25,243,160	24,178,768
Diluted	25,473,646	24,178,768

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock - A		Preferred Stock - B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit

Balance, December 31, 2011	23,890,787	$239,000	2,938.3617	$-	-	$-	$237,600,000	$(4,000)	$(255,441,000)
Restricted common stock issued for services	20,000	-	-	-	-	-	27,000	-	-
Common stock issued for services	80,892	-	-	-	-	-	40,000	-	-
Warrants issued for services	-	-	-	-	-	-	10,000	-	-
Common stock issued to directors and employees	222,500	2,000	-	-	-	-	303,000	-	-
Preferred stock converted into common stock	500,000	5,000	(25.0000)	-	-	-	(5,000)	-	-
Common stock issued for preferred dividends	18,133	1,000	-	-	-	-	21,000	-	-
Stock option compensation expense	-	-	-	-	-	-	390,000	-	-
Preferred stock issued $0.50 share, net of costs	-	-	-	-	470.27	-	4,654,000	-	-
Preferred stock issued $0.50 share in exchange of dividends payable	-	-	-	-	529.73	-	5,297,000	-	-
Warrant extension expense	-	-	-	-	-	-	2,316,000
Preferred dividends	-	-	-	-	-	-	-	-	(1,999,000)
Net loss	-	-	-	-	-	-	-	-	(10,532,000)
Balance, December 31, 2012	24,732,312	247,000	2,913.3617	-	1,000.00	-	250,653,000	(4,000)	(267,972,000)

Common stock issued for services	242,631	2,000	-	-	-	-	109,000	-	-
Common stock issued to directors and employees	429,500	5,000	-	-	-	-	162,000	-	-
Common stock issued for cash exercise of options	125,000	1,000	-	-	-	-	28,000
Preferred stock converted into common stock	200,000	2,000	(10.0000)	-	-	-	(2,000)	-	-
Stock option compensation expense	-	-	-	-	-	-	439,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(2,898,000)
Net income	-	-	-	-	-	-	-	-	4,449,000
Balance, December 31, 2013	25,729,443	$257,000	2,903.3617	$-	1,000.00	$-	$251,389,000	$(4,000)	$(266,421,000)

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                              2013                                         2012

Cash flows from operating activities:
Net income (loss)                                                                                    $4,449,000                            $(10,532,000)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
(Gain) on change in fair value of derivative-warrants                                                     (271,000)                           (1,236,000)
(Gain) loss on change in fair value of derivative-preferred stock                  (8,010,000)                             4,770,000
Warrant extension expense                                                                                             -                  2,316,000
Gain on negotiated payables                                                                                      -                   (241,000)
Depreciation and amortization                                                                                             3,000               419,000
Stock option compensation expense                                                                              439,000               390,000
Stock issued to directors and employees                                                                                          167,000                                      305,000
Stock and warrants issued for services                                                                                     111,000                                        77,000
Change in operating assets and liabilities:
Receivables                                                                                             766,000                 (507,000)
Inventory                                                                                                 194,000               (43,000)
Prepaid expenses and other current assets                                                              174,000                                     (212,000)
Restricted cash                                                                                                -                 330,000
Other assets                                                                                                 10,000              17,000
Accounts payable and accrued expenses                                                 (1,176,000)                                     567,000
Dividends payable                                                                                                279,000                                       319,000
Accrued interest payable                                                                                               -                   (98,000)
Deferred revenue                                                                                           2,866,000                                     (596,000)
Net cash provided by (used in) operating activities                                                           1,000                                    (3,955,000)

Cash flows from investing activities:
Capital expenditures                                                                                                      (2,000)                              (13,000)
Net cash used in investing activities                                                                    (2,000)                                        (13,000)

Cash flows from financing activities:
Payment of debt                                                                                                   -                    (2,750,000)
Proceeds from exercise of stock options                                                                           29,000                                           -
Proceeds from preferred stock issuances, net of costs                                                                            -                          4,654,000
Net cash provided by financing activities                                                                                                   29,000                                      1,904,000

Net increase (decrease) in cash and cash equivalents                                                                                                        28,000                               (2,064,000)
Cash and cash equivalents at beginning of year                                                                                                396,000                                    2,460,000
Cash and cash equivalents at end of year                                                                                                                  $   424,000                                         396,000

Supplemental cash flow information:
Cash paid for interest                                                                                  $               -                           $      388,000

Supplemental disclosure of noncash transactions
Shares issued for dividends on preferred stock                                                                     -                                              22,000
  Preferred stock dividends in dividends payable                        2,898,000                                 1,999,000
Dividends payable exchanged for preferred stock                                   -                                        5,297,000

The accompanying notes are an integral part of these consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two years ended December 31, 2013

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

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables
Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2013 and 2012, no allowance was recorded as all accounts are considered collectible.

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

Product Sales and Allowances
We sold MuGard to wholesalers, and specialty and retail pharmacies. We began shipping to customers in September 2010 through June 6, 2013 when we licensed MuGard to AMAG Pharmaceuticals. Since June 6, 2013 we receive royalties from AMAG Pharmaceuticals for their sales of MuGard. We recognized revenue for MuGard product sales at the time title transferred to our customers, which occurred at the time product was shipped to our customers.

We recognized product sales allowances as a reduction of product sales in the same period the related revenue was recognized. Product sales allowances were based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers, rebates or discounts taken. If actual future results varied from our estimates, we may have needed to adjust these estimates, which could have had an effect on product sales and earnings in the period of adjustment. Our product sales allowances included:

•
Wholesaler and Specialty and Retail Pharmacy Discounts – we offered contractually determined discounts to certain wholesale distributors and specialty and retail pharmacies that purchase directly from us. These discounts are either taken off the invoice at the time of shipment or paid to the customer on a monthly or quarterly basis.

•
Prompt Pay Discounts – we offered cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on our experience many of the customers comply with the payment terms to earn the cash discount.

•	Patient Discount Programs – we offered discount card programs in which patients receive certain discounts off their prescription.
•	Managed Care Rebates – we offered discounts under contracts with certain managed care providers who do not purchase directly from us.

We believe our estimates related to gross-to-net sales adjustments for MuGard do not have a high degree of estimation complexity or uncertainty as the related amounts were settled within a short period of time.

   Below is a table showing gross sales and net sales by quarter for the years ended December 31, 2013 and 2012.
(in thousands)	Three months ended March 31, 2013	Three months ended June 30, 2013	Three months ended Sept 30, 2013	Three months ended Dec 31, 2013	Twelve months ended Dec 31, 2013
Gross sales	$ 1,255	$ 508	$ -	$ -	$ 1,763
Cash discounts	10	36	-	5	51
Contract discounts	83	92	-	8	183
Net sales	$ 1,162	$ 380	$ -	$ (13)	$ 1,529

	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended Sept 30, 2012	Three months ended Dec 31, 2012	Twelve months ended Dec 31, 2012
Gross sales	$ 577	$ 712	$ 877	$ 1,048	$ 3,214
Cash discounts	5	13	7	9	34
Contract discounts	18	84	89	124	315
Net sales	$ 554	$ 615	$ 781	$ 915	$ 2,865

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

Other Income
In 2013 and 2012, we recognized miscellaneous income of $250,000 and $241,000, respectively, due to sales of platinum and monomers and write-offs and settlements of other accounts payable.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2013 and 2012, we did not recognize any uncertain tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Income (Loss) Per Share
We have presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income (loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, preferred stock and warrants. Common equivalent shares have not been included in the net loss per share calculations for year ended December 31, 2012 because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2013	2012

Net income (loss)	$1,551	$(12,531)
Weighted average shares outstanding	25,243,160	24,178,768
Basic net income (loss) per common share	$0.05	$(0.52)

Net income (loss)	$1,551	$(12,531)
Weighted average shares outstanding	25,243,160	24,178,768
Effect of dilutive options and warrants	230,486	-
Weighted average shares outstanding assuming dilution	25,473,646	24,178,768
Diluted net income (loss) per common share	$0.06	$(0.52)

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	For the year ended December 31,
	2013	2012

Warrants	31,879,063	35,733,943
Stock options	919,200	2,703,284
Preferred stock Series A	58,067,234	58,267,234
Preferred stock Series B	20,000,000	20,000,000
Total	110,865,497	116,704,461

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

During 2013 and 2012, no stock options and 1,235,000 stock options, respectively, were granted under the 2005 Equity Incentive Plan. Assumptions for 2012 are:

2012
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

At December 31, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $53,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years. We anticipate that we will grant additional share-based awards to employees and consultants in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.

The following table summarizes stock-based compensation for the years ended December 31, 2013 and 2012 which was allocated as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012
Research and development	$31	$93
General and administrative	408	297
Stock-based compensation expense included in operating expense	439	390

Total stock-based compensation expense	439	390
Tax benefit	-	-
Stock-based compensation expense, net of tax	$439	$390

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that we are a going concern. We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2013 of $266,421,000. We expect that our capital resources, revenues from MuGard royalties and expected receipts due under our license agreements will be adequate to fund our current level of operations for the next twelve months. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we are required to seek additional financing sources within the next twelve months. We cannot assure you that we will ever be able to generate significant product revenue or achieve or sustain profitability.

Management believes that our current cash, royalties and expected license fees should fund our expected burn rate for the next twelve months. We will require additional funds to support ongoing and planned operations. These funds are expected to come from the future sales of equity and/or license agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion we may engage in certain related party transactions. Pursuant to our Audit Committee charter, our policy is that all related party transactions are reviewed and approved by the Board of Directors or Audit Committee prior to our entering into any related party transactions.

In the event SCO Capital Partners LLC (SCO) and its affiliates were to convert all of their shares of Series A Preferred Stock, Series B Preferred Stock and exercise all of their warrants, they would own approximately 70.5% of the voting securities of Access. During 2013 and 2012, SCO and affiliates charged $300,000 each year in investor relations fees.

In connection with the sale and issuance of Series A Preferred Stock and warrants, we entered into a Director Designation Agreement whereby we agreed to continue SCO’s right to designate two individuals to serve on the Board of Directors of Access.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:                           December 31,
                                                                                                                            2013                    2012
Laboratory equipment                          $             -            $   818,000
Laboratory and building improvements                                                                                                       -                   17,000
Furniture and equipment                                                                                                                       14,000                   63,000
                                                                                                                           14,000                 898,000
Less accumulated depreciation and amortization                                                                                8,000                 891,000
Property and equipment, net                                                                                                          $       6,000            $       7,000

Depreciation and amortization on property and equipment was $3,000 and $57,000 for the years ended December 31, 2013 and 2012, respectively. The laboratory equipment was sold in 2013 when the laboratory was closed.

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($17,500 in 2013 and $17,000 in 2012) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 60 investment options. Company contributions under the 401(k) Plan were approximately $0 in 2013 and $0 in 2012.

NOTE 6 – DEBT

We had a note payable of $2,750,000 at December 31, 2011 which was due on September 13, 2012. The note and interest due was paid in full on November 2, 2012. The note had interest at 12% per annum with $330,000 of interest due and paid on September 13, 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases
At December 31, 2013, we had a commitment under a non-cancelable operating lease for our New York office until August 31, 2014 totaling $130,000. Rent expense for the years ended December 31, 2013 and 2012 was $270,000 and $288,000, respectively. Rent expense included rent for our Dallas office which was closed on September 30, 2013. We also have one non-cancelable operating lease – for a copier with future obligations totaling approximately $10,000 ending in 2014.

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

Generally Accepted Accounting Principles define’s fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 are summarized below:

(in thousands)
Description	As of December 31, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$-	$-	$-	$-	$271
preferred stock	$1,190	$-	$-	$1,190	$8,010
(in thousands)
Description	As of December 31, 2012	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability-
warrants	$271	$-	$271	$-	$1,236
preferred stock	$9,200	$-	$-	$9,200	$(4,770)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at December 31, 2013, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

NOTE 9 – PREFERRED STOCK

Series A Cumulative Convertible Preferred Stock
On November 7, 2007, and February 4, 2008, we entered into securities purchase agreements (the Purchase Agreements) with accredited investors to sell shares of a newly created series of our preferred stock, designated “Series A Cumulative Convertible Preferred Stock”, par value $0.01 per share, for an issue price of $10,000 per share, (the Series A Preferred Stock) and agreed to issue warrants to purchase shares of our common stock at an exercise price of $3.50 per share. The shares of Series A Preferred Stock were convertible into common stock at the initial conversion price of $3.00 per share. The exercise and conversion price have changed, as described below.

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

On October 25, 2012, we issued Series B Preferred Stock with a conversion into common stock at $0.50 per share in a private placement offering. Per the terms of the agreement with the outstanding Series A Preferred Stock holders their stock became convertible into shares of common stock at $0.50 per share. The Series A Preferred Stock at December 31, 2012 was convertible into 58,267,234 shares of common stock, an increase of 38,002,683 shares of common stock from December 31, 2011. At December 31, 2013 the Series A Preferred Stock was convertible into 58,067,234 shares of common stock.

On November 10, 2011, we issued common stock in a private placement offering at $1.45 per share. Per the terms of the agreement with the outstanding Series A Preferred Stock holders their stock became convertible into shares of common stock at $1.45 per share. The Series A Preferred Stock at December 31, 2011 was convertible into 20,264,551 shares of common stock, an increase of 8,584,715 shares of common stock from December 31, 2010.

In addition, warrants to acquire 4,149,464 shares of common stock that were granted to the holders of Series A Preferred Stock were re-priced from $3.50 to $3.00 due to an offering on January 26, 2010; then re-priced from $3.00 to $2.55 due to an offering on December 14, 2010; then re-priced from $2.55 to $1.45 due to an offering on November 10, 2011; and further re-priced from $1.45 to $0.50 due to the offering on October 25, 2012.

November 7, 2007 Series A Preferred Stock
On November 7, 2007, we entered into the Purchase Agreements with accredited investors whereby we agreed to sell 954.0001 shares of a newly created series of our Series A Preferred Stock and agreed to issue warrants to purchase 1,589,999 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $9,540,001. The shares of Series A Preferred Stock were convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on October 25, 2012, the conversion price and warrant exercise price changed to $0.50 per share. The warrants expired November 10, 2013.

As a condition to closing, SCO Capital Partners LLC and affiliates, along with the other holders of an aggregate of $6,000,000 Secured Convertible Notes, also exchanged their notes and accrued interest for an additional 1,836.0512 shares of Series A Preferred Stock and were issued warrants to purchase 1,122,031 shares of our common stock at an exercise price of $3.50 per share, and Oracle Partners LP and affiliates, along with the other holders of an aggregate of $4,015,000 Convertible Notes also exchanged their notes and accrued interest for 437.3104 shares of the Series A Preferred Stock and were issued warrants to purchase 728,850 shares of our common stock at an exercise price of $3.50 per share. In connection with the exchange of the notes, all security interests and liens relating thereto were terminated. Due to the offering on October 25, 2012, the conversion price and warrant exercise price changed to $0.50 per share

The conversion of debt into equity resulted in a loss on extinguishment of debt of $11,628,000. This represented the difference between the fair value of the equity interest granted, based on recent sales of identical equity instruments, and the carrying amount of the debt and interest settled.

In connection with the preferred stock offering, we issued warrants for placement agent fees, to purchase a total of 209,000 shares of common stock. All of the warrants are exercisable immediately and expire six years from date of issue. The fair value of the warrants was $2.59 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 3.84%, expected volatility 110% and a term of 6 years. The warrants expired November 10, 2013.

February 4, 2008 Series A Preferred Stock
On February 4, 2008, we entered into Purchase Agreements with accredited investors whereby we agreed to sell 272.50 shares of our Series A Preferred Stock and agreed to issue warrants to purchase 454,167 shares of our common stock at an exercise price of $3.50 per share, for an aggregate purchase price for the Series A Preferred Stock and Warrants of $2,725,000. Proceeds, net of cash issuance costs from the sale were $2,444,000. The shares of Series A Preferred Stock were convertible into common stock at the initial conversion price of $3.00 per share. Due to the offering on October 25, 2012 the conversion price changed to $0.50 per share. The warrants expired February 4, 2014.

In connection with the preferred stock offering, we issued warrants for placement agent fees to purchase a total of 45,417 shares of common stock. All of the warrants were exercisable immediately and expired six years from the date of issue.  The fair value of the warrants was $2.29 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and an expected term of 6 years. The warrants expired February 4, 2014.

Derivative Liability
Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embeded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting FASB ASC 815, warrants to purchase 3,895,047 of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $3.50 and expired on November 10, 2013 and February 4, 2014. Effective January 1, 2009, we reclassified the fair value of these common stock warrants, from equity to liability status, as if these warrants were treated as a derivative liability since origination.

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

Accordingly, at January 1, 2009, we determined that the warrants and the preferred stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period until the third quarter of 2010 since management asserted that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. During the third quarter of 2010 we were actively raising capital. With our stock price below $3.00 a share it was possible that we would sell shares below $3.00 per share. Since this would require an adjustment to our convertible preferred stock we recorded a derivative liability and expense at September 30, 2010. The derivative liability and expense was revalued at December 31, 2010 and was $5,840,000; at December 31, 2011 and was $4,430,000; at December 31, 2012 and was $9,200,000; and at December 31, 2013 was $1,190,000. The change in the fair value of the derivative was a loss of $4,770,000 in 2012 and a gain of $8,010,000 in 2013. We will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. The warrants were valued at issuance and each reporting period since using the Black-Scholes model. Both of these derivatives will continue to be marked to market in accordance with FASB ASC 815.

On January 1, 2009 we reclassified the fair value of the warrants from equity to liability as if these warrants were treated as a derivative liability since their issue date. We recorded derivative gain of $1,236,000 for the year ended December 31, 2012 and $271,000 gain for the year ended December 31, 2013. Warrants to purchase 3,649,880 shares of our common stock expired November 10, 2013. The remaining 499,584 warrants expired February 4, 2014.

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

Liquidated Damages
Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we are required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2013 and December 31, 2012. Potential liquidated damages are capped at 10% of each holder’s investment. However, pursuant to the terms of the Investor Rights Agreement, we may not be required to pay such liquidated damages if such shares are saleable without restriction pursuant to Rule 144 of the Securities Act of 1933.

Preferred Stock Dividends – Series A
Preferred stock dividends of $5,122,000 were accrued at December 31, 2013, plus interest. Dividends are payable semi-annually in either cash or common stock.

Preferred Stock Dividends – Series B
Preferred stock dividends of $1,541,000 were accrued at December 31, 2013, plus interest. Dividends are payable quarterly in either cash or Series B preferred stock.

NOTE 10 – STOCKHOLDERS’ EQUITY

Warrants
There were warrants to purchase a total of 31,879,063 shares of common stock outstanding at December 31, 2013. All warrants were exercisable at December 31, 2013. The warrants had various exercise prices and terms as follows:

                                                                                                    Warrants                    Exercise Expiration
        Summary of Warrants                            Outstanding           Price                          Date
2012 Series B private placement (a)                           20,000,000              $    0.50                           10/24/18
2012 investor relations advisor (b)                                                                                                       30,000                    1.17                             4/19/14
2011 November private placement (c)                         2,144,656                    1.67                             5/10&30/14
2011 November private placement (c)                         2,144,656                    2.00                             11/10&30/16
2011 November placement agent warrants (c)                                                                                     36,893          1.67&2.00                             11/10&30/16
2011 investor relations advisor (d)                                                                                                       12,500                    2.30                               4/15/14
2010 December registered direct offering (e)                                                                                    930,664               3.06                             12/14/15
2010 January registered direct offering (f)                             1,041,432                    3.00                               1/26/15
2010 January placement agent warrants (f)                                                                                       125,109               3.75                               1/26/15
2009 investor relations advisor (g)                                                                                                        25,000                    3.50                              11/4/14
2009 business consultant (h)                                                                                                                 60,000                    2.07                              7/23/14
2008 preferred stock offering (i)                                                                                                          499,584                    0.50                               2/04/14
2008 Somanta accounts payable (j)                                246,753                    3.50                               1/04/14
2006 convertible note (k)                                                                                                          3,818,180                     1.32                              2/16/15
2006 convertible note (k)                                                                                                             386,364                     1.32                             10/24/15
2006 convertible note (k)                                                                                                              377,272                     1.32                            12/06/15
        Total                             31,879,063

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

i)
In connection with the preferred stock offering in February 2008, warrants to purchase a total of 499,584 shares of common stock were issued. All of the warrants expired February 4, 2014. The fair value of the warrants was $2.29 per share on the date of the grant using the Black-Scholes pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate 2.75%, expected volatility 110% and a term of 6 years. The exercise price of $3.50 was decreased to $3.00 after the January 2010 placement; to $2.55 after the December 2010 placement; to $1.45 after the November 2011 placement; and, to $0.50 after the October 2012 placement.

j)
In connection with our acquisition of Somanta Pharmaceuticals, Inc. (Somanta) we exchanged for $1,576,000 due to Somanta vendors, for 538,508 shares of our common stock and warrants to purchase 246,753 shares of common stock at $3.50. The warrants expired January 4, 2014.

k)
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

NOTE 11 - STOCK OPTION PLANS

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have two stock-based compensation plans under which incentive and non-incentive qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Our stock-based employee compensation plans described below:

2005 Equity Incentive Plan
We have a stock awards plan, (the 2005 Equity Incentive Plan), under which 25,000,000 shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. The 2005 Equity Incentive Plan replaced the previously approved stock option plan (the 1995 Stock Awards Plan).

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2012: dividend yield of 0%; volatility of 98%; risk-free interest rate of 0.45%; and expected lives of 5.5 years. The weighted average fair value of options granted was $0.29 per share during 2012. No options were granted in 2013.

  Summarized information for the 2005 Equity Incentive Plan is as follows:

                                                                                                                                                                                                                      Weighted-
                                                                                                                                                                                                                         average
                                                                                                                                                                                                                         exercise
                                                                                                                          Options                               price
Outstanding options at January 1, 2012                                                                                            2,266,784                                $ 2.17
Granted, fair value of $ 0.29 per share                                                                                                1,235,000                                   0.39
Exerpiredforfeited                                                                                                    (838,000)                                 2.14
Outstanding options at December 31, 2012                                                                                       2,663,784                                  1.36
Expired/forfeited                                                                                                   (1,099,584)                                 1.75
Exercised                                                                                                       (125,000)                                 0.23
Outstanding options at December 31, 2013                                                                                       1,439,200                                  1.18

Exercisable at December 31, 2013                                                                                                      1,407,950                                   1.20

The intrinsic value of options under this plan related to the outstanding and exercisable options were $11,000 and $10,000 at December 31, 2013, respectively. The intrinsic value of options under this plan related to the outstanding and exercisable options were $7,000 and $1,000, respectively at December 31, 2012.

The total intrinsic value of options exercised during 2013 was $3,000 and during 2012 was none.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2013 is summarized below:

                                                            Number of            Weighted average            Number of          Weighted-average
    options             Remaining      Exercise           options           Remaining     Exercise
Range of exercise prices        outstanding         life in years         price          exercisable        life in years        price

$0.23                                              525,000                     9.0               $0.23         493,750                     9.0             $0.23
$0.61 - 0.85                                    320,000                     7.4               $0.63         320,000                     7.4             $0.63
$1.38                                                70,000                     6.0               $1.38        70,000                     6.0             $1.38
$2.27 – 3.15                                   524,200                     7.7               $2.43              524,200            7.7             $2.43
                                                                  1,439,200                1,407,950

1995 Stock Awards Plan
Under the 1995 Stock Awards Plan, as amended, 500,000 shares of our authorized but unissued common stock were reserved for issuance to optionees including officers, employees, and other individuals performing services for us. At December 31, 2013, there were no additional shares available for grant under the 1995 Stock Awards Plan. A total of 5,000 options were outstanding under this plan at December 31, 2013.

Options granted under all the plans generally vest ratably over a four to five year period and are generally exercisable over a ten-year period from the date of grant. Stock options were generally granted with an exercise price equal to the market value at the date of grant.

Summarized information for the 1995 Stock Awards Plan is as follows:
                                                                                                                                                                                                                    Weighted-
                                                                                                                                                                                                                       average
                                                                                                                                                                                                                       exercise
                                                                                                                                                                              Options                           price
Outstanding options at January 1, 2012                                                                                              57,500                           $ 16.58
Expired                                                                                                                                                    (18,000)                              18.14
Outstanding options at December 31, 2012                                                                                       39,500                               15.87

Expired                                                                                                                                                    (34,500)                              15.21
Outstanding options at December 31, 2013                                                                                          5,000                               20.45

Exercisable at December 31, 2013                                                                                                           5,000                               20.45

There was no intrinsic value related to outstanding or exercisable options under this plan at December 31, 2013 or 2012.

Further information regarding options outstanding under the 1995 Stock Awards Plan at December 31, 2013 is summarized below:

                                                     Number of            Weighted average                   Number of      Weighted-average
                                                       optionsRemaining      Exercise               options           Remaining      Exercise
Range of exercise prices        outstanding           life in years          price               exercisable        life in years        price

$12.40                                         2,500                         2.0               $12.40                   2,500                      2.0         $12.40
$28.50                                         2,500                         1.0               $28.50                   2,500                      1.0         $28.50
                                                                  5,000                     5,000

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

                                                                                                                         2013                                2012

Income taxes at U.S. statutory rate                                             $   1,512,000                      $(3,581,000)
Current year reserve                                                                             224,000                          2,794,000
Expenses not deductible                                                                 (1,737,000)                             787,000

Total tax expense                                                                   $                 -                     $               -

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

  December 31,
                                                                                                                        2013                                  2012
Deferred tax assets
Net operating loss carryforwards                                        $ 63,087,000                      $ 64,147,000
General business credit carryforwards                                     2,362,000                          2,450,000
State credits                                                                                  3,053,000                          3,072,000
Property and equipment                                                                           -                                57,000
Stock options                                                                                  473,000                          1,531,000
Derivatives                                                                                      (92,000)                          4,007,000
Deferred revenue                                                                         1,072,000                             899,000
Intangible assets                                                                            418,000                             517,000
Accrued interest                                                                            253,000                              253,000
Other                                                                                                231,000                           230,000
Gross deferred tax assets                                                                 70,857,000                        77,163,000
Valuation allowance                                                                        (70,857,000)                      (77,163,000)
Net deferred taxes                                                                   $                -                        $                -

At December 31, 2013, we had approximately $188,549,000 of net operating loss carryforwards and approximately $2,362,000 of general business credit carryforwards. These carryforwards expire as follows:

                           Net operating                  General business
                           loss carryforwards           credit carryforwards
2012                                                 $                  -                 $                 -
2013                                                                     -                                    -
2014                                                                     -                                    -
2015                                                                     -                                    -
Thereafter                                      188,549,000                      2,362,000
                                  $188,549,000                    $ 2,362,000

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