Form 10-Q
period 2014-03-31
ACCESS PHARMACEUTICALS INC
filed 2014-05-12
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares outstanding of the registrant’s common stock as of May 12, 2014 was 26,104,443 shares. Also outstanding at May 12, 2014 were 2,903.3617 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock” convertible into 58,067,234 shares of common stock and 1,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock) convertible into 20,000,000 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

                                                                                                                                                                                                               Page No.
PART I - FINANCIAL INFORMATION

      Item 1.                         Financial Statements:

Condensed Consolidated Balance Sheets at March 31, 2014
(unaudited) and December 31, 2013                                                                                                                   12

Condensed Consolidated Statements of Operations (unaudited) for the
three months ended March 31, 2014 and March 31, 2013                                                                               13

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
for the three months ended March 31, 2014                                                                                                      14

Condensed Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2014 and March 31, 2013                                                                               15

Notes to Unaudited Condensed Consolidated Financial Statements                                                           16

Item 2.                   Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                                             2

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk                                                                      7

Item 4.                   Controls and Procedures                                                                                                                                     7

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                                                                                                8

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds                                                                      8

Item 3.                   Defaults Under Senior Securities                                                                                                                       9

Item 6.                   Exhibits                                                                                                                                                                   9

SIGNATURES                                                                                                                                                                                            11

PART I –FINANCIAL INFORMATION

This Quarterly Report Form 10-Q (including the information incorporated by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including, but not limited to, the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”). These statements include, without limitation, statements relating to our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (“FDA”) applications, as well as our drug development strategy, our clinical development organization, expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the size of our targeted markets, the terms of future licensing arrangements, the adequacy of our capital resources, revenues from sales and license agreements, our expectation that our capital resources, sales revenues and receipts will be adequate to fund our current level of operations into the first quarter of 2015, our expectation that sales of MuGard will begin in China, our expectation that we will incur losses for the next several years and our ability to secure additional financing for our operations. These statements relate to future events or our future financial performance and are based on current expectations, estimates, forecasts and projections and management’s beliefs and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We,” “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies. We currently have one marketed product licensed in the U.S., China and South Korea. We also have additional products and platform technologies in various stages of development where we are seeking partners to continue development and/or to license the technology.

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

Product Candidates
•
ProctiGard™ is our product being developed for the management of radiation proctitis, a frequent side effect of radiation treatment to the pelvic region. Radiation proctitis (“RP”) is the inflammation and damage to the lower portion of the colon after exposure to x-rays or ionizing radiation as part of radiation therapy. RP is most common after treatments for cancer, such as cervical, colon and prostate cancer. RP can be acute, occurring within weeks of initiation of therapy, or can occur months or years after treatment. Access intends to develop ProctiGard in a manner similar to the development of MuGard, which may include confirmatory clinical trials, with the objective of commercialization in collaboration with marketing partners globally.

•
LexaGard™, is our proprietary formulation of the generic pharmaceutical agent, amlexanox, a drug with known anti-inflammatory and anti-allergic properties that has been approved and used in the US, Japan and other countries. Access is positioning LexaGard for treatment of conditions of the upper gastrointestinal tract including Barrett’s esophagus and esophagitis.

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

Products and Product Candidates

We use our drug delivery technologies to develop the following products and product candidates:

Access Drug Portfolio

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard®	Access	Mucoadhesive liquid	Mucositis	Launched U.S. Licensed to AMAG Pharmaceuticals Regulatory Approval China Licensed to RHEI Pharmaceuticals Licensed to Hanmi Pharmaceutical Co. Ltd.
Mucoadhesive hydrogel technology	Access	Mucoadhesive hydrogel technology	Various	Various stages
CobOral™ Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical
_________________________
(1)	For more information, see “Government Regulation” in our Annual Report on Form 10-K for description for description of clinical stages.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended March 31, 2014. As of March 31, 2014, our cash and cash equivalents were $299,000 and our net cash expenditures for the period ended March 31, 2014, was approximately $41,000 per month. As of March 31, 2014, our working capital deficit was $9,604,000. Our working capital deficit at March 31, 2014 represented an increase of $1,218,000 as compared to our working capital deficit as of December 31, 2013 of $8,386,000. The increase in the working capital deficit at March 31, 2014 reflects three months of net operating costs and changes in current assets and liabilities, partially offset by the license fee from Hanmi.

As of May 12, 2014, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2014 of $268,005,000. We expect that our capital resources, royalties from MuGard and expected receipts due under our license agreements will be adequate to fund our current level of operations for the next twelve months. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or royalty revenue to achieve profitability on a sustained basis or at all.

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

FIRST QUARTER 2014 COMPARED TO FIRST QUARTER 2013

Product sales of MuGard in the United States totaled $1,162,000 for the first quarter of 2013. There were no Access sales of MuGard in 2014 since MuGard was licensed to AMAG on June 6, 2013. Access is currently receiving royalties from AMAG for sale of MuGard.

Our licensing revenue for the first quarter of 2014 was $146,000 as compared to $62,000 for the same period of 2013, an increase of $84,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $62,000 for first quarter of 2014 and no royalties in the same period of 2013. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first quarter of 2014 was $144,000, as compared to $323,000 for the same period of 2013, a decrease of $179,000. The decrease in expenses was primarily due to:

•	decreased clinical development with trials for MuGard, ProLindac and Thiarabine ($176,000);
•	decreased salary and related costs ($71,000) from reduced scientific staff;
•	offset by increased scientific consulting expense ($118,000); and
•	other net decreases in research spending ($50,000).

Product costs for MuGard in the United States were $65,000 for the first quarter of 2013. There were no product costs in 2014 due to no Access sales of MuGard.

Total selling, general and administrative expenses were $1,392,000 for the first quarter of 2014, as compared to $1,338,000 for the same period of 2013, an increase of $54,000. The increase in expenses was due primarily to the following:

•	increased stock compensation expense for options granted to employees, officers, directors and consultants ($650,000), options were granted in 2014 and no options were granted in 2013;
•	increased net other general and administrative expenses ($68,000); offset by
•	decreased MuGard product selling expenses ($469,000); and
•	decreased salary and related costs ($195,000) from reduced general and administrative staff.

Depreciation and amortization was less than $1,000 for the first quarter of 2014 as compared to $1,000 for the same period in 2013.

Total operating expenses for the first quarter of 2014 were $1,536,000 as compared to total operating expenses of $1,727,000 for the same period of 2013, a decrease of $191,000 for the reasons listed above.

Interest and miscellaneous income was $8,000 for the first quarter of 2014 as compared to $94,000 for the same period of 2013, a decrease of $86,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory.

Interest and other expense was $122,000 for the first quarter of 2014 as compared to $43,000 in the same period of 2013, an increase of $79,000. The interest represents interest accrued on unpaid dividends. No dividends have been paid in 2013 or 2014.

We recorded a loss related to warrants classified as derivative liabilities of $247,000 for the first quarter of 2013. The warrants expired in November 2013 and February 2014 so there was no derivative liability or loss during the first quarter of 2014.

We recorded a gain for the derivative liability related to preferred stock of $583,000 for the first quarter of 2014 and a gain of $4,780,000 for the same period of 2013. We recorded a derivative in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $725,000 were accrued for the first quarter of 2014 and $727,000 for the same period of 2013, a decrease of $2,000. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or common stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the first quarter of 2014 was $1,584,000, or a $0.06 basic and diluted loss per common share as compared to a net income of $3,354,000, or a $0.14 basic income per common share and a $0.13 diluted income per common share, for the same period in 2013, an increased loss of $4,938,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on our evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2013 that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2013 relates to the monitoring and review of work performed by our Acting and Former Chief Financial Officer and accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our former Chief Financial Officer and accounting consultant. This lack of accounting staff results in a lack of segregation of duties.

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Chief Executive Officer and Acting Chief Financial Officer, Mr. Jeffrey Davis has concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed for reasonableness by the Chief Executive Officer as well as the Chairman of the Audit Committee. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Acting Chief Financial Officer and accounting consultant.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series B Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 12% per annum. The Company has accrued as of March 31, 2014, dividends payable in the aggregate amount of $7,510,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008. However, as of March 31, 2014, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of March 31, 2014, $857,000 in liquidated damages.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer of Access Pharmaceuticals, Inc. filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**
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

ACCESS PHARMACEUTICALS, INC.

Date:	May 12, 2014	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	March 31, 2014	December 31, 2013
	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$299,000 59,000 82,000	$424,000 74,000 77,000
Total current assets	440,000	575,000
Property and equipment, net	6,000	6,000
Other assets	32,000	32,000
Total assets	$478,000	$613,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Current portion of deferred revenue	$1,075,000 857,000 7,510,000 602,000	$863,000 857,000 6,663,000 578,000
Total current liabilities	10,044,000	8,961,000
Derivative liability - preferred stock Long-term deferred revenue	607,000 5,320,000	1,190,000 5,241,000
Total liabilities	15,971,000	15,392,000
Commitments and contingencies
Stockholders' deficit
  Convertible preferred stock Series A - $.01 par value; authorized
      2,000,000 shares; 2,903.3617 shares issued at March 31,
 2014 and at December 31, 2013
  Convertible preferred stock Series B - $.01 par value; authorized
      2,000,000 shares; 1,000.0 shares issued at March 31,
 2014 and at December 31, 2013
  Common stock - $.01 par value; authorized 200,000,000 shares;
     issued, 25,954,443 at March 31, 2014 and 25,729,443 at
     December 31, 2013
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- - 260,000 252,256,000 (4,000) (268,005,000)	- - 257,000 251,389,000 (4,000) (266,421,000)
Total stockholders' deficit	(15,493,000)	(14,779,000)
Total liabilities and stockholders' deficit	$478,000	$613,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2014	2013
Revenues
Product sales	$-	$1,162,000
License revenues	146,000	62,000
Royalties	62,000	-
Total revenues	208,000	1,224,000

Expenses
Research and development	144,000	323,000
Product costs	-	65,000
Selling, general and administrative	1,392,000	1,338,000
Depreciation and amortization	-	1,000
Total expenses	1,536,000	1,727,000

Loss from operations	(1,328,000)	(503,000)

Interest and miscellaneous income	8,000	94,000
Interest and other expense	(122,000)	(43,000)
Loss on change in fair value of derivative – warrants	-	(247,000)
Gain on change in fair value of derivative – preferred stock	583,000	4,780,000
	469,000	4,584,000
Net income (loss)	(859,000)	4,081,000
Less preferred stock dividends	725,000	727,000
Net income (loss) allocable to common stockholders	$(1,584,000)	$3,354,000

Net income (loss) per common share
Basic	$(0.06)	$0.14
Diluted	$(0.06)	$0.13

Weighted average number of common shares outstanding
Basic	25,876,943	24,800,936
Diluted	25,876,943	25,156,201

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2013	25,729,443	$257,000	2,903.3617	$-	1,000.0	$-	$251,389,000	$(4,000)	$(266,421,000)
Common stock issued to employees	225,000	3,000	-	-	-	-	72,000	-	-
Stock option comp- ensation expense	-	-	-	-	-	-	795,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(725,000)
Net loss	-	-	-	-	-	-	-	-	(859,000)
Balance March 31, 2014	25,954,443	$260,000	2,903.3617	$-	1,000.0	$-	$252,256,000	$(4,000)	$(268,005,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(859,000)	$4,081,000
Adjustments to reconcile net income (loss) to cash used in operating activities:
Loss on change in fair value of derivative - warrants	-	247,000
(Gain) on change in fair value of derivative – preferred stock	(583,000)	(4,780,000)
Depreciation and amortization	-	1,000
Stock option compensation expense Stock issued to directors, employees and consultants	795,000 -	77,000 29,000
Stock issued for services	75,000	10,000
Change in operating assets and liabilities:
Receivables	15,000	(391,000)
Inventory	-	44,000
Prepaid expenses and other current assets	(5,000)	9,000
Accounts payable and accrued expenses	212,000	346,000
Interest payable on dividends	122,000	43,000
Deferred revenue	103,000	(62,000)
Net cash used in operating activities	(125,000)	(346,000)

Net decrease in cash and cash equivalents	(125,000)	(346,000)
Cash and cash equivalents at beginning of period	424,000	396,000
Cash and cash equivalents at end of period	$299,000	$50,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Preferred stock dividends in dividends payable	$725,000	$727,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2013 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2013 contained a fourth explanatory paragraph to reflect its substantial doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the March 31, 2014 presentation.

(2)           Liquidity

The Company generated net loss allocable to common stockholders of $1,584,000 for the three months ended March 31, 2014 and a net income of $1,551,000 for the year ended December 31, 2013. At March 31, 2014, our working capital deficit was $9,604,000. Management believes that our current cash, revenues from MuGard royalties and expected license fees should fund our expected burn rate into the first quarter of 2015. We will require additional funds to continue operations. These funds are expected to come from the future sales of equity and/or license agreements. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

(in thousands)
Description	As of March 31, 2014	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability-
preferred stock	$607	$-	$-	$607	$583

(in thousands)
Description	As of December 31, 2013	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability-
preferred stock	$1,190	$-	$-	$1,190	$8,010

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at March 31, 2014 and December 31, 2013, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

 (4)           Stock Based Compensation

For the three months ended March 31, 2014, we recognized stock-based compensation expense of $795,000. For the three months ended March 31, 2013 we recognized stock-based compensation expense of $77,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2014 and 2013:
	Three months ended March 31,
	2014	2013
Research and development	$77,000	$9,000
Selling, general and administrative	718,000	68,000
Stock-based compensation expense included in operating expense	$795,000	$77,000

For the three months ended March 31, 2014 we granted 10,500,000 options and for the three months ended March 31, 2013 we granted no stock options.

For the three months ended March 31, 2014 and 2013, stock valued at $0 and $29,000, respectively, was granted to directors and officers.

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

(6)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the three months ended March 31, 2014, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended March 31,
	2014	2013

Net income (loss)	$(1,584)	$3,354
Weighted average shares outstanding	25,876,943	24,800,936
Basic net income (loss) per common share	$(0.06)	$0.14

Net income (loss)	$(1,584)	$3,354
Weighted average shares outstanding	25,876,943	24,800,936
Effect of dilutive options and warrants	-	355,265
Weighted average shares outstanding assuming dilution	25,876,943	25,156,201
Diluted net income (loss) per common share	$(0.06)	$0.13

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	March 31, 2014	March 31, 2013
Warrants	31,072,726	35,683,943
Stock options	11,944,200	863,904
Preferred stock Series A	58,067,234	58,267,234
Preferred stock Series B	20,000,000	20,000,000
Total	121,084,160	114,815,081