Form 10-Q
period 2014-06-30
ACCESS PHARMACEUTICALS INC
filed 2014-08-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares outstanding of the registrant’s common stock as of August 14, 2014 was 26,629,443 shares. Also outstanding at August 14, 2014 were 2,893.3617 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into 57,867,234 shares of common stock and 1,000.0 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into 20,000,000 shares of common stock.

ACCESS PHARMACEUTICALS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

      Item 1.                         Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2014
(unaudited) and December 31, 2013                                                                                          15

Condensed Consolidated Statements of Operations (unaudited) for the
three and six months ended June 30, 2014 and June 30, 2013                                               16

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
for the three and six months ended June 30, 2014                                                                  17

Condensed Consolidated Statements of Cash Flows (unaudited) for the
three and six months ended June 30, 2014 and June 30, 2013                                              18

Notes to Unaudited Condensed Consolidated Financial Statements                                 19

Item 2.                 Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                   2

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                                              9

Item 4.                 Controls and Procedures                                                                                                             9

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                                                                     11

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds                                           11

Item 3.                   Defaults Under Senior Securities                                                                                            11

Item 6.                   Exhibits                                                                                                                                        12

SIGNATURES                                                                                                                                                                   14

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”), include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that the market for a mucositis product is in excess of $1 billion, our belief that we have a rich pipeline of products and product candidates, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘could,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology.

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

The response to this Item is submitted as a separate section of this report. See page 15.

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

Marketed Product
• MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1.0 billion world-wide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the U.S. in 2010. On June 6, 2013 we entered into an exclusive license agreement with AMAG Pharmaceuticals, Inc., or AMAG, related to the commercialization of MuGard in the U.S. and its territories. Under the terms of the licensing agreement we received an upfront licensing fee of $3.3 million and a tiered, double-digit royalty on net sales of MuGard in the licensed territory. We receive quarterly royalty payments from AMAG.

We licensed MuGard to RHEI Pharmaceuticals, or RHEI for commercialization in China. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China, which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. Our partners have also licensed MuGard in other Southeast Asian countries.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd., or Hanmi, (KSE: 128940) related to MuGard commercialization in South Korea.

On August 7, 2014, we announced that we entered into an exclusive license agreement with Norgine B.V., for the commercialization of MuGard in Europe. Under the terms of the licensing agreement we will receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of MuGard in the licensed territories. Norgine will develop, manufacture and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine anticipates launching MuGard in 2015.

We are actively seeking partners to license MuGard in other territories.

Product Candidates
• ProctiGard™ is our product being developed for the management of radiation proctitis, a frequent side effect of radiation treatment to the pelvic region. Radiation proctitis, or RP, is the inflammation and damage to the lower portion of the colon after exposure to x-rays or ionizing radiation as part of radiation therapy. RP is most common after treatments for cancer, such as cervical, colon and prostate cancer. RP can be acute, occurring within weeks of initiation of therapy, or can occur months or years after treatment. Access intends to develop ProctiGard in a manner similar to the development of MuGard, which may include confirmatory clinical trials, with the objective of commercialization in collaboration with marketing partners globally.

On July 22, 2014, we announced that we had received 510(K) marketing clearance from the FDA for ProctiGard™.

• LexaGard™, is our proprietary formulation of the generic pharmaceutical agent, amlexanox, a drug with known anti-inflammatory and anti-allergic properties that has been approved and used in the US, Japan and other countries. Access is positioning LexaGard for treatment of conditions of the upper gastrointestinal tract including Barrett’s esophagus and esophagitis.

• We are also working on additional products using our proprietary mucoadhesive hydrogel technology as a mucoprotectant and/or delivery vehicle.

• CobOral™ is our proprietary preclinical nanopolymer oral drug delivery technology based on the natural vitamin B12 oral uptake mechanism. We have developed product candidates based upon the CobOral delivery technology, and have conducted sponsored product development for oral delivery of a number of peptides and RNAi therapeutics. The CobOral platform technology is available for partnering.

• CobaCyte™ mediated targeted delivery is a preclinical technology that makes use of the fact that cell surface receptors for vitamins such as B12 are often overexpressed by certain cells including many cancers. This technology uses nanopolymer constructs to deliver more anti-cancer drug to tumors while protecting normal tissues. The CobaCyte platform technology is available for partnering.

Access Drug Portfolio

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard®	Access	Mucoadhesive liquid	Mucositis	- Launched in U.S. - Licensed to AMAG – U.S. rights - Licensed to RHEI – China rights - Licensed to Hanmi – South Korea rights - Licensed to Norgine – European Union rights
ProctiGard™	Access	Mucoadhesive hydrogel technology	Radiation proctitis	Received 510(K) clearance from FDA
LexaGard™	Access	Mucoadhesive hydrogel technology	Inflammatory and ulcerative conditions of the esophagus	Filings being reviewed at FDA
Mucoadhesive hydrogel technology	Access	Mucoadhesive hydrogel technology	Various	Various stages
CobOral™ Delivery System	Access	Cobalamin	Various	Pre-clinical
CobaCyte™-Targeted Therapeutics	Access	Cobalamin	Anti-tumor	Pre-clinical
__________________________

(1)	For more information, see “Government Regulation” in our Annual Report on Form 10-K for description for description of clinical stages.

RECENT EVENTS

On August 7, 2014, we announced that we entered into an exclusive license agreement with Norgine B.V., for the commercialization of MuGard in Europe. Under the terms of the licensing agreement we will receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of MuGard in the licensed territories. Norgine will develop, manufacture and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine anticipates launching MuGard in 2015.

On July 22, 2014, we announced that we had received 510(K) marketing clearance from the FDA for ProctiGard™, our novel treatment for symptomatic management of rectal mucositis.

On July 8, 2014, we announced we received notification from the Hong Kong Patent Office that a patent for MuGard® has been granted.

On April 8, 2014, we provided an update on our new formulation of the anti-inflammatory drug amlexanox, called LexaGard™, for the treatment of inflammatory and ulcerative conditions of the esophagus. By formulating amlexanox in our proprietary mucoadhesive polymer hydrogel delivery system, we have a patented and protectable formulation of this pharmaceutical active.

On April 1, 2014, we provided investors with a strategic update on our programs and plans for our proprietary hydrogel technology. Our patented technology surrounds a unique aqueous pseudoplastic liquid with a defined viscosity range, which is beneficial to the treatment of disorders of mucosal tissue, and includes the ability to act as a delivery system for a variety of active agents, including drugs.

On March 26, 2014, we announced that we are leveraging our proprietary CobaCyte™ drug delivery platform technology to create new formulations of active pharmaceutical agents. We submitted an additional patent application to protect improvements in the technology and expand applications and are actively seeking development partners.

On March 21, 2014, we announced we have advanced development of a new proprietary product, called ProctiGard™, for the treatment of radiation proctitis. Radiation proctitis (“RP”) is a significant unmet medical need, with no well-established standard of care. It is estimated that there are in excess of 250,000 new cases of prostate, cervical, rectal, testicular, bladder and endometrial cancer diagnosed each year. Approximately 50% of these patients require radiation therapy, and roughly 75% of patients undergoing pelvic irradiation experience radiation proctitis. We are actively seeking marketing partners globally for ProctiGard™.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi related to MuGard commercialization in South Korea. Under the terms of the agreement, we received an upfront licensing fee and double digit royalties on sales of MuGard in the licensed territory.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended June 30, 2014. As of June 30, 2014, our cash and cash equivalents were $55,000 and our net cash expenditures for the period ended June 30, 2014, was approximately $65,000 per month. As of June 30, 2014, our working capital deficit was $10,969,000. Our working capital deficit at June 30, 2014 represented an increase of $2,583,000 as compared to our working capital deficit as of December 31, 2013 of $8,386,000. The increase in the working capital deficit at June 30, 2014 reflects six months of net operating costs and changes in current assets and liabilities, partially offset by the license fee from Hanmi.

As of August 14, 2014, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2014 of $281,238,000. We expect that our capital resources, revenues from MuGard sales and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or royalty revenue to achieve profitability on a sustained basis or at all.

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

SECOND QUARTER 2014 COMPARED TO SECOND QUARTER 2013

Product sales of MuGard in the United States totaled $380,000 for the second quarter of 2013. There were no Access sales of MuGard in 2014 since MuGard was licensed to AMAG on June 6, 2013. Access is currently receiving royalties from AMAG for sale of MuGard.

Our licensing revenue for the second quarter of 2014 was $150,000 as compared to $84,000 for the same period of 2013, an increase of $66,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $97,000 for second quarter of 2014 and $3,000 royalties in the same period of 2013. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the second quarter of 2014 was $81,000, as compared to $197,000 for the same period of 2013, a decrease of $116,000. The decrease in expenses was primarily due to:

•	decreased clinical development with trials for MuGard ($55,000);
•	decreased salary and related costs ($78,000) from reduced scientific staff;
•	offset by increased scientific consulting expense ($76,000); and
•	other net decreases in research spending ($59,000).

Product costs for MuGard in the United States were $53,000 for the second quarter of 2013. There were no product costs in 2014 due to no Access sales of MuGard.

Total selling, general and administrative expenses were $868,000 for the second quarter of 2014, as compared to $2,137,000 for the same period of 2013, a decrease of $1,269,000. The decrease in expenses was due primarily to the following:

•	decreased net MuGard product selling expenses ($485,000) which includes an increase of $125,000 of MuGard product returns;
•	decreased legal fees ($354,000);
•	decreased salary and related costs ($263,000) from reduced general and administrative staff; and
•	net decrease other general and administrative expenses ($167,000).

Depreciation and amortization was $1,000 for the second quarter of 2014 as compared to $1,000 for the same period in 2013.

Total operating expenses for the second quarter of 2014 were $950,000 as compared to total operating expenses of $2,388,000 for the same period of 2013, a decrease of $1,438,000 for the reasons listed above.

Interest and miscellaneous income was $26,000 for the second quarter of 2014 as compared to $75,000 for the same period of 2013, a decrease of $49,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory.

Interest and other expense was $137,000 for the second quarter of 2014 as compared to $43,000 in the same period of 2013, an increase of $94,000. The interest represents interest accrued on unpaid dividends. No dividends have been paid in 2013 or 2014.

We recorded a gain related to warrants classified as derivative liabilities of $219,000 for the second quarter of 2013. The warrants expired in November 2013 and February 2014 so there was no derivative liability or loss during the second quarter of 2014.

We recorded a loss for the derivative liability related to preferred stock of $11,693,000 for the second quarter of 2014 and a gain of $3,270,000 for the same period of 2013. We recorded a derivative liability in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $726,000 were accrued for the second quarter of 2014 and $733,000 for the same period of 2013, a decrease of $7,000. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or common stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the second quarter of 2014 was $13,233,000, or a $0.51 basic and diluted loss per common share as compared to a net income of $867,000, or a $0.03 basic and diluted income per common share, for the same period in 2013, an increased loss of $14,100,000.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Product sales of MuGard in the United States totaled $1,542,000 for the first six months of 2013. There were no Access sales of MuGard in 2014 since MuGard was licensed to AMAG on June 6, 2013. Access is currently receiving royalties from AMAG for sale of MuGard.

Our licensing revenue for the first six months of 2014 was $296,000 as compared to $146,000 for the same period of 2013, an increase of $150,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $159,000 for first six months of 2014 and $3,000 royalties in the same period of 2013. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first six months of 2014 was $225,000, as compared to $520,000 for the same period of 2013, a decrease of $295,000. The decrease in research and development expenses was primarily due to:

•	decreased clinical development with trials for MuGard ($226,000);
•	decreased salary and related costs ($149,000) from reduced scientific staff;
•	offset by increased scientific consulting expense ($194,000); and
•	other net decreases in research spending ($114,000).

Product costs for MuGard in the United States were $119,000 for the first six months of 2013. There were no product costs in 2014 due to no Access sales of MuGard.

Total selling, general and administrative expenses were $2,260,000 for the first six months of 2014, as compared to $3,475,000 for the same period of 2013, a decrease of $1,215,000. The decrease in expenses was due primarily to the following:

•	decreased net MuGard product selling expenses ($954,000) which includes an increase of $212,000 of MuGard product returns;
•	decreased salary and related costs ($458,000) from reduced general and administrative staff;
•	decreased legal fees ($405,000); offset by
•	net increase other general and administrative expenses ($19,000); and
•	increased stock compensation expense for options granted to employees, officers, directors and consultants ($583,000), options were granted in 2014 and no options were granted in 2013.

Depreciation and amortization was $1,000 for the first six months of 2014 as compared to $1,000 for the same period in 2013.

Total operating expenses for the first six months of 2014 were $2,486,000 as compared to total operating expenses of $4,115,000 for the same period of 2013, a decrease of $1,629,000 for the reasons listed above.

Interest and miscellaneous income was $34,000 for the first six months of 2014 as compared to $169,000 for the same period of 2013, a decrease of $135,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory and to write-offs of certain accounts payables.

Interest and other expense was $259,000 for the first six months of 2014 as compared to $86,000 in the same period of 2013, an increase of $173,000. The interest represents interest accrued on unpaid dividends. No dividends have been paid in 2013 or 2014.

We recorded a loss related to warrants classified as derivative liabilities of $28,000 for the first six months of 2013. The warrants expired in November 2013 and February 2014 so there was no derivative liability or loss during the first six months of 2014.

We recorded a loss for the derivative liability related to preferred stock of $11,110,000 for the first six months of 2014 and a gain of $8,050,000 for the same period of 2013. We recorded a derivative liability per the requirements of accounting guidance due to the possibility of resetting the conversion price of our Series A Preferred Stock if we sold our common stock at a price below the original price.

Preferred stock dividends of $1,451,000 were accrued for the first six months of 2014 and $1,460,000 for the same period of 2013, a decrease of $9,000. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the first six months of 2014 was $14,817,000, or a $0.57 basic and diluted loss per common share as compared to a net income of $4,221,000, or a $0.17 basic and diluted income per common share, for the same period in 2013, an increased loss of $19,038,000.

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

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Chief Executive Officer and Acting Chief Financial Officer, Mr. Jeffrey B. Davis has concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed for reasonableness by the Chief Executive Officer as well as the Chairman of the Audit Committee. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Acting Chief Financial Officer.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS.

Alan Schmidt, a former shareholder of Genaera Corporation (‘‘Genaera’’), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Access, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the CEO and a director of Access, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Access Defendants’’). With respect to the Access Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted Access Defendants’ motions to dismiss and entered judgment in favor of Access Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. On March 20, 2014, Appellant Schmidt filed his Brief and Joint Appendix. On May 22, 2014, Appellees filed their Oppositions to Appellant’s Brief. On May 29, 2014, the Appellant was granted an extension of time until June 23, 2014 to file their Reply brief, and filed his Reply brief on that date. The Third Circuit has scheduled oral argument for September 12, 2014. The Company intends to contest the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series B Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 12% per annum. The Company has accrued as of June 30, 2014, dividends payable in the aggregate amount of $8,373,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008. However, as of June 30, 2014, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued as of June 30, 2014, $857,000 in liquidated damages.

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

ACCESS PHARMACEUTICALS, INC.

Date:	August 14, 2014	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis
Chief Executive Officer
(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	June 30, 2014		December 31, 2013
	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$55,000 58,000 90,000		$424,000 74,000 77,000
Total current assets	203,000		575,000
Property and equipment, net	5,000		6,000
Other assets	32,000		32,000
Total assets	$240,000		$613,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Dividends payable Current portion of deferred revenue	$1,340,000 857,000 8,373,000 602,000		$863,000 857,000 6,663,000 578,000
Total current liabilities	11,172,000		8,961,000
Derivative liability - preferred stock Long-term deferred revenue	12,300,000 5,170,000		1,190,000 5,241,000
Total liabilities	28,642,000		15,392,000
Commitments and contingencies

Stockholders' deficit
  Convertible preferred stock Series A - $.01 par value; authorized
      2,000,000 shares; 2,893.3617 shares issued at June 30,
 2014 and 2,903.3617 at December 31, 2013
  Convertible preferred stock Series B - $.01 par value; authorized
      2,000,000 shares; 1,000.0 shares issued at June 30,
 2014 and at December 31, 2013
  Common stock - $.01 par value; authorized 200,000,000 shares;
     issued, 26,449,443 at June 30, 2014 and 25,729,443 at December 31, 2013
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit
	- - 265,000 252,575,000 (4,000 (281,238,000	) )	- - 257,000 251,389,000 (4,000 (266,421,000	) )
Total stockholders' deficit	(28,402,000)		(14,779,000)
Total liabilities and stockholders' deficit	$240,000		$613,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Product sales	$-	$380,000	$-	$1,542,000
License revenues	150,000	84,000	296,000	146,000
Royalties	97,000	3,000	159,000	3,000
Total revenues	247,000	467,000	455,000	1,691,000

Expenses
Research and development	81,000	197,000	225,000	520,000
Product costs	-	53,000	-	119,000
Selling, general and administrative	868,000	2,137,000	2,260,000	3,475,000
Depreciation and amortization	1,000	1,000	1,000	1,000
Total expenses	950,000	2,388,000	2,486,000	4,115,000

Loss from operations	(703,000)	(1,921,000)	(2,031,000)	(2,424,000)

Interest and miscellaneous income	26,000	75,000	34,000	169,000
Interest and other expense	(137,000)	(43,000)	(259,000)	(86,000)
Gain (loss) on change in fair value of derivative - warrants	-	219,000	-	(28,000)
Gain (loss) on change in fair value of derivative - preferred stock	(11,693,000)	3,270,000	(11,110,000)	8,050,000
	(11,804,000)	3,521,000	(11,335,000)	8,105,000
Net income (loss)	(12,507,000)	1,600,000	(13,366,000)	5,681,000

Less preferred stock dividends	726,000	733,000	1,451,000	1,460,000
Net income (loss) allocable to common stockholders	$(13,233,000)	$867,000	$(14,817,000)	$4,221,000

Net income (loss) per common share
Basic	$(0.51)	$0.03	$(0.57)	$0.17
Diluted	$(0.51)	$0.03	$(0.57)	$0.17

Weighted average number of common shares outstanding
Basic	26,191,311	25,111,713	26,034,995	24,957,183
Diluted	26,191,311	25,469,229	26,034,995	25,314,699

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
 (unaudited)

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2013	25,729,443	$257,000	2,903.3617	$-	1,000.0	$-	$251,389,000	$(4,000)	$(266,421,000)
Common stock issued for services	225,000	3,000	-	-	-	-	72,000	-	-
Stock option compensation expense	-	-	-	-	-	-	795,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(725,000)
Net loss	-	-	- _ -	-	-	-	-	-	(859,000)
Balance March 31, 2014	25,954,443	$260,000	2,903.3617	$-	1,000.0	$-	$252,256,000	$(4,000)	$(268,005,000)

Common stock issued for services	295,000	3,000	-	-	-	-	129,000	-	-
Preferred stock converted into common stock	200,000	2,000	(10.0000)	-	-	-	(2,000)	-	-
Stock option compensation expense	-	-	-	-	-	-	192,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(726,000)
Net loss	-	-	-	-	-	-	-	-	(12,507,000)
Balance June 30, 2014	26,449,443	$265,000	2,893.3617	$-	1,000.0	$-	$252,575,000	$(4,000)	$(281,238,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(13,366,000)	$5,681,000
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain (loss) on change in fair value of derivative - warrants	-	28,000
Gain (loss) on change in fair value of derivative - preferred stock	11,110,000	(8,050,000)
Depreciation and amortization	1,000	1,000
Stock option compensation expense Stock issued to directors and employees	987,000 -	328,000 66,000
Stock issued for services	207,000	97,000
Change in operating assets and liabilities:
Receivables	16,000	581,000
Inventory	-	194,000
Prepaid expenses and other current assets	(13,000)	(41,000)
Accounts payable and accrued expenses	477,000	(734,000)
Interest payable on dividends	259,000	86,000
Deferred revenue	(47,000)	3,154,000
Net cash provided by (used in) operating activities	(369,000)	1,391,000

Cash flows from financing activities:
Proceeds from exercise of stock options	-	11,000
Net cash provided by financing activities	-	11,000

Net increase (decrease) in cash and cash equivalents	(369,000)	1,402,000
Cash and cash equivalents at beginning of period	424,000	396,000
Cash and cash equivalents at end of period	$55,000	$1,798,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Preferred stock dividends in dividends payable	$1,451,000	$1,460,000

The accompanying notes are an integral part of these condensed consolidated statements.

Access Pharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
(unaudited)

Access Pharmaceuticals, Inc. (together with our subsidiaries, “We”, “Access” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our nanopolymer chemistry technologies and other drug delivery technologies.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2013 contains financial information taken from the audited Access financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2013 contained an explanatory paragraph to reflect substantial doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, revenues from MuGard royalties and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the June 30, 2014 presentation.

(2)           Liquidity

The Company generated net loss allocable to common stockholders of $14,817,000 for the six months ended June 30, 2014 and net income of $1,551,000 for the year ended December 31, 2013. At June 30, 2014, our working capital deficit was $10,969,000. Management believes that our current cash, revenues from MuGard royalties and expected license fees should fund our expected burn rate into the first quarter of 2015. We will require additional funds to continue operations. These funds are expected to come from royalties, the future sales of equity and/or license agreements. If we are unable to obtain adequate royalties or capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(3)           Fair Value of Financial Instruments

The carrying value of cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items.

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

(in thousands)
Description	As of June 30, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities: Derivative liability- preferred stock	$12,300	$-	$-	$12,300	$(11,110)

(in thousands)
Description	As of December 31, 2013	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability- preferred stock	$1,190	$-	$-	$1,190	$8,010

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at June 30, 2014 and December 31, 2013, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(4)           Stock Based Compensation

For the three and six months ended June 30, 2014, we recognized stock-based compensation expense of $192,000 and $987,000, respectively. For the three and six months ended June 30, 2013 we recognized stock-based compensation expense of $251,000 and $328,000, respectively.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$18,000	$10,000	$95,000	$19,000
Selling, general and administrative	174,000	241,000	892,000	309,000
Stock-based compensation expense included in operating expense	$192,000	$251,000	$987,000	$328,000

For the three and six months ended June 30, 2014 we granted no stock options and 10,500,000 stock options, respectively. For the three and six months ended June 30, 2013 we granted no stock options, respectively.

Our weighted average Black-Scholes fair value assumptions used to value the grants in the first six months of 2014 are as follows:

6/30/14
Expected life(b)	5.5 yrs
Risk free interest rate	1.65%
Expected volatility(a)	102%
Expected dividend yield	0.0%

________________
(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

For the three and six months ended June 30, 2014, stock valued at $132,000 and $207,000, respectively, was granted to consultants. For the three and six months ended June 30, 2013, stock valued at $123,000 and $167,000, respectively, was granted to employees and consultants.

(5)           Litigation

Alan Schmidt, a former shareholder of Genaera Corporation (‘‘Genaera’’), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Access, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the CEO and a director of Access, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Access Defendants’’). With respect to the Access Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Access Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the Access Defendants. On February 4, 2013, the Access Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted Access Defendants’ motions to dismiss and entered judgment in favor of Access Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. On March 20, 2014, Appellant Schmidt filed his Brief and Joint Appendix. On May 22, 2014, Appellees filed their Oppositions to Appellant’s Brief. On May 29, 2014, the Appellant was granted an extension of time until June 23, 2014 to file their Reply brief, and filed his Reply brief on that date. The Third Circuit has scheduled oral argument for September 12, 2014. The Company intends to contest the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

(6)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and six months ended June 30, 2014, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(13,233)	$867	$(14,817)	$4,221
Weighted average shares outstanding	26,191,311	25,111,713	26,034,995	24,957,183
Basic net income (loss) per common share	$(0.51)	$0.03	$(0.57)	$0.17

Net income (loss)	$(13,233)	$867	$(14,817)	$4,221
Weighted average shares outstanding	26,191,311	25,111,713	26,034,995	24,957,183
Effect of dilutive options and warrants	-	357,516	-	357,516
Weighted average shares outstanding assuming dilution	26,191,311	25,469,229	26,034,995	25,314,699
Diluted net income (loss) per common share	$(0.51)	$0.03	$(0.57)	$0.17

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Warrants	28,885,570	35,683,943	28,885,570	35,683,943
Stock options	11,941,700	1,967,284	11,941,700	1,967,284
Preferred stock Series A	57,867,234	58,267,234	57,867,234	58,267,234
Preferred stock Series B	20,000,000	20,000,000	20,000,000	20,000,000
Total	118,694,504	115,918,461	118,694,504	115,918,461