Form 10-Q
period 2014-09-30
PLASMATECH BIOPHARMACEUTICALS INC
filed 2014-11-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9314

PLASMATECH BIOPHARMACEUTICALS, INC.
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

ACCESS PHARMACEUTICALS INC.
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

The number of shares outstanding of the registrant’s common stock as of November 14, 2014 was 536,589 shares. Also outstanding at November 14, 2014 were 2,893.3617 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into1,157,348 shares of common stock and 1,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into 400,000 shares of common stock.

PLASMATECH BIOPHARMACEUTICALS, INC.

INDEX

                        Page No.
PART I - FINANCIAL INFORMATION

      Item 1.                         Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2014
(unaudited) and December 31, 2013                                                                                                                            17

Condensed Consolidated Statements of Operations (unaudited) for the
three and nine months ended September 30, 2014 and September 30, 2013                                  18

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)
for the three and nine months ended September 30, 2014                                                                                                               19

Condensed Consolidated Statements of Cash Flows (unaudited) for the
nine months ended September 30, 2014 and September 30, 2013                                                                                                   20

Notes to Unaudited Condensed Consolidated Financial Statements                                                                                                                                                   21

Item 2.                Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                        3

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk                                                                    11

Item 4.                   Controls and Procedures                                                                                                                                                                                                                           11

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                                                                              13

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds                                                                    13

Item 3.                   Defaults Under Senior Securities                                                                                                                                                                                                             13

Item 6.                   Exhibits                                                                                                                                                                                                                                                         14

SIGNATURES                                                                                                                                                                                                                                                                                    16

PART I – FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”), include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, our ability to continue as a going concern, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that the market for a mucositis product is in excess of $1 billion, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘could,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology.

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

The response to this Item is submitted as a separate section of this report. See page 17.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PlasmaTech Biopharmaceuticals, Inc., formerly known as Access Pharmaceuticals, Inc., (together with our subsidiaries, “We,” “PlasmaTech” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical products primarily based upon our nanopolymer chemistry technologies, and salt diafiltration process (“SDF’’) technology recently licensed from Plasma Technologies LLC (‘‘Licensor’’). We currently have one marketed product licensed in the U.S., Europe, China, Australia, New Zealand and Korea. We also have additional products and platform technologies in various stages of development and are seeking partners to continue development and/or to license the technology.

Marketed Product
MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no established treatment. The market for mucositis treatment is estimated to be in excess of $1.0 billion worldwide. MuGard, a proprietary nanopolymer formulation, has received marketing allowance in the U.S. from the FDA. We launched MuGard in the U.S. in 2010.

On June 6, 2013 we entered into an exclusive license agreement with AMAG Pharmaceuticals, Inc. (‘‘AMAG’’), related to the commercialization of MuGard in the U.S. and its territories. Under the terms of the licensing agreement we received an upfront licensing fee of $3.3 million and a tiered, double-digit royalty on net sales of MuGard in the licensed territory. We receive quarterly royalty payments from AMAG.

On August 5, 2010, we entered into an exclusive license with RHEI Pharmaceuticals (‘‘RHEI’’)
related to the commercialization of MuGard in China and other Southeast Asian countries. Our China partners have received an acceptance letter from the State Food and Drug Administration of the People’s Republic of China, which provides marketing approval in China. MuGard has been manufactured in the U.S. and shipped to China for sale. RHEI has rights to sub-license MuGard sales in some Southeast Asia countries.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi Pharmaceutical Co. Ltd. (‘‘Hanmi’’) related to MuGard commercialization in South Korea.

On August 7, 2014, we entered into an exclusive license agreement with Norgine B.V. (‘‘Norgine’’), a leading independent European specialty pharmaceutical company, for the commercialization of MuGard in Europe. Under the terms of the license agreement, we could receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of the oral mucositis product, MuGard, in the licensed territories. Norgine will develop, manufacture, and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine anticipates launching MuGard in 2015.

On October 27, 2014, we entered into an exclusive license agreement with Norgine B.V., a European specialist pharmaceutical company, for the commercialization of MuGard in Australia and New Zealand. The terms of the agreement are congruent to the Company’s recent license with Norgine for MuGard in Europe. Norgine will now develop, manufacture and commercialize MuGard in the new territories.

We are actively seeking partners to license MuGard in other territories.

Product Candidates

• ProctiGard™ received FDA marketing clearance on July 22, 2014. ProctiGard is our product for the treatment of radiation proctitis, a frequent side effect of radiation treatment to the pelvic region. Radiation proctitis, or RP, is the inflammation and damage to the lower portion of the colon after exposure to x-rays or ionizing radiation as part of radiation therapy. RP is most common after treatments for cancer, such as cervical, colon and prostate cancer. RP can be acute, occurring within weeks of initiation of therapy, or can occur months or years after treatment. We intend to commercialize ProctiGard in a manner similar to the commercialization of MuGard, which may include confirmatory clinical trials, with the objective of commercialization in collaboration with marketing partners globally.

• LexaGard™ is our proprietary formulation of the generic pharmaceutical agent, amlexanox, a drug with known anti-inflammatory and anti-allergic properties that has been approved and used in the US, Japan, and other countries. We are positioning LexaGard for treatment of conditions of the upper gastrointestinal tract including Barrett’s esophagus and esophagitis.

• We are also developing additional products using our proprietary mucoadhesive hydrogel technology as a mucoprotectant and/or delivery vehicle, as well as our vitamin B-12 mediated delivery technology.

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard®	PlasmaTech	Mucoadhesive Liquid	Mucositis
- Launched in U.S.
- Licensed to AMAG:
   U.S. rights
- Licensed to Norgine:
   European Union,
   Australia and New
   Zealand rights
- Licensed to RHEI :
  China rights and other
  SE Asia countries
- Licensed to Hanmi:
  South Korea rights
- Licensed to Norgine –
  European Union rights

ProctiGard™	PlasmaTech	Mucoadhesive hydrogel technology	Radiation proctitis	FDA clearance 7/22/14
LexaGard™	PlasmaTech	Mucoadhesive hydrogel technology	Inflammatory and ulcerative conditions of the esophagus	Filings being reviewed at FDA
Alpha-1 Antitrypsin (AAT)	Licensor	Proprietary biological processing	Various	Process validation
Intravenous immune globulin (IVIG)	Licensor	Proprietary biological processing	Various	Process validation

(1) For more information, see “Government Regulation” in our Annual Report on Form 10-K for description of clinical stages.

Recent Developments
On October 27, 2014, we entered into an exclusive license agreement with Norgine B.V., a European specialist pharmaceutical company, for the commercialization of MuGard in Australia and New Zealand. The terms of the agreement are congruent to the Company’s recent license with Norgine for MuGard in Europe. Norgine will now develop, manufacture and commercialize MuGard in the new territories.

On August 7, 2014, we entered into an exclusive license agreement with Norgine, an independent European specialty pharmaceutical company, for the commercialization of MuGard in Europe. Under the terms of the license agreement, we will receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of the oral mucositis product, MuGard, in the licensed territories. Norgine will develop, manufacture, and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine anticipates launching MuGard in 2015.

On July 22, 2014 we received 510(K) marketing clearance from the FDA for ProctiGard™ for the treatment of symptomatic management of rectal mucositis. The patent protects a wide range of liquid formulations for the prevention and treatment of mucosal diseases and disorders.

On July 8, 2014, we announced we received notification from the Hong Kong Patent Office that a patent for MuGard has been granted.

On September 12, 2014, we announced we had received notification from the European Patent Office that an additional European patent for MuGard had been granted. The patent (EP1997478) protects a wide range of liquid formulations for the prevention and treatment of mucosal diseases and disorders.

Reverse Stock Split
Our Board of Directors and majority shareholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our common stock at a ratio between 1 for 5 and 1 for 50 in order to satisfy requirements for the listing of our common stock on the NASDAQ Capital Market. Our stockholders further authorized the board of directors to determine the ratio at which the reverse stock split would be effected. Our board of directors authorized the ratio of the Reverse Split on October 16, 2014 and to be effective at the opening of business on October 24, 2014. We amended our certificate of incorporation to effect the reverse split at a ratio of 1 for 50 on October 24, 2014 (the ‘‘Reverse Split’’). All share and per share numbers included in this Quarterly Report on Form 10-Q give effect to the Reverse Split.

Plasma Technologies LLC License
On September 22, 2014, we entered into an exclusive, worldwide licensing agreement with Licensor to obtain rights to utilize and to sub-license its recently patented methods for the extraction of therapeutic biologics from human plasma. Plasma biologics are bio-pharmaceutical proteins extracted, purified, and formulated from human blood plasma by the use of biotechnological processing techniques including precipitation, diafiltration, affinity chromatography, and ion-exchange chromatography. Because plasma biologics are biosimilar, they are less likely than recombinant or transgenic proteins to cause toxic or other adverse reactions, or cause adverse immunological responses such as the stimulation of inhibitors in recipients.

Under the terms of the licensing agreement, we will pay a license fee of $5 million in a combination of cash and common stock subject to the achievement of certain events, a regulatory approval milestone payment in common shares upon the first FDA regulatory approval of a drug derived from the Licensor’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with Licensor’s proprietary SDF process.

Licensor was founded to develop superior high-yield technology to extract a wide range of therapeutically useful proteins from human blood plasma. We believe that Licensor’s proprietary SDF process is expected to significantly enhance yields of key value blood proteins, including alpha-1 antitrypsin (‘‘AAT’’), expanding market opportunities, while greatly enhancing margins. We obtained rights to utilize and sub-license to other pharmaceutical firms the recently patented improved methods for the extraction of therapeutic biologics from human plasma. We believe that Licensor’s lead product, SDF Alpha offers a low-risk, high revenue, short time-to-market respiratory product for treatment of inherited COPD (pulmonary emphysema), among other genetic AAT deficiencies. Additionally, the ability to extract several additional therapeutically useful and important proteins, due to the process being less destructive than historical fractionation processes, may enable us to seek new therapeutic applications and address high-value-added orphan indications.

Series A Preferred Stock
As approved by the shareholders at the Annual Meeting of Stockholders on May 15, 2014, we filed on October 23, 2014, in Delaware a Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (the ‘‘Certificate of Amendment’’) to amend the Certificate of Amendment to allow a special mandatory conversion of the Series A Cumulative Convertible Preferred Stock, $0.01 par value per share under certain circumstances, including qualified financings, as described in the Certificate of Amendment.

Series B Preferred Stock
On September 10, 2014 we entered into a Share Exchange Agreement for Series B Preferred Stock between us and SCO Capital Partners LLC and Beach Capital LLC whereby we agreed in connection with the consummation of an offering for the Series B Preferred Stock to be converted into Common Stock. All Series B Preferred Stock dividends payable, interest on Series B Preferred Stock dividends payable and liquidated damages will be converted into Series B Preferred Stock just prior to an offering of at least $10 million. The Series B Preferred Stock, including the shares of Series B Preferred Stock issued upon conversion of all accrued dividends payable, interest on dividends payable and liquidated damages thereon, subject to a liquidation preference, will be exchanged for shares of Common Stock upon consummation of an offering at the offering price pursuant to a Share Exchange Agreement dated September 10, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended September 30, 2014. As of September 30, 2014, our cash and cash equivalents were $165,000 and our net cash expenditures for the period ended September 30, 2014, was approximately $30,000 per month. As of September 30, 2014, our working capital deficit was $12,372,000. Our working capital deficit at September 30, 2014 represented an increase of $3,986,000 as compared to our working capital deficit as of December 31, 2013 of $8,386,000. The increase in the working capital deficit at September 30, 2014 reflects nine months of net operating costs and changes in current assets and liabilities, partially offset by the license fee from Hanmi and $250,000 from the Grid Note (see below).

On September 10, 2014, we entered into an Unsecured Grid Note, for up to $250,000 with SCO Capital Partners LLC. As of November 14, 2014 we have drawn a total of $250,000. The interest rate is 8% per annum and the maturity date is August 31, 2015 unless a financing of at least $5,000,000 occurs, in which extent the note is required to be paid in full.

On September 22, 2014, we entered into an exclusive, worldwide licensing agreement with Licensor to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its recently patented methods for the extraction of therapeutic biologics from human plasma.

Under the terms of the licensing agreement, we will pay a license fee of $5 million in a combination of cash and common stock subject to the achievement of certain events, a regulatory approval milestone payment in common shares upon the first FDA regulatory approval of a drug derived from the Licensor’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with Licensor’s proprietary SDF process.

As of November 14, 2014, we did not have enough capital to achieve our long-term goals. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain necessary additional capital in the future could jeopardize our operations and our ability to continue as a going concern.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2014 of $283,447,000. We expect that our capital resources, financing strategy, revenues from MuGard sales, and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product revenue or royalty revenue to achieve profitability on a sustained basis or at all.

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

THIRD QUARTER 2014 COMPARED TO THIRD QUARTER 2013

Our licensing revenue for the third quarter of 2014 was $152,000 as compared to $144,000 for the same period of 2013, an increase of $8,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $84,000 for third quarter of 2014 and $45,000 royalties in the same period of 2013, an increase of $39,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the third quarter of 2014 was $73,000, as compared to $236,000 for the same period of 2013, a decrease of $163,000. The decrease in expenses was primarily due to:

•	secreased salary and related costs ($82,000) from reduced scientific staff;
•	decreased clinical development with trials for MuGard ($72,000);
•	offset by increased scientific consulting expense ($53,000); and
•	other net decreases in research spending ($62,000).

Product costs for MuGard in the United States were $7,000 for the third quarter of 2013. There were no product costs in 2014 due to no sales of MuGard by us.

Total selling, general and administrative expenses were $795,000 for the third quarter of 2014, as compared to $642,000 for the same period of 2013, an increase of $153,000. The increase in expenses was due primarily to the following:

•	increased stock compensation expense for options granted to employees, officers, directors and consultants ($137,000) (no options were granted in the third quarter 2014 or 2013);
•	increased legal fees ($67,000);
•	increased shareholder consulting fees ($51,000);
•	offset by decreased salary and related costs ($93,000) from reduced general and administrative staff; and
•	net decrease other general and administrative expenses ($9,000).

Total operating expenses for the third quarter of 2014 were $869,000 as compared to total operating expenses of $885,000 for the same period of 2013, a decrease of $16,000 for the reasons listed above.

Interest and miscellaneous income was $11,000 for the third quarter of 2014 as compared to $46,000 for the same period of 2013, a decrease of $35,000. Miscellaneous income was higher in 2013 due to write-offs of certain accounts payable.

Interest and other expense was $147,000 for the third quarter of 2014 as compared to $96,000 in the same period of 2013, an increase of $51,000. The interest represents interest accrued on unpaid dividends. No dividends have been paid in 2013 or 2014.

We recorded a gain related to warrants classified as derivative liabilities of $168,000 for the third quarter of 2013. The warrants expired in November 2013 and February 2014 so there was no derivative liability or gain/loss during the third quarter of 2014.

We recorded a loss for the derivative liability related to preferred stock of $700,000 for the third quarter of 2014 and a gain of $421,000 for the same period of 2013. We recorded a derivative liability in 2010 per the requirements of accounting guidance due to the possibility of repricing our Series A Preferred Stock if we sold our common stock at a price below the original conversion price.

Preferred stock dividends of $740,000 were accrued for the third quarter of 2014 and $742,000 for the same period of 2013, a decrease of $2,000. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or common stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the third quarter of 2014 was $2,209,000, or a $4.15 basic and diluted loss per common share as compared to a net loss of $899,000, or a $1.77 basic and diluted income per common share, for the same period in 2013, an increased loss of $1,310,000.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Product sales of MuGard in the United States totaled $1,542,000 for the first nine months of 2013. We did not have any sales of MuGard in 2014 since MuGard was licensed to AMAG on June 6, 2013. We are currently receiving royalties from AMAG for sale of MuGard.

Our licensing revenue for the first nine months of 2014 was $448,000 as compared to $290,000 for the same period of 2013, an increase of $158,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $243,000 for first nine months of 2014 and $48,000 royalties in the same period of 2013, an increase of $195,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first nine months of 2014 was $298,000, as compared to $756,000 for the same period of 2013, a decrease of $458,000. The decrease in research and development expenses was primarily due to:

•	decreased clinical development with trials for MuGard ($298,000);
•	decreased salary and related costs ($231,000) from reduced scientific staff;
•	offset by increased scientific consulting expense ($248,000); and
•	other net decreases in research spending ($177,000).

Product costs for MuGard in the United States were $125,000 for the first nine months of 2013. There were no product costs in 2014 due to no sales of MuGard by us.

Total selling, general and administrative expenses were $3,055,000 for the first nine months of 2014, as compared to $4,117,000 for the same period of 2013, a decrease of $1,062,000. The decrease in expenses was due primarily to the following:

•	decreased net MuGard product selling expenses ($960,000) which includes an increase of $212,000 of MuGard product returns;
•	decreased salary and related costs ($552,000) from reduced general and administrative staff;
•	decreased legal fees ($402,000); offset by
•	net increase other general and administrative expenses ($132,000); and
•	increased stock compensation expense for options granted to employees, officers, directors and consultants ($720,000), options were granted in 2014 and no options were granted in 2013.

Depreciation and amortization was $2,000 for the first nine months of 2014 as compared to $2,000 for the same period in 2013.

Total operating expenses for the first nine months of 2014 were $3,355,000 as compared to total operating expenses of $5,000,000 for the same period of 2013, a decrease of $1,645,000 for the reasons listed above.

Interest and miscellaneous income was $45,000 for the first nine months of 2014 as compared to $215,000 for the same period of 2013, a decrease of $170,000. Miscellaneous income was higher in 2013 due to sale of certain platinum inventory and to write-offs of certain accounts payables.

Interest and other expense was $406,000 for the first nine months of 2014 as compared to $182,000 in the same period of 2013, an increase of $224,000. The interest represents interest accrued on unpaid dividends. No dividends have been paid in 2013 or 2014.

We recorded a gain related to warrants classified as derivative liabilities of $140,000 for the first nine months of 2013. The warrants expired in November 2013 and February 2014 so there was no derivative liability or gain/loss during the first nine months of 2014.

We recorded a loss for the derivative liability related to preferred stock of $11,810,000 for the first nine months of 2014 and a gain of $8,471,000 for the same period of 2013. We recorded a derivative liability per the requirements of accounting guidance due to the possibility of resetting the conversion price of our Series A Preferred Stock if we sold our common stock at a price below the original price.

Preferred stock dividends of $2,191,000 were accrued for the first nine months of 2014 and $2,202,000 for the same period of 2013, a decrease of $11,000. Dividends are due semi-annually in either cash or common stock for the Series A Preferred Stock and due quarterly in either cash or preferred stock for the Series B Preferred Stock.

Net loss allocable to common stockholders for the first nine months of 2014 was $17,026,000, or a $32.46 basic and diluted loss per common share as compared to a net income of $3,322,000, or a $6.61 basic and $6.55 diluted income per common share, for the same period in 2013, an increased loss of $20,348,000.

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

The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2013 relates to the monitoring and review of work performed by our Acting and Former Chief Financial Officer and accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting during 2013 was carried out by our former Chief Financial Officer and accounting consultant. This lack of accounting staff resulted in a lack of segregation of duties.

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Chief Executive Officer and Chief Financial Officer, have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes In Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS.

Alan Schmidt, a former shareholder of Genaera Corporation (‘‘Genaera’’), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including PlasmaTech, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, our former CEO and a director of PlasmaTech, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘PlasmaTech Defendants’’). With respect to the PlasmaTech Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the PlasmaTech Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the PlasmaTech Defendants. On February 4, 2013, the PlasmaTech Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted PlasmaTech Defendants’ motions to dismiss and entered judgment in favor of PlasmaTech Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the PlasmaTech Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply brief, and filed his Reply brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. We intend to continue contesting the claims.

We are not currently subject to any other material pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series A Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-

annually, at the rate of 6% per annum. If funds are not currently available to pay cash dividends or if a cash payment of dividends would be impermissible under Delaware law, we may in certain circumstances pay such dividends in shares of the Company’s common stock. In order to pay such dividends in shares of the Company’s common stock, there must either be an effective registration statement covering the resale of the dividend shares, the resale must be permissible subject to an exemption from registration, or the respective holders of Series A Preferred Stock must agree to accept restricted common stock as payment of such dividends. In the event none of these three circumstances are met, and the dividends have not been paid in cash or shares of the Company’s common stock, the dividends shall continue to accrue until they are paid in cash or shares of the Company’s common stock. Pursuant to the terms of the Certificate of Designations, Rights and Preferences of our Series B Preferred Stock, we are required to pay dividends in cash or shares of our common stock, semi-annually, at the rate of 12% per annum. The Company has accrued as of September 30, 2014, dividends payable in the aggregate amount of $9,277,000.

Pursuant to the terms of an Investor Rights Agreement with the purchasers of Series A Preferred Stock, the Company is required to maintain an effective registration statement with respect to certain shares issuable upon conversion of our outstanding preferred stock. A registration statement filed by us relating to a portion of such securities was declared effective on November 13, 2008. However, as of September 30, 2014, the SEC had not yet declared a registration statement effective with respect to all of the shares covered by the Investor Rights Agreement, and as a result, we have accrued $857,000 in liquidated damages as of September 30, 2014.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Certification of Chief Executive Officer of PlasmaTech Biopharmaceuticals, Inc. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of PlasmaTech Biopharmaceuticals, Inc. filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of PlasmaTech Biopharmaceuticals, Inc. filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of PlasmaTech Biopharmaceuticals, Inc. filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**
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

                       PLASMATECH BIOPHARMACEUTICALS, INC.

Date:   November 14, 2014                                                                       By:    /s/ Scott Schorer
      Scott Schorer
      Chief Executive Officer
      (Principal Executive Officer)

Date:   November 14, 2014                                                                       By:    /s/ Harrison Wehner
      Harrison Wehner
      President and Chief Financial Officer
     (Principal Financial Officer)

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	September 30, 2014	December 31, 2013
	(unaudited)
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$165,000 3,000 76,000	$424,000 74,000 77,000
Total current assets	244,000	575,000
Property and equipment, net	4,000	6,000
Other assets	32,000	32,000
Total assets	$280,000	$613,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities Accounts payable Accrued expenses Short-term note payable Dividends payable Current portion of deferred revenue	$1,630,000 857,000 250,000 9,277,000 602,000	$863,000 857,000 - 6,663,000 578,000
Total current liabilities	12,616,000	8,961,000
Derivative liability - preferred stock Long-term deferred revenue	13,000,000 5,019,000	1,190,000 5,241,000
Total liabilities	30,635,000	15,392,000
Commitments and contingencies

Stockholders' deficit
  Convertible preferred stock Series A - $.01 par value; authorized
      2,000,000 shares; 2,893.3617 shares issued at September 30,
 2014 and 2,903.3617 at December 31, 2013
  Convertible preferred stock Series B - $.01 par value; authorized
      2,000,000 shares; 1,000.0 shares issued at September 30,
 2014 and at December 31, 2013
  Common stock - $.01 par value; authorized 200,000,000 shares;
     issued, 534,589 at September 30, 2014 and  514,589 at
     December 31, 2013
  Additional paid-in capital
  Treasury stock, at cost – 163 shares
  Accumulated deficit

	- - 6,000 253,090,000 (4,000) (283,447,000)	- - 6,000 251,640,000 (4,000) (266,421,000)
Total stockholders' deficit	(30,355,000)	(14,779,000)
Total liabilities and stockholders' deficit	$280,000	$613,000

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,						Nine months ended September 30,
	2014			2013			2014			2013
Revenues
Product sales		$-			$-			$-			$1,542,000
License revenues		152,000			144,000			448,000			290,000
Royalties		84,000			45,000			243,000			48,000
Total revenues		236,000			189,000			691,000			1,880,000

Expenses
Research and development		73,000			236,000			298,000			756,000
Product costs		-			7,000			-			125,000
Selling, general and administrative		795,000			642,000			3,055,000			4,117,000
Depreciation and amortization		1,000			-			2,000			2,000
Total expenses		869,000			885,000			3,355,000			5,000,000

Loss from operations		(633,000)			(696,000)			(2,664,000)			(3,120,000)

Interest and miscellaneous income		11,000			46,000			45,000			215,000
Interest and other expense		(147,000)			(96,000)			(406,000)			(182,000)
Gain on change in fair value of derivative - warrants		-			168,000			-			140,000
Gain (loss) on change in fair value of derivative - preferred stock		(700,000)			421,000			(11,810,000)			8,471,000
		(836,000)			539,000			(12,171,000)			8,644,000
Net income (loss)		(1,469,000)			(157,000)			(14,835,000)			5,524,000

Less preferred stock dividends		740,000			742,000			2,191,000			2,202,000
Net income (loss) allocable to common stockholders		$(2,209,000)			$(899,000)			$(17,026,000)			$3,322,000

Net income (loss) per common share
Basic Diluted	$ $	(4.15 (4.15	) )	$ $	(1.77 (1.77	) )	$ $	(32.46 (32.46	) )	$ $	6.61 6.55

Weighted average number of common shares outstanding
Basic Diluted		532,258 532,258			508,655 508,655			524,595 524,595			502,349 507,133

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit
 (unaudited)

	Common Stock		Preferred Stock – A		Preferred Stock – B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit
Balance December 31, 2013	514,589	$6,000	2,903.3617	$-	1,000.0	$-	$251,640,000	$(4,000)	$(266,421,000)
Common stock issued for services	4,500	-	-	-	-	-	75,000	-	-
Stock option compensation expense	-	-	-	-	-	-	795,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(725,000)
Net loss	-	-	- _ -	-	-	-	-	-	(859,000)
Balance Mar 31, 2014	519,089	$6,000	2,903.3617	$-	1,000.0	$-	$252,510,000	$(4,000)	$(268,005,000)

Common stock issued for services	5,900	-	-	-	-	-	132,000	-	-
Preferred stock converted into common stock	4,000	-	(10.0000)	-	-	-	-	-	-
Stock option compensation expense	-	-	-	-	-	-	192,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(726,000)
Net loss	-	-	-	-	-	-	-	-	(12,507,000)
Balance June 30, 2014	528,989	$6,000	2,893.3617	$-	1,000.0	$-	$252,834,000	$(4,000)	$(281,238,000)

Common stock issued for services	5,600	-	-	-	-	-	84,000	-	-
Stock option compensation expense	-	-	-	-	-	-	172,000	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(740,000)
Net loss	-	-	-	-	-	-	-	-	(1,469,000)
Balance Sept 30, 2014	534,589	$6,000	2,893.3617	$-	1,000.0	$-	$253,090,000	$(4,000)	$(283,447,000)

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(14,835,000)	$5,524,000
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) on change in fair value of derivative - warrants	-	(140,000)
(Gain) loss on change in fair value of derivative – preferred stock	11,810,000	(8,471,000)
Depreciation and amortization	2,000	2,000
Stock option compensation expense Stock issued to directors and employees	1,159,000 -	354,000 99,000
Stock issued for services	291,000	108,000
Change in operating assets and liabilities:
Receivables	71,000	784,000
Inventory	-	194,000
Prepaid expenses and other current assets	1,000	162,000
Accounts payable and accrued expenses	767,000	(1,333,000)
Interest payable on dividends	423,000	182,000
Deferred revenue	(198,000)	3,010,000
Net cash provided by (used in) operating activities	(509,000)	475,000

Cash flows from investing activities:
Capital expenditures	-	(1,000)
Net cash used in investing activities	-	(1,000)

Cash flows from financing activities:
Proceeds from short-term note payable	250,000	-
Proceeds from exercise of stock options	-	29,000
Net cash provided by financing activities	250,000	29,000

Net increase (decrease) in cash and cash equivalents	(259,000)	503,000
Cash and cash equivalents at beginning of period	424,000	396,000
Cash and cash equivalents at end of period	$165,000	$899,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Preferred stock dividends in dividends payable	$2,191,000	$2,202,000

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
(unaudited)

PlasmaTech Biopharmaceuticals, Inc. (formerly Access Pharmaceuticals, Inc., together with our subsidiaries, “We”, “PlasmaTech” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing a range of pharmaceutical and medical device products primarily based upon our proprietary SDF formulation technology and our nanopolymer chemistry technologies and other drug delivery technologies.

All per share information reflect a one-for-fifty reverse stock split of our outstanding common stock effected October 24, 2014. Accordingly, all shares and per share amounts were retroactively adjusted to reflect this reverse stock split, including adjustments for common stock par value and additional paid-in capital.

(1)         Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2013 contains financial information taken from the audited PlasmaTech financial statements as of that date.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2013 contained an explanatory paragraph to reflect substantial doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed therein and in this Quarterly Report on Form 10-Q. We expect that our capital resources, financing strategy, revenues from MuGard sales, and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. If we are unable to obtain adequate capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the September 30, 2014 presentation.

(2)           Liquidity

The Company generated net loss allocable to common stockholders of $17,026,000 for the nine months ended September 30, 2014 and net income of $1,551,000 for the year ended December 31, 2013. At September 30, 2014, our working capital deficit was $12,372,000. Management believes that our capital resources, financing strategy, revenues from MuGard sales, and expected receipts due under our license agreements will be adequate to fund our current level of operations into the first quarter of 2015. We will require additional funds to continue operations. These funds are expected to come from royalties, the future sales of equity and/or license agreements or short-term loans. If we are unable to obtain adequate royalties or capital funding in the future or enter into future license agreements for our products, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

(3)           Note Payable

On September 10, 2014, we entered into an Unsecured Grid Note, for up to $250,000 with SCO Capital Partners LLC. As of November 14, 2014 we have drawn a total of $250,000. The interest rate is 8% per annum and the maturity date is August 31, 2015 unless a financing of at least $5,000,000 occurs, in which extent the note is required to be paid in full.

(4)           Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

(in thousands)
Description	As of September 30, 2014	Level 1	Level 2	Level 3	Total (Losses)
Liabilities: Derivative liability-
preferred stock	$13,000	$-	$-	$13,000	$(11,810)

(in thousands)
Description	As of December 31, 2013	Level 1	Level 2	Level 3	Total Gains
Liabilities: Derivative liability-
preferred stock	$1,190	$-	$-	$1,190	$8,010

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. In estimating the fair value at September 30, 2014 and December 31, 2013, we based our selected volatility on the one-year historic volatility of the Company’s stock as we believe this is most representative of the expected volatility in the near future for the Company.

(5)           Stock Based Compensation

For the three and nine months ended September 30, 2014, we recognized stock-based compensation expense of $172,000 and $1,159,000, respectively. For the three and nine months ended September 30, 2013 we recognized stock-based compensation expense of $26,000 and $354,000, respectively.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2014 and 2013:
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$18,000	$9,000	$113,000	$28,000
Selling, general and administrative	154,000	17,000	1,046,000	326,000
Stock-based compensation expense included in operating expense	$172,000	$26,000	$1,159,000	$354,000

For the three and nine months ended September 30, 2014 we granted no stock options and 210,000 stock options, respectively. For the three and nine months ended September 30, 2013 we granted no stock options.

Our weighted average Black-Scholes fair value assumptions used to value the grants in the first nine months of 2014 are as follows:

9/30/14
Expected life(b)	5.5 yrs
Risk free interest rate	1.65%
Expected volatility(a)	102%
Expected dividend yield	0.0%

(a)	Reflects movements in our stock price over the most recent historical period equivalent to the expected life.
(b)	Based on the simplified method.

For the three and nine months ended September 30, 2014, stock valued at $84,000 and $291,000, respectively, was granted to consultants. For the three and nine months ended September 30, 2013, stock valued at $45,000 and $208,000, respectively, was granted to employees and consultants.

(6)           Litigation

Alan Schmidt, a former shareholder of Genaera Corporation (‘‘Genaera’’), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including PlasmaTech, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, our former CEO and a director of PlasmaTech, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘PlasmaTech Defendants’’). With respect to the PlasmaTech Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the PlasmaTech Defendants. Schmidt seeks money damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint which asserted substantially the same allegations with respect to the PlasmaTech Defendants. On February 4, 2013, the PlasmaTech Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted PlasmaTech Defendants’ motions to dismiss and entered judgment in favor of PlasmaTech Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals. On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the PlasmaTech Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply brief, and filed his Reply brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. We intend to continue contesting the claims.

We are not currently subject to any other material pending legal proceedings.

(7)           Basic and Diluted Net Income (Loss) Per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and nine months ended September 30, 2014, because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(2,209)	$(899)	$(17,026)	$3,322
Weighted average shares outstanding	532,258	508,655	524,595	502,349
Basic net income (loss) per common share	$(4.15)	$(1.77)	$(32.46)	$6.61

Net income (loss)	$(2,209)	$(899)	$(17,026)	$3,322
Weighted average shares outstanding	532,258	508,655	524,595	502,349
Effect of dilutive options and warrants	-	-	-	4,784
Weighted average shares outstanding assuming dilution	532,258	508,655	524,595	507,133
Diluted net income (loss) per common share	$(4.15)	$(1.77)	$(32.46)	$6.55

We did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2014	2013	2014	2013
Warrants	577,756	712,879	577,756	712,879
Stock options	393,834	50,196	393,834	39,196
Preferred stock Series A	1,157,348	1,165,345	1,157,348	1,165,345
Preferred stock Series B	400,000	400,000	400,000	400,000
Total	2,528,938	2,328,420	2,528,938	2,317,420

(8)           Subsequent Events

On October 24, 2014, we effected a one-for-fifty reverse stock split approved by our Board of Directors and majority shareholders.

On October 24, 2014, we changed our name to PlasmaTech Biopharmaceuticals, Inc.