Form 10-Q
period 2015-03-31
PLASMATECH BIOPHARMACEUTICALS INC
filed 2015-05-14
CIK 318306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the registrant’s common stock as of May 14, 2015 was 24,268,085 shares.

PLASMATECH BIOPHARMACEUTICALS, INC.

INDEX

 Page No.
PART I - FINANCIAL INFORMATION

      Item 1.                         Financial Statements:

Condensed Consolidated Balance Sheets at March 31, 2015
(unaudited) and December 31, 2014                                                                                           16

Condensed Consolidated Statements of Operations (unaudited) for the
three months ended March 31, 2015 and March 31, 2014                                                       17

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
for the three months ended March 31, 2015                                                                             18

Condensed Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2015 and March 31, 2014                                                       19

Notes to Unaudited Condensed Consolidated Financial Statements20

Item 2.                Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                    3

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk                                            11

Item 4.                   Controls and Procedures                                                                                                           11

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings                                                                                                                      12

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds                                            13

Item 3.                   Defaults Under Senior Securities                                                                                             14

Item 6.                   Exhibits                                                                                                                                         14

SIGNATURES                                                                                                                                                                    15

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’  within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, without limitation, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to successfully integrate companies that we have acquired or that we may acquire in the future, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that the market for a mucositis product is in excess of $1 billion, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment only as of the date of this report. We caution readers not to place undue reliance on such statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Marketed Product

MuGard® is our marketed product for the management of oral mucositis, a frequent side effect of cancer therapy for which there is no other established treatment. The market for mucositis treatment is estimated to be in excess of $1.0 billion worldwide. MuGard, a proprietary nanopolymer formulation, has received marketing clearance in the U.S. from the FDA. We launched MuGard in the U.S. in 2010.

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

On March 31, 2015 we announced that Hanmi has received marketing approval in Korea from the country’s Ministry of Food and Drug Safety (“MFDS”) and the Korea Testing & Research Institute (KTR) for MuGard. Hanmi intends to market MuGard in Korea under the trade name Mucogard.

We are actively seeking partners to license MuGard in other territories.

Product Candidates

•
ProctiGard™ received 510(K) marketing clearance from the FDA on July 22, 2014 for the treatment of symptomatic management of rectal mucositis. ProctiGard is our product for the treatment of radiation proctitis, a frequent side effect of radiation treatment to the pelvic region. Radiation proctitis, or RP, is the inflammation and damage to the lower portion of the colon after exposure to x-rays or ionizing radiation as part of radiation therapy. RP is most common after treatments for cancer, such as cervical, colon and prostate cancer. RP can be acute, occurring within weeks of initiation of therapy, or can occur months or years after treatment. We intend to commercialize ProctiGard in a manner similar to the commercialization of MuGard, which may include confirmatory clinical trials, with the objective of commercialization in collaboration with marketing partners globally.

•	We are also developing additional products using our proprietary mucoadhesive hydrogel technology as a mucoprotectant and/or delivery vehicle, as well as our vitamin B-12 mediated delivery technology.

PlasmaTech Portfolio Summary

Compound	Originator	Technology	Indication	Clinical Stage (1)

MuGard®	PlasmaTech	Mucoadhesive liquid	Mucositis
- Launched in U.S.
- Licensed to AMAG:
     U.S. rights
- Licensed to Norgine:
     European Union rights
- Licensed to RHEI:
      China rights and other
      SE Asian countries
- Licensed to Hanmi:
     South Korea rights
- Licensed to Norgine:
      Australia & New
      Zealand rights

Proctigard™	PlasmaTech	Mucoadhesive hydrogel technology	Radiation proctitis	FDA clearance 7/22/14
Alpha 1 Protease Inhibitor (A1PI)	Licensor	Proprietary biological processing	Various	Process validation
Intravenous immune globulin (IVIG)	Licensor	Proprietary biological processing	Various	Process validation

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

Under the terms of the licensing agreement, as amended on January 23, 2015, we paid a license fee of $1 million in cash, will pay $4,000,000 in cash or 1,096,151 shares of our common stock in 2017, a regulatory approval milestone payment of 513,375 shares of our common shares upon the first FDA regulatory approval of a drug derived from the Licensor’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with Licensor’s proprietary SDF process.

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

Licensor’s SDF Process uses salt as the precipitant at neutral pH, followed by salt removal by diafiltration, followed by the use of state-of-the-art chromatography for final separations and purification. The efficacy of the process has been confirmed in pilot scale batches in two independent laboratories. While several salts were found to work, Sodium Citrate was selected because of its ‘‘friendliness’’ to biologics, having been long used as an FDA approved protectant and preservative of whole blood and blood plasma.

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

Other Potential Products
Because Licensor’s patented sodium citrate extraction process does not have the destructive effects associated with the Cohn Cold Ethanol Process, it becomes possible to extract additional valuable low-dosage biotherapeutic agents for genetic deficiencies through the use of state-of-the-art affinity chromatography now widely available. The following examples include, but not limited to, other biotherapeutics, potentially available through the use of the SDF process:

•	C-1-esterase inhibitor treats hereditary angioma (HAE). Its genetic incidence: 1:10,000 − 1:50,000.
•	Protein C is used to treat venous thromboembolic events. Prevalence of Protein C deficiency is 0.2 − 0.5%.
•
Antithrombin III inactivates thrombin and is used to treat thrombotic disorders. Its deficiency occurs in 1:2000 − 1:5000 in a normal population, but can also be acquired as a result of various diseases.

Recent Developments

On May 11, 2015, we closed a $10 million private placement of common stock consisting of 1,250,000 shares of our common stock, at a price of $8.00 per share and warrants to purchase 625,000 shares of common stock. The warrants have an exercise price of $10.00 per share and are exercisable for 30 months from the closing date. A total net of $9.2 million was received.

Also in connection with the financing, the placement agent received warrants to purchase 50,000 shares of common stock at $11.00 per share and which are exercisable for five years from the closing date.

On May 5, 2015, PlasmaTech Biopharmaceuticals, Inc., a Delaware corporation (“PlasmaTech”), Plasmatech Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of PlasmaTech and a Delaware corporation, Abeona Therapeutics LLC, an Ohio limited liability company (“Abeona”) and Paul A. Hawkins, an individual, solely in his capacity as Member Representative (“Member Representative”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Abeona, with Abeona continuing as the surviving corporation and becoming a wholly owned subsidiary of PlasmaTech (the “Merger”). The Board of Directors of PlasmaTech and Managers of Abeona have unanimously approved the transaction.

In connection with the Merger, the PlasmaTech will issue to Abeona members a total of 3,979,761 common shares upon closing of the transaction, and up to an additional $9 million in performance milestones, in common stock or cash, at the Company’s option.

The completion of the Merger is subject to customary closing conditions.

On April 23, 2015 we closed a $7 million private placement of common stock consisting of 2,333,334 shares of common stock, at a price of $3.00 per share.

On April 7, 2015 we announced we had appointed Charlie Strange, M.D. to our Scientific Advisory Board (SAB). Dr. Strange is a highly regarded thought leader in the Alpha-1 community, and has extensive clinical experience in designing and managing Alpha-1 clinical studies. We believe his advice and counsel will help accelerate development and approval of our proprietary SDF Alpha™ biologic drug.

On March 31, 2015 we announced today that Hanmi has received marketing approval in Korea from the country’s Ministry of Food and Drug Safety (“MFDS”) and the Korea Testing & Research Institute (KTR) for MuGard. Under the terms of the previously announced marketing agreement, Hanmi will import MuGard from the United States and marketing will commence. Hanmi intends to market MuGard in Korea under the trade name Mucogard.

On March 5, 2015 we announced that enrollment has begun in a clinical trial at UCLA’s Jonsson Comprehensive Cancer Center that is evaluating MuGard in the prevention and treatment of stomatitis in breast cancer patients using Everolimus (marketed by Novartis Oncology under the tradename Afinitor®). The title of the trial is “Phase II Randomized Trial of MuGard Compared With Best Supportive Care for Prevention and Treatment of Stomatitis in Women With Hormone Receptor Positive Breast Cancer Initiating Treatment With Everolimus-based Endocrine Therapy” and details on the trial design and enrollment can be found on its website, clinicaltrials.gov, under the identifier NCT02015559.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended March 31, 2015. As of March 31, 2015, our cash and cash equivalents were $7,948,000.

As of March 31, 2015, our working capital was $6,950,000. Our working capital at March 31, 2015 represented a decrease of $1,707,000 as compared to our working capital deficit as of December 31, 2014 of $8,657,000. The decrease in the working capital at March 31, 2015 reflects payments of $1,000,000 to the Licensor, $400,000 repayment for the Grid Notes (see below) and by three months of net operating costs and changes in current assets and liabilities.

On September 10, 2014, we entered into an Unsecured Grid Note, for up to $250,000 with SCO Capital Partners (“SCO”) (“Grid Note I”). As of December 31, 2014 we had drawn a total of $250,000. The interest rate was 8% per annum and the maturity date was August 31, 2015 unless a financing of at least $5,000,000 occurred. The financing occurred December 24, 2014 and the Grid Note I was paid in full on January 5, 2015.

On December 1, 2014, we entered into a second Unsecured Grid Note (“Grid Note II”), for up to $250,000 with SCO. As of December 31, 2014 we had drawn a total of $150,000. The interest rate was 8% per annum and the maturity date was November 30, 2015 unless a financing of at least $5,000,000 occurred. The financing occurred December 24, 2014 and the Grid Note II was paid in full on January 5, 2015.

If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2015 of $298,074,000. We expect that our capital resources, April 2015 private placement, royalties from MuGard and expected receipts due under our license agreements will be adequate to fund our current level of operations through the end of 2016. However, our ability to fund operations over this time could change significantly depending upon changes to future operational funding obligations or capital expenditures. As a result, we may be required to seek additional financing sources within the next twelve months. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis or at all.

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

FIRST QUARTER 2015 COMPARED TO FIRST QUARTER 2014

Our licensing revenue for the first quarter of 2015 was $151,000 as compared to $146,000 for the same period of 2014, an increase of $5,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $107,000 for first quarter of 2015 and $62,000 for the same period of 2014, an increase of 45,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first quarter of 2015 was $453,000, as compared to $144,000 for the same period of 2014, an increase of $309,000. The increase in expenses was primarily due to:

•	increased development work on our new product A1PI ($279,000);
•	increased salary and related costs ($99,000) from the rehiring of scientific staff;
•	offset by decreased stock based compensation expense ($59,000); and
•	other net decreases in research spending ($10,000).

Total general and administrative expenses were $1,689,000 for the first quarter of 2015, as compared to $1,392,000 for the same period of 2014, an increase of $297,000. The increase in expenses was due primarily to the following:

•	increased salary and related costs ($343,000) from hiring additional general and administrative staff;
•	increased legal fees ($249,000);
•	increased investor relations fees ($235,000);
•	offset by decreased stock based compensation expense ($562,000); and
•	other net increases in general and administrative expenses ($32,000).

Depreciation and amortization was $118,000 for the first quarter of 2015 as compared to less than $1,000 for the same period in 2014, an increase of $117,000. We are amortizing the license over the life of the patents.

Total operating expenses for the first quarter of 2015 were $2,260,000 as compared to total operating expenses of $1,536,000 for the same period of 2014, an increase of $724,000 for the reasons listed above.

Interest and miscellaneous income was $3,000 for the first quarter of 2015 as compared to $8,000 for the same period of 2014, a decrease of $5,000.

Interest and other expense was $1,000 for the first quarter of 2015 as compared to $122,000 in the same period of 2014, a decrease of $121,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a gain for the derivative liability related to preferred stock of $583,000 for the first quarter of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $725,000 were accrued for the first quarter of 2014.  The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the first quarter of 2015 was $2,000,000, or a $0.10 basic and diluted loss per common share as compared to a net loss of $1,584,000, or a $3.06 basic and diluted loss per common share, for the same period in 2014, an increased loss of $416,000.

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

Based on our evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2014 that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2014 relates to the monitoring and review of work performed by our Chief Accounting Officer and our then accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is now carried out by our Chief Accounting Officer. This lack of accounting staff results in a lack of segregation of duties.

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Executive Chairman and Chief Accounting Officer, have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed for reasonableness by the Executive Chairman as well as the Chairman of the Audit Committee. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Accounting Officer.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS.

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The

lawsuit named thirty defendants, including PlasmaTech, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of PlasmaTech, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘PlasmaTech Defendants’’). With respect to the PlasmaTech Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the PlasmaTech Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the PlasmaTech Defendants. On February 4, 2013, the PlasmaTech Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the PlasmaTech Defendants’ motions to dismiss and entered judgment in favor of the PlasmaTech Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the PlasmaTech Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the PlasmaTech Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the PlasmaTech Defendants, but eliminates all causes of action against the PlasmaTech Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the PlasmaTech Defendants. On March 20, 2015, the PlasmaTech Defendants filed a motion to dismiss the Second Amended Complaint. We intend to continue contesting the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6.	EXHIBITS.

Exhibits:

3.1	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed January 5, 2015)

3.2	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed March 5, 2015)

31.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

** This exhibit is deemed to be furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMATECH BIOPHARMACEUTICALS, INC.

Date:	May 14, 2015	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: May 14, 2015		By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
ASSETS	March 31, 2015 (unaudited)	December 31, 2014
Current assets Cash and cash equivalents Receivables Prepaid expenses and other current assets	$7,948,000 144,000 98,000	$11,520,000 35,000 -
Total current assets	8,190,000	11,555,000
Property and equipment, net	11,000	4,000
Licensed technology, net	4,875,000	4,991,000
Other assets	41,000	32,000
Total assets	$13,117,000	$16,582,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities Accounts payable Short-term notes payable Current portion of deferred revenue	$638,000 - 602,000	$1,896,000 400,000 602,000
Total current liabilities	1,240,000	2,898,000
Payable due Licensor Long-term deferred revenue	4,000,000 4,718,000	4,000,000 4,868,000
Total liabilities	9,958,000	11,766,000
Commitments and contingencies

Stockholders' equity
  Common stock - $.01 par value; authorized 200,000,000 shares;
     issued, 19,998,801 at March 31, 2015 and 19,960,801 at December 31, 2014
  Additional paid-in capital
  Accumulated deficit
	200,000 301,033,000 (298,074,000)	200,000 300,690,000 (296,074,000)
Total stockholder's equity	3,159,000	4,186,000
Total liabilities and stockholders' equity	$13,117,000	$16,582,000

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months ended March 31,
	2015	2014
Revenues
License revenues	$151,000	$146,000
Royalties	107,000	62,000
Total revenues	258,000	208,000

Expenses
Research and development	453,000	144,000
General and administrative	1,689,000	1,392,000
Depreciation and amortization	118,000	-
Total expenses	2,260,000	1,536,000

Loss from operations	(2,002,000)	(1,328,000)

Interest and miscellaneous income	3,000	8,000
Interest and other expense	(1,000)	(122,000)
Gain on change in fair value of derivative – preferred stock	-	583,000
	2,000	469,000
Net loss	(2,000,000)	(859,000)
Less preferred stock dividends	-	725,000
Net loss allocable to common stockholders	$(2,000,000)	$(1,584,000)

Basic and diluted loss per common share	$(0.10)	$(3.06)

Weighted average number of common shares outstanding	19,983,751	517,539

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance December 31, 2014	19,960,801	$200,000	$300,690,000	$(296,074,000)	$$4,816,000
Common stock issued to employees	10,000	-	32,000	-	32,000
Common stock issued for services	28,000	-	87,000	-	87,000
Stock option compensation expense	-	-	224,000	-	224,000
Net loss	-	-	-	(2,000,000)	(2,000,000)
Balance March 31, 2015	19,998,801	$200,000	$301,033,000	$(298,074,000)	$3,159,000

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,000,000)	$(859,000)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) on change in fair value of derivative – preferred stock	-	(583,000)
Depreciation and amortization	118,000	-
Stock option compensation expense Stock issued to directors, employees and consultants	224,000 32,000	795,000 -
Stock issued for services	87,000	75,000
Change in operating assets and liabilities:
Receivables	(109,000)	15,000
Prepaid expenses and other current assets	(98,000)	(5,000)
Other assets	(9,000)	-
Accounts payable and accrued expenses	(1,258,000)	212,000
Interest payable on dividends	-	122,000
Deferred revenue	(150,000)	103,000
Net cash used in operating activities	(3,163,000)	(125,000)

Cash flows from financing activities:
Capital expenditures	(9,000)	-
Net cash used in investing activities	(9,000)	-

Cash flows from financing activities:
Payment of short-term debt	(400,000)	-
Net cash used in financing activities	(400,000)	-

Net decrease in cash and cash equivalents	(3,572,000)	(125,000)
Cash and cash equivalents at beginning of period	11,520,000	424,000
Cash and cash equivalents at end of period	$7,948,000	$299,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Preferred stock dividends in dividends payable	$-	$725,000

The accompanying notes are an integral part of these condensed consolidated statements.

PlasmaTech Biopharmaceuticals, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2015 and 2014
(unaudited)

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

The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2014 contains financial information taken from the audited PlasmaTech financial statements as of that date.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the March 31, 2015 presentation.

(2)           Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Licensed technology	$5,000	$125	$5,000	$9

Amortization expense related to intangible assets totaled $116,000 for the three months ended March 31, 2015 and totaled $0 for the three ended March 31, 2014. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2015 is as follows (in thousands):

  2015                               $         349
2016                                          465
2017                                          465
2018                                          465
2019                                          465
over 5 years                         2,666

Total                              $      4,875

 (3)           Stock Based Compensation

For the three months ended March 31, 2015, we recognized stock-based compensation expense of $224,000. For the three months ended March 31, 2014 we recognized stock-based compensation expense of $795,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2015 and 2014:
	Three months ended March 31,
	2015	2014
Research and development	$18,000	$77,000
General and administrative	206,000	718,000
Stock-based compensation expense included in operating expense	$224,000	$795,000

For the three months ended March 31, 2015 we granted 120,000 stock options and for the three months ended March 31, 2014 we granted 210,000 stock options.

For the three months ended March 31, 2015 and 2014 there was no stock granted to directors and officers.

(4)           Litigation

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including PlasmaTech, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of PlasmaTech, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘PlasmaTech Defendants’’). With respect to the PlasmaTech Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the PlasmaTech Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the PlasmaTech Defendants. On February 4, 2013, the PlasmaTech Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the PlasmaTech Defendants’ motions to dismiss and entered judgment in favor of the PlasmaTech Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the PlasmaTech Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the PlasmaTech Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the PlasmaTech Defendants, but eliminates all causes of action against the PlasmaTech Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the PlasmaTech Defendants. On March 20, 2015, the PlasmaTech Defendants filed a motion to dismiss the Second Amended Complaint. We intend to continue contesting the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

(5)           Subsequent Events

On April 23, 2015 we closed a $7 million private placement of common stock consisting of 2,333,333 shares of common stock, at a price of $3.00 per share.

On May 5, 2015, PlasmaTech Biopharmaceuticals, Inc., a Delaware corporation (“PlasmaTech”), Plasmatech Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of PlasmaTech and a Delaware corporation, Abeona Therapeutics LLC, an Ohio limited liability company (“Abeona”) and Paul A. Hawkins, an individual, solely in his capacity as Member Representative (“Member Representative”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Abeona, with Abeona continuing as the surviving corporation and becoming a wholly owned subsidiary of PlasmaTech (the “Merger”). The Board of Directors of PlasmaTech and Managers of Abeona have unanimously approved the transaction.

In connection with the Merger, the PlasmaTech will issue to Abeona members a total of 3,979,761 common shares upon closing of the transaction, and up to an additional $9 million in performance milestones, in common stock or cash, at the Company’s option.

The completion of the Merger is subject to customary closing conditions.

On May 11, 2015, we closed a $10 million private placement of common stock consisting of 1,250,000 shares of our common stock, at a price of $8.00 per share and warrants to purchase 625,000 shares of common stock. The warrants have an exercise price of $10.00 per share and are exercisable for 30 months from the closing date. A total net of $9.2 million was received.

Also in connection with the financing, the placement agent received warrants to purchase 50,000 shares of common stock at $11.00 per share and which are exercisable for five years from the closing date.