Form 10-Q
period 2015-06-30
ABEONA THERAPEUTICS INC.
filed 2015-08-14
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-9314

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3333 Lee Parkway, Suite 600, Dallas, TX 75219

(Address of principal executive offices)

(214) 665-9495

(Registrant’s telephone number, including area code)

PLASMATECH BIOPHARMACEUTICALS, INC.

4848 Lemmon Avenue, Suite 517, Dallas, TX 75219
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

The number of shares outstanding of the registrant’s common stock as of August 14, 2015 was 32,690,606 shares.

ABEONA THERAPEUTICS INC.

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our belief that advances in biotechnology will provide significant opportunities to develop new treatments for rare diseases, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, our ability to achieve profitability on a sustained basis or at all, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

The response to this Item is submitted as a separate section of this report. See page 18.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc. (“Abeona” or the “Company”) is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AA9 NAGLU) and ABO-102 (scAAV9 SGHG), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB) in collaboration with patient advocate groups, researchers and clinicians, anticipated to commence clinical trials in 2015. We are also developing ABO-201 (scAAV9 CLN3) gene therapy for juvenile Batten disease (JBD); and ABO-301 (AAV LK19 FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Recent Developments

On July 31, 2015 we closed an upsized $15.5 million direct placement of registered common stock with institutional investors, including Soros Fund Management and Perceptive Life Science Fund, and two members of our Board of Directors. The financing was comprised of 2.83 million shares of our common stock at a price of $5.50 per share.

During the second quarter we received additional financing of $4.6 million through warrant exercises of our $5.00 warrants.

On June 19, 2015 we announced we changed our name to Abeona Therapeutics Inc. from PlasmaTech Biopharmaceuticals, Inc.

On June 15, 2015 we licensed exclusive worldwide rights to an AAV gene therapy and intellectual property from the University of Minnesota to treat patients with Fanconi anemia (FA) disorder and other rare blood diseases using the CRISPR/cas9 technology platform for undisclosed terms.

On June 8, 2015 we licensed exclusive worldwide rights to an AAV gene therapy and intellectual property for the treatment of juvenile Batten disease (JBD) from UNeMed Corporation, the technology transfer and commercialization office for the University of Nebraska Medical Center in Omaha, Nebraska for undisclosed terms.

On May 11, 2015 we closed a $10 million private placement of common stock consisting of 1,250,000 shares of our common stock, at a price of $8.00 per share, and warrants to purchase 625,000 shares of our common stock with an exercise price of $10 per share.

On May 15, 2015 the Company completed its acquisition of Abeona Therapeutics LLC, an Ohio limited liability company (“Abeona Ohio”) pursuant to the terms of an Agreement and Plan of Merger dated May 5, 2015 (the “Merger”). In connection with the Merger, the Company agreed to issue to Abeona Ohio members an aggregate of 3,979,761 of our common stock and, there may be up to an additional $9 million in performance milestones, in common stock or cash, at the Company’s option payable to Abeona Ohio members.

On April 23, 2015 we closed an upsized $7 million private placement of common stock consisting of 2,333,333 shares of our common stock, at a price of $3.00 per share.

On April 7, 2015 we announced we had appointed Charlie Strange, M.D. to our Scientific Advisory Board (SAB). Dr. Strange is a key opinion leader in the Alpha-1 community, and has extensive clinical experience in designing and managing Alpha-1 clinical studies. We believe his advice and counsel will help accelerate development and approval of our proprietary SDF Alpha™ biologic drug.

Product Development Strategy

Abeona is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the United States. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have one. While rare diseases can affect any age group, about 50% of people affected are children (15 million); and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment—over 95% of rare diseases do not have a single FDA or EMA approved drug treatment. However, most rare diseases are often caused by changes in genes—80% are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases. Below is the status of our various products and product candidates.

Indication
Preclinical
Research
Clinical
Marketed
AAV (adeno-associated virus) Gene Therapy
ABO-101 (scAAV9 NAGLU)
Sanfilipo syndrome Type B (mucopolysaccharidosis (MPS) III)
ABO-102 (scAAV9 SGSH)
Sanfilipo syndrome Type A (mucopolysaccharidosis (MPS) III)
ABO-201 (scAAV CLN3)
Juvenile Batten disease (JBD)
ABO-201 (AAV LK19 FANCC)
Fanconi anemia (FA)
CRISPR-Cas9 AAV
Rare blood diseases TBD
SDF™(Salt Diafiltration Process)
SDF Alpha™(alpha-1 protease inhibitor)
Panacinar emphysema or COPD
SDF IVIG™(intravenous immunoglobulin)
Autoimmune, infectious, and idiopathic diseases
PHT™(Polymer Hydrogel Technology)
MuGard™
Mucositis, stomatitis, aphthous ulcers, and traumatic ulcers
ProctiGard™
Rectal mucositis and radiation proctitis
Current
Planned

Developing Next Generation Gene Therapy

Gene therapy is the use of DNA as a potential therapy to treat a disease. In many disorders, particularly genetic diseases caused by a single genetic defect, gene therapy aims to treat a disease by delivering the correct copy of DNA into a patient's cells. The healthy, functional copy of the therapeutic gene then helps the cell function correctly. In gene therapy, DNA that encodes a therapeutic protein is packaged within a "vector", often a “naked” virus, which is used to transfer the DNA to the inside of cells within the body. Gene therapy can be delivered by a direct injection, either intravenously (IV) or directly into a specific tissue in the body, where it is taken up by individual cells. Once inside cells, the correct DNA becomes expressed by the cell machinery, resulting in the production of therapeutic protein, which in turn treats the patient's disease and can provide long-term benefit.

Abeona is developing next generation adeno-associated virus (AAV) gene therapies. Viruses such as AAV are utilized because they have evolved a way of encapsulating and delivering one or more genes of the size needed for clinical application, and can be purified in large quantities at high concentration. Unlike AAV vectors found in nature, the AAV vectors used by Abeona have been genetically-modified such that they do not replicate. Although the preclinical studies in animal models of disease demonstrate the promising impact of AAV-mediated gene expression to affected tissues such as the heart, liver and muscle, our programs use a specific virus that is capable of delivering therapeutic DNA across the blood brain barrier and into the central nervous system (CNS) and the somatic system (body), making them attractive for addressing lysosomal storage diseases which have severe CNS manifestations of the disease.

Lysosomal storage diseases (LSD) are a group of rare inborn errors of metabolism resulting from deficiency in normal lysosomal function. These diseases are characterized by progressive accumulation of storage material within the lysosomes of affected cells, ultimately leading to cellular dysfunction. Multiple tissues ranging from musculoskeletal and visceral to tissues of the central nervous system are typically involved in disease pathology. Since the advent of enzyme replacement therapy (ERT) to manage some LSDs, general clinical outcomes have significantly improved; however, treatment with infused protein is lifelong and continued disease progression is still evident in patients. Thus, AAV-based gene therapy may provide a viable alternative or adjunctive therapy to current management strategies for LSDs.

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) IIIA and IIIB. Also known as Sanfilippo syndromes type A and type B, MPS III is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. Delivered via a single injection, the drug is only given once.

ABO-101 for MPS III B and ABO-102 for MPS III A (Sanfilippo syndrome)

Mucopolysaccharidosis (MPS) type III (Sanfilippo syndrome) is a group of four inherited genetic diseases, described as type A, B, C or D, which cause enzyme deficiencies that result in the abnormal accumulation of glycosaminoglycans (sugars) in body tissues. MPS III is a lysosomal storage disease, a group of rare inborn errors of metabolism resulting from deficiency in normal lysosomal function. The incidence of MPS III (all four types combined) is estimated to be 1 in 70,000 births.

Mucopolysaccharides are long chains of sugar molecule used in the building of connective tissues in the body. There is a continuous process in the body of replacing used materials and breaking them down for disposal. Children with MPS III are missing an enzyme which is essential in breaking down the used mucopolysaccharides called heparan sulfate. The partially broken down mucopolysaccharides remain stored in cells in the body causing progressive damage. Babies may show little sign of the disease, but as more and more cells become damaged, symptoms start to appear.

In MPS III, the predominant symptoms occur due to accumulation within the central nervous system (CNS), including the brain and spinal cord, resulting in cognitive decline, motor dysfunction, and eventual death. To date, there is no cure for MPS III and treatments are largely supportive.

Abeona is developing next generation adeno-associated viral (AAV)-based gene therapies for MPS III (Sanfilippo syndrome), which involves a one-time delivery of a normal copy of the defective gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause the disease.

After a single dose in Sanfilippo preclinical models, ABO-101 and ABO-102 induced cells in the CNS and peripheral organs to produce the missing enzymes which helped repair the damage caused to the cells. Preclinical in vivo efficacy studies in Sanfilippo syndrome have demonstrated functional benefits that remain for months after treatment. A single dose of ABO-101 or ABO-102 significantly restored normal cell and organ function, corrected cognitive defects that remained months after drug administration, increased neuromuscular control and increased the lifespan of animals with MPS III over 100% one year after treatment compared to untreated control animals. These results are consistent with studies from several laboratories suggesting AAV treatment could potentially benefit patients with Sanfilippo Syndrome Type A and B. In addition, safety studies conducted in animal models of Sanfilippo syndromes have demonstrated that delivery of AB0-101 or AB0-102 are well tolerated with minimal side effects.

ABO-201 for Juvenile Batten Disease (JBD)

ABO-201 (scAAV9 CLN3) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective CLN3 gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause juvenile Batten disease. Juvenile Batten disease (JBD) is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins in children between 4 and 8 years of age. Often the first noticeable sign of JBD is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience the loss of previously acquired skills (developmental regression). This progression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid- to late childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Life expectancy is greatly reduced. Most people with juvenile Batten disease live into their twenties or thirties. As yet, no specific treatment is known that can halt or reverse the symptoms of juvenile Batten disease.

Juvenile Batten disease is the most common form of a group of disorders known as neuronal ceroid lipofuscinoses (NCLs). Collectively, all forms of NCL affect an estimated 2 to 4 in 100,000 live births in the United States. NCLs are more common in Finland, where approximately 1 in 12,500 individuals are affected; as well as Sweden, other parts of northern Europe, and Newfoundland, Canada.

Most cases of juvenile Batten disease are caused by mutations in the CLN3 gene, which is the focus of our AAV-based gene therapy approach. These mutations disrupt the function of cellular structures called lysosomes. Lysosomes are compartments in the cell that normally digest and recycle different types of molecules. Lysosome malfunction leads to a buildup of fatty substances called lipopigments and proteins within these cell structures. These accumulations occur in cells throughout the body, but neurons in the brain seem to be particularly vulnerable to damage. The progressive death of cells, especially in the brain, leads to vision loss, seizures, and intellectual decline in children with juvenile Batten disease.

ABO-301 for Fanconi Anemia (FA)

ABO-301 (AAV LK19 FANCC) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective gene to cells of the hematopoietic or blood system with the aim of reversing the effects of the genetic errors that cause juvenile Batten disease. Fanconi anemia (FA) is a rare (1 in 160,000) pediatric, autosomal recessive (inherited) disease characterized by multiple physical abnormalities, organ defects, bone marrow failure, and a higher than normal risk of cancer. The average lifespan for people with FA is 20 to 30 years.

The major function of bone marrow is to produce new blood cells. In FA, a DNA mutation renders the FANCC gene nonfunctional. Loss of FANCC causes patient skeletal abnormalities and leads to bone marrow failure. Fanconi Anemia patients also have much higher rates of hematological diseases, such as acute myeloid leukemia (AML) or tumors of the head, neck, skin, gastrointestinal system, or genital tract. The likelihood of developing one of these cancers in people with Fanconi anemia is between 10 and 30 percent. Aside from bone marrow transplantation (BMT) there are no specific treatments known that can halt or reverse the symptoms of FA. Reparing fibroblast cells in FA patients with a functional FANCC gene is the focus of our AAV-based gene therapy approach.

Using a novel CRISPR (clustered, regularly interspaced short palindromic repeats)-Cas9 (CRISPR associated protein 9) system, researchers used a protein-RNA complex composed of an enzyme known as Cas9 bound to a guide RNA molecule that has been designed to recognize a particular DNA sequence. The RNA molecules guide the Cas9 complex to the location in the genome that requires repair. CRISPR-Cas9 uniquely enables surgically efficient knock-out, knock-down or selective editing of defective genes in the context of their natural promoters, unlocking the potential to treat both recessive and dominant forms of genetic diseases. Most importantly, this approach has the potential to allow more precise gene modification.

Plasma-based Therapeutics using the SDF™ technology platform

Abeona’s proprietary Salt Diafiltration Process™ (SDF) focuses on ethanol-free extraction of therapeutic biologics from human plasma. Plasma biologics are biopharmaceutical proteins extracted, purified, and formulated from human blood plasma by the use of biotechnological processing techniques including precipitation, diafiltration, affinity chromatography, and ion-exchange chromatography. These products are rendered virus-safe by means of chemical treatment, nanofiltration, and pasteurization. Plasma biologics primarily address indications arising from genetic deficiencies, which are increasingly being identified by means of newly available rapid and low-cost diagnostic genetic tests. Examples of plasma biologics include Alpha-1 Antitrypsin (also known as alpha-1 proteinase inhibitor, A1PI), Intravenous Immune Globulin (IVIG), Anti-Hemophilic Factor VIII (AHF) and Albumin.

Plasma biologics are currently obtained from human plasma by a fractionation process known as the Cohn Cold Ethanol Fractionation Process (Cohn Process), which was developed prior to World War II to provide a stable solution of human albumin for the rapid treatment of hemorrhagic shock on the battlefield. This process employs various concentrations of ethanol combined with adjustments of pH, ionic strength, and temperature to bring about the necessary separations by precipitation. Ethanol can inactivate many of the plasma proteins.

In contrast to the highly denaturing Cohn Process, Abeona’s patented SDF™ method involves a short two-step, ethanol-free salt precipitation process optimized to extract a wide range of therapeutically useful biologic proteins from human blood plasma. SDF™ enables the production of higher yields of these proteins compared with the Cohn Process.

PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for emphysema or chronic obstructive pulmonary disease (COPD) due to severe congenital deficiency of A1PI (alpha-1-antitrypsin deficiency)

Alpha-1 antitrypsin deficiency is a rare (1 in 1,500 to 3,500) genetic (inherited) autosomal disorder that may cause lung disease from an inability to neutralize the enzyme neutrophil elastase and liver disease from retained misfolded protein. Alpha-1 antitrypsin deficiency occurs worldwide, but its prevalence varies by population. Alpha-1 antitrypsin is also known as alpha-1 proteinase inhibitor (A1PI).

About 10 percent of infants with alpha-1 antitrypsin deficiency develop liver disease, which often causes yellowing of the skin and whites of the eyes (jaundice). Approximately 15 percent of adults with alpha-1 antitrypsin deficiency develop liver damage (cirrhosis) due to the formation of scar tissue in the liver. Signs of cirrhosis include a swollen abdomen, swollen feet or legs, and jaundice. Individuals with alpha-1 antitrypsin deficiency are also at risk of developing a type of liver cancer called hepatocellular carcinoma.

Alpha-1 antitrypsin deficiency is inherited with an autosomal codominant pattern, which means that two different versions of the gene may be active (expressed), and both versions contribute to the genetic trait. The most common version (allele) of the SERPINA1 gene, called M, produces normal levels of alpha-1 antitrypsin. Most people in the general population have two copies of the M allele (MM) in each cell. Other versions of the SERPINA1 gene lead to reduced levels of alpha-1 antitrypsin. For example, the S allele produces moderately low levels of this protein, and the Z allele produces very little alpha-1 antitrypsin. Individuals with two copies of the Z allele (ZZ) in each cell are likely to have alpha-1 antitrypsin deficiency. Those with the SZ combination have an increased risk of developing liver and lung diseases such as chronic obstructive pulmonary disease (COPD).

It is estimated that about 200,000 individuals in the United States and Europe have severe alpha-1 antitrypsin deficiency. However, only about 5% of this number have been diagnosed as symptoms caused by this deficiency are very similar to asthma and chronic obstructive pulmonary disease (COPD) from non-genetic causes. Only about 1–2% of COPD patients have severe alpha-1 antitrypsin deficiency. The Global Initiative for Chronic Obstructive Lung Disease (GOLD) defines COPD as group of airflow-limited diseases including emphysema and chronic bronchitis. While severe alpha-1 antitrypsin deficiency can lead to or exacerbate all forms of COPD, it is considered to be the dominant cause of Panacinar Emphysema, a form of emphysema which causes gradual destruction of all lung aveolii.

PTB-101 SDF Alpha™ (alpha1-proteinase inhibitor) for Alpha-1 Antitrypsin Deficiency (Alpha-1)

Abeona is developing PTB-101 SDF Alpha™ (alpha-1-proteinase inhibitor) for chronic augmentation and maintenance therapy in adults with clinically evident panacinar emphysema and other forms of COPD due to severe deficiency of alpha-1-proteinase inhibitor.

Polymer Hydrogel Technology (PHT™)

MuGard® (mucoadhesive oral wound rinse) approved for mucositis, stomatitis, aphthous ulcers, and traumatic ulcers

MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no other established treatment. MuGard, a proprietary nanopolymer formulation, has received marketing clearance from the FDA in the US as well as Europe, China, Australia, New Zealand and Korea. We launched MuGard in the U.S. in 2010 and licensed MuGard for commercialization in the U.S. to AMAG Pharmaceuticals, Inc. (‘AMAG”) in 2013. We licensed MuGard to RHEI Pharmaceuticals, N.V. (“RHEI”) for China and other Southeast Asian countries in 2010; Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) for South Korea in 2014; and Norgine B.V. (“Norgine”) for the European Union, Switzerland, Norway, Iceland, Lichtenstein, Australia and New Zealand in 2014.

ProctiGard™ (mucoadhesive oral wound rinse) approved for rectal mucositis and radiation proctitis

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended June 30, 2015. As of June 30, 2015, our cash and cash equivalents were $30,410,000.

As of June 30, 2015, our working capital was $29,042,000. Our working capital at June 30, 2015 represented an increase of $20,385,000 as compared to our working capital as of December 31, 2014 of $8,657,000. The net increase in the working capital at June 30, 2015 reflects financings, warrant exercises and the acquisition of Abeona Ohio less six months of net operating costs and changes in current assets and liabilities.

On July 31, 2015 we closed an upsized $15.5 million direct placement of registered common stock with institutional investors, including Soros Fund Management and Perceptive Life Science Fund, and two members of our Board of Directors. The financing was comprised of 2.83 million shares of our common stock at a price of $5.50 per share.

If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2015 of $302,187,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

SECOND QUARTER 2015 COMPARED TO SECOND QUARTER 2014

Our licensing revenue for the second quarter of 2015 and 2014 was $150,000 for each period. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $132,000 for second quarter of 2015 and $97,000 for the same period of 2014, an increase of $35,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the second quarter of 2015 was $610,000, as compared to $81,000 for the same period of 2014, an increase of $529,000. The increase in expenses was primarily due to:

•	increased development work on our new product A1PI ($352,000);
•	increased salary and related costs ($76,000) from the rehiring of scientific staff;
•	increased stock based compensation expense ($56,000); and
•	other net decreases in research spending ($45,000).

Total general and administrative expenses were $3,667,000 for the second quarter of 2015, as compared to $868,000 for the same period of 2014, an increase of $2,799,000. The increase in expenses was due primarily to the following:

•	increase stock based compensation expense for granted restricted stock ($1,038,000) and granted stock options ($534,000);
•	increased salary and related costs ($296,000) from hiring additional general and administrative staff;
•	increased legal fees ($447,000);
•	increased expense for new licenses ($152,000);
•	increased investor relations expenses ($150,000); and
•	other net increases in general and administrative expenses ($182,000).

Depreciation and amortization was $132,000 for the second quarter of 2015 as compared to $1,000 for the same period in 2014, an increase of $131,000. We are amortizing the license over the life of the patents.

Total operating expenses for the second quarter of 2015 were $4,409,000 as compared to total operating expenses of $950,000 for the same period of 2014, an increase of $3,459,000 for the reasons listed above.

Interest and miscellaneous income was $16,000 for the second quarter of 2015 as compared to $26,000 for the same period of 2014, a decrease of $10,000.

Interest and other expense was $2,000 for the second quarter of 2015 as compared to $137,000 in the same period of 2014, a decrease of $135,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a loss for the derivative liability related to preferred stock of $11,693,000 for the second quarter of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $726,000 were accrued for the second quarter of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the second quarter of 2015 was $4,113,000, or a $0.16 basic and diluted loss per common share as compared to a net loss of $13,233,000, or a $25.26 basic and diluted loss per common share, for the same period in 2014, an decreased loss of $9,120,000.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Our licensing revenue for the first six months of 2015 was $301,000 and $296,000 for the same period of 2014. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $239,000 for first six months of 2015 as compared to $159,000 for the same period of 2014, an increase of $80,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first six months of 2015 was $1,063,000, as compared to $225,000 for the same period of 2014, an increase of $838,000. The increase in research and development expenses was primarily due to:

•	increased development work on our new product A1PI ($620,000);
•	increased salary and related costs ($175,000) from increased scientific staff; and
•	increased scientific consulting expense ($43,000).

Total general and administrative expenses were $5,356,000 for the first six months of 2015, as compared to $2,260,000 for the same period of 2014, an increase of $3,096,000. The increase in expenses was due primarily to the following:

•	increase stock based compensation expense for granted restricted stock ($1,038,000);
•	increased legal fees ($695,000);
•	increased salary and related costs ($640,000) from hiring additional general and administrative staff;
•	increased investor relations expenses ($385,000);
•	increased director fees ($190,000); and
•	net increase other general and administrative expenses ($148,000).

Depreciation and amortization was $250,000 for the first six months of 2015 as compared to $1,000 for the same period in 2014. We have acquired new licenses and fixed assets in 2015.

Total operating expenses for the first six months of 2015 were $6,669,000 as compared to total operating expenses of $2,486,000 for the same period of 2014, an increase of $4,183,000 for the reasons listed above.

Interest and miscellaneous income was $19,000 for the first six months of 2015 as compared to $34,000 for the same period of 2014, a decrease of $15,000.

Interest and other expense was $3,000 for the first six months of 2015 as compared to $259,000 in the same period of 2014, a decrease of $256,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a loss for the derivative liability related to preferred stock of $11,110,000 for the first six months of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $1,451,000 were accrued for the first six months of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the first six months of 2015 was $6,113,000, or a $0.27 basic and diluted loss per common share as compared to a net loss of $14,817,000, or a $28.46 basic and diluted loss per common share, for the same period in 2014, a decreased loss of $8,704,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Vice President Finance (our principal accounting officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

As of the date of this Quarterly Report on Form 10-Q, we have not remediated such material weakness and, as a result, our Executive Chairman and Vice President Finance, have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q and, as such, our disclosure controls and procedures were not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Abeona, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of Abeona, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Abeona Defendants’’). With respect to the Abeona Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Abeona Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the Abeona Defendants. On February 4, 2013, the Abeona Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Abeona Defendants’ motions to dismiss and entered judgment in favor of the Abeona Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the Abeona Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the Abeona Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the Abeona Defendants, but eliminates all causes of action against the Abeona Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the Abeona Defendants. On March 20, 2015, the Abeona Defendants filed a motion to dismiss the Second Amended Complaint. The Abeona Defendants’ motion to dismiss is fully briefed, and oral argument on the motion is scheduled for September 30, 2015. We intend to continue contesting the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 23, 2015 we closed a $7 million private placement of common stock consisting of 2,333,333 shares of common stock, at a price of $3.00 per share. The issuance of shares of our common stock was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

On May 11, 2015, we closed a $10 million private placement of common stock consisting of 1,250,000 shares of common stock, at a price of $8.00 per share, and warrants to purchase 625,000 shares of common stock. The warrants have an exercise price of $10.00 per share and are exercisable for 30 months following the closing date. In connection with the private placement, the placement agent received warrants to purchase 50,000 shares of common stock at $11.00 per share and which are exercisable for five years from the closing date. The issuance of shares of our common stock and warrants to purchase shares of our common stock was made pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

On May 15, 2015, we closed our acquisition of Abeona Ohio. In connection with the closing, we issued a total of 3,979,761 shares of common stock to Abeona Ohio members.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6.          EXHIBITS.

Exhibits:
3.1	Certificate of Amendment of Certificate of Incorporation filed June 19, 2015 (Incorporated by Reference to Exhibit 3.1 to our Form 8-K filed June 22, 2015)

4.1***	2015 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

10.1	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, Plasmatech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative

10.2	Letter Agreement, dated July 31, 2015, by and among the Company, Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 31, 2015)

10.3	Form of Purchase Agreement, dated July 27, 2015 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2015)

10.4	Form of Common Stock Purchase Agreement, dated April 1, 2015.

10.5	Form of Securities Purchase Agreement dated May 6, 2015.

31.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

*** Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: August 14, 2015	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,410,000	$11,520,000
Receivables	330,000	35,000
Prepaid expenses and other current assets	222,000	-
Total current assets	30,962,000	11,555,000
Property and equipment, net	66,000	4,000
Licensed technology, net	6,900,000	4,991,000
Goodwill	38,955,000	-
Other assets	42,000	32,000
Total assets	$76,925,000	$16,582,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,318,000	$1,896,000
Short-term notes payable	-	400,000
Current portion of deferred revenue	602,000	602,000
Total current liabilities	1,920,000	2,898,000
Contingent consideration liability	6,489,000	-
Payable due Licensor	4,000,000	4,000,000
Long-term deferred revenue	4,567,000	4,868,000
Total liabilities	16,976,000	11,766,000
Commitments and contingencies
Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 29,861,515 at June 30, 2015 and 19,960,801 at December 31, 2014	299,000	200,000
Additional paid-in capital	361,837,000	300,690,000
Accumulated deficit	(302,187,000)	(296,074,000)
Total stockholders' equity	59,949,000	4,816,000
Total liabilities and stockholders' equity	$76,925,000	$16,582,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
License revenues	$150,000	$150,000	$301,000	$296,000
Royalties	132,000	97,000	239,000	159,000
Total revenues	282,000	247,000	540,000	455,000

Expenses
Research and development	610,000	81,000	1,063,000	225,000
General and administrative	3,667,000	868,000	5,356,000	2,260,000
Depreciation and amortization	132,000	1,000	250,000	1,000
Total expenses	4,409,000	950,000	6,669,000	2,486,000

Loss from operations	(4,127,000)	(703,000)	(6,129,000)	(2,031,000)

Interest and miscellaneous income	16,000	26,000	19,000	34,000
Interest and other expense	(2,000)	(137,000)	(3,000)	(259,000)
Loss on change in fair value of derivative - preferred stock	-	(11,693,000)	-	(11,110,000)
	14,000	(11,804,000)	16,000	(11,335,000)
Net loss	(4,113,000)	(12,507,000)	(6,113,000)	(13,366,000)

Less preferred stock dividends	-	726,000	-	1,451,000
Net loss allocable to common stockholders	$(4,113,000)	$(13,233,000)	$(6,113,000)	$(14,817,000)

Basic and diluted loss per common share	$(0.16)	$(25.26)	$(0.27)	$(28.46)

Weighted average number of common shares outstanding	25,695,973	523,826	22,855,642	520,700

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance December 31, 2014	19,960,801	$200,000	$300,690,000	$(296,074,000)	$4,816,000

Common stock issued to employees	10,000	-	32,000	-	32,000
Common stock issued for services	28,000	-	87,000	-	87,000
Stock option compensation expense	-	-	224,000	-	224,000
Net loss	-	-	-	(2,000,000)	(2,000,000)
Balance March 31, 2015	19,998,801	$200,000	$301,033,000	$(298,074,000)	$3,159,000

Restricted common stock issued to employees	1,350,000	13,000	1,023,000	-	1,036,000
Common stock issued for services	22,500	-	75,000	-	75,000
Exercise of $5.00 warrants	927,119	9,000	4,626,000	-	4,635,000
Common stock issued for $5.00 share net of costs	2,333,334	24,000	6,977,000	-	7,001,000
Common stock issued for $8.00 share net of costs	1,250,000	13,000	8,992,000	-	9,005,000
Common stock issued to Abeona Ohio holders	3,979,761	40,000	38,207,000	-	38,247,000
Stock option compensation expense	-	-	904,000	-	904,000
Net loss	-	-	-	(4,113,000)	(4,113,000)
Balance June 30, 2015	29,861,515	$299,000	$361,837,000	$(302,187,000)	$59,949,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,113,000)	$(13,366,000)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on change in fair value of derivative – preferred stock	-	11,110,000
Depreciation and amortization	250,000	1,000
Stock option compensation expense	1,128,000	987,000
Stock issued to directors, employees and consultants	1,068,000	-
Stock issued for services	162,000	207,000
Change in operating assets and liabilities:
Receivables	(294,000)	16,000
Prepaid expenses and other current assets	(194,000)	(13,000)
Other assets	(9,000)	-
Accounts payable and accrued expenses	(731,000)	477,000
Interest payable on dividends	-	259,000
Deferred revenue	(301,000)	(47,000)
Net cash used in operating activities	(5,034,000)	(369,000)

Cash flows from financing activities:
Capital expenditures	(14,000)	-
Net cash used in investing activities	(14,000)	-

Cash flows from financing activities:
Proceeds from $3.00 common stock issuances net of costs	7,001,000	-
Proceeds from $8.00 common stock issuances net of costs	9,005,000	-
Proceeds from exercise of $5.00 warrants	4,635,000	-
Cash from Abeona Ohio	3,697,000
Payment of short-term debt	(400,000)	-
Net cash provided by financing activities	23,938,000	-

Net increase (decrease) in cash and cash equivalents	18,890,000	(369,000)
Cash and cash equivalents at beginning of period	11,520,000	424,000
Cash and cash equivalents at end of period	$30,410,000	$55,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued to holders of Abeona Ohio for acquisition	$31,758,000	$-
Contingent milestones to Abeona Ohio members	6,489,000
Licensed technology from Abeona Ohio	2,156,000
Preferred stock dividends in dividends payable	-	1,451,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2015 and 2014

(unaudited)

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AA9 NAGLU) and ABO-102 (scAAV9 SGHG), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB) in collaboration with patient advocate groups, researchers and clinicians, anticipated to commence clinical trials in 2015. We are also developing ABO-201 (scAAV9 CLN3) gene therapy for juvenile Batten disease (JBD); and ABO-301 (AAV LK19 FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process. Our efforts have been principally devoted to research and development, resulting in significant losses.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2014 contains financial information taken from the audited Abeona financial statements as of that date.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the June 30, 2015 presentation.

On June 19, 2015 we changed our name from PlasmaTech Biopharmaceuticals, Inc. to Abeona Therapeutics Inc.

(2)         Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets

Licensed technology	$7,156	$256	$5,000	$9

Amortization expense related to intangible assets totaled $116,000 and $232,000 for the three and six months ended June 30, 2015, respectively, and totaled $0 for the three and six months ended June 30, 2014. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2015 is as follows (in thousands):

2015	$291
2016	582
2017	582
2018	582
2019	582
over 5 years	4,281

Total	$6,900

(3)         Stock Based Compensation

For the three and six months ended June 30, 2015, we recognized stock-based compensation expense of $904,000 and $1,128,000, respectively. For the three and six months ended March 31, 2014 we recognized stock-based compensation expense of $192,000 and $987,000, respectively.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$86,000	$18,000	$104,000	$95,000
Selling, general and administrative	818,000	174,000	1,024,000	892,000
Stock-based compensation expense included in operating expense	$904,000	$192,000	$1,128,000	$987,000

For the three and six months ended June 30, 2015 we granted 1,695,000 and 1,815,000 stock options, respectively, and for the three and six months ended June 30, 2014 we granted no stock options.

For the three and six months ended June 30, 2015 we granted 1,350,000 and 1,360,000 shares of our common stock to directors and employees. For the three and six months ended June 30, 2014 we granted no shares of our common stock to directors and employees.

(4)	Litigation

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Abeona, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of Abeona, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Abeona Defendants’’). With respect to the Abeona Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Abeona Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the Abeona Defendants. On February 4, 2013, the Abeona Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Abeona Defendants’ motions to dismiss and entered judgment in favor of the Abeona Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the Abeona Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the Abeona Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the Abeona Defendants, but eliminates all causes of action against the Abeona Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the Abeona Defendants. On March 20, 2015, the Abeona Defendants filed a motion to dismiss the Second Amended Complaint. The Abeona Defendants’ motion to dismiss is fully briefed, and oral argument on the motion is scheduled for September 30, 2015. We intend to continue contesting the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

(5)	Abeona Therapeutics LLC Acquisition

On May 15, 2015, we agreed to issue an aggregate of 3,979,761 unregistered shares of our common stock to the members of Abeona Therapeutics LLC (Abeona Ohio). Abeona Ohio’s principal activities were focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. Abeona Ohio's lead program is ABO-101 (AA9 NAGLU) and ABO-102 (scAAV9 SGHG), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB) in collaboration with patient advocate groups, researchers and clinicians, anticipated to commence clinical trials in 2015.

The initial consideration of $31,758,000 was calculated using the Company’s stock price on date of the closing, May 15, 2015 of $7.98 times the number of the Company shares (3,979,761) issued to Abeona Ohio members.

There is a contingent valuation on three milestones. Per the merger agreement with Abeona Ohio each milestone would consist of either cash, our stock or a combination of both, at the Company’s election, equivalent to a stated dollar amount. The fair value of the probability of achieving all three milestones is estimated at $6,489,000.

The following preliminary purchase price allocation is based on information we have to date and is unaudited.

Total purchase price
Initial consideration	$31,758,000
Contingent consideration	6,489,000
Total purchase price	$38,247,000

Allocation of the purchase price
Cash	$3,697,000
Accounts receivable	1,000
Prepaid expenses	28,000
Property and equipment	51,000
Other assets	1,000
Accounts payable	(153,000)
Total tangible assets	3,625,000

Licensing agreement	2,156,000
Goodwill	38,955,000
Contingent consideration liability	(6,489,000)

Total net asset value	$38,247,000

In connection with the acquisition $375,000 in merger costs were expensed.

(6)	Subsequent Events

On July 31, 2015 we closed an upsized $15.5 million direct placement of registered common stock with institutional investors, including Soros Fund Management and Perceptive Life Science Fund, and two members of the Board of Directors. The financing is comprised of 2.83 million shares of common stock at a price of $5.50 per share.