Form 10-Q/A
period 2015-06-30
ABEONA THERAPEUTICS INC.
filed 2015-08-14
CIK 318306

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6.          EXHIBITS.

Exhibits:
3.1	Certificate of Amendment of Certificate of Incorporation filed June 19, 2015 (Incorporated by Reference to Exhibit 3.1 to our Form 8-K filed June 22, 2015)

4.1**	2015 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

10.1	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, Plasmatech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative

10.2	Letter Agreement, dated July 31, 2015, by and among the Company, Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 31, 2015)

10.3	Form of Purchase Agreement, dated July 27, 2015 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2015)

10.4	Form of Common Stock Purchase Agreement, dated April 1, 2015.

10.5	Form of Securities Purchase Agreement dated May 6, 2015.

31.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

** Management contract or compensatory plan.

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

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance December 31, 2014	19,960,801	$200,000	$300,690,000	$(296,074,000)	$4,816,000

Common stock issued to employees	10,000	-	32,000	-	32,000
Common stock issued for services	28,000	-	87,000	-	87,000
Stock option compensation expense	-	-	224,000	-	224,000
Net loss	-	-	-	(2,000,000)	(2,000,000)
Balance March 31, 2015	19,998,801	$200,000	$301,033,000	$(298,074,000)	$3,159,000

Restricted common stock issued to employees	1,350,000	13,000	1,023,000	-	1,036,000
Common stock issued for services	22,500	-	75,000	-	75,000
Exercise of $5.00 warrants	927,119	9,000	4,626,000	-	4,635,000
Common stock issued for $3.00 share net of costs	2,333,334	24,000	6,977,000	-	7,001,000
Common stock issued for $8.00 share net of costs	1,250,000	13,000	8,992,000	-	9,005,000
Common stock issued to Abeona Ohio holders	3,979,761	40,000	38,207,000	-	38,247,000
Stock option compensation expense	-	-	904,000	-	904,000
Net loss	-	-	-	(4,113,000)	(4,113,000)
Balance June 30, 2015	29,861,515	$299,000	$361,837,000	$(302,187,000)	$59,949,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,113,000)	$(13,366,000)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on change in fair value of derivative – preferred stock	-	11,110,000
Depreciation and amortization	250,000	1,000
Stock option compensation expense	1,128,000	987,000
Stock issued to directors, employees and consultants	1,068,000	-
Stock issued for services	162,000	207,000
Change in operating assets and liabilities:
Receivables	(294,000)	16,000
Prepaid expenses and other current assets	(194,000)	(13,000)
Other assets	(9,000)	-
Accounts payable and accrued expenses	(731,000)	477,000
Interest payable on dividends	-	259,000
Deferred revenue	(301,000)	(47,000)
Net cash used in operating activities	(5,034,000)	(369,000)

Cash flows from investing activities:
Capital expenditures	(14,000)	-
Cash from Abeona Ohio	3,697,000	-
Net cash provided by investing activities	3,683,000	-

Cash flows from financing activities:
Proceeds from $3.00 common stock issuances net of costs	7,001,000	-
Proceeds from $8.00 common stock issuances net of costs	9,005,000	-
Proceeds from exercise of $5.00 warrants	4,635,000	-
Payment of short-term debt	(400,000)	-
Net cash provided by financing activities	20,241,000	-

Net increase (decrease) in cash and cash equivalents	18,890,000	(369,000)
Cash and cash equivalents at beginning of period	11,520,000	424,000
Cash and cash equivalents at end of period	$30,410,000	$55,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued to holders of Abeona Ohio for acquisition	$31,758,000	$-
Contingent milestones to Abeona Ohio members	6,489,000
Licensed technology from Abeona Ohio	2,156,000
Preferred stock dividends in dividends payable	-	1,451,000

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

For the three and six months ended June 30, 2015 we granted 1,695,000 and 1,815,000 stock options, respectively, and for the three and six months ended June 30, 2014 we granted 210,000 and 210,000 stock options.

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