Form 10-Q
period 2015-09-30
ABEONA THERAPEUTICS INC.
filed 2015-11-16
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of November 16, 2015 was 32,732,783 shares.

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

OVERVIEW

Abeona Therapeutics Inc. (“Abeona” or the “Company”) is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AAV9 NAGLU) and ABO-102 (scAAV9 SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIB and IIIA, respectively). We are also developing ABO-201 (scAAV9 CLN3) gene therapy for juvenile Batten disease (JBD); and ABO-301 (AAV FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Recent Developments

On October 6, 2015 we announced a license with Stanford University for AAV LK19, a therapeutic gene delivery vector for the treatment of Fanconi anemia (FA) and rare blood disease platform. The license augments a previously announced license agreement with the University of Minnesota for ABO-301 (AAV-FANCC) to treat patients with FA disorder and other rare blood diseases.

On July 31, 2015 we closed a $15.5 million direct placement of registered common stock with institutional investors, including Soros Fund Management and Perceptive Life Science Fund, and two members of the Board of Directors. The financing was comprised of 2.83 million shares of our common stock at a price of $5.50 per share.

On July 7, 2015 we announced preliminary results of our SDF plasma protein programs, confirming that multiple batches of our two-step salt precipitation process yields resultant fractions with significantly enhanced levels of alpha-1 protease inhibitor and immunoglobulins (IVIG) relative to the industry-standard Cohn process.

On July 1, 2015 we announced additional financing of $4.6 million through warrant exercises of out $5.00 warrants.

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

Developing Next Generation Gene Therapy

Gene therapy is the use of DNA as a potential therapy to treat a disease. In many disorders, particularly genetic diseases caused by a single genetic defect, gene therapy aims to treat a disease by delivering the correct copy of DNA into a patient's cells. The healthy, functional copy of the therapeutic gene then helps the cell function correctly. In gene therapy, DNA that encodes a therapeutic protein is packaged within a "vector", often a “naked” virus, which is used to transfer the DNA to the inside of cells within the body. Gene therapy can be delivered by a direct injection, either intravenously (IV) or directly into a specific tissue in the body, where it is taken up by individual cells. Once inside cells, the correct DNA is expressed by the cell machinery, resulting in the production of missing or defective protein, which in turn is proposed to treat the patient's underlying disease and can provide long-term benefit.

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

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) IIIA and IIIB. Also known as Sanfilippo syndromes type A and type B, MPS III is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. ABO-201 is a similar product, using an AAV9 to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single injection, these drugs are only given once.

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

Mucopolysaccharides are long chains of sugar molecules used in the building of connective tissues in the body. There is a continuous process in the body of replacing used materials and breaking them down for disposal. Children with MPS III are missing an enzyme called heparan sulfate which is essential in breaking down the used mucopolysaccharides. The partially broken down mucopolysaccharides remain stored in cells in the body causing progressive damage. Babies may show little sign of the disease, but as more and more cells become damaged, symptoms start to appear.

In MPS III, the predominant symptoms occur due to accumulation within the central nervous system (CNS), including the brain and spinal cord, resulting in cognitive decline, motor dysfunction, and eventual death. To date, there is no cure for MPS III and treatments are largely supportive.

Abeona is developing next generation AAV-based gene therapies for MPS III (Sanfilippo syndrome), which involves a one-time delivery of a normal copy of the defective gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause the disease.

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

ABO-201 for Juvenile Batten Disease (JBD)

ABO-201 (scAAV9 CLN3) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective CLN3 gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause juvenile Batten disease. Juvenile Batten disease (JBD) is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins in children between 4 and 8 years of age. Often the first noticeable sign of JBD is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience the loss of previously acquired skills (developmental regression). This progression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid- to late childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Life expectancy is greatly reduced. Most people with juvenile Batten disease live into their twenties or thirties. As yet, no specific treatment is known that can halt or reverse the symptoms of JBD disease.

JBD disease is the most common form of a group of disorders known as neuronal ceroid lipofuscinoses (NCLs). Collectively, all forms of NCL affect an estimated 2 to 4 in 100,000 live births in the United States. NCLs are more common in Finland, where approximately 1 in 12,500 individuals are affected; as well as Sweden, other parts of northern Europe, and Newfoundland, Canada.

Most cases of JBD disease are caused by mutations in the CLN3 gene, which is the focus of our AAV-based gene therapy approach. These mutations disrupt the function of cellular structures called lysosomes. Lysosomes are compartments in the cell that normally digest and recycle different types of molecules. Lysosome malfunction leads to a buildup of fatty substances called lipopigments and proteins within these cell structures. These accumulations occur in cells throughout the body, but neurons in the brain seem to be particularly vulnerable to damage. The progressive death of cells, especially in the brain, leads to vision loss, seizures, and intellectual decline in children with JBD disease.

ABO-301 for Fanconi Anemia (FA)

ABO-301 (AAV FANCC) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective gene to cells of the hematopoietic or blood system with the aim of reversing the effects of the genetic errors that cause Fanconi anemia (FA). FA is a rare (1 in 160,000) pediatric, autosomal recessive (inherited) disease characterized by multiple physical abnormalities, organ defects, bone marrow failure, and a higher than normal risk of cancer. The average lifespan for people with FA is 20 to 30 years.

The major function of bone marrow is to produce new blood cells. In FA, a DNA mutation renders the FANCC gene nonfunctional. Loss of FANCC causes patient skeletal abnormalities and leads to bone marrow failure. FA patients also have much higher rates of hematological diseases, such as acute myeloid leukemia (AML) or tumors of the head, neck, skin, gastrointestinal system, or genital tract. The likelihood of developing one of these cancers in people with FA is between 10 and 30 percent. Aside from bone marrow transplantation (BMT) there are no specific treatments known that can halt or reverse the symptoms of FA. Reparing fibroblast cells in FA patients with a functional FANCC gene is the focus of our AAV-based gene therapy approach.

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

Polymer Hydrogel Technology (PHT™)

MuGard® (mucoadhesive oral wound rinse) approved for mucositis, stomatitis, aphthous ulcers, and traumatic ulcers

MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no other established treatment. MuGard, a proprietary nanopolymer formulation, has received marketing clearance from the FDA in the US as well as Europe, China, Australia, New Zealand and Korea. We launched MuGard in the U.S. in 2010 and licensed MuGard for commercialization in the U.S. to AMAG Pharmaceuticals, Inc. (AMAG) in 2013. We licensed MuGard to RHEI Pharmaceuticals, N.V. (RHEI) for China and other Southeast Asian countries in 2010; Hanmi Pharmaceutical Co. Ltd. (Hanmi) for South Korea in 2014; and Norgine B.V. (Norgine) for the European Union, Switzerland, Norway, Iceland, Lichtenstein, Australia and New Zealand in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended September 30, 2015. As of September 30, 2015, our cash and cash equivalents were $43,282,000.

As of September 30, 2015, our working capital was $42,120,000. Our working capital at September 30, 2015 represented an increase of $33,463,000 as compared to our working capital as of December 31, 2014 of $8,657,000. The net increase in the working capital at September 30, 2015 reflects financings, warrant exercises and the acquisition of Abeona Therapeutics LLC (Abeona Ohio) less nine months of net operating costs and changes in current assets and liabilities.

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

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2015 of $308,260,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

THIRD QUARTER 2015 COMPARED TO THIRD QUARTER 2014

Our licensing revenue for the third quarter of 2015 and 2014 was $151,000 and $152,000, respectively. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $134,000 for third quarter of 2015 and $84,000 for the same period of 2014, an increase of $50,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the third quarter of 2015 was $1,581,000, as compared to $73,000 for the same period of 2014, an increase of $1,508,000. The increase in expenses was primarily due to:

•	increased development work on our products ($526,000);
•	increased salary and related costs ($338,000) from the hiring of scientific staff;
•	increased stock based compensation expense for granted restricted stock ($213,000) and granted stock options ($317,000); and
•	other net increases in research spending ($114,000).

Total general and administrative expenses were $4,717,000 for the third quarter of 2015, as compared to $795,000 for the same period of 2014, an increase of $3,922,000. The increase in expenses was due primarily to the following:

•	increased stock based compensation expense for granted restricted stock ($1,679,000) and granted stock options ($1,067,000);
•	increased investor relations expenses ($410,000);
•	increased legal and audit fees ($262,000);
•	increased salary and related costs ($202,000) from hiring additional general and administrative staff;
•	increased director fees ($150,000);
•	increased expense for new licenses ($80,000); and
•	other net increases in general and administrative expenses ($72,000).

Depreciation and amortization was $151,000 for the third quarter of 2015 as compared to $1,000 for the same period in 2014, an increase of $150,000. We have acquired new licenses and fixed assets in 2015. We are amortizing the licenses over the life of the patents.

Total operating expenses for the third quarter of 2015 were $6,449,000 as compared to total operating expenses of $869,000 for the same period of 2014, an increase of $5,580,000 for the reasons listed above.

Interest and miscellaneous income was $92,000 for the third quarter of 2015 as compared to $11,000 for the same period of 2014, an increase of $81,000. Miscellaneous income is $52,000 higher in 2015 than for the same period in 2014 due to write-offs of certain accounts payables.

Interest and other expense was $1,000 for the third quarter of 2015 as compared to $147,000 in the same period of 2014, a decrease of $146,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and accrued interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a loss for the derivative liability related to preferred stock of $700,000 for the third quarter of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $740,000 were accrued for the third quarter of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the third quarter of 2015 was $6,073,000, or a $0.19 basic and diluted loss per common share as compared to a net loss of $2,209,000, or a $4.15 basic and diluted loss per common share, for the same period in 2014, an increased loss of $3,864,000.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Our licensing revenue for the first nine months of 2015 was $452,000 and $448,000 for the same period of 2014. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $373,000 for first nine months of 2015 as compared to $243,000 for the same period of 2014, an increase of $130,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first nine months of 2015 was $2,644,000, as compared to $298,000 for the same period of 2014, an increase of $2,346,000. The increase in research and development expenses was primarily due to:

•	increased development work on our products ($1,157,000);
•	increased salary and related costs ($513,000) from increased scientific staff;
•	increased stock based compensation expense for granted restricted stock ($213,000) and granted stock options ($315,000); and
•	other net increases in research spending ($148,000).

Total general and administrative expenses were $10,073,000 for the first nine months of 2015, as compared to $3,055,000 for the same period of 2014, an increase of $7,018,000. The increase in expenses was due primarily to the following:

•	increased stock based compensation expense for granted restricted stock ($2,717,000) and granted options ($1,039,000);
•	increased legal and audit fees ($957,000);
•	increased salary and related costs ($842,000) from hiring additional general and administrative staff;
•	increased investor relations expenses ($761,000);
•	increased director fees ($340,000); and
•	net increase other general and administrative expenses ($362,000).

Depreciation and amortization was $401,000 for the first nine months of 2015 as compared to $2,000 for the same period in 2014. We have acquired new licenses and fixed assets in 2015.

Total operating expenses for the first nine months of 2015 were $13,118,000 as compared to total operating expenses of $3,355,000 for the same period of 2014, an increase of $9,763,000 for the reasons listed above.

Interest and miscellaneous income was $111,000 for the first nine months of 2015 as compared to $45,000 for the same period of 2014, an increase of $66,000. Miscellaneous income is $52,000 higher in 2015 than for the same period in 2014 due to write-offs of certain accounts payables.

Interest and other expense was $4,000 for the first nine months of 2015 as compared to $406,000 in the same period of 2014, a decrease of $402,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and accrued interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a loss for the derivative liability related to preferred stock of $11,810,000 for the first nine months of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $2,191,000 were accrued for the first nine months of 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the first nine months of 2015 was $12,186,000, or a $0.47 basic and diluted loss per common share as compared to a net loss of $17,026,000, or a $32.46 basic and diluted loss per common share, for the same period in 2014, a decreased loss of $4,840,000.

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

Based on our evaluation, our management concluded in our Annual Report on Form 10-K for the year ended December 31, 2014 that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2014 related to the monitoring and review of work performed by our Chief Accounting Officer and our then accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting was carried out by our Chief Accounting Officer. This lack of accounting staff resulted in a lack of segregation of duties. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure

As of the date of this Quarterly Report on Form 10-Q, we are making changes to alleviate such material weakness. As of the end of the period covered by this Quarterly Report on Form 10-Q we have not completed our review that our disclosure controls and procedures were effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

Changes In Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. We hired a Director of Finance and Operations and an Accounting Assistant to segregate duties.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Abeona, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of Abeona, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Abeona Defendants’’). With respect to the Abeona Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Abeona Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the Abeona Defendants. On February 4, 2013, the Abeona Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Abeona Defendants’ motions to dismiss and entered judgment in favor of the Abeona Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the Abeona Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the Abeona Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the Abeona Defendants, but eliminates all causes of action against the Abeona Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the Abeona Defendants. On March 20, 2015, the Abeona Defendants filed a motion to dismiss the Second Amended Complaint. On November 10, 2015, the District Court granted the Abeona Defendant’s motion and dismissed the action in its entirety. On November 11, 2015, Schmidt filed a Notice of Appeal with the District Court. We intend to continue contesting the claims vigorously.

We are not currently subject to any other material pending legal proceedings.

ITEM 1A.	RISK FACTORS

Our products could infringe on the intellectual property rights of others, and we may be required to license technology from third parties in the future in order to market our products.    Companies in the biotechnology and pharmaceutical industries steadfastly pursue and protect intellectual property rights. This can result in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property. Our gene therapy products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. We have or may be required to obtain licenses from other companies to use such proprietary rights.  We may be unable to obtain licenses to use such proprietary rights.  Furthermore, should we violate the terms of a license, that license could be cancelled. Our ability to achieve profitability and positive cash flow may be negatively affected by our inability to procure such a license, the cancellation of any such license, any new license fees arising out of any new license, or any increases in license fees we currently pay.  Periodically companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation and diversion of technical and management personnel, even if the allegations of infringement are unwarranted. In addition, as a result of potential infringement claims, we may be required to obtain one or more licenses from other companies to use the infringed technology, and the license fees we pay may negatively affect our ability to achieve profitability and positive cash flow. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, and our ability to grow revenue and achieve profitability and positive cash flow, could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6.	EXHIBITS.

Exhibits:

10.1**	Employment Agreement dated May 6, 2015 between Registrant and Timothy J. Miller

31.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ABEONA THERAPEUTICS INC.

Date: November 16, 2015	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,282,000	$11,520,000
Receivables	271,000	35,000
Prepaid expenses and other current assets	137,000	-
Total current assets	43,690,000	11,555,000
Property and equipment, net	87,000	4,000
Licensed technology, net	6,755,000	4,991,000
Goodwill	38,955,000	-
Other assets	62,000	32,000
Total assets	$89,549,000	$16,582,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$968,000	$1,896,000
Short-term notes payable	-	400,000
Current portion of deferred revenue	602,000	602,000
Total current liabilities	1,570,000	2,898,000
Contingent consideration liability	6,489,000	-
Payable due Licensor	4,000,000	4,000,000
Long-term deferred revenue	4,417,000	4,868,000
Total liabilities	16,476,000	11,766,000
Commitments and contingencies
Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 32,728,106 at September 30, 2015 and 19,960,801 at December 31, 2014	327,000	200,000
Additional paid-in capital	381,006,000	300,690,000
Accumulated deficit	(308,260,000)	(296,074,000)
Total stockholders' equity	73,073,000	4,816,000

Total liabilities and stockholders' equity	$89,549,000	$16,582,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
License revenues	$151,000	$152,000	$452,000	$448,000
Royalties	134,000	84,000	373,000	243,000
Total revenues	285,000	236,000	825,000	691,000

Expenses
Research and development	1,581,000	73,000	2,644,000	298,000
General and administrative	4,717,000	795,000	10,073,000	3,055,000
Depreciation and amortization	151,000	1,000	401,000	2,000
Total expenses	6,449,000	869,000	13,118,000	3,355,000

Loss from operations	(6,164,000)	(633,000)	(12,293,000)	(2,664,000)

Interest and miscellaneous income	92,000	11,000	111,000	45,000
Interest and other expense	(1,000)	(147,000)	(4,000)	(406,000)
Loss on change in fair value of derivative - preferred stock	-	(700,000)	-	(11,810,000)
	91,000	(836,000)	107,000	(12,171,000)
Net loss	(6,073,000)	(1,469,000)	(12,186,000)	(14,835,000)

Less preferred stock dividends	-	740,000	-	2,191,000
Net loss allocable to common stockholders	$(6,073,000)	$(2,209,000)	$(12,186,000)	$(17,026,000)

Basic and diluted loss per common share	$(0.19)	$(4.15)	$(0.47)	$(32.46)

Weighted average number of common shares outstanding	31,787,777	532,258	25,865,739	524,595

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance December 31, 2014	19,960,801	$200,000	$300,690,000	$(296,074,000)	$4,816,000
Common stock issued to employees	10,000	-	32,000	-	32,000
Common stock issued for services	28,000	-	87,000	-	87,000
Stock option compensation expense	-	-	224,000	-	224,000
Net loss	-	-	-	(2,000,000)	(2,000,000)
Balance March 31, 2015	19,998,801	$200,000	$301,033,000	$(298,074,000)	$3,159,000

Restricted common stock issued to employees	1,350,000	13,000	1,023,000	-	1,036,000
Common stock issued for services	22,500	-	75,000	-	75,000
Exercise of $5.00 warrants	927,119	9,000	4,626,000	-	4,635,000
Common stock issued for $3.00 share net of costs	2,333,334	24,000	6,977,000	-	7,001,000
Common stock issued for $8.00 share net of costs	1,250,000	13,000	8,992,000	-	9,005,000
Common stock issued to Abeona Ohio holders	3,979,761	40,000	38,207,000	-	38,247,000
Stock option compensation expense	-	-	904,000	-	904,000
Net loss	-	-	-	(4,113,000)	(4,113,000)
Balance June 30, 2015	29,861,515	$299,000	$361,837,000	$(302,187,000)	$59,949,000

Restricted common stock issued to employees	-	-	1,892,000	-	1,892,000
Common stock issued for services	37,500	-	442,000	-	442,000
Common stock issued for $5.50 share net of costs	2,829,091	28,000	15,383,000	-	15,411,000
Stock option compensation expense	-	-	1,452,000	-	1,452,000
Net loss	-	-	-	(6,073,000)	(6,073,000)
Balance September 30, 2015	32,728,106	$327,000	$381,006,000	$(308,260,000)	$73,073,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,186,000)	$(14,835,000)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on change in fair value of derivative – preferred stock	-	11,810,000
Depreciation and amortization	401,000	2,000
Stock option compensation expense	2,851,000	1,159,000
Stock issued to directors, employees and consultants	2,960,000	-
Stock issued for services	333,000	291,000
Change in operating assets and liabilities:
Receivables	(235,000)	71,000
Prepaid expenses and other current assets	(109,000)	1,000
Other assets	(29,000)	-
Accounts payable and accrued expenses	(1,081,000)	767,000
Interest payable on dividends	-	423,000
Deferred revenue	(451,000)	(198,000)
Net cash used in operating activities	(7,546,000)	(509,000)

Cash flows from investing activities:
Capital expenditures	(41,000)	-
Cash from Abeona Ohio	3,697,000	-
Net cash provided by investing activities	3,656,000	-

Cash flows from financing activities:
Proceeds from $3.00 common stock issuances net of costs	7,001,000	-
Proceeds from $8.00 common stock issuances net of costs	9,005,000	-
Proceeds from $5.50 common stock issuances net of costs	15,411,000	-
Proceeds from exercise of $5.00 warrants	4,635,000	-
Payment of short-term debt	(400,000)	250,000
Net cash provided by financing activities	35,652,000	250,000

Net increase (decrease) in cash and cash equivalents	31,762,000	(259,000)
Cash and cash equivalents at beginning of period	11,520,000	424,000
Cash and cash equivalents at end of period	$43,282,000	$165,000

Supplemental cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash transactions:
Shares issued to holders of Abeona Ohio for acquisition	$31,758,000	$-
Contingent milestones to Abeona Ohio members	6,489,000
Licensed technology from Abeona Ohio	2,156,000
Preferred stock dividends in dividends payable	-	2,191,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(unaudited)

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are an emerging biopharmaceutical company focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AAV9 NAGLU) and ABO-102 (scAAV9 SG), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIB and IIIA, respectively). We are also developing ABO-201 (scAAV9 CLN3) gene therapy for juvenile Batten disease (JBD); and ABO-301 (AAV FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process. Our efforts have been principally devoted to research and development, resulting in significant losses.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2014 contains financial information taken from the audited Abeona financial statements as of that date.

Certain reclassifications to the consolidated financial statements for all periods presented have been made to conform to the September 30, 2015 presentation.

On June 19, 2015 we changed our name from PlasmaTech Biopharmaceuticals, Inc. to Abeona Therapeutics Inc.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets

Licensed technology	$7,156	$401	$5,000	$9

Amortization expense related to intangible assets totaled $145,000 and $392,000 for the three and nine months ended September 30, 2015, respectively, and totaled $0 for the three and nine months ended September 30, 2014. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2015 is as follows (in thousands):

2015	$145
2016	582
2017	582
2018	582
2019	582
2020	582
over 5 years	3,700

Total	$6,755

(3)	Stock Based Compensation

For the three and nine months ended September 30, 2015, we recognized stock-based compensation expense of $1,452,000 and $2,580,000, respectively. For the three and nine months ended September 30, 2014 we recognized stock-based compensation expense of $172,000 and $1,159,000, respectively.

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$142,000	$18,000	$246,000	$113,000
General and administrative	1,310,000	154,000	2,334,000	1,046,000
Stock-based compensation expense included in operating expense	$1,452,000	$172,000	$2,580,000	$1,159,000

For the three and nine months ended September 30, 2015 we granted no stock options and 1,815,000 stock options, respectively, and for the three and nine months ended September 30, 2014 we granted no stock options and 210,000 stock options, respectively.

For the three and nine months ended September 30, 2015 stock valued at $1,892,000 and $2,960,000, respectively, was recorded to our directors, employees and consultants. For the three and nine months ended September 30, 2014 stock valued at $84,000 and $291,000, respectively, was granted to consultants.

(4)	Litigation

Alan Schmidt (“Schmidt”), a former shareholder of Genaera Corporation (“Genaera”), and a former unitholder of the Genaera Liquidating Trust (the ‘‘Trust’’), filed a purported class action in the United States District Court for the Eastern District of Pennsylvania in June 2012. The lawsuit named thirty defendants, including Abeona, MacroChem Corporation, which was acquired by us in February 2009, Jeffrey Davis, the then-CEO and currently a director of Abeona, and Steven H. Rouhandeh and Mark Alvino, both of whom are our directors (the ‘‘Abeona Defendants’’). With respect to the Abeona Defendants, the complaint alleged direct and derivative claims asserting that directors of Genaera and the Trustee of the Trust breached their fiduciary duties to Genaera, Genaera’s shareholders and the Trust’s unitholders in connection with the licensing and disposition of certain assets, aided and abetted by numerous defendants including the Abeona Defendants. Schmidt seeks monetary damages, disgorgement of any distributions received from the Trust, rescission of sales made by the Trust, attorneys’ and expert fees, and costs. On December 19, 2012, Schmidt filed an amended complaint (the “Amended Complaint”) which asserted substantially the same allegations with respect to the Abeona Defendants. On February 4, 2013, the Abeona Defendants moved to dismiss all claims asserted against them. On August 12, 2013 the court granted the Abeona Defendants’ motions to dismiss and entered judgment in favor of the Abeona Defendants on all claims. On August 26, 2013, Schmidt filed a motion for reconsideration. On September 10, 2013 Schmidt filed a Notice of Appeal with the District Court. On September 17, 2013, Schmidt filed his appeal with the U.S. Third Circuit Court of Appeals (the “Third Circuit”). On September 25, 2013, the District Court denied Schmidt’s motion for reconsideration. On October 17, 2013, Schmidt amended his appeal to include the District Court’s denial of his motion for reconsideration. On March 20, 2014, Schmidt filed his Brief and Joint Appendix. On May 22, 2014, the Abeona Defendants filed their Oppositions to Schmidt’s Brief. On May 29, 2014, Schmidt was granted an extension of time until June 23, 2014 to file his Reply Brief and filed his Reply Brief on that date. The Third Circuit held oral argument on September 12, 2014. On October 17, 2014, in a split decision, the Third Circuit reversed the District Court’s decision holding, among other things, that the District Court’s determination that the Amended Complaint was time-barred on statute of limitations grounds was premature. The Third Circuit did not rule upon any of the other grounds for dismissal advanced in the District Court and on appeal. The Third Circuit remanded the case to the District Court for further proceedings. On January 6, 2015, the District Court ordered the parties to file supplemental briefs on all remaining arguments for dismissal, and further ordered that a hearing on the motions to dismiss would be held on February 3, 2015. On January 23, 2015, the Abeona Defendants filed their Supplemental Brief. At the February 3, 2015 hearing, Schmidt sought and was granted leave to amend his complaint for a second time. Schmidt filed his Second Amended Complaint on February 3, 2015. The Second Amended Complaint asserts substantially the same factual allegations with respect to the Abeona Defendants, but eliminates all causes of action against the Abeona Defendants except for aiding and abetting the Genaera directors’ and officers’ purported breaches of fiduciary duties, a claim for “punitive damages” and a claim for rescission of a settlement agreement between the Trust and the Abeona Defendants. On March 20, 2015, the Abeona Defendants filed a motion to dismiss the Second Amended Complaint. On November 10, 2015, the District Court granted the Abeona Defendant’s motion and dismissed the action in its entirety. On November 11, 2015, Schmidt filed a Notice of Appeal with the District Court. We intend to continue contesting the claims vigorously.

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

