Form 10-K
period 2015-12-31
ABEONA THERAPEUTICS INC.
filed 2016-03-30
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9314

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0221517 (I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 600, Dallas, TX (Address of principal executive offices)	75219 (Zip Code)

Registrant’s telephone number, including area code: (214) 665-9495

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
Title of each Class

NASDAQ Capital Markets
Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2015, was approximately $74,700,000.

The number of shares outstanding of the registrant’s common stock as of March 30, 2016 was 32,743,013 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING STATEMENTS

This Form 10-K (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our belief that advances in biotechnology will provide significant opportunities to develop new treatments for rare diseases, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, our ability to achieve profitability on a sustained basis or at all, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AAV NAGLU) and ABO-102 (AAV SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIB and IIIA, respectively). We are also developing ABO-201 (AAV CLN3) gene therapy for Juvenile Neuronal Ceroid Lipofuscinoses (JNCL) also known as juvenile Batten disease; and ABO-301 (AAV FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

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

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) IIIA and IIIB. Also known as Sanfilippo syndromes type A and type B, MPS III is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. ABO-201 is a similar product, using an AAV to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single injection, these drugs are only given once.

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

ABO-201 for Juvenile Neuronal Ceroid Lipofuscinoses (JNCL) (or Juvenile Batten Disease (JBD))

ABO-201 (AAV CLN3) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective CLN3 gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause JNCL. JNCL is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins in children between 4 and 8 years of age. Often the first noticeable sign of JNCL is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience the loss of previously acquired skills (developmental regression). This progression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid- to late childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Life expectancy is greatly reduced. Most people with juvenile Batten disease live into their twenties or thirties. As yet, no specific treatment is known that can halt or reverse the symptoms of JNCL disease.

JNCL disease is the most common form of a group of disorders known as neuronal ceroid lipofuscinoses (NCLs). Collectively, all forms of NCL affect an estimated 2 to 4 in 100,000 live births in the United States. NCLs are more common in Finland, where approximately 1 in 12,500 individuals are affected; as well as Sweden, other parts of northern Europe, and Newfoundland, Canada.

Most cases of JNCL disease are caused by mutations in the CLN3 gene, which is the focus of our AAV-based gene therapy approach. These mutations disrupt the function of cellular structures called lysosomes. Lysosomes are compartments in the cell that normally digest and recycle different types of molecules. Lysosome malfunction leads to a buildup of fatty substances called lipopigments and proteins within these cell structures. These accumulations occur in cells throughout the body, but neurons in the brain seem to be particularly vulnerable to damage. The progressive death of cells, especially in the brain, leads to vision loss, seizures, and intellectual decline in children with JNCL disease.

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

Gene licensed patents

We have secured an exclusive license through Nationwide Children’s Hospital to the ABO-101 and ABO-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises one patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, we have secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABO-101 and ABO-102 in the U.S. ABO-101 and ABO-102 are also eligible for 12 years of Biologics exclusivity upon approval in the US and 10 years of exclusivity in the EU upon marketing authorization. We will be seeking Orphan Drug Status within the EMA, which will grant 10 years of post-market exclusivity in the European Union.

We licensed the rights to two patents (62/092,501 and 62/146,793) with an exclusive, worldwide, licensing agreement with the UNeMed Corporation. The patents are “Compositions and Methods for the Treatment of Juvenile Neuronal Ceroid Lipofuscinosis” and “Gene Therapy for Juvenile Batten Disease” for an AAV gene therapy for the treatment of juvenile Batten disease.

We licensed one patent (62/000,590), “Method for Editing a Genetic Sequence” with an exclusive, worldwide, licensing agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with Fanconi anemia (FA) disorder and other rare blood diseases.

We licensed two patents (13/594,773 and EPO 12756603.2) with a nonexclusive license agreement with Stanford University for an AAV delivery vector for the treatment of FA and rare blood disease platform.

Plasma based patents

We licensed our SDF patents from Licensor issued U.S. Patents #7,879,331, #7,879,332, and #8,293,242, the last of which expires in September 2025. We have also licensed issued patents in Europe, China and Australia and pending applications in Canada and India. SDF patents from Licensor the last of which expires in September 2025.

MuGard patents

For our mucoadhesive liquid technology, used in MuGard, two U.S. patents have been issued and two European patents have been granted. One European patent has been issued in 19 European countries the other patent is in nationalization process. Patents have also been granted, or are under review, in several other major territories worldwide. Our mucoadhesive liquid technology patents and applications cover a range of products for a variety of diseases and conditions affecting the oral cavity, including the management of the various phases of mucositis. MuGard mucoadhesive technology patents expire in 2022

In addition to issued patents, we have a number of pending patent applications. If issued, the patents underlying these applications could extend the patent life of our technologies beyond the dates listed above.

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

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an Investigational New Drug (‘‘IND’’) application with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a New Drug Application (NDA) prior to commercial sale.

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

License Agreements

Gene therapy license agreements

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises 1 patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, Abeona has secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABX-A and ABX-B in the U.S. Abeona will be seeking Orphan Drug Status within the EMA, which will grant 10 years of post-market exclusivity in the European Union.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the UNeMed Corporation, the technology transfer and commercialization office for the University of Nebraska Medical Center (UNMC) in Omaha, Nebraska, for an AAV gene therapy for the treatment of juvenile Batten disease. We licensed the rights to two patents (62/092,501 and 62/146,793). Under the terms of the licensing agreement, we paid a license fee of $75,000 and will pay milestone payments on certain milestone events. Commencing with the first commercial sale of licensed products a royalty will be paid. Terms of the agreement require we execute a sponsored research agreement with UNMC focused on additional efficacy studies within 12 months.

On October 14, 2015 we entered into a sponsored research agreement with UNMC to support ongoing AAV/CLN3 projects in the amount of $215,000.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with Fanconi anemia (FA) disorder and other rare blood diseases. We licensed one patent (62/000,590), Method for Editing a Genetic Sequence. Under terms of the licensing agreement, we paid a license fee of $80,000, will pay an additional license fee of $50,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

On September 17, 2015, we entered into a nonexclusive license agreement with Stanford University for an AAV delivery vector for the treatment of FA and rare blood disease platform. This license augments the University of Minnesota agreement. We licensed two patents (13/594,773 and EPO 12756603.2). Under terms of the licensing agreement, we paid a license fee of $25,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

Plasma-based therapeutics license agreements

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

MuGard license agreements

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

On August 7, 2014, we entered into an exclusive license agreement with Norgine, a leading independent European specialty pharmaceutical company, for the commercialization of MuGard in Europe. Under the terms of the license agreement, we could receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of the oral mucositis product, MuGard, in the licensed territories. Norgine will develop, manufacture, and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine anticipates launching MuGard in 2016.

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

Gene therapy competition

The gene therapy industry is highly competitive and driven by several large competitors including Bluebird, Voyager, Regenx, Spark, Dimension, Avalanche, Uniqure, and Lysogene. We face competition from both US based and international based producers of plasma products who may have greater access to capital, production facilities and resources for both research and development as well as commercialization.

Plasma-based therapeutics competition

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

MuGard competition

ActoGeniX N.V., Alder Biopharmaceuticals, Inc., Applied Protein Sciences, LLC, Avaxia Biologics, Inc., BioAlliance Pharma S.A., BMG Pharma s.r.l., Camurus AB, DARA BioSciences, Inc. EUSA Pharma, Galera Therapeutics, Inc. Maya Biotech Ltd., NephRx, Piramal Healthcare Ltd., Soligenix, Inc. and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology. Products which are marketed to treat mucositis include Caphosol by EUSA Pharma, Gelclair by DARA BioSciences, Inc., Episil by Camurus AB, and Kepivance by Biovitrum.

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

Other Key Developments

2015 Financings

On April 23, 2015 we closed a $7 million private placement of common stock consisting of 2,333,333 shares of our common stock, at a price of $3.00 per share.

On May 11, 2015, we closed a $10 million private placement of common stock consisting of 1,250,000 shares of our common stock, at a price of $8.00 per share and warrants to purchase 625,000 shares of common stock. The warrants have an exercise price of $8.00 per share and are exercisable for 30 months from the closing date. A total net of $9.2 million was received.

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

Acquisition of Abeona Therapeutics LLC

On May 5, 2015, the Company, Plasmatech Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of the Company and a Delaware corporation, Abeona Therapeutics LLC, an Ohio limited liability company (“Abeona Ohio”) and Paul A. Hawkins, an individual, solely in his capacity as Member Representative (“Member Representative”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Abeona Ohio, with Abeona Ohio continuing as the surviving corporation and became a wholly owned subsidiary of the Company (the “Merger”). Our Board of Directors and the Managers of Abeona Ohio have unanimously approved the transaction. The merger closed on May 15, 2015.

In connection with the Merger, the Company issued to Abeona Ohio members a total of 3,979,761 common shares upon closing of the transaction, and may issue up to an additional $9 million in performance milestones, in common stock or cash, at the Company’s option.

Plasma Technologies LLC License (“Licensor”)

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

Miscellaneous

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

On May 12, 2015 we announced that Todd Wider, MD joined our board of directors. Dr. Wider has a strong medical background and significant experience in small and mid-cap biotechnology companies.

On May 15, 2015 Timothy J. Miller, PhD became our President and CEO and joined our board of directors. Dr. Miller was President & CEO of Abeona Therapeutics LLC from 2013 to 2015. He has 16 years of scientific research, product development, regulatory and clinical operations expertise, with a focus on transitioning novel biotherapeutics through pre-clinical phases and into Phase 1 and 2 human clinical trials. Dr. Miller earned his PhD in Pharmacology with a focus on Gene therapy/Cystic Fibrosis from Case Western University. He also holds a B.S. in Biology and M.S. in Molecular Biology from John Carroll University (Cleveland, OH).

On June 8, 2015 we licensed exclusive worldwide rights to an AAV gene therapy and intellectual property for the treatment of JNCL also known as juvenile Batten disease from UNeMed Corporation, the technology transfer and commercialization office for the University of Nebraska Medical Center in Omaha, Nebraska for undisclosed terms.

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

On January 11, 2016 we announced initial regulatory approval for Phase 1/2 gene therapy clinical studies for patients with Sanfilippo syndrome types A and B. The Interministerial Council of Genetically Modified Organisms has approved the Genetically Modified Organism (GMO) Voluntary Release regulatory filings for both Phase 1/2 Gene Therapy Clinical Studies to treat patients with ABO-101 (AAV NAGLU) and ABO-102 (AAV SGSH) for patients with Sanfilippo syndrome type A (MPS IIIA) or type B (MPS IIIB). Additionally, the Comite Etico De Investigacion Clinica de Euskadi (CEIC-E) has approved the ethical committee regulatory filings for both ABO-101 and ABO-102. Abeona plans to file CTAs for both programs shortly for the upcoming clinical studies to be conducted at Cruces University Hospital (Bilbao, Spain).

On February 29, 2016 we announced the FDA cleared our Investigational New Drug Application for ABO-102 (AAV-SGSH), a single treatment strategy for Mucopolysaccharidosis Type IIIA (MPS IIIA). The ABO-102 IND application is now active and enables Nationwide Children’s Hospital (Columbus, OH) to initiate a Phase 1/2 clinical study designed to assess the safety, tolerability and potential efficacy of ABO-102 in children with MPS III A.

Corporate Information

Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our telephone number is (214) 665-9495. We also have offices in New York at 1325 Avenue of the Americas, 27th Floor, New York, NY 10019. Our telephone number is (212) 786-6208. We also have offices and laboratory in Ohio at 6555 Carnegie Ave., 4th Floor, Cleveland, OH 44103.

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. On October 24, 2014 we changed our name to PlasmaTech Biopharmaceuticals, Inc. On June 19, 2015 we changed our name to Abeona Therapeutics Inc.

Suppliers

Some materials used by us are specialized. We obtain materials from several suppliers based in different countries around the world. If materials are unavailable from one supplier we generally have alternate suppliers available.

Employees

As of March 30, 2016, we had 15 full-time employees, six of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our website, www.abeonatherapeutics.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors (the “Board”) and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Abeona Therapeutics Inc. c/o Investor Relations, 3333 Lee Parkway, Suite 600, Dallas, TX 75219.

ITEM 1A. RISK FACTORS

Risks Relating to our Business and Industry

We have experienced a history of losses, we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $310.6 million through December 31, 2015 and $296.1 million through December 31, 2014. Net loss allocable to common stockholders for the year ended December 31, 2015 was $14.5 million and the net loss for the year ended December 31, 2014 was $29.7 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates, from losses due to derivatives and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials.

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

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling and distribution of finished pharmaceutical products if any of our potential products are approved for commercialization. If we are unable to contract for a sufficient supply of our potential pharmaceutical or biopharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval. This may cause our business to suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or biopharmaceutical or other medical products, if any. Moreover, US contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by the FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

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

Before we can obtain regulatory approvals for the commercial sale of any of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. Preclinical or clinical trials of future drug candidates may not demonstrate the safety and efficacy to the extent necessary to obtain regulatory approvals and our drug candidates could result in injury or death to patients in our clinical trials. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead it to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials, including injury or death. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempt to further develop such candidates and obtain future regulatory approval.

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects, including injury or death, or product defects identified with any of our products that are used in clinical tests or marketed to the public. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the ‘‘donut hole’’), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

We are highly dependent upon the efforts of our senior management, including our Executive Chairman, Principal Executive Officer, and board member, Steven H. Rouhandeh; our President and Chief Executive Officer, and board member, Timothy J. Miller; our Chief Operating Officer and board member, Jeffrey B. Davis; our Chief Financial Officer, Harrison G. Wehner, III; and our Chief Accounting Officer, Stephen B. Thompson. The loss of the services of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. We do not have employment contracts with our other key personnel. We do not maintain any ‘key-man’ insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists, consultants and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

Based on our evaluation, our management concluded that there is no material weakness in our internal control over financial reporting for the year ended December 31, 2015 based on the criteria established in Internal Control —Integrated Framework, 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2015, we had net operating loss carryforwards aggregating approximately $209.7 million.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates; Perceptive Advisors LLC (and affiliates Joseph Edelman); Quantum Partners (and affiliates Soros Fund Management LLC); and Europa International Inc. (and affiliates Knoll Capital Management) each beneficially owned approximately 42.2%, 5.2%, 5.2% and 5.1%, respectively, of our common stock as of December 31, 2015. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2. PROPERTIES

We maintain approximately 2,000 square feet of business office suites for administrative offices in New York, New York. We have a lease agreement for the facility, which terminates in December 2016. We also have administrative offices in Dallas, Texas. We have a lease agreement for the facility, which terminates in August 2016. We also have a laboratory and administrative offices of approximately 11,600 square feet in Cleveland, Ohio with an additional 4,377 square feet available this year. We have a lease agreement for the facility, which terminates in December 2025.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Steven H. Rouhandeh, became our Executive Chairman, Principal Executive Officer, on January 1, 2015. Mr. Rouhandeh has been a director and Chairman of the Board since March 4, 2008. He has been Chief Investment Officer of SCO Capital Partners, a group of New York based life sciences funds since 1997. Mr. Rouhandeh possesses a diverse background in financial services that includes experience in asset management, corporate finance, investment banking and law. He has been active throughout recent years as an executive in venture capital and as a founder of several companies in the biotech field. His experience also includes positions as Managing Director of a private equity group at Metzler Bank, a private European investment firm and Vice President, Investment Banking at Deutsche Bank.  Mr. Rouhandeh was also a corporate attorney at New York City-based Cravath, Swaine & Moore. Mr. Rouhandeh holds a J.D., from Harvard Law School, Harvard University and B.A. Political Science, from Southern Illinois University.

Timothy J. Miller, Ph.D., became our President and Chief Executive Officer and Director on May 15, 2015. Dr. Miller was President & CEO of Abeona Therapeutics LLC from 2013 to 2015. He has 16 years of scientific research, product development, regulatory and clinical operations expertise, with a focus on transitioning novel biotherapeutics through pre-clinical phases and into Phase 1 and 2 human clinical trials. Dr. Miller was President & CEO of Red5 Pharmaceuticals from 2013 until 2015 and was Vice President, Business Development of BioEnterprise Inc. in 2015. He was Senior Director of Product Development at SironRX Therapeutics from 2010 to 2013. Between 1996 and 2010 Dr. Miller held various positions at several companies focusing on gene therapy and regenerative medicine. Dr. Miller earned his PhD in Pharmacology with a focus on Gene therapy/Cystic Fibrosis from Case Western University. He also holds a B.S. in Biology and M.S. in Molecular Biology from John Carroll University (Cleveland, OH).

Mr. Jeffrey B. Davis became our Chief Operating Officer on January 19, 2015. Mr. Davis is also a director since March 2006. Mr. Davis was our Chief Executive Officer from December 26, 2007 until September 19, 2014. Mr. Davis became Acting Chief Financial Officer, Treasurer and Secretary on November 1, 2013 through September 19, 2014. Previously, Mr. Davis served in a variety of senior investment banking and management positions, and in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.  Mr. Davis is currently on the board of Uluru, Inc., a public biotechnology company.  Mr. Davis holds a B.S. in biomedical engineering from Boston University and an M.B.A. degree from the Wharton School, University of Pennsylvania.

Mr. Harrison G. Wehner became our Chief Financial Officer on September 19, 2014. Mr. Wehner previously was a Managing Director with Plasma Technologies LLC since June 1, 2014. He has over 20 years’ experience in investment banking advising on equity and debt finance and mergers and acquisitions advisory assignments. Previously, Mr. Wehner held various senior banking roles at Canaccord Genuity from 2012 to 2013, with CitiGroup from 2005 to 2011, and UBS from 1994 to 2005 where he worked on a variety of banking transactions in the healthcare sector, including advisory and transactional experience in the blood fractionation industry. Mr. Wehner holds a BA from The College of William and Mary, and an MBA from the Ross School of Business at the University of Michigan.

Stephen B. Thompson, Vice President Finance, became the Chief Accounting Officer, Secretary and Treasurer on January 1, 2015. Mr. Thompson consulted with the Company from December 1, 2013 through December 31, 2014. Prior to December 1, 2013 Mr. Thompson was our Vice President from 2000 and our Chief Financial Officer from 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc., a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company, where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol ABEO since June 22, 2015. We also changed our corporate name to Abeona Therapeutics Inc. on June 19, 2015.

Our stock traded under the following symbols and markets during these time periods

•	PTBI – NASDAQ - from December 19, 2014 until June 19, 2015
•	PTBI - OTC Bulletin Board, or OTCQB - from November 21, 2014 until December 17, 2014
•	ACCPD - OTCQB - from October 24, 2014 until November 21, 2014
•	ACCP - OTCQB – from June 5, 2006 until October 24, 2014

On October 24, 2014 we changed our corporate name to PlasmaTech Biopharmaceuticals, Inc. from Access Pharmaceuticals, Inc. and effected a 1 for 50 reverse stock split.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by NASDAQ and OTCQB for our common stock for fiscal years 2014 and 2013. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

All per share information reflect a 1-for-50 reverse stock split effected on October 24, 2014.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2015
First quarter	$3.55	$2.91
Second quarter	9.80	2.77
Third quarter	6.89	3.98
Fourth quarter	4.80	3.36

Fiscal Year Ended December 31, 2014
First quarter	$29.50	$12.50
Second quarter	27.00	14.00
Third quarter	17.50	11.50
Fourth quarter	13.50	3.44

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

However, during 2014 we were required to pay dividends on our Series A preferred stock at the rate of 6% per year. We were also required to pay dividends on our Series B preferred stock at the rate of 12% per year. Both Series A and Series B preferred stock were converted into common stock on December 24, 2014. We currently have no outstanding shares of preferred stock.

The number of record holders of our common stock at March 29, 2016 was approximately 7,300. On March 29, 2016, the closing price for the common stock as quoted on NASDAQ was $2.86. There were 32,743,013 shares of common stock outstanding at March 30, 2016.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	1,994,000	$6.90	1,601,323
2015 Equity Incentive Plan	330,084	13.49	-
Equity compensation plans not approved by security holders	-	-	-
Total	2,324,084	$8.00	1,601,323

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AAV NAGLU) and ABO-102 (AAV SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIB and IIIA, respectively). We are also developing ABO-201 (AAV CLN3) gene therapy for Juvenile Neuronal Ceroid Lipofuscinoses (JNCL) also known as juvenile Batten disease; and ABO-301 (AAV FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process.

Results of Operations

Comparison of Years Ended December 31, 2015 and December 31, 2014

Our licensing revenue for the year ended December 31, 2015 was $602,000 as compared to $598,000 for the same period of 2014, an increase of $4,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $438,000 for year ended December 31, 2015 as compared to $327,000 for the same period of 2014, an increase of $111,000. We licensed MuGard to AMAG and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the year ended December 31, 2015 was $4,715,000, as compared to $333,000 for the same period of 2014, an increase of $4,382,000. The increase in research and development expenses was primarily due to:

•	increased development work on our products ($2,092,000);
•	increased salary and related costs ($868,000) from increased scientific staff;
•	increased stock based compensation expense for granted restricted stock ($345,000) and granted stock options ($617,000);
•	scientific consulting ($157,000); and
•	other net increases in research spending ($303,000).

Total general and administrative expenses were $14,320,000 for the year ended December 31, 2015, as compared to $3,712,000 for the same period of 2014, an increase of $10,608,000. The increase in expenses was due primarily to the following:

•	increased stock based compensation expense for granted restricted stock ($4,504,000) and granted options ($1,841,000);
•	increased investor relations expenses ($1,243,000);
•	increased legal and audit fees ($1,238,000);
•	increased salary and related costs ($992,000) from hiring additional general and administrative staff;
•	increased director fees ($482,000); and
•	net increase other general and administrative expenses ($308,000).

Depreciation and amortization was $551,000 for the year ended December 31, 2015 as compared to $11,000 for the same period in 2014, an increase of $540,000. The increase is due to amortization of licensed technology $529,000 and depreciation $11,000. We acquired new licenses and fixed assets in 2015.

Total operating expenses for the year ended December 31, 2015 were $19,586,000 as compared to total operating expenses of $4,056,000 for the same period of 2014, an increase of $15,530,000 for the reasons listed above.

Interest and miscellaneous income was $4,026,000 for the year ended December 31, 2015 as compared to $45,000 for the same period of 2014, an increase of $3,981,000. Miscellaneous income is higher in 2015 than for the same period in 2014 due to change in fair value of our contingent consideration liability ($3,898,000) related to the acquisition of Abeona Ohio and write-offs of certain accounts payables ($38,000) and interest income ($45,000).

Interest and other expense was $6,000 for the year ended December 31, 2015 as compared to $582,000 in the same period of 2014, a decrease of $576,000. The interest in 2014 represents interest accrued on unpaid dividends. All dividends and accrued interest on dividends due were paid in December 2014. There are no more dividends accruing.

We recorded a loss for the derivative liability related to preferred stock of $23,110,000 for the year ended December 31, 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Preferred stock dividends of $2,875,000 were accrued for the year ended December 31, 2014. The preferred stock related to the dividends was converted into common stock in December 2014.

Net loss allocable to common stockholders for the year ended December 31, 2015 was $14,526,000, or a $0.53 basic and diluted loss per common share as compared to a net loss of $29,653,000, or a $15.26 basic and diluted loss per common share, for the same period in 2014, a decreased loss of $15,127,000.

Liquidity and Capital Resources

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended December 31, 2015. As of December 31, 2015, our cash and cash equivalents were $40,138,000.

As of December 31, 2015, our working capital was $39,091,000. Our working capital at December 31, 2015 represented an increase of $30,434,000 as compared to our working capital as of December 31, 2014 of $8,657,000. The net increase in the working capital at December 31, 2015 reflects financings, warrant exercises and the acquisition of Abeona Therapeutics LLC (Abeona Ohio) less twelve months of net operating costs and changes in current assets and liabilities.

On July 31, 2015 we closed an upsized $15.5 million direct placement of registered common stock with institutional investors, including Soros Fund Management and Perceptive Life Science Fund, and two members of our Board of Directors. The financing was comprised of 2.83 million shares of our common stock at a price of $5.50 per share.

On May 11, 2015, we closed a $10 million private placement of common stock consisting of 1,250,000 shares of our common stock, at a price of $8.00 per share and warrants to purchase 625,000 shares of common stock. The warrants have an exercise price of $8.00 per share and are exercisable for 30 months from the closing date. A total net of $9.2 million was received.

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

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2015 of $310,600,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of our other product candidates;
•	the successful development and commercialization of products derived from our recent license of Licensor technologies;
•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
•	continued scientific progress in our research and development programs;
•	the magnitude, scope and results of preclinical testing and clinical trials;
•	the costs involved in filing, prosecuting and enforcing patent claims;
•	the costs involved in conducting clinical trials;
•	competing technological developments;
•	the cost of manufacturing and scale-up;
•	the ability to establish and maintain effective commercialization arrangements and activities; and
•	successful regulatory filings.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2015	2014
Gene therapy	$2,332	$-	$2,332
Plasma therapy	2,332	-	2,332
MuGard	51	301	5,367
Others (2)	-	32	40,020
Total	$4,715	$333	$50,051

(1)	Cumulative spending from inception of the Company or project through December 31, 2015.
(2)	Includes other projects which the Company is no longer focused.

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

We do not believe inflation or changing prices have had a material impact on our revenue or operating costs in the past three years.

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

Receivables

Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2015 and 2014, no allowance was recorded as all accounts were considered collectible.

Licensed Technology

We maintain licensed technology on our consolidated balance sheet until either the licensed technology agreement underlying it is completed or the asset becomes impaired. When we determine that an asset has become impaired or we abandon a project, we write down the carrying value of the related intangible asset to its fair value and take an impairment charge in the period in which the impairment occurs.

Generally licensed technology is amortized over the life of the patent or the agreement.

We test our intangible assets for impairment on an annual basis, or more frequently if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug. In connection with each annual impairment assessment and any interim impairment assessment, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our consolidated balance sheet.

In 2015, we did not impair any licensed technology.

Gene therapy license agreements

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises 1 patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, Abeona has secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABX-A and ABX-B in the U.S. Abeona will be seeking Orphan Drug Status within the EMA, which will grant 10 years of post-market exclusivity in the European Union. The license is amortized over the life of the license of 20 years.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the UNeMed Corporation, the technology transfer and commercialization office for the University of Nebraska Medical Center (UNMC) in Omaha, Nebraska, for an AAV gene therapy for the treatment of juvenile Batten disease. We licensed the rights to two patents (62/092,501 and 62/146,793). Under the terms of the licensing agreement, we paid a license fee of $75,000 and will pay milestone payments on certain milestone events. Commencing with the first commercial sale of licensed products a royalty will be paid. Terms of the agreement require we execute a sponsored research agreement with UNMC focused on additional efficacy studies within 12 months.

On October 14, 2015 we entered into a sponsored research agreement with UNMC to support ongoing AAV9/CLN3 projects in the amount of $215,000.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with Fanconi anemia (FA) disorder and other rare blood diseases. We licensed one patent (62/000,590), Method for Editing a Genetic Sequence. Under terms of the licensing agreement, we paid a license fee of $80,000, will pay an additional license fee of $50,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

On September 17, 2015, we entered into a nonexclusive license agreement with Stanford University for an AAV delivery vector for the treatment of FA and rare blood disease platform. This license augments the University of Minnesota agreement. We licensed two patents (13/594,773 and EPO 12756603.2). Under terms of the licensing agreement, we paid a license fee of $25,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

Plasma-based therapeutics license agreements

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

Goodwill

As of December 31, 2015, goodwill of $32.5 million was recorded on the Company's balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but is rather tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

Contingent consideration liability

There is a contingent valuation on three milestones. Per the merger agreement with Abeona Ohio each milestone would consist of either cash, our stock or a combination of both, at the Company’s election, equivalent to a stated dollar amount. The fair value of the probability of achieving all three milestones was estimated at $6,489,000.

The first milestone of receiving IND allowance from the FDA to initiate a Phase 1 clinical study from MPS IIIA or MPSIIIB by November 15, 2015 was not met. The Company recognized $3,898,000 in Miscellaneous Income for change in fair value of our contingent consideration liability.

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

Stock Based Compensation Expense

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have two stock-based compensation plans under which incentive and qualified stock options and restricted shares may be granted to employees, directors and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value for employees and directors and vesting date fair value of the award for consultants. We use the Black-Scholes option pricing model to value our options which includes expected volatility, risk-free interest rate, dividend yield and estimated expected term.

Stock-based compensation expense recognized for the years ended December 31, 2015 and 2014 was approximately $4,368,000 and $1,305,000, respectively.

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we identified no material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (the Proxy Statement). The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.abeonatherapeutics.com under the heading “Investor Information.” We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Abeona Therapeutics Inc., c/o Investor Relations, 3333 Lee Parkway, Suite 600, Dallas, TX 75219.

Our corporate governance guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available on our website at www.abeonatherapeutics.com under the heading “Investor Information”. We shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Abeona Therapeutics Inc., c/o Investor Relations, 3333 Lee Parkway, Suite 600, Dallas, TX 75219.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit
Number	Description of Document

2.1	Amended and Restated Agreement of Merger and Plan of Reorganization between the Registrant and Chemex Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
2.2	Agreement and Plan of Merger, by and among the Registrant, Somanta Acquisition Corporation, Somanta Pharmaceuticals, Inc., Somanta Incorporated and Somanta Limited, dated April 19, 2007 (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 18, 2007)
2.3	Agreement and Plan of Merger, by and among the Registrant, MACM Acquisition Corporation and MacroChem Corporation, dated July 9, 2008 (Incorporated by reference to Exhibit 2.3 of our Form 10-Q for the quarter ended June 30, 2008)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3(a) of our Form 8-K dated July 12, 1989, Commission File Number 9-9134)
3.2	Certificate of Amendment of Certificate of Incorporation filed August 13, 1992 (Incorporated by reference to Exhibit 3.3 of our Form 10-K for year ended December 31, 1995)
3.3	Certificate of Merger filed January 25, 1996 (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
3.4	Certificate of Amendment of Certificate of Incorporation filed January 25, 1996 (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
3.5	Certificate of Amendment of Certificate of Incorporation filed July 18, 1996 (Incorporated by reference to Exhibit 3.7 of our Form 10-K for the year ended December 31, 1996)
3.6	Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation filed July 31, 2000 (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended March 31, 2001)
3.8	Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.H of our Registration Statement on Form S-8 dated December 14, 2001, Commission File No. 333-75136)
3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.1 of our Form 10-Q for the quarter ended June 30, 1996)
3.10	Certificate of Designation, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed November 9, 2007 (Incorporated by reference to Exhibit 3.10 to our Form SB-2 filed on December 10, 2007.

3.11	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)
3.12	Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock filed October 26, 2012 (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed October 26, 2012)
3.13	Certificate of Amendment of Certificate of Incorporation filed July 1, 2013 increasing the aggregate number of shares of Common Stock which we have authority to issue to Two Hundred Million (200,000,000) shares with a par value of one cent ($0.01) per share.
3.14	Certificate of Amendment of Certificate of Incorporation filed October 23, 2014 (Incorporated by reference to Exhibit 3.14 of our Form 8-K filed October 23, 2014)
3.15	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.15 of our Form 8-K filed on October 23, 2014)
3.16	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed January 5, 2015)
3.17	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed March 5, 2015)
3.18	Certificate of Amendment of Certificate of Incorporation filed June 19, 2015 (Incorporated by reference to Exhibit 3.1 of our June 22, 2015)
4.1*	2015 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)
10.1*	1995 Stock Option Plan (Incorporated by reference to Exhibit F of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
10.2*	Amendment to 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of our Form 10-K for the year ended December 31, 2001)
10.3*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.4*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.5	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.6	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.7	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.8	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.9	Form of Securities Purchase Agreement dated as of November 1, 2011 by and among us and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 10, 2011)
10.10	Form of Common Stock Warrant (Five Year Warrant) issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on November 10, 2011)

10.11	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on October 26, 2012)
10.12+	License Agreement, dated June 6, 2013, by and between us and AMAG Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended June 30, 2013)
10.13+	License Agreement, dated September 19, 2014, by and between us and Plasma Technologies, LLC. (Incorporated by reference to Exhibit 10.30 of our Form 8-K filed September 24, 2014)
10.14*	Employment Letter Agreement dated September 19, 2014, by and between us and Harrison Wehner. (Incorporated by reference to Exhibit 10.32 of our Form 8-K filed September 24, 2014)
10.15

Amendment No. 1 to License Agreement, dated September 19, 2014, by and between us and Plasma Technologies, LLC, dated January 23, 2015 (Incorporated by reference to Exhibit 10.29 to our Form 10-K for the year ended December 31, 2014)

10.16	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, Plasmatech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)
10.17	Letter Agreement, dated July 31, 2015, by and among the Company, Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 31, 2015)
10.18	Form of Purchase Agreement, dated July 27, 2015 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 3, 2015)
10.19	Form of Common Stock Purchase Agreement, dated April 1, 2015 (Incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended June 30, 2015)
10.20	Form of Securities Purchase Agreement dated May 6, 2015 (Incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended June 30, 2015)
10.21*	Employment Agreement dated May 6, 2015 between Registrant and Timothy J. Miller (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2015)
21	Subsidiaries of the Registrant
23.1	Consent of Whitley Penn LLP
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15c of the report.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

+ Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date March 30, 2016	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer

Date March 30, 2016	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President Finance
Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2016	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer
Chairman of the Board

Date March 30, 2016	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President Finance
Principal Financial Officer and
Principal Accounting Officer

Date March 30, 2016	By:	/s/ Mark J. Ahn
Mark J. Ahn, Director

Date March 30, 2016	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 30, 2016		By:/s/ Jeffrey B. Davis
Jeffrey B. Davis, Chief Operating Officer and Director

Date March 30, 2016	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 30, 2016	By:	/s/ Timothy J. Miller
Timothy J. Miller, President & CEO and Director

Date March 30, 2016	By:	/s/ Todd Wider
Todd Wider, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Abeona Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abeona Therapeutics Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 30, 2016

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$40,138,000	$11,520,000
Receivables	115,000	35,000
Prepaid expenses and other current assets	315,000	-
Total current assets	40,568,000	11,555,000
Property and equipment, net	350,000	4,000

Licensed technology, net	6,609,000	4,991,000

Goodwill	32,466,000	-

Other assets	62,000	32,000

Total assets	$80,055,000	$16,582,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$875,000	$1,896,000
Short-term notes payable	-	400,000
Current portion of deferred revenue	602,000	602,000
Total current liabilities	1,477,000	2,898,000

Contingent consideration liability	2,591,000	-
Payable due Licensor	4,000,000	4,000,000
Long-term deferred revenue	4,266,000	4,868,000
Total liabilities	12,334,000	11,766,000

Commitments and contingencies

Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued 32,743,013 at December 31, 2015; issued 19,960,801 at December 31, 2014	328,000	200,000
Additional paid-in capital	377,993,000	300,690,000
Accumulated deficit	(310,600,000)	(296,074,000)
Total stockholders' equity	67,721,000	4,816,000
Total liabilities and stockholders' equity	$80,055,000	$16,582,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014

Revenues
License revenues	$602,000	$598,000
Royalties	438,000	327,000
Total revenues	1,040,000	925,000

Expenses
Research and development	4,715,000	333,000
General and administrative	14,320,000	3,712,000
Depreciation and amortization	551,000	11,000
Total expenses	19,586,000	4,056,000

Loss from operations	(18,546,000)	(3,131,000)

Interest and miscellaneous income	4,026,000	45,000
Interest and other expense	(6,000)	(582,000)
Loss on change in fair value of derivative- preferred stock	-	(23,110,000)
	4,020,000	(23,647,000)
Net loss	(14,526,000)	(26,778,000)

Less preferred stock dividends	-	(2,875,000)
Net loss allocable to common stockholders	$(14,526,000)	$(29,653,000)

Basic and diluted loss per common share	$(0.53)	$(15.26)

Weighted average number of common shares outstanding	27,597,434	1,942,905

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock - A		Preferred Stock - B		Additional paid-in	Treasury	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	(deficit)	(deficit)

Balance, December 31, 2013	514,589	$6,000	2,903.3617	$-	1,000	$-	$251,640,000	$(4,000)	$(266,421,000)	$(14,779,000)
Common stock issued for services	22,000	-	-	-	-	-	349,000	-	-	349,000
Preferred stock converted into common stock	4,000	-	(10.0000)	-	-	-	-	-	-	-
Additional adjustments for reverse stock split	6,609	-	-	-	-	-	-	-	-	-
Cancel treasury stock	(3)	-	-	-	-	-	(4,000)	4,000	-	-
Common stock issued for $4.00 share net of costs	3,500,000	35,000	-	-	-	-	12,272,000	-	-	12,307,000
Common stock issued for Series A preferred stock	7,233,404	72,000	(2,893.3617)	-	-	-	(72,000)	-	-	-
Common stock issued for Series A preferred stock unpaid dividends and interest	1,728,365	17,000					7,066,000	-	-	7,083,000
Elimination of derivative liability – preferred stock	-	-	-	-	-	-	24,300,000	-	-	24,300,000
Series B preferred stock issued for unpaid Series B dividends and interest	-	-	-	-	304	-	3,047,000	-	-	3,047,000
Series B preferred stock issued for unpaid liquidated damages	-	-	-	-	86	-	857,000	-	-	857,000
Common stock issued for Series B preferred stock, unpaid dividends and interest and liquidated damages	6,951,837	70,000			(1,390)	-	(70,000)	-	-	-
Stock option compensation expense	-	-	-	-	-	-	1,305,000	-	-	1,305,000
Preferred dividends	-	-	-	-	-	-	-	-	(2,875,000)	(2,875,000)
Net loss	-	-	-	-	-	-	-	-	(26,778,000)	(26,778,000)
Balance, December 31, 2014	19,960,801	200,000	-	-	-	-	300,690,000	-	(296,074,000)	4,816,000

Common stock issued for services	105,177	1,000	-	-	-	-	400,000	-	-	401,000
Common stock issued to employees	10,000	-	-	-	-	-	32,000	-	-	32,000
Restricted common stock issued to employees	1,350,000	13,000	-	-	-	-	4,807,000	-	-	4,820,000
Exercise of $5.00 warrants	927,119	9,000	-	-	-	-	4,626,000	-	-	4,635,000
Common stock issued for $3.00 share net of costs	2,333,334	24,000	-	-	-	-	6,977,000	-	-	7,001,000
Common stock issued for $8.00 share net of costs	1,250,000	13,000	-	-	-	-	8,992,000	-	-	9,005,000
Common stock issued for $5.50 share net of costs	2,829,091	28,000	-	-	-	-	15,383,000	-	-	15,411,000
Common stock issued to Abeona Ohio holders	3,979,761	40,000	-	-	-	-	31,718,000	-	-	31,758,000
Transfer agent correction 2014 reverse stock split	(2,270)	-	-	-	-	-	-	-	-	-
Stock option compensation expense	-	-	-	-	-	-	4,368,000	-	-	4,368,000
Net loss	-	-	-	-	-	-	-	-	(14,526,000)	(14,526,000)
Balance, December 31, 2015	32,743,013	$328,000	-	$-	$-	-	$377,993,000	$-	$(310,600,000)	$67,721,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(14,526,000)	$(26,778,000)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on change in fair value of derivative-preferred stock	-	23,110,000
Depreciation and amortization	551,000	11,000
Stock option compensation expense	4,368,000	1,305,000
Stock issued to directors, employees and consultants	4,852,000	-
Stock issued for services	401,000	349,000
Change in operating assets and liabilities:
Receivables	(79,000)	39,000
Prepaid expenses and other current assets	(287,000)	77,000
Other assets	(29,000)	-
Accounts payable and accrued expenses	(1,174,000)	33,000
Interest on dividends payable	-	592,000
Contingent consideration milestone	(3,898,000)	-
Deferred revenue	(602,000)	(349,000)
Net cash used in operating activities	(10,423,000)	(1,611,000)

Cash flows from investing activities:
Capital expenditures	(308,000)	-
Cash from Abeona Ohio acquisition	3,697,000	-
Net cash provided by investing activities	3,389,000	-

Cash flows from financing activities:
Proceeds from $3.00 common stock issuances net of costs	7,001,000	-
Proceeds from $8.00 common stock issuances net of costs	9,005,000	-
Proceeds from $5.50 common stock issuances net of costs	15,411,000	-
Proceeds from exercise of $5.00 warrants	4,635,000	-
Proceeds from $4.00 common stock net of costs	-	12,307,000
Proceeds/payment of short-term debt	(400,000)	400,000
Net cash provided by financing activities	35,652,000	12,707,000

Net increase in cash and cash equivalents	28,618,000	11,096,000
Cash and cash equivalents at beginning of year	11,520,000	424,000
Cash and cash equivalents at end of year	$40,138,000	$11,520,000

Supplemental cash flow information:
Cash paid for interest	$7,000	$7,000

Supplemental disclosure of noncash transactions
Shares issued to holders of Abeona Ohio for acquisition	31,758,000	-
Contingent milestones to Abeona Ohio members	2,591,000	-
Licensed technology from Abeona Ohio	2,156,000	-
Conversion of Series A preferred stock unpaid dividends and interest into shares of common stock	-	7,081,000
Conversion of Series B preferred stock unpaid dividends and interest and liquidated damages into shares of common stock	-	3,094,000
Cancel treasury stock	-	4,000
Payable in cash or future issuance of common shares for licensed technology	-	5,000,000
Preferred stock dividends in dividends payable	-	2,875,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two years ended December 31, 2015

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. Abeona's lead programs are ABO-101 (AAV NAGLU) and ABO-102 (AAV SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIB and IIIA, respectively). We are also developing ABO-201 (AAV CLN3) gene therapy for Juvenile Neuronal Ceroid Lipofuscinoses (JNCL) also known as juvenile Batten disease; and ABO-301 (AAV FANCC) for Fanconi anemia (FA) disorder using a novel CRISPR/Cas9-based gene editing approach to gene therapy program for rare blood diseases. In addition, we are also developing rare plasma protein therapies including PTB-101 SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD using our proprietary SDF™ (Salt Diafiltration) ethanol-free process.

Certain amounts have been reclassified to conform with current period classification.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the financial statements of Abeona Therapeutics Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates and assumptions.

Segments

The Company operates in a single segment.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and 2014, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables

Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2015 and 2014, no allowance was recorded as all accounts are considered collectible.

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

Licensed Technology

We maintain licensed technology on our consolidated balance sheet until either the licensed technology agreement underlying it is completed or the asset becomes impaired. When we determine that an asset has become impaired or we abandon a project, we write down the carrying value of the related intangible asset to its fair value and take an impairment charge in the period in which the impairment occurs.

Generally licensed technology is amortized over the life of the patent or the agreement.

We test our intangible assets for impairment on an annual basis, or more frequently if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug. In connection with each annual impairment assessment and any interim impairment assessment, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our consolidated balance sheet.

In 2015, we did not impair any licensed technology.

Gene therapy license agreements

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises 1 patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, Abeona has secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABX-A and ABX-B in the U.S. Abeona will be seeking Orphan Drug Status within the EMA, which will grant 10 years of post-market exclusivity in the European Union.

The license is amortized over the life of the license of 20 years.

Plasma-based therapeutics license agreements

On September 22, 2014, we entered into an exclusive, worldwide licensing agreement with Plasma Technologies LLC (“Licensor”) to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its patented methods for the extraction of therapeutic biologics from human plasma. Under the terms of the licensing agreement, as amended on January 23, 2015, we paid a license fee of $1 million in cash, will pay $4,000,000 in cash or 1,096,151 shares of our common stock in 2017, a regulatory approval milestone payment of 513,375 shares of our common stock upon the first FDA regulatory approval of a drug derived from the Licensor’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with Licensor’s proprietary SDF process.

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

Goodwill

As of December 31, 2015, goodwill of $32.5 million was recorded on the Company's consolidated balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but is rather tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

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

General and administrative expense

General and administrative expenses primarily consist of personnel, contract personnel, personnel expenses to support our administrative and operating activities, facility costs and professional expenses (i.e., legal expenses), and investor relations fees.

Other Income

In 2015 and 2014, we recognized miscellaneous income of $4,026,000 and $45,000, respectively, due to the termination of the milestone recorded on the contingent consideration liability in 2015 and sales of platinum and monomers in 2014 and write-offs and settlements of other accounts payable for both years.

In some of our license agreements we are responsible as agent for arranging the manufacture of MuGard (mucoadhesive oral wound rinse) and have entered into supply agreements with our license partners. Terms vary with each agreement but generally we arrange for the manufacture of MuGard with a third-party and receive a fee to cover our administration, handling and overhead costs. The income is recorded in other income.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2015 and 2014, we did not recognize any uncertain tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions for the years ended 2012, 2013 and 2014. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Income (Loss) Per Share

We have presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income (loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, preferred stock and warrants. Common equivalent shares have not been included in the net loss per share calculations for years ended December 31, 2015 and 2014 because the effect of including them would have been anti-dilutive.

Basic and diluted net loss per share were determined as follows:

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2015	2014

Net loss allocable to common stockholders	$(14,526)	$(29,653)

Weighted average shares outstanding	27,597,434	1,942,905
Basic and diluted net loss per common share	$(0.53)	$(15.26)

Net loss allocable to common stockholders	$(14,526)	$(29,653)

We did not include the following securities in the table below in the computation of diluted net loss per common share because the securities were anti-dilutive during the periods presented:

	For the year ended December 31,
	2015	2014

Warrants	3,799,024	4,164,756
Stock options	2,324,084	210,134
Total	6,123,108	4,374,890

Stock-Based Compensation

We account for stock based compensation expense in accordance with FASB ASC 718, Stock Based Compensation. We have two stock-based compensation plans under which incentive and qualified stock options and restricted shares could be granted to employees, directors and consultants. Our 2015 Equity Incentive Plan was approved by shareholders in May 7, 2015. As of January 20, 2015, no further grants can be made under our old plan, the 2005 Equity Incentive Plan. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value for the employees and directors and vesting date fair value for consultants of the award. We use the Black-Scholes option pricing model to value our options.

The following table summarizes stock-based compensation for the years ended December 31, 2015 and 2014 which was allocated as follows (in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Research and development	$773	$104
General and administrative	3,595	1,201
Stock-based compensation expense included in operating expense	4,368	1,305

Total stock-based compensation expense	4,368	1,305
Tax benefit	-	-
Stock-based compensation expense, net of tax	$4,368	$1,305

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 10, 2014, we entered into an Unsecured Grid Note, for up to $250,000 with SCO Capital Partners LLC (SCO). As of December 31, 2014 we had drawn a total of $250,000. The interest rate was 8% per annum and the maturity date was August 31, 2015 unless a financing of at least $5,000,000 occurred. The financing occurred December 24, 2014 and the Grid Note was paid in full on January 5, 2015.

On September 10, 2014 we entered into a Share Exchange Agreement for Series B Preferred Stock between us and SCO and Beach Capital LLC whereby we agreed in connection with the consummation of the an offering for the Series B Preferred Stock to be converted into Common Stock. All Series B Preferred Stock dividends payable, interest on Series B Preferred Stock dividends payable and liquidated damages will be converted into Series B Preferred Stock just prior to an offering of at least $10 million. The Series B Preferred Stock, including the shares of Series B Preferred Stock issued upon conversion of all accrued dividends payable, interest on dividends payable and liquidated damages thereon, subject to a liquidation preference, will be exchanged for shares of Common Stock upon consummation of an offering at the offering price pursuant to a Share Exchange Agreement dated September 10, 2014. The conversion into Common Stock occurred on December 24, 2014.

On December 1, 2014, we entered into a second Unsecured Grid Note, for up to $250,000 with SCO. As of December 31, 2014 we had drawn a total of $150,000. The interest rate was 8% per annum and the maturity date was November 30, 2015 unless a financing of at least $5,000,000 occurred. The financing occurred December 24, 2014 and the Grid Note was paid in full on January 5, 2015.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	December 31,
	2015	2014
Equipment laboratory	$139,000	$-
Furniture and office equipment	209,000	14,000
Leasehold improvement	33,000	-

	381,000	14,000
Less accumulated depreciation and amortization	31,000	10,000
Property and equipment, net	$350,000	$4,000

Depreciation and amortization on property and equipment was $13,000 and $2,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 4 – LICENSED TECHNOLOGY

On September 22, 2014, we entered into an exclusive, worldwide, licensing agreement with Licensor to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its patented methods for the extraction of therapeutic biologics from human plasma.

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B.

Licensed technology consists of the following:

	December 31,
	2015	2014
Licensed technology	$7,156,000	$5,000,000
Less accumulated amortization	547,000	9,000
Licensed technology, net	$6,609,000	$4,991,000

Amortization on licensed technology was $538,000 and $9,000 for the years ended December 31, 2015 and 2014, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2015 is as follows:

2016	$582
2017	582
2018	582
2019	582
2020	582
Thereafter	3,699
Total	$6,609

NOTE 5 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($18,000 in 2015 and $17,500 in 2014) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of 60 investment options. Company contributions under the 401(k) Plan were $0 in 2015 and 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2015, we had a commitment under a non-cancelable operating lease for our New York office until December 31, 2016 totaling $187,000. We also had a non-cancelable operating lease for our Dallas office and lab until August 31, 2016 totaling $7,000. We had an operating lease for our Cleveland office and lab until December 31, 2025 totaling $2,520,000. We have the option to extend the lease for an additional five years. We can also terminate the lease early at December 31, 2020, at the end of year five, and pay for unamortized tenant improvements. Our total lease costs and unamortized tenant improvements would total $1,744,000 with the termination provision.

The five year lease payment schedule is (in thousands):

2016	$365
2017	241
2018	246
2019	250
2020	256
Thereafter	1,356
Total	$2,714

Rent expense for the years ended December 31, 2015 and 2014 was $219,000 and $178,000, respectively.

Legal

We are not currently subject to any material pending legal proceedings.

NOTE 7 - FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of receivables, accounts payable, short-term notes payable and payable to licensor approximate their carrying amounts due to the relatively short maturity of these instruments.

U.S. GAAP define’s fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are summarized below:

(in thousands)

Description	As of December 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities:
Contingent consideration	$2,591	$-	$-	$2,591	$3,898

(in thousands)

Description	As of December 31, 2014	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities:
Derivative liability- preferred stock	$-	$-	$-	$-	$(23,110)

In order to calculate the Level 3 Derivative liability - preferred stock, we used the Monte Carlo simulation to estimate future stock prices. The use of valuation techniques requires the Company to make various key assumptions for inputs into the model, including assumptions about the expected future volatility of the price of the Company’s stock. The preferred stock liability was converted into common stock on December 24, 2014.

NOTE 8 – PREFERRED STOCK

Series A Cumulative Convertible Preferred Stock

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

Accordingly, at January 1, 2009, we determined that the warrants and the Series A Preferred Stock conversion feature should be accounted for as derivative liabilities. The preferred stock conversion feature was determined to have no fair market value at both issuance dates as well as each reporting period until the third quarter of 2010 since management asserted that the likelihood of issuing any new equity at a price that would trigger the anti-dilution effect to be nil. During the third quarter of 2010 we were actively raising capital. With our stock price below $150.00 a share it was possible that we would sell shares below $150.00 per share. Since this would require an adjustment to our convertible preferred stock we recorded a derivative liability and expense at September 30, 2010. The derivative liability and expense was revalued at December 31, 2013 was $1,190,000; and at December 24, 2014 was $24,300,000. The change in the fair value of the derivative was a loss of $23,110,000 in 2014. The Series A Preferred Stock was converted into common stock at December 24, 2014 and the amount of the derivative liability was reclassified to stockholders equity.

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

Liquidated Damages

Pursuant to the terms of an Investor Rights Agreement with the Purchasers of Series A Preferred Stock, we were required to maintain an effective registration statement. The Securities and Exchange Commission declared the registration statement effective November 13, 2008 relating to a portion of such securities, and as a result, we accrued $857,000 in potential liquidated damages as of December 31, 2013 and December 31, 2012. Potential liquidated damages were capped at 10% of each holder’s investment. The accrued liquidated damages of $857,000 were converted into common stock at December 24, 2014.

Preferred Stock Dividends – Series A

Unpaid preferred stock dividends and interest of $6,913,416 accrued at December 24, 2014 was converted into common stock at December 24, 2014.

Preferred Stock Dividends – Series B

Unpaid preferred stock dividends and interest of $3,046,553 accrued at December 31, 2014 was converted into common stock at December 24, 2014.

NOTE 9 – STOCKHOLDERS’ EQUITY

2015 Financing

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

Warrants

There were warrants to purchase a total of 3,799,024 shares of common stock outstanding at December 31, 2015. All warrants were exercisable at December 31, 2015. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2015 Financing 7/31/15 (a)	20,000	$6.05	07/31/20
2015 Financing 5/11/15 (b)	625,000	10.00	11/11/17
2015 Financing 5/11/15 agent warrants (b)	50,000	11.00	5/11/20
2014 Financing 12/24/14 (c)	2,572,881	5.00	12/24/19
2014 Financing 12/24/14 agent warrants (c)	87,500	5.00	12/18/19
2012 Series B private placement (d)	400,001	25.00	10/24/18
2011 November private placement (e)	42,898	100.00	11/10&30/16
2011 November placement agent warrants (e)	744	83.50&100.00	11/10&30/16
Total	3,799,024

a)	In connection with the offering on July 31, 2015, the placement agent received warrants to purchase 20,000 share of common stock at $6.05 per share. The warrants are exercisable and expire on July 31. 2020.

b)	In connection with the offering on May 11, 2015, warrants to purchase 625,000 shares of common stock at $10.00 per share were issued. All of the warrants exercisable and expire November 11, 2017.

Also in connection with the offering on May 11, 2015, the placement agent received warrants to purchase 50,000 share of common stock at $11.00 per share. The warrants are exercisable and expire on May 11. 2020.

c)	In connection with an offering on December 24, 2014, warrants to purchase 3,500,000 shares of common stock at $5.00 per share were purchased and issued for $0.01 per warrant. All of the warrants are exercisable immediately and expire on December 24, 2019. At December 31, 2015, 2,572,881 warrants are outstanding.

Also in connection with the offering on December 24, 2014, the underwriter received warrants to purchase 87,500 shares of common stock at $5.00 per share. The warrants were exercisable on December 18, 2015 and expire on December 18, 2019.

d)	In connection with a private placement offering on October 25, 2012, warrants to purchase 400,001 shares of common stock at $25.00 per share were issued. All of the warrants are exercisable immediately and expire on October 24, 2018.

e)	In connection with a private placement offering on November 10 and 30, 2011, warrants to purchase 42,898 shares of common stock at $100.00 per share were issued. All of the warrants are exercisable immediately and 37,148 warrants expire November 10, 2016 and 5,750 warrants expire November 30, 2016.

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

NOTE 10 - STOCK OPTION PLANS

Our stock-based employee compensation plans described below:

2015 Equity Incentive Plan

We have a stock awards plan, (the 2015 Equity Incentive Plan), under which 5,000,000 shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. The 2015 Equity Incentive Plan, approved by our shareholders on May 7, 2015, replaced the previously approved stock option plan (the 2005 Equity Incentive Plan).

For the 2015 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2015: dividend yield of 0%; volatility of 102%; risk-free interest rate of 0.86%; and expected lives of 5.0 years. The weighted average fair value of options granted was $6.90 per share during 2015.

Summarized information for the 2015 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2015	-	$-
Granted, fair value of $5.18 per share	1,994,000	6.90
Outstanding options at December 31, 2015	1,994,000	6.90

Exercisable at December 31, 2015	35,000	7.34

There was no intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2015.

Further information regarding options outstanding under the 2015 Equity Incentive Plan at December 31, 2015 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$4.38 - 7.34	1,994,000	9.0	$6.90	35,000	9.0	$7.34

2005 Equity Incentive Plan

Under the 2005 Equity Incentive Plan, as amended, shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. As of January 20, 2015 no additional shares were available for grant under the 2005 Equity Incentive Plan. A total of 330,084 options were outstanding and exercisable under this plan at December 31, 2015.

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2015: dividend yield of 0%; volatility of 102%; risk-free interest rate of 1.41%; and expected lives of 4.6 years. The weighted average fair value of the options grants was $4.52 per share in 2015.

The assumptions for fiscal 2014 are: dividend yield of 0%; volatility of 102%; risk-free interest rate of 0.79%; and expected lives of 5.5 years. The weighted average fair value of the options granted was $14.50 per share in 2014.

Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2014	28,784	$59.00
Granted, fair value of $14.50 per share	212,500	18.50
Expired/forfeited	(31,200)	37.61
Outstanding options at December 31, 2014	210,084	20.19

Granted, fair value of $4.52	120,000	3.25
Outstanding options at December 31, 2015	330,084	13.49

Exercisable at December 31, 2015	319,884	15.02

The intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2015 was $13,000 and $12,000, respectively. At December 31, 2014, the intrinsic value related to the outstanding or exercisable options was none.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2015 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$3.25	120,000	4.0	$3.25	110,000	4.0	$3.25
$11.50 - 18.50	200,000	7.7	$18.33	199,800	7.7	$18.32
$30.50 - 42.50	4,000	4.1	$32.19	4,000	4.1	$32.19
$69.00	1,400	4.0	$69.00	1,400	4.0	$69.00
$113.50 – 157.50	4,684	5.0	$119.99	4,684	5.0	$119.99
	330,084		319,884

Note 11 - Abeona Therapeutics LLC Acquisition

On May 15, 2015, we agreed to issue an aggregate of 3,979,761 unregistered shares of our common stock to the members of Abeona Therapeutics LLC (Abeona Ohio). Abeona Ohio’s principal activities were focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. Abeona Ohio's lead program is ABO-101 (AA NAGLU) and ABO-102 (AAV SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB, respectively) in collaboration with patient advocate groups, researchers and clinicians, anticipated to commence clinical trials in 2016.

The initial consideration of $31,758,000 was calculated using the Company’s stock price on date of the closing, May 15, 2015 of $7.98 times the number of the Company shares (3,979,761) issued to Abeona Ohio members.

There is a contingent valuation on three milestones. Per the merger agreement with Abeona Ohio each milestone would consist of either cash, our stock or a combination of both, at the Company’s election, equivalent to a stated dollar amount. The fair value of the probability of achieving all three milestones was estimated at $6,489,000.

The following purchase price allocation is as follows:

Total purchase price
Initial consideration	$31,758,000
Contingent consideration	6,489,000
Total purchase price	$38,247,000

Allocation of the purchase price
Cash	$3,697,000
Accounts receivable	1,000
Prepaid expenses	28,000
Property and equipment	51,000
Other assets	1,000
Accounts payable	(153,000)
Total tangible assets	3,625,000

Licensing agreement	2,156,000
Goodwill	32,466,000

Total net asset value	$38,247,000

In connection with the acquisition $375,000 in merger costs were expensed.

The first milestone of receiving IND allowance from the FDA to initiate a Phase 1 clinical study from MPS IIIA or MPSIIIB by November 15, 2015 was not met after the measurement period ended. The Company recognized $3,898,000 in Miscellaneous Income for change in fair value of our contingent consideration liability.

Goodwill is not expected to be deductible for tax purposes.

NOTE 12 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2015	2014

Income taxes at U.S. statutory rate	$(4,939,000)	$(9,105,000)
Current year reserve	6,257,000	1,254,000
Other	(1,318,000)	7,851,000

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$68,636,000	$68,263,000
General business credit carryforwards	2,497,000	2,486,000
State credits	2,055,000	2,061,000
Property, equipment and goodwill	(25,000)	-
Stock options	3,678,000	542,000
Derivatives	(92,000)	(92,000)
Deferred revenue	1,669,000	92,000
Intangible assets	595,000	464,000
Accrued interest	253,000	253,000
Other	231,000	231,000
Gross deferred tax assets	79,497,000	74,300,000
Valuation allowance	(79,497,000)	(74,300,000)
Net deferred taxes	$-	$-

At December 31, 2015, we had approximately $209,666,000 of net operating loss carryforwards and approximately $2,497,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2016	$-	$-
2017	-	-
2018	3,324,000	112,000
Thereafter	206,342,000	2,385,000
	$209,666,000	$2,497,000

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