Form 10-Q
period 2016-06-30
ABEONA THERAPEUTICS INC.
filed 2016-08-15
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of August 15, 2016 was 33,545,703 shares.

ABEONA THERAPEUTICS INC.

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the future success of our marketed products and products in development, our belief that advances in biotechnology will provide significant opportunities to develop new treatments for rare diseases, our sales projections, and the sales projections of our licensing partners, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our expectations to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance, our ability to achieve profitability on a sustained basis or at all, our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

The response to this Item is submitted as a separate section of this report. See page 16.

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

Recent Developments

On August 4, 2016 we announced European regulatory approval for Phase 1/2 Gene Therapy Clinical Trial utilizing ABO-102 for patients with MPS IIIA. The clinical study was approved by the Agencia Espanola de Medicamentos y Productos Sanitarios, and the Company is conducting the Phase 1/2 clinical study at Cruces University Hospital (Bilbao, Spain).

We entered into an agreement (“Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for epidermolysis bullosa (“EB”). The Agreement became effective on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and wishes to have Abeona exercise such rights and enter into a license with Stanford for such technology, and perform preclinical development and perform clinical trials of a gene therapy treatment for Epidermolysis Bullosa based upon such in-licensed technology. Abeona shall also enter into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and Abeona shall perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

In connection with the Agreement Abeona will issue to EBRP and EBMRF an aggregate of 750,000 unregistered shares of Abeona Common Stock, $0.01 par value per share, 375,000 each to EBRP and EBMRF. The offer, sale, and issuance of the shares of Abeona common stock are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities under the Agreement agreed that day are acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are to be affixed to the securities to be issued in conjunction with the Agreement. The shares will be subject to restrictions on selling, transferring or otherwise disposing of such shares. These restrictions shall lapse with respect to an aggregate 250,000 shares on the first anniversary of the issue date; and with respect to an additional aggregate 500,000 shares on the second anniversary of the issue date. We have an option to acquire an additional license in the future for an additional amount shares as set forth in the Agreement.

On August 3, 2016 we also entered into two licensing agreements between us and Stanford to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1). And the second agreement to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, we will pay a upfront licensing fees in cash, annual license maintenance fees and subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments on annual net sales of the licensed product.

On May 24, 2016 we announced that the FDA has allowed an IND Application for our Phase 1/2 Clinical Study for ABO-101 for patients with Sanfilippo syndrome type B to be conducted at Nationwide Children’s Hospital (Columbus, Ohio).

On May 17, 2016 we announced that the first patient in a Phase 1/2 trial for ABO-102, a single treatment gene therapy strategy for patients with Sanfilippo syndrome type A, has been enrolled at Nationwide Children’s Hospital (Columbus, Ohio).

Product Development Strategy

Abeona is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the United States. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have a severe and life-threatening disease. While rare diseases can affect any age group, about 50% of people affected are children (15 million), and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment—over 95% of rare diseases do not have a single FDA or EMA approved drug treatment. However, most rare diseases are often caused by changes in genes—80% are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

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

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) IIIA and IIIB. MPS III, also known as Sanfilippo syndromes type A and type B, MPS III is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. ABO-201 is a similar product, using an AAV to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single injection, these drugs are expected to be given only once.

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

On August 4, 2016 we announced European regulatory approval for Phase 1/2 Gene Therapy Clinical Trial utilizing ABO-102 for patients with MPS IIIA. The clinical study was approved by the Agencia Espanola de Medicamentos y Productos Sanitarios, and the Company is conducting the Phase 1/2 clinical study at Cruces University Hospital (Bilbao, Spain).

On May 24, 2016 we announced that the FDA has allowed an IND Application for our Phase 1/2 Clinical Study for ABO-101 for patients with Sanfilippo syndrome type B to be conducted at Nationwide Children’s Hospital (Columbus, Ohio).

On May 17, 2016 we announced that the first patient in a Phase 1/2 trial for ABO-102, a single treatment gene therapy strategy for patients with Sanfilippo syndrome type A, has been enrolled at Nationwide Children’s Hospital (Columbus, Ohio).

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

In contrast to the highly denaturing Cohn Process, Abeona’s SDF method involves a short two-step, ethanol-free salt precipitation process optimized to extract a wide range of therapeutically useful biologic proteins from human blood plasma. SDF enables the production of higher yields of these proteins compared with the Cohn Process.

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

Polymer Hydrogel Technology (PHT™)

MuGard® (mucoadhesive oral wound rinse) approved for mucositis, stomatitis, aphthous ulcers, and traumatic ulcers

MuGard® is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no other established treatment. MuGard, a proprietary nanopolymer formulation, received marketing clearance from the FDA in the US as well as Europe, China, Australia, New Zealand and Korea. We launched MuGard in the U.S. in 2010 and licensed MuGard for commercialization in the U.S. to AMAG Pharmaceuticals, Inc. (AMAG) in 2013. We licensed MuGard to RHEI Pharmaceuticals, N.V. (RHEI) for China and other Southeast Asian countries; Hanmi Pharmaceutical Co. Ltd. (Hanmi) for South Korea; and Norgine B.V. (Norgine) for the European Union, Switzerland, Norway, Iceland, Lichtenstein, Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended June 30, 2016. As of June 30, 2016, our cash and cash equivalents were $34,303,000.

As of June 30, 2016, our working capital was $25,914,000. Our working capital at June 30, 2016 represented a decrease of $13,177,000 as compared to our working capital of $39,091,000 as of December 31, 2015. The decrease in working capital at June 30, 2016 reflects six months of net operating costs and changes in current assets and liabilities and the classification of contingent consideration liability ($2,000,000) and payable to Licensor ($4,000,000) from long-term liabilities to current liabilities. The contingent consideration liability will be paid in Abeona common stock if the milestone is met. The payable to Licensor may be paid in cash or stock at our discretion.

Net cash used in operating activities for the six months ended June 30, 2016 was $5,632,000 as compared to $5,034,000 for the same period in 2015, an increase of $598,000. The increase was primarily due to higher research and development spending in the first six months of 2016 offset by a $1.0 million license payment made in the first quarter of 2015.

If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2016 of $322,847,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

SECOND QUARTER 2016 COMPARED TO SECOND QUARTER 2015

Our licensing revenue for the second quarter of each of 2016 and 2015 was $150,000 for each period. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $64,000 for second quarter of 2016 and $132,000 for the same period of 2015, a decrease of $68,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the second quarter of 2016 was $3,018,000, as compared to $610,000 for the same period of 2015, an increase of $2,408,000. The increase in expenses was primarily due to:

•	increased development work for the manufactured product for ABO-102 and other gene therapy products ($1,068,000);
•	increased salary and related costs ($605,000) from the hiring of scientific staff and annual bonus payments;
•	increased stock based compensation expense for granted stock options ($231,000) and granted stock ($62,000);
•	increased clinical costs for our clinical trial for ABO-102 and preparation for other clinical trials ($223,000); and
•	other net increases in research spending ($219,000).

Total general and administrative expenses were $3,730,000 for the second quarter of 2016, as compared to $3,667,000 for the same period of 2015, an increase of $63,000. The increase in expenses was due primarily to the following:

•	increased salary and related costs and annual bonus payments ($376,000);
•	increased stock based compensation expense for granted stock options ($346,000) offset by lower granted stock expense ($113,000);
•	offset by decreased legal fees ($299,000);
•	offset by decreased investor relations fees ($219,000); and
•	offset by decreased net other general and administrative expenses ($28,000).

Depreciation and amortization was $181,000 for the second quarter of 2016 as compared to $132,000 for the same period in 2015, an increase of $49,000. We are amortizing the licenses for SDF Alpha and ABO-101 and ABO-201 over the life of the patents. The increase is due to amortization of licensed technology of $15,000 and depreciation of $34,000.

Total operating expenses for the second quarter of 2016 were $6,929,000 as compared to total operating expenses of $4,409,000 for the same period of 2015, an increase of $2,520,000 for the reasons listed above.

Interest and miscellaneous income was $13,000 for the second quarter of 2016 as compared to $16,000 for the same period of 2015, a decrease of $3,000.

Interest and other expense was $1,000 for the second quarter of 2016 as compared to $2,000 in the same period of 2015, a decrease of $1,000.

Net loss for the second quarter of 2016 was $6,703,000, or a $0.20 basic and diluted loss per common share as compared to a net loss of $4,113,000, or a $0.16 basic and diluted loss per common share, for the same period in 2015, an increased loss of $2,590,000.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Our licensing revenue for the first six months of 2016 and 2015 was $301,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $148,000 for the first six months of 2016 and $239,000 for the same period of 2015, a decrease of $91,000. We licensed MuGard to AMAG on June 6, 2013 and currently receive quarterly royalties from AMAG under our agreement.

Total research and development spending for the first six months of 2016 was $4,873,000, as compared to $1,063,000 for the same period of 2015, an increase of $3,810,000. The increase in expenses was primarily due to:

•	increased development work for the manufactured product for ABO-102 and other gene therapy products ($1,393,000);
•	increased salary and related costs ($963,000) from the hiring of scientific staff and annual bonus payments;
•	increased stock based compensation expense for granted stock options ($553,000) and granted stock ($200,000);
•	increased clinical costs for our clinical trial for ABO-102 and preparation for other clinical trials ($252,000); and
•	other net increases in research spending ($449,000).

Total general and administrative expenses were $8,096,000 for the first six months of 2016, as compared to $5,356,000 for the same period of 2015, an increase of $2,740,000. The increase in expenses was due primarily to the following:

•	increased stock based compensation expense for granted stock options ($1,338,000) and granted stock ($1,642,000);
•	increased salary and related costs and annual bonus payments ($314,000);

•	increased net other general and administrative expense ($73,000).
•	offset by decreased investor relations fees ($397,000); and
•	offset by decreased legal fees ($230,000).

Depreciation and amortization was $355,000 for the first six months of 2016 as compared to $250,000 for the same period in 2015, an increase of $105,000. We are amortizing the licenses for SDF Alpha and ABO-101 and ABO-201 over the life of the patents. The increase is due to amortization of licensed technology of $44,000 and depreciation of $61,000.

Total operating expenses for the first six months of 2016 were $13,324,000 as compared to total operating expenses of $6,669,000 for the same period of 2015, an increase of $6,655,000 for the reasons listed above.

Interest and miscellaneous income was $631,000 for the first six months of 2016 as compared to $19,000 for the same period of 2015, an increase of $612,000. Miscellaneous income is higher in 2016 than for the same period in 2015 due to the change in the fair value of our contingent consideration liability ($591,000) related to the acquisition of Abeona Therapeutics LLC and interest income and other income ($21,000).

Interest and other expense was $3,000 for the six months of 2016 as compared to $3,000 in the same period of 2015.

Net loss for the six months of 2016 was $12,247,000, or a $0.37 basic and diluted loss per common share as compared to a net loss of $6,113,000, or a $0.27 basic and diluted loss per common share, for the same period in 2015, an increased loss of $6,134,000.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2016, we issued 52,690 shares of restricted common stock, at a price of $2.85 per share to a foundation per a previous agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6.	EXHIBITS.

Exhibits:

10.1	Form of Indemnification Agreement, between us and directors and officers of the Company

31.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ABEONA THERAPEUTICS INC.

Date: August 15, 2016	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,303,000	$40,138,000
Receivables	112,000	115,000
Prepaid expenses and other current assets	206,000	315,000
Total current assets	34,621,000	40,568,000
Property and equipment, net	639,000	350,000
Licensed technology, net	6,318,000	6,609,000
Goodwill	32,466,000	32,466,000
Other assets	108,000	62,000
Total assets	$74,152,000	$80,055,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,105,000	$875,000
Current portion of deferred revenue	602,000	602,000
Contingent consideration liability	2,000,000	-
Payable due Licensor	4,000,000	-
Total current liabilities	8,707,000	1,477,000
Contingent consideration liability	-	2,591,000
Payable due Licensor	-	4,000,000
Long-term deferred revenue	3,965,000	4,266,000
Total liabilities	12,672,000	12,334,000
Commitments and contingencies
Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares;
issued, 32,795,703 at June 30, 2016 and 32,743,013 at	328,000	328,000
December 31, 2015	383,999,000	377,993,000
Additional paid-in capital	(322,847,000)	(310,600,000)
Accumulated deficit	61,480,000	67,721,000
Total stockholders' equity
Total liabilities and stockholders' equity	$74,152,000	$80,055,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
License revenues	$150,000	$150,000	$301,000	$301,000
Royalties	64,000	132,000	148,000	239,000
Total revenues	214,000	282,000	449,000	540,000

Expenses
Research and development	3,018,000	610,000	4,873,000	1,063,000
General and administrative	3,730,000	3,667,000	8,096,000	5,356,000
Depreciation and amortization	181,000	132,000	355,000	250,000
Total expenses	6,929,000	4,409,000	13,324,000	6,669,000
Loss from operations	(6,715,000)	(4,127,000)	(12,875,000)	(6,129,000)

Interest and miscellaneous income	13,000	16,000	631,000	19,000
Interest and other expense	(1,000)	(2,000)	(3,000)	(3,000)
	12,000	14,000	628,000	16,000
Net loss	$(6,703,000)	$(4,113,000)	$(12,247,000)	$(6,113,000)

Basic and diluted loss per common share	$(0.20)	$(0.16)	$(0.37)	$(0.27)

Weighted average number of common shares outstanding	32,784,123	25,695,973	32,763,568	22,855,642

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total stockholders
	Shares	Amount	capital	deficit	equity
Balance December 31, 2015	32,743,013	$328,000	$377,993,000	$(310,600,000)	$67,721,000
Restricted common stock issued to employees and directors	-	-	1,892,000	-	1,892,000
Stock option compensation expense	-	-	1,592,000	-	1,592,000
Net loss	-	-	-	(5,544,000)	(5,544,000)
Balance March 31, 2016	32,743,013	$328,000	$381,477,000	$(316,144,000)	$65,661,000

Restricted common stock issued to employees and directors	-	-	987,000	-	987,000
Restricted common stock issued for $2.85	52,690	-	150,000	-	150,000
Stock option compensation expense	-	-	1,385,000	-	1,385,000
Net loss	-	-	-	(6,703,000)	(6,703,000)
Balance June 30, 2016	32,795,703	$328,000	$383,999,000	$(322,847,000)	$61,480,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,247,000)	$(6,113,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	355,000	250,000
Stock option compensation expense	2,977,000	1,128,000
Stock issued to directors, employees and consultants	2,879,000	1,068,000
Stock issued for services	-	162,000
Change in operating assets and liabilities:
Receivables	3,000	(294,000)
Prepaid expenses and other current assets	109,000	(194,000)
Other assets	(46,000)	(9,000)
Accounts payable	1,230,000	(731,000)
Contingent consideration liability	(591,000)	-
Deferred revenue	(301,000)	(301,000)
Net cash used in operating activities	(5,632,000)	(5,034,000)

Cash flows from investing activities:
Capital expenditures	(353,000)	(14,000)
Cash from Abeona Ohio	-	3,697,000
Net cash (used in) provided by investing activities	(353,000)	3,683,000

Cash flows from financing activities:
Proceeds from $3.00 common stock issuances net of costs	-	7,001,000
Proceeds from $8.00 common stock issuances net of costs	-	9,005,000
Proceeds from exercise of $5.00 warrants	-	4,635,000
Proceeds from $2.85 restricted common stock issuance	150,000	-
Payment of short-term debt	-	(400,000)
Net cash provided by financing activities	150,000	20,241,000

Net increase (decrease) in cash and cash equivalents	(5,835,000)	18,890,000
Cash and cash equivalents at beginning of period	40,138,000	11,520,000
Cash and cash equivalents at end of period	$34,303,000	$30,410,000

Supplemental disclosure of noncash transactions:
Shares issued to holders of Abeona Ohio for acquisition	$-	$31,758,000
Contingent milestones to Abeona Ohio members	-	6,489,000
Licensed technology from Abeona Ohio	-	2,156,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2016 and 2015

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

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2015 contains financial information taken from the audited Abeona financial statements as of that date.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2016		December 31, 2015
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Licensed technology	$7,156	$838	$7,156	$547

Amortization expense related to intangible assets totaled $146,000 and $291,000 for the three and six months ended June 30, 2016, respectively, and totaled $116,000 and $232,000 for the three and six months ended June 30, 2015, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2016 is as follows (in thousands):

2016	$290
2017	582
2018	582
2019	582
2020	582
over 5 years	3,700

Total	$6,318

(3)	Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below:

(in thousands)
Description	As of June 30, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Licensed technology (net)	$6,318	$-	$-	$6,318	$-
Goodwill	32,466	-	-	32,466	-

Liabilities:
Contingent consideration	$2,000	$-	$-	$2,000	$591

(in thousands)
Description	As of December 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)
Liabilities:
Contingent consideration	$2,591	$-	$-	$2,591	$3,898

(4)	Stock Based Compensation and Restricted Stock Compensation

For the three and six months ended June 30, 2016, we recognized stock-based compensation expense of $1,385,000 and $2,977,000, respectively. For the three and six months ended June 30, 2015 we recognized stock-based compensation expense of $904,000 and $1,128,000, respectively.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$314,000	$86,000	$664,000	$104,000
Selling, general and administrative	1,071,000	818,000	2,313,000	1,024,000
Stock-based compensation expense included in operating expense	$1,385,000	$904,000	$2,977,000	$1,128,000

For the three and six months ended June 30, 2016 we granted 125,000 and 1,440,000 stock options, respectively, and for the three and six months ended June 30, 2015 we granted 1,695,000 and 1,815,000 stock options.

For the three and six months ended June 30, 2016, we recognized restricted stock compensation expense of $987,000 and $2,879,000, respectively. For the three and six months ended June 30, 2015 we recognized stock-based compensation expense of $1,036,000 and $1,036,000, respectively.

The following table summarizes restricted stock compensation expense for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$62,000	$75,000	$200,000	$91,000
Selling, general and administrative	925,000	961,000	2,679,000	977,000
Restricted stock compensation expense included in operating expense	$987,000	$1,036,000	$2,879,000	$1,068,000

For the three and six months ended June 30, 2016 no shares were granted to directors and employees. For the three and six months ended June 30, 2015 we granted 1,350,000 and 1,360,000 shares, respectively of our common stock to directors and employees.

(5)	Litigation

We are not currently subject to any material legal proceedings.

(6)	Subsequent Events

We entered into an agreement (“Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for epidermolysis bullosa (“EB”). The Agreement became effective on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and wishes to have Abeona exercise such rights and enter into a license with Stanford for such technology, and perform preclinical development and perform clinical trials of a gene therapy treatment for Epidermolysis Bullosa based upon such in-licensed technology. Abeona shall also enter into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and Abeona shall perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

In connection with the Agreement Abeona will issue to EBRP and EBMRF an aggregate of 750,000 unregistered shares of Abeona Common Stock, $0.01 par value per share, 375,000 each to EBRP and EBMRF. The offer, sale, and issuance of the shares of Abeona common stock are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities under the Agreement agreed that day are acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are to be affixed to the securities to be issued in conjunction with the Agreement. The shares will be subject to restrictions on selling, transferring or otherwise disposing of such shares. These restrictions shall lapse with respect to an aggregate 250,000 shares on the first anniversary of the issue date; and with respect to an additional aggregate 500,000 shares on the second anniversary of the issue date. We have an option to acquire an additional license in the future for an additional amount shares as set forth in the Agreement.

On August 3, 2016 we also entered into two licensing agreements between us and Stanford to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1). And the second agreement to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, we will pay a upfront licensing fees in cash, annual license maintenance fees and subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments on annual net sales of the licensed product.

