Form 10-K
period 2016-12-31
ABEONA THERAPEUTICS INC.
filed 2017-03-30
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3333 Lee Parkway, Suite 600, Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2016, was approximately $41,676,000.

The number of shares outstanding of the registrant’s common stock as of March 30, 2017 was 40,255,082 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING STATEMENTS

This Form 10-K (including information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our belief that advances in biotechnology will provide significant opportunities to develop new treatments for rare diseases, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (‘‘FDA’’) applications, as well as our drug development strategy, our clinical development organization expectations regarding our rate of technological developments and competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our belief that recently licensed technology will enable us to provide new therapeutic applications and expand market opportunities while enhancing margins, our belief that we will continue to evaluate the most cost-effective methods to advance our programs, our ability to achieve profitability on a sustained basis or at all, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH) and ABO-101 (AAV-NAGLU), adeno-associated virus (AAV) based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB, respectively). We are also developing EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), EB-201 for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (INCL), and ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition, we have a plasma-based protein therapy platform, using our proprietary SDFTM (Salt Diafiltration) ethanol-free process. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Product Development Strategy

Abeona is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the U.S. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have one. While rare diseases can affect any age group, about 50% of people affected are children (15 million) and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment - over 95% of rare diseases do not have a single FDA or EMA approved drug treatment. However, most rare diseases are often caused by changes in genes - approximately 80% are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

Developing Next Generation Gene Therapy

Gene therapy is the use of DNA as a potential therapy to treat a disease. In many disorders, particularly genetic diseases caused by a single genetic defect, gene therapy aims to treat a disease by delivering the correct copy of DNA into a patient’s cells. The healthy, functional copy of the therapeutic gene then helps the cell function correctly. In gene therapy, DNA that encodes a therapeutic protein is packaged within a “vector”, often a “naked” virus, which is used to transfer the DNA to the inside of cells within the body. Gene therapy can be delivered by a direct injection, either intravenously (IV) or directly into a specific tissue in the body, where it is taken up by individual cells. Once inside cells, the correct DNA is expressed by the cell machinery, resulting in the production of missing or defective protein, which in turn is proposed to treat the patient’s underlying disease and can provide long-term benefit.

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

Lysosomal storage diseases (LSDs) are a group of rare inborn errors of metabolism resulting from deficiency in normal lysosomal function. These diseases are characterized by progressive accumulation of storage material within the lysosomes of affected cells, ultimately leading to cellular dysfunction. Multiple tissues ranging from musculoskeletal and visceral to tissues of the CNS are typically involved in disease pathology. Since the advent of enzyme replacement therapy (ERT) to manage some LSDs, general clinical outcomes have significantly improved; however, treatment with infused protein is lifelong and continued disease progression is still evident in patients. Thus, AAV-based gene therapy may provide a viable alternative or adjunctive therapy to current management strategies for LSDs.

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) IIIA and IIIB. Also known as Sanfilippo syndromes type A and type B, MPS III is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. ABO-201 is a similar product, using an AAV to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single injection, these drugs are only given once to a patient.

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

Plasma-based therapeutic platform using the SDF™ technology platform

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

Polymer Hydrogel Technology (PHT™)

MuGard® (mucoadhesive oral wound rinse) approved for mucositis, stomatitis, aphthous ulcers, and traumatic ulcers

MuGard is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no other established treatment. MuGard, a proprietary nanopolymer formulation, has received marketing clearance from the FDA in the U.S. as well as Europe, China, Australia, New Zealand and Korea. We launched MuGard in the U.S. in 2010 and licensed MuGard for commercialization in the U.S. to AMAG Pharmaceuticals, Inc. (AMAG) in 2013. We licensed MuGard to RHEI Pharmaceuticals, N.V. (RHEI) for China and other Southeast Asian countries in 2010; Hanmi Pharmaceutical Co. Ltd. (Hanmi) for South Korea in 2014; and Norgine B.V. (Norgine) for the European Union, Switzerland, Norway, Iceland, Lichtenstein, Australia and New Zealand in 2014.

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

Gene Therapy licensed patents

We have secured an exclusive license in the field of use through Nationwide Children’s Hospital to the ABO-101 and ABO-102 patent portfolio for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio (13/491,326 and 14/950,387) comprises one patent family: ‘‘Products and methods for delivery of polynucleotides by adeno-associated virus for lysosomal storage disorders’’.

Additionally, we have secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABO-101 and ABO-102 in the U.S. ABO-101 and ABO-102 are also eligible for 12 years of Biologics exclusivity upon approval in the US and 10 years of exclusivity in the EU upon marketing authorization. We have secured Orphan Drug Status within the EMA for both ABO-101 and ABO-102, which will grant 10 years of post-market exclusivity in the European Union.

We licensed the exclusive rights to an international patent application (WO 2016/100575) and priority applications (62/092,501 and 62/146,793) from the UNeMed Corporation. The patents are ‘‘Compositions and Methods for the Treatment of Juvenile Neuronal Ceroid Lipofuscinosis’’ and ‘‘Gene Therapy for Juvenile Batten Disease’’ for an AAV gene therapy for the treatment of juvenile Batten disease.

We licensed patent applications (international patent application WO 2015/179540 and priority application, 62/000,590), ‘‘Method for Editing a Genetic Sequence’’ with an exclusive, field of use, worldwide, agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with Fanconi anemia (FA) disorder and other rare blood diseases.

We licensed two patent applications (13/594,773 and EP 12756603.2) with a nonexclusive license agreement with Stanford University with exclusivity for an AAV delivery vector for the treatment of Fanconi Anemia and a rare blood disease platform.

We licensed a patent family (US Patent No. 9,169,299, and pending applications 14/853,552, and EP 12756603.2) entitled ‘‘AAV Capsid Proteins for Nucleic Acid Transfer’’ from The Board of Trustees of the Leland Stanford Junior University.

We licensed a patent application (62/274,700) entitled ‘‘Gene Therapy for Recessive Dystrophic Epidermolysis Bullosa using Genetically Corrected Autologous Keratinocytes’’ from The Board of Trustees of the Leland Stanford Junior University. This exclusive agreement provides an exclusive license to this technology for the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB).

We licensed a patent family (international patent application WO 2016/081811) from The University of North Carolina at Chapel Hill entitled ‘‘AAV Vectors Targeted to the Central Nervous System.’’ This agreement provides an exclusive license to the AAV Vector Library for a number of diseases.

We licensed a patent family (US Patents Nos. 7,588,772, 8,067,014, 8,574,583, and 8,906,387) from The Board of Trustees of the Leland Stanford Junior University. This agreement provides an exclusive license to the use of AAV DJ for the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB).

We licensed a patent application (62/349,411) from The University of North Carolina at Chapel Hill entitled ‘‘CLN1 Genome Design for AAV Vectors’’. This agreement provides an exclusive field of use license for the treatment of Infantile Batten Disease.

We are aware of an issued U.S. patent owned by a third party directed to the AAV9 viral vector and methods for its use. This patent was issued in 2002. We understand that the owner of this patent grants licenses under the patent from time to time, and we expect that, prior to commercializing our ABO-101 or ABO-102 product candidates (which utilize the AAV9 vector), we would seek to license this patent. Other licensed technologies may also require the licensing of additional patents for commercialization.

Plasma based patents

We licensed our SDF patents from Plasma Technologies LLC (“PlasmaTech”) issued U.S. Patents (Nos. 7,879,331, 7,879,332, and 8,293,242), the last of which expires in September 2025. We have also licensed issued patents in Europe, China, Canada and Australia and a pending application in India.

MuGard patents

For our mucoadhesive liquid technology, used in MuGard, two U.S. patents have been issued and two European patents have been granted. Two European patents have been granted and validated in numerous European countries. Patents have also been granted in several other major territories worldwide. Our mucoadhesive liquid technology patents and applications cover a range of products for a variety of diseases and conditions affecting the oral cavity, including the management of the various phases of mucositis. MuGard mucoadhesive technology patents expire in 2022.

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

License Agreements

Gene therapy license agreements

On May 15, 2015, we acquired Abeona Therapeutics LLC (Abeona Ohio) which had an exclusive license through Nationwide Children’s Hospital to the ABO-101 and ABO-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises 1 patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, Abeona has secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABO-101 and ABO-102 in the U.S. Abeona has also secured Orphan Drug Status within the EMA for both ABO-101 and ABO-102, which will grant 10 years of post-market exclusivity in the European Union.

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

On October 14, 2015, we entered into a sponsored research agreement with UNMC to support ongoing AAV/CLN3 projects in the amount of $215,000.

On August 3, 2016, we announced that we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for Epidermolysis Bullosa (“EB”). The EB Agreement became effective, August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and wishes to have Abeona exercise such rights and enter into a license with Stanford for such technology, and perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology. Abeona will also enter into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and Abeona will perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

In connection with the EB Agreement Abeona issued to EBRP and EBMRF an aggregate of 750,000 unregistered shares of Abeona Common Stock, $0.01 par value per share, 375,000 each to EBRP and EBMRF. The offer, sale, and issuance of the shares of Abeona common stock are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities under the EB Agreement agreed that they are acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are to be affixed to the securities to be issued in conjunction with the EB Agreement. The shares are subject to restrictions on selling, transferring or otherwise disposing of such shares. These restrictions lapse with respect to an aggregate 250,000 shares on the first anniversary of the issue date; and with respect to an additional aggregate 500,000 shares on the second anniversary of the issue date. We have an option to acquire an additional license in the future for an additional amount shares as set forth in the EB Agreement.

On August 3, 2016, we also entered into two licensing agreements between us and Stanford to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, we paid upfront licensing fees in cash, and will pay annual license maintenance fees and, subject to the achievement of certain milestones, regulatory approval milestone payments, as well as royalty payments on annual net sales of the licensed product.

Plasma-based therapeutics license agreements

On September 22, 2014, we entered into an exclusive, worldwide, licensing agreement with Plasma Technologies LLC to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its patented methods for the extraction of therapeutic biologics from human plasma. Under the terms of the licensing agreement, as amended on January 23, 2015, we paid a license fee of $1 million in cash, will pay $4,000,000 in cash or 1,096,151 shares of our common stock in 2017, a regulatory approval milestone payment of 513,375 shares of our common stock upon the first FDA regulatory approval of a drug derived from the PlasmaTech’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with PlasmaTech’s proprietary SDF process. We are currently negotiating the outstanding $4,000,000 payable, in accordance with the dispute resolution terms of the license agreement.

MuGard license agreements

On June 6, 2013, we entered into an exclusive license agreement with AMAG related to the commercialization of MuGard in the U.S. and its territories. Under the terms of the licensing agreement, we received an upfront licensing fee of $3.3 million and will receive a tiered, double-digit royalty on net sales of MuGard in the licensed territories. AMAG also purchased our existing MuGard inventory. The $3.3 million license fee is accounted for as deferred revenue and is recognized over ten years, which is the life of the license agreement. The license term expires June 6, 2023. The license can also terminate in the event of breach by either us or AMAG or by AMAG at any time with 180 days prior notice of termination.

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi related to MuGard commercialization in South Korea. Under the terms of the agreement, we received an upfront licensing fee and double digit royalties on sales of MuGard in the licensed territory. The license term expires February 26, 2024. The license can also terminate in the event of breach by either party or by Hanmi at anytime with 180 days prior notice of termination.

On August 7, 2014, we entered into an exclusive license agreement with Norgine, a leading independent European specialty pharmaceutical company, for the commercialization of MuGard in Europe. Under the terms of the license agreement, we could receive up to $10 million in milestone payments and an escalating double digit royalty on the net sales of the oral mucositis product, MuGard, in the licensed territories. Norgine will develop, manufacture, and commercialize MuGard in the European Union, Switzerland, Norway, Iceland and Lichtenstein. Norgine began a rolling commercial launch of MuGard in 2016.

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

Gene therapy competition

The gene therapy industry is highly competitive and driven by several large competitors including Bluebird, Voyager, Regenxbio, Spark, Dimension, Avalanche, uniQure, and Lysogene. We face competition from both U.S. based and international-based producers of plasma products who may have greater access to capital, production facilities and resources for both research and development as well as commercialization.

Plasma-based therapeutics competition

The plasma therapeutics industry is highly competitive and driven by several large competitors including Baxter International, Inc. (“Baxter”), CSL Behring (“CSL”) and Grifols SA (“Grifols”). Each of these groups produce A1PI under the name of the following: Baxter (Aralast, license of Glassia from Kamada), CSL (Zemairia) and Grifols (Prolastin). Other regional competitors include, but are not limited to, BPL, Kedrion, LFB Group SA, and Octapharma AG. We face competition from both U.S.-based and international based producers of plasma products who may have greater access to capital, production facilities and resources for both research and development as well as supplies of plasma. Furthermore, plasma derived products also face competition from products that are not derived from plasma, including recombinant products, and other courses of treatment.

MuGard competition

ActoGeniX N.V., Alder Biopharmaceuticals, Inc., Applied Protein Sciences, LLC, Avaxia Biologics, Inc., BioAlliance Pharma S.A., BMG Pharma s.r.l., Camurus AB, DARA BioSciences, Inc., Galera Therapeutics, Inc. Jazz Pharmaceuticals, Maya Biotech Ltd., NephRx, Piramal Healthcare Ltd., Soligenix, Inc. and Synedgen are developing products to treat mucositis that may compete with our mucoadhesive liquid technology. Products that are marketed to treat mucositis include Caphosol by Jazz Pharmaceuticals, Gelclair by DARA BioSciences, Inc., Episil by Camurus AB, and Kepivance by Biovitrum.

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

Other Key Developments

On March 29, 2017, Harrison G. Wehner became our Executive Vice President, Plasma and resigned as our Chief Financial Officer.

On March 8, 2017, we announced that the European Medicines Agency (EMA) Committee for Orphan Medicinal Products granted Orphan Drug Designation for our EB-101 gene therapy program for patients with recessive dystrophic epidermolysis bullosa (RDEB).

On February 17, 2017, we announced an update on clinical results in the ongoing Phase 1/2 trial for ABO-102 (AAV-SGSH) at the 13th Annual WORLDSymposium™ 2017 lysosomal storage disorders conference in San Diego. The ongoing Phase 1/2 study is designed to evaluate safety and preliminary indications of efficacy of ABO-102 in subjects suffering from Mucopolysaccharidosis Type A (MPS IIIA or Sanfilippo syndrome type A). Observations demonstrated:

•	ABO-102 gene therapy well tolerated in 4 subjects (N=3 low dose, N=1 high dose) through 650 days follow up with no Serious Adverse Events.
•	63% +/- 0.5% central nervous system reduction of heparan sulfate GAG 6 months post-injection (N=2).
•	Continued evidence of biopotency including reduced liver and spleen volumes and decreased urinary GAGs.
•	Two subjects assessed at the 6-month time point showed evidence for stabilization or improvement (average 60% over 2 subjects) in several Mullen subdomains.
•	Adaptive behavior ratings on the Vineland stabilized.
•	Subjects showed improved ability to complete individual items on the Leiter-R non-verbal IQ assessment resulting in improved raw scores.

On February 1, 2017, we announced that the first high-dose subject was enrolled in the ongoing Phase 1/2 trial for ABO-102 (AAV-SGSH).

On January 25, 2017, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that due to the resignation of Mark J. Ahn, an independent director, the Company no longer complies with Nasdaq’s majority independent director requirement as set forth in Listing Rule 5605. We have a cure period until July 10, 2017 in order to regain compliance. The Company is actively looking for an independent director and plans to submit the required Nasdaq information before compliance deadlines and regain Nasdaq compliance.

On January 9, 2017, Mark J. Ahn, Ph.D., resigned from his position as Vice Chairman and director of the Company.

On January 3, 2017, we announced that the EMA Committee for Orphan Medicinal Products granted Orphan Drug Designation for our ABO-201 program (AAV-CLN3), the AAV-based single intravenous gene therapy program for juvenile Batten disease, a fatal lysosomal storage disease of the central nervous system caused by autosomal-recessive mutations in the CLN3 gene.

On November 1, 2016, we closed an underwritten public offering of 6,000,000 shares of common stock, at a public offering price of $7.00 per share. On November 23, 2016, we closed a follow-on offering of 293,889 shares as permitted by the underwriting agreement at the same offering price of $7.00 per share. The gross proceeds to the Company were approximately $44,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 25, 2016, we announced that the FDA granted Fast Track designation for ABO-102, a single intravenous injection of AAV gene therapy for subjects with MPS IIIA (Sanfilippo syndrome type A).

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
12

•	All three subjects demonstrated significant reductions in liver volume (17.7% +/- 1.9%), and spleen volume (17.6% +/- 7.1%) from baseline, as measured by MRI at 30 days post-injection.

The Data Safety Monitoring Board approved dose escalation of the high-dose cohort in the fourth quarter of 2016.

On October 18, 2016, we announced that the EMA Committee for Orphan Medicinal Products granted Orphan Drug Designation for our lead gene therapy program ABO-102 for the treatment of patients with Sanfilippo syndrome type A (MPS IIIA).

On October 7, 2016, we announced that preclinical data supporting clinical trials for ABO-201 (AAV-CLN3), the AAV-based single intravenous gene therapy program for juvenile Batten disease, (juvenile neuronal ceroid lipofuscinosis, JNCL), were published in the September 2016 issue of the Journal of Neuroscience. Researchers concluded that a single intravenous injection ‘‘led to widespread virus biodistribution in the brain, spinal cord, and eye’’ that was capable of ‘‘improving motor function, attenuating microglial and astrocyte activation, and reducing lysosomal pathology, all hallmarks of JNCL’’ at an age when significant lysosomal pathology had already manifested.

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

On September 8, 2016, we announced that we enrolled the fifth patient in the Phase 1/2 clinical trial for EB-101 (gene-corrected skin grafts). The Phase 1/2 clinical trial with gene-corrected skin grafts has shown promising wound healing and safety in patients with RDEB. Investigators at Stanford are now expanding enrollment to adolescent patients for the Phase 1/2 trial to determine the safety and efficacy of COL7A1 gene-corrected grafts on wound healing efficacy. Clinical data on the initial four patients in the Phase 1/2 trial were recently presented at the opening Plenary Session of the Society for Investigative Dermatology.

On August 9, 2016, we announced, together with the EB Research Partnership and EB Medical Research Foundation, a collaboration for the development of treatments for recessive dystrophic epidermolysis bullosa (RDEB). Clinical results for the lead EB program (EB-101) were presented at the opening Plenary Session of the Society for Investigative Dermatology in May 2016, and investigators at Stanford are recruiting patients for a Phase 2 clinical trial of EB-101 in adolescents age 13 and older to determine the effect of type VII collagen gene corrective grafts on wound healing efficacy.

On August 4, 2016, we announced European regulatory approval for Phase 1/2 Gene Therapy Clinical Trial utilizing ABO-102 for patients with MPS IIIA. The clinical study was approved by the Agencia Espanola de Medicamentos y Productos Sanitarios, and we anticipate conducting the Phase 1/2 clinical study in Spain this year.

On August 3, 2016, we announced that we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for Epidermolysis Bullosa (“EB”). The EB Agreement became effective, August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and wishes to have Abeona exercise such rights and enter into a license with Stanford for such technology, and perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology. Abeona will also enter into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and Abeona will perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

In connection with the EB Agreement Abeona issued to EBRP and EBMRF an aggregate of 750,000 unregistered shares of Abeona Common Stock, $0.01 par value per share, 375,000 each to EBRP and EBMRF. The offer, sale, and issuance of the shares of Abeona common stock are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities under the EB Agreement agreed that they are acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are to be affixed to the securities to be issued in conjunction with the EB Agreement. The shares are subject to restrictions on selling, transferring or otherwise disposing of such shares. These restrictions lapse with respect to an aggregate 250,000 shares on the first anniversary of the issue date; and with respect to an additional aggregate 500,000 shares on the second anniversary of the issue date. We have an option to acquire an additional license in the future for an additional amount shares as set forth in the EB Agreement.

On August 3, 2016, we also entered into two licensing agreements between us and Stanford to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, we paid upfront licensing fees in cash, and will pay annual license maintenance fees and, subject to the achievement of certain milestones, regulatory approval milestone payments, as well as royalty payments on annual net sales of the licensed product.

On May 24, 2016, we announced that the FDA allowed an IND Application for our Phase 1/2 Clinical Study for ABO-101 for patients with Sanfilippo syndrome type B to be conducted at Nationwide Children’s Hospital (Columbus, Ohio).

On May 17, 2016, we announced that the first patient in a Phase 1/2 trial for ABO-102, a single treatment gene therapy strategy for patients with Sanfilippo syndrome type A, had been enrolled at Nationwide Children’s Hospital (Columbus, Ohio).

On February 29, 2016, we announced the FDA cleared our Investigational New Drug Application for ABO-102 (AAV-SGSH), a single treatment strategy for Mucopolysaccharidosis Type IIIA (MPS IIIA). The ABO-102 IND application is now active and enables Nationwide Children’s Hospital (Columbus, OH) to initiate a Phase 1/2 clinical study designed to assess the safety, tolerability and potential efficacy of ABO-102 in children with MPS III A.

On January 11, 2016, we announced initial regulatory approval for Phase 1/2 gene therapy clinical studies for patients with Sanfilippo syndrome types A and B. The Interministerial Council of Genetically Modified Organisms approved the Genetically Modified Organism (GMO) Voluntary Release regulatory filings for both Phase 1/2 Gene Therapy Clinical Studies to treat patients with ABO-101 (AAV NAGLU) and ABO-102 (AAV SGSH) for patients with Sanfilippo syndrome type A (MPS IIIA) or type B (MPS IIIB). Additionally, the Comite Etico De Investigacion Clinica de Euskadi (CEIC-E) approved the ethical committee regulatory filings for both ABO-101 and ABO-102.

Corporate Information

Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our telephone number in Dallas is (214) 665-9495. We also have offices in New York at 1325 Avenue of the Americas, 27th Floor, New York, NY 10019. Our telephone number in New York is (212) 786-6201. We also have offices and laboratory in Ohio at 6555 Carnegie Ave., 4th Floor, Cleveland, OH 44103. Our phone number in Cleveland is (216) 282-8145.

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. On October 24, 2014 we changed our name to PlasmaTech Biopharmaceuticals, Inc. On May 15, 2015 we acquired Abeona Therapeutics LLC and on June 19, 2015 we changed our name to Abeona Therapeutics Inc.

Suppliers

Some materials used by us are specialized. We obtain materials from several suppliers based in different countries around the world. If materials are unavailable from one supplier we generally have alternate suppliers available.

Employees

As of March 30, 2017, we had 19 full-time employees, seven of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $332.5 million through December 31, 2016 and $310.6 million through December 31, 2015. Net loss allocable to common stockholders for the year ended December 31, 2016 was $21.9 million and the net loss for the year ended December 31, 2015 was $14.5 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates, from losses due to derivatives and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials.

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

To date, we have funded our operations primarily through private sales of common stock, preferred stock and convertible notes as well as public offerings of our common stock. Contract research payments and licensing fees from corporate alliances and mergers have also provided funding for our operations. Our ability to achieve significant revenue or profitability depends upon our licensees ability to successfully market MuGard in North America, Europe, Australia, New Zealand, Korea and China or to complete the development of our drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We are not expecting any significant revenues in the short-term from our products or product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, and any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business, financial condition and results of operations could be substantially harmed.

We have relied upon and plan to continue to rely upon third-parties, including contract research organizations, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our licensed ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our vendors are required to comply with current requirements on good manufacturing practices, or cGMP, good clinical practices, or GCP, and good laboratory practice, or GLP, which are a collection of laws and regulations enforced by the FDA, EMA or comparable foreign authorities for all of our drug candidates in clinical development.

Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

If any of our relationships with these third parties, medical institutions, clinical investigators or contract laboratories terminate, we may not be able to enter into arrangements with alternative contract research organizations on commercially reasonable terms, or at all. In addition, our contract research organizations are not our employees, and except for remedies available to us under our agreements with such contract research organizations, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

Contract research organizations may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our drug candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional contract research organizations, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization commences work replacing a previous contract research organization. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contract research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

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

We are aware of an issued U.S. patent owned by a third party directed to the AAV9 viral vector and methods for its use. This patent was issued in 2002. We understand that the owner of this patent grants licenses under the patent from time to time, and we expect that, prior to commercializing our ABO-101 or ABO-102 product candidates (which utilize the AAV9 vector), we would seek to license this patent. Other licensed technologies may also require the licensing of additional patents for commercialization.

We are substantially dependent on technologies we license from Nationwide Children’s Hospital for ABO-101 and ABO-102, and if we lose the license to such technologies or the applicable license is terminated for any reason, our ability to develop ABO-101 and ABO-102 would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

Our business is substantially dependent upon technology licensed from Nationwide Children’s Hospital. Pursuant to the Nationwide Children’s Hospital License Agreement, we have been granted exclusive rights for the intellectual property for ABO-101 and ABO-102. All of the intellectual property related to our ABO-101 and ABO-102 is currently owned by Nationwide Children’s Hospital, and we have the rights to use such intellectual property pursuant to the Nationwide Children’s Hospital License Agreement. Therefore, our ability to develop and commercialize our drug candidates depends entirely on the effectiveness and continuation of the Nationwide Children’s Hospital agreement. If we lose the right to license any of these key compounds, our ability to develop existing and new drug candidates would be harmed.

Nationwide Children’s Hospital has the right to terminate the Nationwide Children’s Hospital License Agreement under certain circumstances, including, but not limited to: (1) in the event of our insolvency or bankruptcy, (2) written notice with at least six month’s notice, or (3) if we default on certain of our material obligations and fail to cure the default within a specified period of time.

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

Based on our evaluation, our management concluded that there is no material weakness in our internal control over financial reporting for the year ended December 31, 2016 based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2016, we had net operating loss carryforwards aggregating approximately $217 million.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates beneficially owned approximately 34.5% of our common stock as of March 30, 2017. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

ITEM 2. PROPERTIES

We maintain approximately 2,000 square feet of business office suites for administrative offices in New York, New York. We have a lease agreement for the facility, which terminates in June 2017. We also have administrative offices in Dallas, Texas. We have a lease agreement for the facility, which terminates in August 2017. We also have a laboratory and administrative offices of approximately 15,977 square feet in Cleveland, Ohio. We have a lease agreement for the facility, which terminates in December 2025.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Steven H. Rouhandeh, 60, became our Executive Chairman, Principal Executive Officer, on January 1, 2015. Mr. Rouhandeh has been a director and Chairman of the Board since March 4, 2008. He has been Chief Investment Officer of SCO Capital Partners, a group of New York based life sciences funds since 1997. Mr. Rouhandeh possesses a diverse background in financial services that includes experience in asset management, corporate finance, investment banking and law. He has been active throughout recent years as an executive in venture capital and as a founder of several companies in the biotech field. His experience also includes positions as Managing Director of a private equity group at Metzler Bank, a private European investment firm and Vice President, Investment Banking at Deutsche Bank.  Mr. Rouhandeh was also a corporate attorney at New York City-based Cravath, Swaine & Moore. Mr. Rouhandeh holds a J.D., from Harvard Law School, Harvard University and B.A. Political Science, from Southern Illinois University.

Timothy J. Miller, Ph.D., 45, became our President and Chief Executive Officer and Director on May 15, 2015. Dr. Miller was President & CEO of Abeona Therapeutics LLC from 2013 to 2015. He has 16 years of scientific research, product development, regulatory and clinical operations expertise, with a focus on transitioning novel biotherapeutics through pre-clinical phases and into Phase 1 and 2 human clinical trials. Dr. Miller was President & CEO of Red5 Pharmaceuticals from 2013 until 2015 and was Vice President, Business Development of BioEnterprise Inc. in 2015. He was Senior Director of Product Development at SironRX Therapeutics from 2010 to 2013. Between 1996 and 2010 Dr. Miller held various positions at several companies focusing on gene therapy and regenerative medicine. Dr. Miller earned his PhD in Pharmacology with a focus on Gene therapy/Cystic Fibrosis from Case Western University. He also holds a B.S. in Biology and M.S. in Molecular Biology from John Carroll University (Cleveland, OH).

Mr. Jeffrey B. Davis, 54, became our Chief Operating Officer on January 19, 2015. Mr. Davis is also a director since March 2006. Mr. Davis was our Chief Executive Officer from December 26, 2007 until September 19, 2014. Mr. Davis became Acting Chief Financial Officer, Treasurer and Secretary on November 1, 2013 through September 19, 2014. Previously, Mr. Davis served in a variety of senior investment banking and management positions, and in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.   Mr. Davis holds a B.S. in biomedical engineering from Boston University and an M.B.A. from the Wharton School, University of Pennsylvania.

Stephen B. Thompson, 63, Vice President Finance, became the Chief Accounting Officer, Secretary and Treasurer on January 1, 2015. Mr. Thompson consulted with the Company from December 1, 2013 through December 31, 2014. Prior to December 1, 2013 Mr. Thompson was our Vice President from 2000 and our Chief Financial Officer from 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc., a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company, where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividend Policy

Our common stock has traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol ABEO since June 22, 2015. We also changed our corporate name to Abeona Therapeutics Inc. on June 19, 2015. Our stock traded under the symbol PTBI on NASDAQ from December 19, 2014 until June 19, 2015. The following table sets forth the high and low sales prices per share of our common stock as reported on NASDAQ for periods indicated.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2016
First quarter	$3.50	$2.10
Second quarter	3.26	2.27
Third quarter	6.57	2.32
Fourth quarter	8.70	4.25

Fiscal Year Ended December 31, 2015
First quarter	$3.55	$2.91
Second quarter	9.80	2.77
Third quarter	6.89	3.98
Fourth quarter	4.80	3.36

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

The number of record holders of our common stock at March 30, 2017 was approximately 8,600. On March 29, 2017, the closing price for the common stock as quoted on NASDAQ was $5.05. There were 40,255,082 shares of common stock outstanding at March 30, 2017.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

			Number of securities
			remaining available
			for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	4,443,000	$4.85	1,858,323
2005 Equity Incentive Plan	328,560	14.57	-
Equity compensation plans not approved by security holders	-	-	-
Total	4,771,560	$5.36	1,858,323

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH) and ABO-101 (AAV-NAGLU), adeno-associated virus (AAV) based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB, respectively). We are also developing EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), EB-201 for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (INCL), and ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition, we have a plasma-based protein therapy platform, , using our proprietary SDFTM (Salt Diafiltration) ethanol-free process.

Results of Operations

Comparison of Years Ended December 31, 2016 and December 31, 2015

Our licensing revenue for the years ended December 31, 2016 and 2015 was $602,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $287,000 for the year ended December 31, 2016 and $438,000 for the same period of 2015, a decrease of $151,000. We licensed MuGard to AMAG and Norgine and currently receive quarterly royalties under our agreements.

Total research and development spending for the year ended December 31, 2016 was $10,655,000, as compared to $4,715,000 for the same period of 2015, an increase of $5,940,000. The increase in expenses was primarily due to:

•	increased development work for the manufactured product for ABO-102 and other gene therapy products ($2,999,000);
•	increased clinical costs for our clinical trial for ABO-102 and preparation for other clinical trials ($593,000);
•	increased salary and related costs ($1,538,000) from the hiring of scientific staff;
•	increased stock based compensation expense for granted stock options ($454,000); and
•	other net increases in research spending ($356,000).

Total general and administrative expenses were $13,290,000 for the year ended December 31, 2016, as compared to $14,320,000 for the same period of 2015, a decrease of $1,030,000. The decrease in expenses was due primarily to the following:

•	decreased investor relations fees ($1,369,000);
•	decreased stock based compensation expense for granted stock ($1,273,000);
•	decreased legal fees ($484,000);
•	offset by increased stock based compensation expense for granted stock options ($707,000);
•	offset by increased salary and related costs ($934,000); and
•	offset by increased net other general and administrative expense ($455,000).

Depreciation and amortization was $825,000 for the year ended December 31, 2016 as compared to $551,000 for the same period in 2015, an increase of $274,000. We are amortizing the licenses for SDF Alpha, ABO-101 and ABO-201, and EB-101 and EB-102 over the life of the patents. The increase is due to amortization of licensed technology of $140,000 and depreciation of $134,000.

Total operating expenses for the year ended December 31, 2016 were $24,770,000 as compared to total operating expenses of $19,586,000 for the same period of 2015, an increase of $5,184,000 for the reasons listed above.

Interest and miscellaneous income was $2,014,000 for the year ended December 31, 2016 as compared to $4,026,000 for the same period of 2015, a decrease of $2,012,000. Miscellaneous income in 2016 was from the termination and settlement of milestones recorded as contingent liability, a settlement with our directors and officer’s liability insurance company, manufacturing income and write-offs and settlements of other accounts payable. Miscellaneous income in 2015 was from the termination of a milestone recorded as contingent consideration liability, manufacturing income and write-offs and settlements of other accounts payable.

Interest and other expense for the first year ended December 31, 2016 and 2015 was $6,000 for each period.

Net loss for the year ended December 31, 2016 was $21,873,000, or a $0.64 basic and diluted loss per common share as compared to a net loss of $14,526,000, or a $0.53 basic and diluted loss per common share, for the same period in 2015, an increased loss of $7,347,000.

Liquidity and Capital Resources

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended December 31, 2016. As of December 31, 2016, our cash and cash equivalents were $69,142,000.

As of December 31, 2016, our working capital was $61,125,000. Our working capital at December 31, 2016 represented an increase of $22,034,000 as compared to our working capital of $39,091,000 as of December 31, 2015. The increase in working capital at December 31, 2016 reflects financings in 2016 less twelve months of net operating costs, changes in current assets and liabilities and the reclassification of the payable to Plasma Technologies, LLC ($4,000,000) from long-term liabilities to current liabilities. The payable to Plasma Technologies, LLC may be paid in cash or stock at our discretion. We are currently negotiating this payable.

On November 1, 2016, we closed an underwritten public offering of 6,000,000 shares of common stock, at a public offering price of $7.00 per share. On November 23, 2016, we closed a follow-on offering of 293,889 shares as permitted by the underwriting agreement at the same offering price of $7.00 per share. The gross proceeds to the Company were approximately $44,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2016 of $332,473,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all. Since our inception, we have devoted our resources primarily to fund our research and development programs. We have been unprofitable since inception and to date have received limited revenues from the sale of products. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance.

We plan to expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of our gene therapy and other product candidates; products derived from our EB licenses; and products derived from Plasma Technologies, LLC.;
•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;

•	continued scientific progress in our research and development programs;
•	the magnitude, scope and results of preclinical testing and clinical trials;
•	the costs involved in filing, prosecuting and enforcing patent claims;
•	the costs involved in conducting clinical trials;
•	competing technological developments;
•	the cost of manufacturing and scale-up;
•	the ability to establish and maintain effective commercialization arrangements and activities; and
•	successful regulatory filings.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2016	2015
Gene therapy	$8,846	$2,332	$11,178
Plasma therapy	1,714	2,332	4,046
MuGard	45	51	5,412
Others (2)	50	-	40,070
Total	$10,655	$4,715	$60,706

(1)	Cumulative spending from inception of the Company or project through December 31, 2016.
(2)	Includes other projects which the Company is no longer focused.

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

Receivables

Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2016 and 2015, no allowance was recorded as all accounts were considered collectible.

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

In 2016 and 2015, we did not impair any licensed technology.

Goodwill

As of December 31, 2016, goodwill of $32.5 million was recorded on the Company's balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but is rather tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

In 2016 and 2015, we did not impair any goodwill.

Contingent consideration liability

There was a contingent valuation on three milestones in connection with the acquisition of Abeona Ohio. Per the merger agreement with Abeona Ohio, each milestone would consist of either cash, our stock or a combination of both, at the Company’s election, equivalent to a stated dollar amount. The fair value of the probability of achieving all three milestones was initially estimated at $6,489,000.

The first milestone of receiving IND allowance from the FDA to initiate a Phase 1 clinical study from MPS IIIA or MPS IIIB by November 15, 2015 was not met. The Company recognized $3,898,000 in Miscellaneous Income for change in fair value of our contingent consideration liability in 2015.

The second milestone upon dosing of First-Patient-In second Phase I clinical study for MPS IIIA or MPS IIIB was not met. The third milestone upon earliest of (i) dosing of First-Patient-In Phase II clinical study for MPS IIIA or MPS IIIB and (ii) receipt of international regulatory approval was not met. After negotiations with Abeona Ohio’s member’s representative we agreed to pay $1,200,000 for partial achievement of the third milestone. The Company recognized $1,391,000 in Miscellaneous Income for change in fair value of our contingent consideration liability in 2016. There is no contingent consideration liability at December 31, 2016.

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

Stock-based compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately $4,829,000 and $4,368,000, respectively.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report Form 10-K on pages F-1 through F-18 hereto. Reference is made to Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Vice President Finance (our principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2016.

Conclusion of Evaluation—Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of December 31, 2016 were effective.

Disclosure Controls and Procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and Procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls and Procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K.

Evaluation of Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) for the year ended December 31, 2016.

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

Based on its evaluation, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework issued by COSO 2013.

Report of the Independent Registered Public Accounting Firm - This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective March 29, 2017, Harrison G. Wehner resigned as our Chief Financial Officer and was appointed Executive Vice President, Plasma.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (the Proxy Statement). Certain other information relating to the Executive Officers of Abeona appear under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit
Number	Description of Document

2.1	Amended and Restated Agreement of Merger and Plan of Reorganization between the Registrant and Chemex Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
2.2	Agreement and Plan of Merger, by and among the Registrant, MACM Acquisition Corporation and MacroChem Corporation, dated July 9, 2008 (Incorporated by reference to Exhibit 2.3 of our Form 10-Q for the quarter ended June 30, 2008)
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

3.8	Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.H of our Registration Statement on Form S-8 dated December 14, 2001, Commission File No. 333-75136)
3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.1 of our Form 10-Q for the quarter ended June 30, 1996)
3.10	Certificate of Designation, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed November 9, 2007 (Incorporated by reference to Exhibit 3.10 to our Form SB-2 filed on December 10, 2007.
3.11	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)

3.12	Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock filed October 26, 2012 (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed October 26, 2012)
3.13	Certificate of Amendment of Certificate of Incorporation filed July 1, 2013 increasing the aggregate number of shares of Common Stock which we have authority to issue to Two Hundred Million (200,000,000) shares with a par value of one cent ($0.01) per share. (Incorporated by reference to Exhibit 3.13 to our Form 10-Q for the quarter ended June 30, 2013 filed on August 14, 2013)
3.14	Certificate of Amendment of Certificate of Incorporation filed October 23, 2014 (Incorporated by reference to Exhibit 3.14 of our Form 8-K filed October 23, 2014)
3.15	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.15 of our Form 8-K filed on October 23, 2014)
3.16	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed January 5, 2015)
3.17	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed March 5, 2015)
3.18	Certificate of Amendment of Certificate of Incorporation filed June 19, 2015 (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed June 22, 2015)
4.1*	2015 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)
4.2*	2015 Equity Incentive Plan amendment (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)
10.1*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.2*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.3	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.4	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.5	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.6	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.7	Form of Common Stock Warrant issued by us (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed on October 26, 2012)
10.8+

License Agreement, dated June 6, 2013, by and between us and AMAG Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.16 to our Form 10-Q for the quarter ended June 30, 2013 filed on August 14, 2013)

10.9*	Employment Letter Agreement dated September 19, 2014, by and between us and Harrison Wehner. (Incorporated by reference to Exhibit 10.32 of our Form 8-K filed September 24, 2014)
10.10	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, Plasmatech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.11	Letter Agreement, dated July 31, 2015, by and among the Company, Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 31, 2015)
10.12	Form of Purchase Agreement, dated July 27, 2015 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.13	Form of Common Stock Purchase Agreement, dated April 1, 2015 (Incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.14	Form of Securities Purchase Agreement dated May 6, 2015 (Incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.15*	Employment Agreement dated May 6, 2015 between the Company and Timothy J. Miller (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2015 filed on November 16, 2015)

10.16	Form of Indemnification Agreement, between us and directors and officers of the Company (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2016 filed on August 15, 2016)
21	Subsidiaries of the Registrant
23.1	Consent of Whitley Penn LLP
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date March 30, 2017	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer

Date March 30, 2017	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President Finance
Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2017	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer
Chairman of the Board

Date March 30, 2017	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Vice President Finance
Principal Financial Officer and
Principal Accounting Officer

Date March 30, 2017	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 30, 2017	By:	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Chief Operating Officer and Director

Date March 30, 2017	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 30, 2017	By:	/s/ Timothy J. Miller
Timothy J. Miller, President & CEO and Director

Date March 30, 2017	By:	/s/ Todd Wider
Todd Wider, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Abeona Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abeona Therapeutics Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 30, 2017

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$69,142,000	$40,138,000
Receivables	124,000	115,000
Prepaid expenses and other current assets	155,000	315,000
Total current assets	69,421,000	40,568,000

Property and equipment, net	721,000	350,000

Licensed technology, net	8,384,000	6,609,000

Goodwill	32,466,000	32,466,000

Other assets	66,000	62,000

Total assets	$111,058,000	$80,055,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,694,000	$875,000
Payable due Plasma Technologies, LLC	4,000,000	-
Current portion of deferred revenue	602,000	602,000
Total current liabilities	8,296,000	1,477,000

Contingent consideration liability	-	2,591,000
Payable due Plasma Technologies, LLC	-	4,000,000
Deferred revenue, net of current portion	3,664,000	4,266,000
Total liabilities	11,960,000	12,334,000

Commitments and contingencies

Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued 40,254,457 at December 31, 2016; issued 32,743,013 at December 31, 2015	403,000	328,000
Additional paid-in capital	431,168,000	377,993,000
Accumulated deficit	(332,473,000)	(310,600,000)
Total stockholders' equity	99,098,000	67,721,000
Total liabilities and stockholders' equity	$111,058,000	$80,055,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015

Revenues
License revenues	$602,000	$602,000
Royalties	287,000	438,000
Total revenues	889,000	1,040,000

Expenses
Research and development	10,655,000	4,715,000
General and administrative	13,290,000	14,320,000
Depreciation and amortization	825,000	551,000
Total expenses	24,770,000	19,586,000

Loss from operations	(23,881,000)	(18,546,000)

Interest and miscellaneous income	2,014,000	4,026,000
Interest and other expense	(6,000)	(6,000)
	2,008,000	4,020,000
Net loss	$(21,873,000)	$(14,526,000)

Basic and diluted loss per common share	$(0.64)	$(0.53)

Weighted average number of common shares outstanding	34,180,253	27,597,434

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2014	19,960,801	$200,000	$300,690,000	$(296,074,000)	$4,816,000
Common stock issued for services	105,177	1,000	400,000	-	401,000
Common stock issued to employees	10,000	-	32,000	-	32,000
Restricted common stock issued to employees and directors	1,350,000	13,000	4,807,000	-	4,820,000
Exercise of $5.00 warrants	927,119	9,000	4,626,000	-	4,635,000
Common stock issued for $3.00 share net of costs	2,333,334	24,000	6,977,000	-	7,001,000
Common stock issued for $8.00 share net of costs	1,250,000	13,000	8,992,000	-	9,005,000
Common stock issued for $5.50 share net of costs	2,829,091	28,000	15,383,000	-	15,411,000
Common stock issued to Abeona Ohio holders	3,979,761	40,000	31,718,000	-	31,758,000
Transfer agent correction 2014 reverse stock split	(2,270)	-	-	-	-
Stock option compensation expense	-	-	4,368,000	-	4,368,000
Net loss	-	-	-	(14,526,000)	(14,526,000)
Balance, December 31, 2015	32,743,013	328,000	377,993,000	(310,600,000)	67,721,000

Restricted common stock issued to employees and directors	100,000	1,000	3,431,000	-	3,432,000
Exercise of $5.00 warrants	5,836	-	-	-	-
Restricted common stock issued for $2.85 share	52,690	-	150,000	-	150,000
Common stock issued for $3.27 share for licenses	750,000	8,000	2,444,000	-	2,452,000
Common stock issued for an average of $6.44 share net of costs	158,029	2,000	967,000	-	969,000
Common stock issued for $7.00 share net of costs	6,293,889	63,000	41,005,000	-	41,068,000
Common stock issued for cash exercise of options	151,000	1,000	349,000	-	350,000
Stock option compensation expense	-	-	4,829,000	-	4,829,000
Net loss	-	-	-	(21,873,000)	(21,873,000)
Balance, December 31, 2016	40,254,457	$403,000	$431,168,000	$(332,473,000)	$99,098,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(21,873,000)	$(14,526,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	825,000	551,000
Stock option compensation expense	4,829,000	4,368,000
Stock issued to directors, employees and consultants	3,432,000	4,852,000
Stock issued for services	-	401,000
Change in operating assets and liabilities:
Receivables	(9,000)	(79,000)
Prepaid expenses and other current assets	160,000	(287,000)
Other assets	(4,000)	(29,000)
Accounts payable and accrued expenses	2,819,000	(1,174,000)
Contingent consideration milestone	(2,591,000)	(3,898,000)
Deferred revenue	(602,000)	(602,000)
Net cash used in operating activities	(13,014,000)	(10,423,000)

Cash flows from investing activities:
Capital expenditures	(519,000)	(308,000)
Cash from Abeona Ohio acquisition	-	3,697,000
Net cash provided (used in) by investing activities	(519,000)	3,389,000

Cash flows from financing activities:
Proceeds from $7.00 common stock offering net of costs	41,068,000	-
Proceeds from an average of $6.44 per share common stock issuances net of costs	969,000	-
Proceeds from $2.85 restricted common stock issuance	150,000	-
Proceeds from exercise of stock options	350,000	-
Proceeds from $3.00 common stock issuances net of costs	-	7,001,000
Proceeds from $8.00 common stock issuances net of costs	-	9,005,000
Proceeds from $5.50 common stock issuances net of costs	-	15,411,000
Proceeds from exercise of $5.00 warrants	-	4,635,000
Payment of short-term debt	-	(400,000)
Net cash provided by financing activities	42,537,000	35,652,000

Net increase in cash and cash equivalents	29,004,000	28,618,000
Cash and cash equivalents at beginning of year	40,138,000	11,520,000
Cash and cash equivalents at end of year	$69,142,000	$40,138,000

Supplemental cash flow information:
Cash paid for interest	$6,000	$7,000

Supplemental disclosure of noncash transactions
Shares issued to holders of Abeona Ohio for acquisition	-	31,758,000
Contingent milestones to Abeona Ohio members	-	6,489,000
Licensed technology from Abeona Ohio	-	2,156,000
Shares issued to EB Research Partnership and Epidermolysis Bullosa Medical Research Foundation for licenses	2,452,000	-

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two years ended December 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH) and ABO-101 (AAV-NAGLU), adeno-associated virus (AAV) based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB, respectively). We are also developing EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), EB-201 for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (INCL), and ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition, we have a plasma-based protein therapy pipeline, including SDF Alpha™ (alpha-1 protease inhibitor) for inherited COPD, using our proprietary SDFTM (Salt Diafiltration) ethanol-free process.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2016 and 2015, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables

Receivables are reported in the consolidated balance sheets at net relizable value. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2016 and 2015, no allowance was recorded as all accounts are considered collectible.

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

In 2016 and 2015, we did not impair any licensed technology.

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

Goodwill

As of December 31, 2016, goodwill of $32.5 million was recorded on the Company's consolidated balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but is rather tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

In 2016 and 2015, we did not impair any goodwill.

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

Other Income

In 2016 and 2015, we recognized miscellaneous income of $2,014,000 and $4,026,000, respectively. Miscellaneous income in 2016 was from the termination and settlement of milestones recorded as a contingent liability, a settlement with our directors and officer’s liability insurance company, manufacturing income and write-offs and settlements of other accounts payable. Miscellaneous income in 2015 was from the termination of a milestone recorded as contingent consideration liability, manufacturing income and write-offs and settlements of other accounts payable.

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

We account for uncertain income tax positions in accordance with FASB ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2016 and 2015, we did not recognize any uncertain tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions for the years ended 2013, 2014 and 2015. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Income (Loss) Per Share

We have presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income (loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options, preferred stock and warrants. Common equivalent shares have not been included in the net loss per share calculations for years ended December 31, 2016 and 2015 because the effect of including them would have been anti-dilutive.

Basic and diluted net loss per share were determined as follows:

(in thousands, except share and per share amounts)

	For the year ended December 31,
	2016	2015

Net loss allocable to common stockholders	$(21,873)	$(14,526)

Weighted average shares outstanding	34,180,253	27,597,434
Basic and diluted net loss per common share	$(0.64)	$(0.53)

Net loss allocable to common stockholders	$(21,873)	$(14,526)

We did not include the following securities in the table below in the computation of diluted net loss per common share because the securities were anti-dilutive during the periods presented:

	For the year ended December 31,
	2016	2015

Warrants	3,736,617	3,799,024
Stock options	4,771,560	2,324,084
Total	8,508,177	6,123,108

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

The following table summarizes stock-based compensation for the years ended December 31, 2016 and 2015 which was allocated as follows (in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Research and development	$1,219	$773
General and administrative	3,610	3,595
Stock-based compensation expense included in operating expense	4,829	4,368

Total stock-based compensation expense	4,829	4,368
Tax benefit	-	-
Stock-based compensation expense, net of tax	$4,829	$4,368

The following table summarizes restricted stock compensation for the years ended December 31, 2016 and 2015 which was allocated as follows (in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Research and development	$200	$367
General and administrative	3,232	4,485
Stock-based compensation expense included in operating expense	3,432	4,852

Total stock-based compensation expense	3,432	4,852
Tax benefit	-	-
Stock-based compensation expense, net of tax	$3,432	$4,852

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

On February 25, 2016, the FASB completed its Leases project by issuing (“ASU 2016-02”), Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. To that end, the new guidance (1) results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases, (2) results in fewer opportunities for organizations to structure leasing transactions to achieve a particular accounting outcome on the statement of financial position, improves understanding and comparability of lessees’ financial commitments regardless of the manner they choose to finance the assets used in their businesses, (3) aligns lessor accounting and sale and leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income, (4) provides users of financial statements with additional information about lessors’ leasing activities and lessors’ exposure to credit and asset risk as a result of leasing, and (5) clarifies the definition of a lease to address practice issues that were raised about the previous definition of a lease and to align the concept of control, as it is used in the definition of a lease, more closely with the control principle in both Topic 606, and Topic 810, Consolidation.

The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe this will have a material impact on our financial results.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2016	2015
Equipment laboratory	$473,000	$139,000
Furniture and office equipment	309,000	209,000
Leasehold improvement	118,000	33,000

	900,000	381,000
Less accumulated depreciation and amortization	179,000	31,000
Property and equipment, net	$721,000	$350,000

Depreciation and amortization on property and equipment was $148,000 and $13,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 3 – LICENSED TECHNOLOGY

On September 22, 2014, we entered into an exclusive, worldwide, licensing agreement with Plasma Technologies LLC to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its patented methods for the extraction of therapeutic biologics from human plasma. The license is amortized over the life of the patent of 11 years. Under the terms of the licensing agreement, as amended on January 23, 2015, we paid a license fee of $1 million in cash, will pay $4,000,000 in cash or 1,096,151 shares of our common stock in 2017, a regulatory approval milestone payment of 513,375 shares of our common stock upon the first FDA regulatory approval of a drug derived from the PlasmaTech’s proprietary SDF process, and a tiered royalty on annual net sales of plasma fractions produced with PlasmaTech’s proprietary SDF process. We are currently negotiating the outstanding $4,000,000 payable, in accordance with the dispute resolution terms of the license agreement.

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

On August 3, 2016, we announced, we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and authorized us to exercise such rights and enter into a license with Stanford for such technology, and to perform preclinical development and perform clinical trials of a gene therapy treatment for Epidermolysis Bullosa based upon such in-licensed technology. We also entered into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and we shall perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology. EB-201 (AAV DJ COL7A1) is a pre-clinical candidate targeting a novel, AAV-mediated gene editing and delivery approach (known as homologous recombination) to correct gene mutations in skin cells (keratinocytes) for patients with recessive dystrophic epidermolysis bullosa (RDEB). The licenses are amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	December 31,
	2016	2015
Licensed technology	$9,608,000	$7,156,000
Less accumulated amortization	1,224,000	547,000
Licensed technology, net	$8,384,000	$6,609,000

Amortization on licensed technology was $677,000 and $538,000 for the years ended December 31, 2016 and 2015, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2016 is as follows:

2017	$812
2018	812
2019	812
2020	812
2021	812
Thereafter	4,324
Total	$8,384

NOTE 4 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($18,000 in both 2016 and 2015) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0 in 2016 and 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2016, we had a commitment under a non-cancelable operating lease for our New York office until June 30, 2017 totaling $113,000. We also had a non-cancelable operating lease for our Dallas office until August 31, 2017 totaling $11,000. We had an operating lease for our Cleveland office and lab until December 31, 2025 totaling $2,348,000. We have the option to extend the lease for an additional five years. We can also terminate the lease early at December 31, 2020, at the end of year five, and pay for unamortized tenant improvements. Our total lease costs and unamortized tenant improvements would total $1,572,000 with the early termination provision.

The five year lease payment schedule is (in thousands):

2017	$364
2018	246
2019	250
2020	256
2021	261
Thereafter	1,095
Total	$2,472

Rent expense for the years ended December 31, 2016 and 2015 was $548,000 and $219,000, respectively.

Legal

We are not currently subject to any material pending legal proceedings as of December 31, 2016.

NOTE 6 - FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of receivables, prepaids and other, accounts payable and payable to licensor approximate their carrying amounts due to the relatively short maturity of these instruments.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 are summarized below:

(in thousands)
Description	As of December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$8,384	$-	$-	$8,384	$-
Goodwill	32,466	-	-	32,466	-

Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

Description	As of December 31, 2015	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$6,609	$-	$-	$6,609	$-
Goodwill	32,466

Recurring
Liabilities:
Contingent consideration	$2,591	$-	$-	$2,591	$3,898

NOTE 7 – STOCKHOLDERS’ EQUITY

2016 Financing

On November 1, 2016, we closed an underwritten public offering of 6,000,000 shares of common stock, at a public offering price of $7.00 per share. On November 23, 2016, we closed a follow-on offering of 293,889 shares as permitted by the underwriting agreement at the same offering price of $7.00 per share. The gross proceeds to the Company were $44,057,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Warrants

There were warrants to purchase a total of 3,736,617 shares of common stock outstanding at December 31, 2016. All warrants were exercisable at December 31, 2016. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2015 Financing 7/31/15 (a)	20,000	$6.05	07/31/20
2015 Financing 5/11/15 (b)	625,000	10.00	11/11/17
2015 Financing 5/11/15 agent warrants (b)	50,000	11.00	5/11/20
2014 Financing 12/24/14 (c)	2,572,881	5.00	12/24/19
2014 Financing 12/24/14 agent warrants (c)	68,735	5.00	12/18/19
2012 Series B private placement (d)	400,001	25.00	10/24/18
Total	3,736,617

a)	In connection with the offering on July 31, 2015, the placement agent received warrants to purchase 20,000 share of common stock at $6.05 per share. The warrants are exercisable and expire on July 31. 2020.

b)	In connection with the offering on May 11, 2015, warrants to purchase 625,000 shares of common stock at $10.00 per share were issued. All of the warrants exercisable and expire November 11, 2017.

Also in connection with the offering on May 11, 2015, the placement agent received warrants to purchase 50,000 share of common stock at $11.00 per share. The warrants are exercisable and expire on May 11. 2020.

c)	In connection with an offering on December 24, 2014, warrants to purchase 3,500,000 shares of common stock at $5.00 per share were purchased and issued for $0.01 per warrant. All of the warrants are exercisable immediately and expire on December 24, 2019. At December 31, 2016, 2,572,881 warrants are outstanding.

Also in connection with the offering on December 24, 2014, the underwriter received warrants to purchase 68,735 shares of common stock at $5.00 per share. The warrants were exercisable on December 18, 2015 and expire on December 18, 2019.

d)	In connection with a private placement offering on October 25, 2012, warrants to purchase 400,001 shares of common stock at $25.00 per share were issued. All of the warrants are exercisable immediately and expire on October 24, 2018.

NOTE 8 - STOCK OPTION PLANS

Our stock-based employee compensation plans described below:

2015 Equity Incentive Plan

We have a stock awards plan, as amended, (the 2015 Equity Incentive Plan), under which 8,000,000 shares of our authorized but unissued common stock are reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. The 2015 Equity Incentive Plan, approved by our shareholders on May 7, 2015, replaced the previously approved stock option plan (the 2005 Equity Incentive Plan).

For the 2015 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2016: dividend yield of 0%; volatility of 109%; risk-free interest rate of 1.10%; and expected lives of 5.0 years. The weighted average fair value of options granted was $2.59 per share during 2016.

The assumptions for fiscal 2015 are: dividend yield of 0%; volatility of 102%; risk-free interest rate of 0.86%; and expected lives of 5.0 years. The weighted average fair value of options granted was $6.90 per share during 2015.

Summarized information for the 2015 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2015	-	$-
Granted, fair value of $5.18 per share	1,994,000	6.90
Outstanding options at December 31, 2015	1,994,000	6.90

Granted, fair value of $2.59 per share	2,622,500	3.29
Exercised	(151,000)	2.32
Expired/forfeited	(22,500)	3.23
Outstanding options at December 31, 2016	4,443,000	4.94

Exercisable at December 31, 2016	1,327,687	6.60

The intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2016 was $3,806,000 and $417,000, respectively. At December 31, 2015, the intrinsic value related to the outstanding or exercisable options under this plan was $0.

The total intrinsic value of the options exercised during 2016 was $450,000. No options were exercised in 2015.

Further information regarding options outstanding under the 2015 Equity Incentive Plan at December 31, 2015 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
Range of exercise prices	options outstanding	Remaining life in years	Exercise prices	options exercisable	Remaining life in years	Exercise price

$2.31 – 4.45	2,748,000	9.9	$3.47	227,271	9.5	$3.01
$7.34	1,695,000	9.0	$7.34	1,100,416	9.0	$7.34
	4,443,000			1,327,687

2005 Equity Incentive Plan

Under the 2005 Equity Incentive Plan, as amended, shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any board of directors (or similar governing authority) of any affiliate of the Company. As of January 20, 2015 no additional shares were available for grant under the 2005 Equity Incentive Plan. A total of 328,560 options were outstanding and exercisable under this plan at December 31, 2016.

For the 2005 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2015: dividend yield of 0%; volatility of 102%; risk-free interest rate of 1.41%; and expected lives of 4.6 years. The weighted average fair value of the options granted was $4.52 per share in 2015.

Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2015	210,084	$20.19
Granted, fair value of $4.52 per share	120,000	3.25
Outstanding options at December 31, 2015	330,084	13.49

Expired/forfeited	(1,524)	36.93
Outstanding options at December 31, 2016	328,560	14.57

Exercisable at December 31, 2016	328,560	14.57

The intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2015 was $192,000 and $192,000, respectively.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2015 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$3.25	120,000	4.0	$3.25	120,000	4.0	$3.25
$11.50 - 18.50	200,000	7.6	$18.33	200,000	7.6	$18.33
$30.50 – 150.00	8,560	4.0	$85.41	8,560	4.0	$85.41
	328,560			328,560

Note 9 - Abeona Therapeutics LLC Acquisition

On May 15, 2015, we agreed to issue an aggregate of 3,979,761 unregistered shares of our common stock to the members of Abeona Therapeutics LLC (Abeona Ohio). Abeona Ohio’s principal activities were focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. Abeona Ohio's lead program is ABO-101 (AA NAGLU) and ABO-102 (AAV SGSH), adeno-associated virus (AAV)-based gene therapies for Sanfilippo syndrome (MPS IIIA and IIIB, respectively) in collaboration with patient advocate groups, researchers and clinicians.

The initial consideration of $31,758,000 was calculated using the Company’s stock price on date of the closing, May 15, 2015 of $7.98 times the number of the Company shares (3,979,761) issued to Abeona Ohio members.

There was a contingent valuation on three milestones. Per the merger agreement with Abeona Ohio each milestone would consist of either cash, our stock or a combination of both, at the Company’s election, equivalent to a stated dollar amount. The fair value of the probability of achieving all three milestones was estimated at $6,489,000.

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

The first milestone of receiving IND allowance from the FDA to initiate a Phase 1 clinical study from MPS IIIA or MPS IIIB by November 15, 2015 was not met after the measurement period ended. The Company recognized $3,898,000 in Miscellaneous Income for change in fair value of our contingent consideration liability in 2015.

The second milestone upon dosing of First-Patient-In second Phase I clinical study for MPS IIIA or MPS IIIB was not met after the measurement period ended. The third milestone upon earliest of (i) dosing of First-Patient-In Phase II clinical study for MPS IIIA or MPS IIIB or (ii) receipt of international regulatory approval was not met after the measurement period ended. After negotiations with Abeona Ohio’s member’s representative we agreed to pay $1,200,000 for partial achievement of the third milestone which is recorded in accounts payable. The Company recognized $1,391,000 in Miscellaneous Income for change in fair value of our contingent consideration liability in 2016.

Goodwill is not expected to be deductible for tax purposes.

NOTE 10 - INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2016	2015

Income taxes at U.S. statutory rate	$(7,437,000)	$(4,939,000)
Current year reserve	7,423,000	6,257,000
Other	14,000	(1,318,000)

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
Deferred tax assets (liabilities)
Net operating loss carryforwards	$73,864,000	$68,636,000
General business credit carryforwards	2,557,000	2,497,000
State credits	3,089,000	2,055,000
Property, equipment and goodwill	(23,000)	(25,000)
Stock options	6,450,000	3,678,000
Derivatives	(92,000)	(92,000)
Deferred revenue	1,464,000	1,669,000
Intangible assets	228,000	595,000
Accrued interest	253,000	253,000
Other	231,000	231,000
Gross deferred tax assets	88,021,000	79,497,000
Valuation allowance	(88,021,000)	(79,497,000)
Net deferred taxes	$-	$-

At December 31, 2016, we had approximately $217,246,000 of net operating loss carryforwards and approximately $2,557,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating	General business
	loss carryforwards	credit carryforwards
2017	$-	$-
2018	3,324,000	112,000
2019	3,306,000	95,000
Thereafter	210,616,000	2,350,000
	$217,246,000	$2,557,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes, which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

Additionally, we acquired MacroChem Corporation on February 25, 2009 and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both corporations were loss companies at the time of the acquisition. Therefore, the net operating losses related to those acquisitions may be subject to annual limitations as provided by Internal Revenue Code Sec. 382.

