Form 10-Q
period 2017-06-30
ABEONA THERAPEUTICS INC.
filed 2017-08-14
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of August 11, 2017 was 40,287,259 shares.

ABEONA THERAPEUTICS INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, future cash flow, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, anticipated product launches and our commercialization strategies, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our ability to achieve profitability on a sustained basis or at all, our expected cash burn rate, that we believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

The response to this Item is submitted as a separate section of this report. See page 14.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A, and EB-101 (gene-corrected skin transplantations) for recessive dystrophic epidermolysis bullosa (RDEB). We are also developing ABO-101 (AAV NAGLU), an AAV gene therapy for Sanfilippo syndrome type B, EB-201 for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (INCL), and ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Recent Developments

On July 25, 2017, we announced that Juan Ruiz, M.D., Ph.D., MBA joined the company as Chief Medical Officer. He will be responsible for leading all clinical development, medical affairs and related functions.

On July 18, 2017, we announced guidance from a recent Type-C meeting with the FDA which recommended accelerating the EB-101 program into a pivotal Phase 3 trial. EB-101 is a gene therapy program for patients with dystrophic epidermolysis bullosa (DEP), including recessive dystrophic epidermolysis bullosa (RDEB), which are life threatening genetic skin disorders characterized by skin blisters and erosions that cover the body.

We also announced clinical data that was presented at the Society of Investigative Dermatology (SID) conference by Stanford collaborators, and which clinical data demonstrated that EB-101 treated wounds were significantly healed >50% for more than two years post-administration.

On June 29, 2017, we announced that the FDA has granted Orphan Drug Designation (ODD) for our ABO-201 (AAV-CLN3) program, the AAV-based single intravenous gene therapy program for juvenile Batten disease, a fatal lysosomal storage disease of the central nervous system caused by autosomal-recessive mutations in the CLN3 gene.

On May 30, 2017, we announced that the FDA has granted Rare Pediatric Disease Designation for our EB-101 gene therapy program.

On May 25, 2017, we announced that the FDA has granted Orphan Drug Designation (ODD) for our EB-101 gene therapy program.

On May 12, 2017, we announced an update on clinical results in the ongoing Phase 1/2 trial for ABO-102 (AAV-SGSH) at the American Society Gene and Cell Therapy (ASGCT) 20th Annual Meeting. Per the design of the clinical trial, subjects received a single intravenous injection of ABO-102 to deliver the AAV viral vector systematically throughout the body to introduce a corrective copy of the gene that underlies the cause of the MPS IIIA disease. Subjects are evaluated at multiple time points post-injection for safety assessments and initial signals of biopotency and clinical activity, which suggest that ABO-102 successfully reached target tissues throughout the body, including the central nervous system.

On May 9, 2017, we announced Australian regulatory approval to initiate a Phase 1/2 clinical trial for the ABO-102 gene therapy program.

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

EB-101 for the Treatment of Recessive Dystrophic Epidermolysis Bullosa and EB-201 for the Correction of Gene Mutations in Skin Cells (Keratinocytes)

EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), is an ex vivo gene therapy for the treatment of recessive dystrophic epidermolysis bullosa (RDEB). EB-201 (AAV DJ COL7A1) is a pre-clinical candidate targeting a novel, AAV-mediated gene editing and delivery approach to correct gene mutations in skin cells (Keratinocytes). We entered into an agreement (the ’‘EB Agreement’’) with EB Research Partnership (’‘EBRP’’) and Epidermolysis Bullosa Medical Research Foundation (’‘EBMRF’’) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (’’Stanford’’) described below.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended June 30, 2017. As of June 30, 2017, our cash and cash equivalents were $58,304,000.

As of June 30, 2017, our working capital was $55,049,000. Our working capital at June 30, 2017 represented a decrease of $6,076,000 as compared to our working capital of $61,125,000 as of December 31, 2016. The decrease in working capital at June 30, 2017 reflects six months of net operating costs offset by the waiver of the $4,000,000 payable we had to Plasma Technologies, LLC and other net changes in current assets and liabilities.

On May 26, 2017, we entered into agreements with Plasma Technologies, LLC (“Plasmatech”) and Acestor Therapeutics LLC (“Acestor”). Abeona holds an 80% membership interest in Acestor and Plasmatech holds the remaining 20% membership interest of a newly formed LLC. Acestor was formed for the purposes of seeking additional financing in the amount of approximately $5,000,000 to develop and commercial the technology of that certain license agreement for certain patent rights that was granted to Abeona from Plasmatech on September 19, 2014 and amended January 23, 2015 (“License Agreement”). The License Agreement was transferred to Acestor. In addition, the Abeona payment obligation of $4,000,000 to Plasmatech was waived and replaced with an obligation of Acestor to pay Plasmatech 10% of the aggregate proceeds in respect of any financing (whether public of private) undertaken by Acestor on or before November 26, 2017.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of June 30, 2017 of $345,999,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

SECOND QUARTER 2017 COMPARED TO SECOND QUARTER 2016

Our licensing revenue for the second quarter of each of 2017 and 2016 was $150,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $67,000 for second quarter of 2017 and $64,000 for the same period of 2016, an increase of $3,000. We licensed MuGard to AMAG and Norgine and receive quarterly reports under our agreement.

Total research and development spending for the second quarter of 2017 was $5,808,000, as compared to $3,018,000 for the same period of 2016, an increase of $2,790,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for ABO-102, EB-101 & ABO-101 and other gene therapy products ($2,559,000);
•	increased scientific consulting expense ($96,000);
•	higher other net increases in research spending ($197,000); and
•	offset by decreased stock based compensation expense for granted stock ($62,000).

Total general and administrative expenses were $2,642,000 for the second quarter of 2017, as compared to $3,730,000 for the same period of 2016, a decrease of $1,088,000. The decrease in expenses was due primarily to the following:

•	decreased restricted common stock based compensation expense ($601,000) and decreased stock option compensation expense ($196,000);
•	decreased salary and related costs ($376,000); and
•	offset by increases in net other general and administrative expenses ($85,000).

Depreciation and amortization was $207,000 for the second quarter of 2017 as compared to $181,000 for the same period in 2016, an increase of $26,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents and SDF Alpha through May 26, 2017. The increase is due to amortization of licensed technology of ($12,000) and depreciation of ($14,000).

Total operating expenses for the second quarter of 2017 were $8,657,000 as compared to total operating expenses of $6,929,000 for the same period of 2016, an increase of $1,728,000 for the reasons listed above.

Interest and miscellaneous income was $164,000 for the second quarter of 2017 as compared to $13,000 for the same period of 2016, an increase of $151,000. The increase was due to the Plasmatech/Acestor agreement resulting in miscellaneous income ($124,000) and interest income ($27,000).

Interest and other expense was $3,000 for the second quarter of 2017 as compared to $1,000 in the same period of 2016, an increase of $2,000.

Net loss for the second quarter of 2017 was $8,279,000, or a $0.21 basic and diluted loss per common share as compared to a net loss of $6,703,000, or a $0.20 basic and diluted loss per common share, for the same period in 2016, an increased loss of $1,576,000.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Our licensing revenue for the first six months of 2017 and 2016 was $301,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $102,000 for first six months of 2017 and $148,000 for the same period of 2016, a decrease of $46,000. We licensed MuGard to AMAG and Norgine and receive quarterly reports under our agreement.

Total research and development spending for the first six months of 2017 was $8,006,000, as compared to $4,873,000 for the same period of 2016, an increase of $3,133,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for ABO-102, EB-101 & ABO-101 and other gene therapy products ($2,799,000);
•	increased scientific consulting expense ($145,000);
•	increased rent expense for additional laboratory space ($70,000);
•	other net increases in research spending ($319,000); and
•	offset by decreased stock based compensation expense for granted stock ($200,000).

Total general and administrative expenses were $5,664,000 for the first six months of 2017, as compared to $8,096,000 for the same period of 2016, a decrease of $2,432,000. The decrease in expenses was due primarily to the following:

•	decreased restricted common stock based compensation expense ($1,993,000) and decreased stock option compensation expense ($302,000);
•	decreased salary and related costs ($292,000); and
•	offset by increases in net other general and administrative expenses ($155,000).

Depreciation and amortization was $457,000 for the first six months of 2017 as compared to $355,000 for the same period in 2016, an increase of $102,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents and SDF Alpha through May 26, 2017. The increase is due to amortization of licensed technology of ($70,000) and depreciation of ($32,000).

Total operating expenses for the first six months of 2017 were $14,127,000 as compared to total operating expenses of $13,324,000 for the same period of 2016, an increase of $803,000 for the reasons listed above.

Interest and miscellaneous income was $203,000 for the first six months of 2017 as compared to $631,000 for the same period of 2016, a decrease of $428,000. Most of the decrease was due to the change in the fair value of our contingent consideration liability resulting in miscellaneous income in 2016 ($591,000) offset by miscellaneous income ($133,000) due mostly to the Plasmatech/Acestor agreement resulting in miscellaneous income ($124,000) and interest income ($30,000).

Interest and other expense was $5,000 for the six months of 2017 as compared to $3,000 in the same period of 2016.

Net loss for the six months of 2017 was $13,526,000, or a $0.34 basic and diluted loss per common share as compared to a net loss of $12,247,000, or a $0.37 basic and diluted loss per common share, for the same period in 2016, an increased loss of $1,279,000.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Vice President Finance (our principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2017.

Conclusion of Evaluation – Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of June 30, 2017 were effective.

Changes In Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: August 14, 2017	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,304,000	$69,142,000
Receivables	97,000	124,000
Prepaid expenses and other current assets	867,000	155,000
Total current assets	59,268,000	69,421,000
Property and equipment, net	709,000	721,000
Licensed technology, net	4,150,000	8,384,000
Goodwill	32,466,000	32,466,000
Other assets	66,000	66,000

Total assets	$96,659,000	$111,058,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,617,000	$3,694,000
Payable due to Plasma Technologies, LLC	-	4,000,000
Current portion of deferred revenue	602,000	602,000
Total current liabilities	4,219,000	8,296,000
Deferred revenue, net of current portion	3,362,000	3,664,000
Total liabilities	7,581,000	11,960,000
Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 40,286,332 at June 30, 2017 and 40,254,457 at December 31, 2016	403,000	403,000
Additional paid-in capital	434,674,000	431,168,000
Accumulated deficit	(345,999,000)	(332,473,000)
Total stockholders’ equity	89,078,000	99,098,000

Total liabilities and stockholders’ equity	$96,659,000	$111,058,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
License revenues	$150,000	$150,000	$301,000	$301,000
Royalties	67,000	64,000	102,000	148,000
Total revenues	217,000	214,000	403,000	449,000

Expenses
Research and development	5,808,000	3,018,000	8,006,000	4,873,000
General and administrative	2,642,000	3,730,000	5,664,000	8,096,000
Depreciation and amortization	207,000	181,000	457,000	355,000
Total expenses	8,657,000	6,929,000	14,127,000	13,324,000
Loss from operations	(8,440,000)	(6,715,000)	(13,724,000)	(12,875,000)

Interest and miscellaneous income	164,000	13,000	203,000	631,000
Interest and other expense	(3,000)	(1,000)	(5,000)	(3,000)
	161,000	12,000	198,000	628,000
Net loss	$(8,279,000)	$(6,703,000)	$(13,526,000)	$(12,247,000)

Basic and diluted loss per common share	$(0.21)	$(0.20)	$(0.34)	$(0.37)

Weighted average number of common shares outstanding	40,270,879	32,784,123	40,262,824	32,763,568

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2016	40,254,457	$403,000	$431,168,000	$(332,473,000)	$99,098,000

Restricted common stock issued to employees and directors	-	-	362,000	-	362,000
Stock option compensation expense	-	-	1,492,000	-	1,492,000
Common stock issued for cash exercise of options	625	-	1,000	-	1,000
Net loss	-	-	-	(5,247,000)	(5,247,000)
Balance, March 31, 2017	40,255,082	403,000	433,023,000	(337,720,000)	95,706,000

Restricted common stock issued to employees and directors	-	-	324,000	-	324,000
Stock option compensation expense	-	-	1,243,000	-	1,243,000
Common stock issued for cash exercise of options	31,250	-	84,000	-	84,000
Net loss	-	-	-	(8,279,000)	(8,279,000)
Balance June 30, 2017	40,286,332	$403,000	$434,674,000	$(345,999,000)	$89,078,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,526,000)	$(12,247,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	457,000	355,000
Stock option compensation expense	2,735,000	2,977,000
Restricted common stock expense issued to directors, employees and consultants	686,000	2,879,000
Licensed technology	(127,000)	-
Change in operating assets and liabilities:
Receivables	27,000	3,000
Prepaid expenses and other current assets	(712,000)	109,000
Other assets	-	(46,000)
Accounts payable	(77,000)	1,230,000
Contingent consideration liability	-	(591,000)
Deferred revenue	(302,000)	(301,000)
Net cash used in operating activities	(10,839,000)	(5,632,000)

Cash flows from investing activities:
Capital expenditures	(84,000)	(353,000)
Net cash used in investing activities	(84,000)	(353,000)

Cash flows from financing activities:
Proceeds from $2.85 restricted common stock issuance	-	150,000
Proceeds from exercise of stock options	85,000	-
Net cash provided by financing activities	85,000	150,000

Net decrease in cash and cash equivalents	(10,838,000)	(5,835,000)
Cash and cash equivalents at beginning of period	69,142,000	40,138,000
Cash and cash equivalents at end of period	$58,304,000	$34,303,000

Supplemental disclosure of noncash transactions:
Licensed asset and corresponding liability	$4,000,000	$-

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2017 and 2016

(unaudited)

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A, and EB-101 (gene-corrected skin transplantations) for recessive dystrophic epidermolysis bullosa (RDEB). We are also developing ABO-101 (AAV NAGLU), an AAV gene therapy for Sanfilippo syndrome type B, EB-201 for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (INCL), and ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. Our efforts have been principally devoted to research and development, resulting in significant losses.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2016 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of June 30, 2017, we had 4,924,685 options and 3,736,617 warrants that were not included in the EPS calculation as their effect would be antidilutive.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2017		December 31, 2016
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Licensed technology	$4,609	$459	$9,608	$1,224

Amortization expense related to intangible assets totaled $158,000 and $361,000 for the three and six months ended June 30, 2017, respectively, and totaled $146,000 and $291,000 for the three and six months ended June 30, 2016, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2017 is as follows (in thousands):

2017	$173
2018	346
2019	346
2020	346
2021	346
over 5 years	2,593

Total	$4,150

On May 26, 2017, we entered into agreements with Plasma Technologies, LLC (“Plasmatech”) and Acestor Therapeutics LLC (“Acestor”). Abeona holds an 80% membership interest in Acestor and Plasmatech holds the remaining 20% membership interest of a newly formed LLC. Acestor was formed for the purposes of seeking additional financing in the amount of approximately $5,000,000 to develop and commercial the technology of that certain license agreement for certain patent rights that was granted to Abeona from Plasmatech on September 19, 2014 and amended January 23, 2015 (“License Agreement”). The License Agreement was transferred to Acestor. In addition, the Abeona payment obligation of $4,000,000 to Plasmatech was waived and replaced with an obligation of Acestor to pay Plasmatech 10% of the aggregate proceeds in respect of any financing (whether public of private) undertaken by Acestor on or before November 26, 2017.

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

Financial assets and liabilities measured at fair value on a non-recurring and recurring basis as of June 30, 2017 and December 31, 2016 are summarized below:

(in thousands)
Description	As of June 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$4,150	$-	$-	$4,150	$127
Goodwill	32,466	-	-	32,466	-

(in thousands)
Description	As of December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$8,384	$-	$-	$8,384	$-
Goodwill	32,466	-	-	32,466	-

Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

(4)	Stock Option Based Compensation and Restricted Stock Compensation

For the three and six months ended June 30, 2017, we recognized stock option-based compensation expense of $1,243,000 and $2,735,000, respectively. For the three and six months ended June 30, 2016 we recognized stock option-based compensation expense of $1,385,000 and $2,977,000, respectively.

The following table summarizes stock option-based compensation for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$368,000	$314,000	$724,000	$664,000
General and administrative	875,000	1,071,000	2,011,000	2,313,000
Stock option-based compensation expense included in operating expense	$1,243,000	$1,385,000	$2,735,000	$2,977,000

For the three and six months ended June 30, 2017, we granted 185,000 and 185,000 stock options, respectively, and for the three and six months ended June 30, 2016, we granted 125,000 and 1,440,000 stock options.

For the three and six months ended June 30, 2017, we recognized restricted common stock compensation expense of $324,000 and $686,000, respectively for granted restricted common stock. For the three and six months ended June 30, 2016 we recognized restricted stock compensation expense of $987,000 and $2,879,000, respectively for granted restricted common stock.

The following table summarizes restricted common stock compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$-	$62,000	$-	$200,000
General and administrative	324,000	925,000	686,000	2,679,000
Restricted stock compensation expense included in operating expense	$324,000	$987,000	$686,000	$2,879,000

For the three and six months ended June 30, 2017 and June 30, 2016 no common stock was granted to directors or employees.

(5)	Litigation

We are not currently subject to any material legal proceedings.

