Form 10-Q
period 2017-09-30
ABEONA THERAPEUTICS INC.
filed 2017-11-14
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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
Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of November 13, 2017 was 46,775,257 shares.

ABEONA THERAPEUTICS INC.

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, future cash flow, the future success of our marketed products and products in development, our sales projections, and the sales projections of our licensing partners, anticipated product launches and our commercialization strategies, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our ability to achieve profitability on a sustained basis or at all, our expected cash burn rate, that we believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases, our belief that the data from the expansion cohort of our Phase 1/2 clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, will allow us to submit a BLA. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

OVERVIEW

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA), and EB-101 (LZRSE-Col7A1) (gene-corrected skin transplantations) for recessive dystrophic epidermolysis bullosa (RDEB). We are also developing ABO-101 (AAV NAGLU), an AAV gene therapy for Sanfilippo syndrome type B (MPS IIIB), EB-201 (AAVDJ-Col7A1) for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for infantile Batten disease (INCL), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Recent Developments

On November 9, 2017, we announced that the first patient was enrolled in our ABO-102 (AAV-SGSH) Phase 1/2 clinical trial for MPS-IIIA at the Hospital Clinico Universitario of Santiago de Compostela, Spain. In conjunction with the initiation of the Spain clinical site, we have established a local subsidiary to manage clinical trial and regulatory developments in Europe.

On October 19, 2017, we closed an underwritten public offering of 5,750,000 shares of common stock, at a public offering price of $16.00 per share. The gross proceeds to the Company were $92,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones.

On October 11, 2017, we announced enrollment of our first two patients in an expansion of our Phase 1/2 clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA. While we believe that the data from this expansion cohort, together with the data generated in this program to date, will allow us to submit a BLA, we have no assurance to this effect from the FDA.

On October 6, 2017, we announced top-line one year data from our ABO-102 (AAV-SGSH) MPS IIIA Trial at the Cell & Gene Meeting on the Mesa. Observations demonstrated:

•	At one year post-injection, two patients in Cohort 1 demonstrated reduction of 69.3% +/- 5.7% (P<0.001) in cerebral spinal fluid (CSF) heparan sulfate (HS). One patient in the Cohort was unable to be accessed due to an adverse event unrelated to the therapy.
•	Hepatomegaly — Cohort 1 subjects demonstrated normalization of liver volumes of 80% (+/- 16.2%) points at one year (P<0.005) post-injection. The natural history study in 25 subjects with MPS III demonstrated that subjects had increased liver volumes averaging 220% at baseline that was maintained over a year of follow-up.
•	Initial analysis of Cohort 1 patient MRI data showed evidence of stabilization of the area of deep brain architecture in the thalamus and putamen (P<0.05) at one year post-administration.
•	Cognitive assessments at the 12-month time point for Cohort 1 showed evidence of stabilization in the Leiter-R non-verbal IQ (n=2) and Vineland (adaptive behavior) (n=3, P=0.05) scales.
•	No serious adverse events related to the drug were reported in subjects in the cohort receiving ABO-102 (Cohort 1: 5E12 vg/kg) through over 2,000 cumulative follow-up days.

On September 28, 2017, we announced a collaboration with Brammer Bio for the commercial translation of ABO-102 (AAV-SGSH).

On October 4, 2017, we announced the dedication of a commercial gene therapy manufacturing facility in Cleveland, Ohio to support development of advanced gene and cell therapies for treatment of life-threatening rare diseases.

On August 29, 2017, we announced that the FDA has granted Orphan Drug Designation for our EB-101 (gene-corrected skin transplantations) program for RDEB.

On July 25, 2017, we announced that Juan Ruiz, M.D., Ph.D., MBA joined the company as Chief Medical Officer. He will be responsible for leading all clinical development, medical affairs and related functions.

Product Development Strategy

Abeona is focused on developing and delivering gene therapy and plasma-based products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the U.S. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have a severe, life-threating disease. While rare diseases can affect any age group, about 50% of people affected are children (15 million) and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment. Over 95% of rare diseases do not have a single FDA or EMA approved drug treatment, however most rare diseases are often caused by changes in genes. Approximately 80% of rare diseases are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

Developing Next Generation Gene Therapy

Gene therapy is the use of DNA as a potential therapy to treat a disease. In many disorders, particularly genetic diseases caused by a single genetic defect, gene therapy aims to treat a disease by delivering the correct copy of DNA into a patient’s cells. The healthy, functional copy of the therapeutic gene then helps the cell function correctly. In gene therapy, DNA that encodes a therapeutic protein is packaged within a ‘‘vector,’’ often a ‘‘naked’’ virus, which is used to transfer the DNA to the inside of cells within the body. Gene therapy can be delivered by a direct injection, either intravenously (IV) or directly into a specific tissue in the body, where it is taken up by individual cells. Once inside cells, the correct DNA is expressed by the cell machinery, resulting in the production of missing or defective protein, which in turn is used to treat the patient’s underlying disease and can provide long-term benefit.

Abeona is developing next-generation AAV gene therapies. Viruses such as AAV are utilized because they have evolved a way of encapsulating and delivering one or more genes of the size needed for clinical application, and can be purified in large quantities at high concentration. Unlike AAV vectors found in nature, the AAV vectors used by Abeona have been genetically-modified such that they do not replicate. Although the preclinical studies in animal models of disease demonstrate the promising impact of AAV-mediated gene expression to affected tissues such as the heart, liver and muscle, our programs use a specific virus that is capable of delivering therapeutic DNA across the blood brain barrier and into the central nervous system (CNS) and the somatic system (body), making them attractive for addressing lysosomal storage diseases which have severe CNS manifestations of the disease.

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

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (MPS) III A and IIIB. MPSIII, also known as Sanfilippo syndromes type A and type B, is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the normal, functioning version. ABO-201 is a similar product, using an AAV to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single injection, these drugs are only given once to a patient.

ABO-101 for MPS III B and ABO-102 for MPS III A (Sanfilippo syndrome)

MPS III (Sanfilippo syndrome) is a group of four inherited genetic diseases, described as type A, B, C or D, which cause enzyme deficiencies that result in the abnormal accumulation of glycosaminoglycans (sugars) in body tissues. MPS III is a lysosomal storage disease, a group of rare inborn errors of metabolism resulting from deficiency in normal lysosomal function. The incidence of MPS III (all four types combined) is estimated to be 1 in 70,000 births.

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

After a single dose in MPS III preclinical models, ABO-101 and ABO-102 induced cells in the CNS and peripheral organs to produce the missing enzymes which helped repair the damage caused to the cells. Preclinical in vivo efficacy studies in MPS III have demonstrated functional benefits that remain for months after treatment. A single dose of ABO-101 or ABO-102 significantly restored normal cell and organ function, corrected cognitive defects that remained months after drug administration, increased neuromuscular control and increased the lifespan of animals with MPS III over 100% one year after treatment compared to untreated control animals. These results are consistent with studies from several laboratories suggesting AAV treatment could potentially benefit patients with MPS III A and B. In addition, safety studies conducted in animal models of MPS III have demonstrated that delivery of AB0-101 or AB0-102 are well tolerated with minimal side effects.

EB-101 for the Treatment of Recessive Dystrophic Epidermolysis Bullosa and EB-201 for the Correction of Gene Mutations in Skin Cells (Keratinocytes)

EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), is an ex vivo gene therapy for the treatment of RDEB. EB-201 (AAVDJ-Col7A1) is a pre-clinical candidate targeting a novel, AAV-mediated gene editing and delivery approach to correct gene mutations in skin cells for patients with RDEB. We entered into an agreement (the ‘‘EB Agreement’’) with EB Research Partnership (‘‘EBRP’’) and Epidermolysis Bullosa Medical Research Foundation (‘‘EBMRF’’) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (‘‘Stanford’’) described below.

We entered into a license with Stanford effective August 3, 2016 for the EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) technology, and we have performed certain preclinical development work and are performing clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

We also entered into a license with Stanford effective August 3, 2016 for the EB-201 (AAV DJ COL7A1) technology, and we shall perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

ABO-201 for juvenile Batten disease (or Juvenile Neuronal Ceroid Lipofuscinoses) (JNCL) and ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (or Infantile Neuronal Ceroid Lipofuscinoses) (INCL)

ABO-201 (AAV CLN3) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective CLN3 gene to cells of the CNS with the aim of reversing the effects of the genetic errors that cause JNCL. JNCL is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins in children between 4 and 8 years of age. Often the first noticeable sign of JNCL is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience loss of previously acquired skills (developmental regression). This regression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid- to late childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Life expectancy is greatly reduced. Most people with juvenile Batten disease live into their twenties or thirties. As yet, no specific treatment is known that can halt or reverse the symptoms of JNCL.

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

ABO-301 for Fanconi Anemia (FA) and ABO-302 for rare blood diseases using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases

ABO-301 (AAV-FANCC) is an AAV-based gene therapy which has shown promising preclinical efficacy in delivery of a normal copy of the defective gene to cells of the hematopoietic or blood system with the aim of reversing the effects of the genetic errors that cause FA. FA is a rare (1 in 160,000) pediatric, autosomal recessive (inherited) disease characterized by multiple physical abnormalities, organ defects, bone marrow failure, and a higher than normal risk of cancer. The average lifespan for people with FA is 20 to 30 years.

The major function of bone marrow is to produce new blood cells. In FA, a DNA mutation renders the FANCC gene nonfunctional. Loss of FANCC causes skeletal abnormalities and leads to bone marrow failure. FA patients also have much higher rates of hematological diseases, such as acute myeloid leukemia or tumors of the head, neck, skin, gastrointestinal system, or genital tract. The likelihood of developing one of these cancers in people with FA is between 10 and 30 percent. Aside from bone marrow transplantation, there are no specific treatments known that can halt or reverse the symptoms of FA. Repairing fibroblast cells in FA patients with a functional FANCC gene is the focus of our AAV-based gene therapy approach.

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

Polymer Hydrogel Technology (PHT™)

MuGard® (mucoadhesive oral wound rinse) approved for mucositis, stomatitis, aphthous ulcers, and traumatic ulcers

MuGard is our marketed product for the management of oral mucositis, a frequent side-effect of cancer therapy for which there is no other established treatment. MuGard, a proprietary nanopolymer formulation, received marketing clearance from the FDA in the U.S. as well as Europe, China, Australia, New Zealand and Korea. We launched MuGard in the U.S. in 2010 and licensed MuGard for commercialization in the U.S. to AMAG Pharmaceuticals, Inc. (AMAG) in 2013. We licensed MuGard to RHEI Pharmaceuticals, N.V. for China and other Southeast Asian countries in 2010; Hanmi Pharmaceutical Co. Ltd. for South Korea in 2014; and Norgine B.V. for the European Union, Switzerland, Norway, Iceland, Lichtenstein, Australia and New Zealand in 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended September 30, 2017. As of September 30, 2017, our cash and cash equivalents were $56,522,000. As of October 31, 2017, our cash and cash equivalents were $142,618,000.

As of September 30, 2017, our working capital was $55,756,000. Our working capital at September 30, 2017 represented a decrease of $5,369,000 as compared to our working capital of $61,125,000 as of December 31, 2016. The decrease in working capital at September 30, 2017 reflects nine months of net operating costs offset by the $5,000,000 proceeds from the exercise of the $8.00 warrants, the waiver of the $4,000,000 payable we had to Plasma Technologies, LLC, and other net changes in current assets and liabilities.

On October 19, 2017, we closed an underwritten public offering of 5,750,000 shares of common stock, at a public offering price of $16.00 per share. The gross proceeds to the Company were $92,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of September 30, 2017 of $351,342,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

THIRD QUARTER 2017 COMPARED TO THIRD QUARTER 2016

Our licensing revenue for the third quarter of each of 2017 and 2016 was $151,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $68,000 for third quarter of 2017 and $33,000 for the same period of 2016, an increase of $35,000. We licensed MuGard to AMAG and Norgine and receive quarterly reports under our agreement.

Total research and development spending for the third quarter of 2017 was $3,277,000, as compared to $2,745,000 for the same period of 2016, an increase of $532,000. The increase in expenses was primarily due to:

•	increased salary and related costs ($180,000) due to hiring additional scientific staff;
•	increased stock option compensation expense ($112,000);
•	increased travel and entertainment expense ($94,000);
•	increased scientific consulting expense ($84,000); and
•	other net increases in research spending ($62,000).

Total general and administrative expenses were $2,166,000 for the third quarter of 2017, as compared to $2,391,000 for the same period of 2016, a decrease of $225,000. The decrease in expenses was due primarily to the following:

•	decreased stock option compensation expense ($269,000);
•	decreased professional fees ($94,000);
•	offset by increased patent fees ($67,000);
•	increased restricted common stock based compensation expense ($52,000); and
•	by increases in net other general and administrative expenses ($19,000).

Depreciation and amortization was $138,000 for the third quarter of 2017 as compared to $222,000 for the same period in 2016, a decrease of $84,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents and we were amortizing the SDF Alpha license through May 26, 2017. The decrease is due to amortization of licensed technology of ($96,000) offset by increased depreciation of ($12,000).

Total operating expenses for the third quarter of 2017 were $5,581,000 as compared to total operating expenses of $5,358,000 for the same period of 2016, an increase of $223,000 for the reasons listed above.

Interest and miscellaneous income was $21,000 for the third quarter of 2017 as compared to $2,551,000 for the same period of 2016, a decrease of $2,530,000. The decrease was due to the change in the fair value of our contingent consideration liability resulting in miscellaneous income in 2016 ($2,000,000), the settlement of an agreement resulting in miscellaneous income in 2016 ($500,000) and other income in 2016 ($46,000) offset by interest income in 2017 ($16,000).

Interest and other expense was $2,000 for the third quarter of 2017 as compared to $1,000 in the same period of 2016, an increase of $1,000.

Net loss for the third quarter of 2017 was $5,343,000, or a $0.13 basic and diluted loss per common share as compared to a net loss of $2,624,000, or a $0.08 basic and diluted loss per common share, for the same period in 2016, an increased loss of $2,719,000.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMEBR 30, 2016

Our licensing revenue for the first nine months of 2017 and 2016 was $452,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $170,000 for first nine months of 2017 and $181,000 for the same period of 2016, a decrease of $11,000. We licensed MuGard to AMAG and Norgine and receive quarterly reports under our agreement.

Total research and development spending for the first nine months of 2017 was $11,283,000, as compared to $7,618,000 for the same period of 2016, an increase of $3,665,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for ABO-102, EB-101 & ABO-101 and other gene therapy products ($2,804,000);
•	increased salary and related costs ($248,000) due to hiring additional scientific staff;
•	increased scientific consulting expense ($229,000);
•	increased travel and entertainment expense ($194,000); and
•	other net increases in research spending ($190,000).

Total general and administrative expenses were $7,830,000 for the first nine months of 2017, as compared to $10,487,000 for the same period of 2016, a decrease of $2,657,000. The decrease in expenses was due primarily to the following:

•	decreased restricted common stock based compensation expense ($1,941,000) and decreased stock option compensation expense ($480,000);
•	decreased salary and related costs ($338,000);
•	decreases in net other general and administrative expenses ($45,000); and
•	offset by increased patent expenses ($147,000).

Depreciation and amortization was $595,000 for the first nine months of 2017 as compared to $577,000 for the same period in 2016, an increase of $18,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents and SDF Alpha through May 26, 2017. The increase is due to depreciation of ($45,000) offset by a decrease in amortization of licensed technology of ($27,000).

Total operating expenses for the first nine months of 2017 were $19,708,000 as compared to total operating expenses of $18,682,000 for the same period of 2016, an increase of $1,026,000 for the reasons listed above.

Interest and miscellaneous income was $224,000 for the first nine months of 2017 as compared to $3,182,000 for the same period of 2016, a decrease of $2,958,000.

The decrease was due to the change in the fair value of our contingent consideration liability resulting in miscellaneous income in 2016 ($2,591,000), the settlement of an agreement resulting in miscellaneous income in 2016 ($500,000) and other income in 2016 ($39,000) and offset by the Plasmatech/Acestor agreement in 2017 resulting in miscellaneous income ($127,000) and interest income in 2017 ($45,000).

Interest and other expense was $7,000 for the first nine months of 2017 as compared to $4,000 in the same period of 2016.

Net loss for the first nine months of 2017 was $18,869,000, or a $0.47 basic and diluted loss per common share as compared to a net loss of $14,871,000, or a $0.45 basic and diluted loss per common share, for the same period in 2016, an increased loss of $3,998,000.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. The Company is currently evaluating the impact that the adoption of ASU 2014-010 will have on its condensed consolidated financial statements. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify aspects of Topic 606, including assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition and completed contracts at transition. The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for public entities for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Vice President Finance (our principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2017.

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of September 30, 2017 were effective.

Changes In Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	November 14, 2017	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Vice President Finance
(Principal Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$56,522,000	$69,142,000
Receivables	111,000	124,000
Prepaid expenses and other current assets	1,762,000	155,000
Total current assets	58,395,000	69,421,000
Property and equipment, net	730,000	721,000
Licensed technology, net	4,063,000	8,384,000
Goodwill	32,466,000	32,466,000
Other assets	77,000	66,000
Total assets	$95,731,000	$111,058,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,037,000	$3,694,000
Payable due to Plasma Technologies, LLC	-	4,000,000
Current portion of deferred revenue	602,000	602,000
Total current liabilities	2,639,000	8,296,000
Deferred revenue, net of current portion	3,212,000	3,664,000
Total liabilities	5,851,000	11,960,000
Commitments and contingencies
Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 40,924,659 at September 30, 2017 and 40,254,457 at December 31, 2016	409,000	403,000
Additional paid-in capital	440,813,000	431,168,000
Accumulated deficit	(351,342,000)	(332,473,000)
Total stockholders' equity	89,880,000	99,098,000
Total liabilities and stockholders' equity	$95,731,000	$111,058,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
License revenues	$151,000	$151,000	$452,000	$452,000
Royalties	68,000	33,000	170,000	181,000
Total revenues	219,000	184,000	622,000	633,000

Expenses
Research and development	3,277,000	2,745,000	11,283,000	7,618,000
General and administrative	2,166,000	2,391,000	7,830,000	10,487,000
Depreciation and amortization	138,000	222,000	595,000	577,000
Total expenses	5,581,000	5,358,000	19,708,000	18,682,000
Loss from operations	(5,362,000)	(5,174,000)	(19,086,000)	(18,049,000)

Interest and miscellaneous income	21,000	2,551,000	224,000	3,182,000
Interest and other expense	(2,000)	(1,000)	(7,000)	(4,000)
	19,000	2,550,000	217,000	3,178,000
Net loss	$(5,343,000)	$(2,624,000)	$(18,869,000)	$(14,871,000)

Basic and diluted loss per common share	$(0.13)	$(0.08)	$(0.47)	$(0.45)

Weighted average number of common shares outstanding	40,377,890	33,274,829	40,301,601	32,935,232

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2016	40,254,457	$403,000	$431,168,000	$(332,473,000)	$99,098,000
Restricted common stock issued to employees and directors	-	-	362,000	-	362,000
Stock option compensation expense	-	-	1,492,000	-	1,492,000
Common stock issued for cash exercise of options	625	-	1,000	-	1,000
Net loss	-	-	-	(5,247,000)	(5,247,000)
Balance, March 31, 2017	40,255,082	403,000	433,023,000	(337,720,000)	95,706,000

Restricted common stock issued to employees and directors	-	-	324,000	-	324,000
Stock option compensation expense	-	-	1,243,000	-	1,243,000
Common stock issued for cash exercise of options	31,250	-	84,000	-	84,000
Net loss	-	-	-	(8,279,000)	(8,279,000)
Balance June 30, 2017	40,286,332	$403,000	$434,674,000	$(345,999,000)	$89,078,000

Restricted common stock issued to employees and directors	-	-	293,000	-	293,000
Stock option compensation expense	-	-	792,000	-	792,000
Common stock issued for cash exercise of options	2,927	-	8,000	-	8,000
Exercise of $8.00 warrants	625,000	6,000	4,994,000	-	5,000,000
Exercise of $5.00 warrants	10,400	-	52,000	-	52,000
Net loss	-	-	-	(5,343,000)	(5,343,000)
Balance September 30, 2017	40,924,659	$409,000	$440,813,000	$(351,342,000)	$89,880,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,869,000)	$(14,871,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	595,000	577,000
Stock option compensation expense	3,527,000	3,894,000
Restricted common stock expense issued to directors, employees and consultants	979,000	3,120,000
Licensed technology	(127,000)	-
Change in operating assets and liabilities:
Receivables	13,000	(491,000)
Prepaid expenses and other current assets	(1,607,000)	159,000
Other assets	(11,000)	(4,000)
Accounts payable	(1,657,000)	1,038,000
Contingent consideration milestone	-	(2,591,000)
Deferred revenue	(452,000)	(452,000)
Net cash used in operating activities	(17,609,000)	(9,621,000)

Cash flows from investing activities:
Capital expenditures	(156,000)	(501,000)
Net cash used in investing activities	(156,000)	(501,000)

Cash flows from financing activities:
Proceeds from $2.85 restricted common stock issuance	-	150,000
Proceeds from an average of $6.44 per share of common stock issuances net of costs	-	1,019,000
Proceeds from exercise of $8.00 warrants	5,000,000	-
Proceeds from exercise of $5.00 warrants	52,000	-
Proceeds from exercise of stock options	93,000	-
Net cash provided by financing activities	5,145,000	1,169,000

Net decrease in cash and cash equivalents	(12,620,000)	(8,953,000)
Cash and cash equivalents at beginning of period	69,142,000	40,138,000
Cash and cash equivalents at end of period	$56,522,000	$31,185,000

Supplemental disclosure of noncash transactions:
Licensed asset and corresponding liability	$4,000,000	$-
Shares issued to EB Research Partnership and Epidermolysis Bullosa Medical Research Foundation for licenses	$-	$2,452,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017 and 2016

(unaudited)

Abeona Therapeutics Inc. (together with our subsidiaries, “we”, “our”, “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing gene therapies for life-threatening rare genetic diseases. Our lead programs are ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA), and EB-101 (LZRSE-Col7A1) (gene-corrected skin transplantations) for recessive dystrophic epidermolysis bullosa (RDEB). We are also developing ABO-101 (AAV NAGLU), an AAV gene therapy for Sanfilippo syndrome type B (MPS IIIB), EB-201 (AAVDJ-Col7A1) for epidermolysis bullosa (EB), ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) gene therapy for infantile Batten disease (INCL), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. Our efforts have been principally devoted to research and development, resulting in significant losses.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2016 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of September 30, 2017, we had 4,622,458 options and 3,101,217 warrants that were not included in the EPS calculation as their effect would be antidilutive.

(2)	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Licensed technology	$4,608	$545	$9,608	$1,224

Amortization expense related to intangible assets totaled $87,000 and $448,000 for the three and nine months ended September 30, 2017, respectively, and totaled $146,000 and $291,000 for the three and nine months ended September 30, 2016, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2017 is as follows (in thousands):

2017	$87
2018	346
2019	346
2020	346
2021	346
over 5 years	2,592

Total	$4,063

On May 26, 2017, we entered into agreements with Plasma Technologies, LLC (“Plasmatech”) and Acestor Therapeutics LLC (“Acestor”). Abeona holds an 80% membership interest in Acestor and Plasmatech holds the remaining 20% membership interest in Acestor. Acestor was formed for the purposes of seeking additional financing in the amount of approximately $5,000,000 to develop and commercialize the technology of that certain license agreement for certain patent rights that was granted to Abeona from Plasmatech on September 19, 2014 and amended January 23, 2015 (“License Agreement”). The License Agreement was transferred to Acestor. In addition, Abeona’s payment obligation of $4,000,000 to Plasmatech was waived and replaced with an obligation of Acestor to pay Plasmatech 10% of the aggregate proceeds in respect of any financing (whether public of private) undertaken by Acestor on or before November 26, 2017. A gain of $127,000 to reflect this transaction was recorded in the second quarter of 2017. As of November 14, 2017 no financings have occurred.

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

Financial assets and liabilities measured at fair value on a non-recurring and recurring basis as of September 30, 2017 and December 31, 2016 are summarized below:

(in thousands)
Description	As of September 30, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$4,063	$-	$-	$4,063	$127
Goodwill	32,466	-	-	32,466	-

(in thousands)
Description	As of December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$8,384	$-	$-	$8,384	$-
Goodwill	32,466	-	-	32,466	-
Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

(4)        Stock Option-Based Compensation and Restricted Stock Compensation

For the three and nine months ended September 30, 2017, we recognized stock option-based compensation expense of $792,000 and $3,527,000, respectively. For the three and nine months ended September 30, 2016 we recognized stock option-based compensation expense of $917,000 and $3,894,000, respectively.

For the three and nine months ended September 30, 2017, we granted no stock options and 185,000 stock options, respectively, and for the three and nine months ended September 30, 2016, we granted no stock options and 1,440,000 stock options, respectively.

The following table summarizes stock option-based compensation for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$394,000	$274,000	$1,118,000	$937,000
General and administrative	398,000	643,000	2,409,000	2,957,000
Stock option-based compensation expense included in operating expense	$792,000	$917,000	$3,527,000	$3,894,000

For the three and nine months ended September 30, 2017, we recognized restricted common stock compensation expense of $293,000 and $979,000, respectively for granted restricted common stock. For the three and nine months ended September 30, 2016 we recognized restricted stock compensation expense of $241,000 and $3,120,000, respectively for granted restricted common stock.

For the three and nine months ended September 30, 2017 and September 30, 2016 no common stock was granted to directors or employees.

The following table summarizes restricted common stock compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$-	$-	$-	$200,000
General and administrative	293,000	241,000	979,000	2,920,000
Restricted stock compensation expense included in operating expense	$293,000	$241,000	$979,000	$3,120,000

(5)	Litigation

We are not currently subject to any material legal proceedings.

(6)	Subsequent Events

On October 19, 2017, we closed an underwritten public offering of 5,750,000 shares of common stock, at a public offering price of $16.00 per share. The gross proceeds to the Company were $92,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones.

