Form 10-K
period 2017-12-31
ABEONA THERAPEUTICS INC.
filed 2018-03-16
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act:

Large accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☐

Non-accelerated filer ☐		Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2017, was approximately $162,488,000.

The number of shares outstanding of the registrant’s common stock as of March 15, 2018 was 47,226,940 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

The registrant meets the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K (including information incorporated by reference) contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. By their nature, these forward-looking statements involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (SEC) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our expectation that ABO-202 is anticipated to enter clinical trials in 2018, our ability to raise capital to fund our operations, including our ability to secure grants, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations and our ability to attract licensing partners, future cash flow, the timing and receipt of licensing and milestone revenues, the future success of our marketed products and products in development, our belief that advances in biotechnology will provide significant opportunities to develop new treatments for rare diseases, our sales projections, and the sales projections of our licensing partners, our ability to achieve licensing milestones, the size of the prospective markets in which we may offer products, anticipated product launches and our commercialization strategies, anticipated product approvals and timing thereof, product opportunities, clinical trials and U.S. Food and Drug Administration (FDA) applications, as well as our drug development strategy, our clinical development timelines and expectations regarding the rate of technological developments in the industry and increased and intensified competition, our plan not to establish an internal marketing organization, our expectations regarding minimizing development risk and developing and introducing technology, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships with collaborators, licensors, licensees and others, our ability to attract and retain key personnel, our belief that we will not pay any cash dividends in the foreseeable future, our belief that a failure to obtain necessary additional capital in the future will result in our operations being jeopardized, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our anticipated product candidates, our ability to achieve profitability on a sustained basis or at all, and our expected cash burn rate. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions that we believe were reasonable when made.

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

Business

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead programs include EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA) and ABO-101 (AAV NAGLU), an AAV based gene therapy for Sanfilippo syndrome type B (MPS IIIB). We are also developing ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) for treatment of infantile Batten disease (INCL), EB-201 for epidermolysis bullosa (EB), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition we are developing a proprietary vector platform, AIM™, for next generation product candidates. Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our website address is www.abeonatherapeutics.com.

Product Development Strategy

Abeona is focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the U.S. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have a severe, life-threating disease. While rare diseases can affect any age group, about 50% of people affected are children (15 million) and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment. Over 95% of rare diseases do not have a single FDA or EMA approved drug treatment, however most rare diseases are often caused by changes in genes. Approximately 80% of rare diseases are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

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

In MPS III, the predominant symptoms occur due to accumulation within the CNS, including the brain and spinal cord, resulting in cognitive decline, motor dysfunction, and eventual death. To date, there is no cure for MPS III and treatments are largely supportive.

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

We also entered into a license with Stanford effective August 3, 2016 for the EB-201 (AAV DJ COL7A1) technology, and we plan to perform preclinical development and clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

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

Gene Therapy Licensed Patents

We have secured an exclusive license in the field of use through Nationwide Children’s Hospital to the ABO-101 and ABO-102 patent portfolio for developing treatments for patients with MPS IIIA and B. This portfolio (13/491,326 and 15/903,861) comprises one patent family: “Products and methods for delivery of polynucleotides by adeno-associated virus for lysosomal storage disorders.”

Additionally, we have secured FDA Orphan Drug Designation for both MPS IIIA and B, which will provide 7 years of post-launch market exclusivity for both ABO-101 and ABO-102 in the U.S. ABO-101 and ABO-102 are also eligible for 12 years of Biologics exclusivity upon approval in the U.S. and 10 years of exclusivity in the European Union upon marketing authorization. We have secured Orphan Drug Status within the EMA for both ABO-101 and ABO-102, which will grant 10 years of post-market exclusivity in the European Union.

We licensed the exclusive rights to an international patent publication number (WO 2016/100575) which has been filed nationally in Australia, Canada, China, the European Union, Japan, New Zealand and the United States as well as priority applications (62/092,501 and 62/146,793) from the UNeMed Corporation. The patents are “Compositions and Methods for the Treatment of Juvenile Neuronal Ceroid Lipofuscinosis” and “Gene Therapy for Juvenile Batten Disease” for an AAV gene therapy for the treatment of JNCL.

We licensed patent applications (international patent publication number WO 2015/179540, which has been filed nationally in Canada, the European Union (and by extension into Hong Kong), Japan and the United States, as well as priority application, 62/000,590, “Method for Editing a Genetic Sequence” with an exclusive, field of use, worldwide, agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with Fanconi anemia (FA) disorder and other rare blood diseases.

We licensed a patent family (U.S. Patent No. 9,169,299 and 9,856,469, allowed U.S. application number 14/853,552, and pending application EP 16196258.4) entitled “AAV Capsid Proteins for Nucleic Acid Transfer” from Stanford with exclusivity for an AAV delivery vector for the treatment of FA and a rare blood disease platform.

We licensed patent applications (62/274,700 and 62/414,533) and international patent publication number WO 2017/120147 entitled “Gene Therapy for Recessive Dystrophic Epidermolysis Bullosa using Genetically Corrected Autologous Keratinocytes” from Stanford. This exclusive agreement provides an exclusive license to this technology for the treatment of RDEB.

We licensed a patent family (international patent publication number WO 2016/081811) which has been filed nationally in Australia, Brazil, Canada, China, the European Union, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa and the United States, from The University of North Carolina at Chapel Hill entitled “AAV Vectors Targeted to the Central Nervous System.” This agreement provides an exclusive license to the AAV Vector Library for a number of diseases.

We licensed a patent family (U.S. Patents Nos. 7,588,772, 8,067,014, 8,574,583, and 8,906,387) from Stanford. This agreement provides an exclusive license for the use of AAV DJ in the EB-201 construct for the treatment of EB.

We licensed a patent application (62/349,411) entitled “CLN1 Genome Design for AAV Vectors” and international application number PCT/US2017/037118 entitled “Optimized CLN1 Genes and Expression Cassettes and Their Uses” from The University of North Carolina at Chapel Hill. This agreement provides an exclusive field of use license for the treatment of INCL.

We are aware of an issued U.S. patent owned by a third party directed to the AAV9 viral vector and methods for its use. This patent was issued in 2002. We understand that the owner of this patent grants licenses under the patent from time to time, and we expect that, prior to commercializing our ABO-101, ABO-102, ABO-201 or ABO-202 product candidates (which utilize the AAV9 vector), we would seek to license this patent. Other licensed technologies may also require the licensing of additional patents for commercialization.

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

License Agreements

Gene therapy license agreements

On May 15, 2015, we acquired Abeona Therapeutics LLC (Abeona Ohio) which had an exclusive license through Nationwide Children’s Hospital to the ABO-101 and ABO-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. This portfolio comprises 1 patent family: “Products and methods for delivery of polynuleotides by adeno-associated virus for lysosomal storage disorders”. Additionally, Abeona has secured FDA Orphan drug designation for both Sanfilippo A and B, which will provide 7 years of post-launch market exclusivity for both ABO-101 and ABO-102 in the U.S. Abeona has also secured Orphan Drug Status within the EMA for both ABO-101 and ABO-102, which will grant 10 years of post-market exclusivity in the European Union. In addition, Abeona has also received from the FDA the Rare Pediatric Disease Designation from the FDA for both ABO-101 and ABO-102 and the Fast Track Designation for ABO-102.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the UNeMed Corporation, the technology transfer and commercialization office for the University of Nebraska Medical Center (UNMC) in Omaha, Nebraska, for an AAV gene therapy for the treatment of juvenile Batten disease. We licensed the rights to two patents (62/092,501 and 62/146,793). Under the terms of the licensing agreement, we paid a license fee of $75,000 and will pay milestone payments on certain milestone events. Commencing with the first commercial sale of licensed products a royalty will be paid. We also entered into an eighteen month sponsored research agreement with UNMC focused on additional efficacy studies in October 2015. Additionally, Abeona has secured FDA Orphan drug designation for both Juvenile Batten disease (CLN3) and Infantile Batten Disease (CLN1), which will provide 7 years of post-launch market exclusivity for both ABO-201 and ABO-202 in the U.S. Abeona has also secured Orphan Drug Status within the EMA for ABO-201, which will grant 10 years of post-market exclusivity in the European Union.

On June 5, 2015, we entered into an exclusive, worldwide, licensing agreement with the University of Minnesota for an AAV gene therapy for the treatment of patients with FA disorder and other rare blood diseases. We licensed one patent (62/000,590), Method for Editing a Genetic Sequence. Under terms of the licensing agreement, we paid a license fee of $80,000, will pay an additional license fee of $50,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

On September 17, 2015, we entered into a nonexclusive license agreement with Stanford University for an AAV delivery vector for the treatment of FA and rare blood disease platform. This license augments the University of Minnesota agreement. We licensed two patents (U.S. Patent No. 9,169,299 and EPO 12756603.2). Under terms of the licensing agreement, we paid a license fee of $25,000, will pay annual maintenance fees and a royalty fee with the first commercial sale of licensed products.

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

EBRP and EBMRF have the contractual right to license from Stanford EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)), and wish to have Abeona exercise such rights and enter into a license with Stanford for such technology, and perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology. Abeona will also enter into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology, and Abeona will perform preclinical development and perform clinical trials of a gene therapy treatment for EB based upon such in-licensed technology.

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

On August 3, 2016, we also entered into two licensing agreements between us and Stanford to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, we paid upfront licensing fees in cash, and will pay annual license maintenance fees and, subject to the achievement of certain milestones, regulatory approval milestone payments, as well as royalty payments on annual net sales of the licensed product.

Additionally, Abeona has secured FDA Orphan drug designation for both EB-101, which will provide 7 years of post-launch market exclusivity in the U.S. Abeona has also secured Orphan Drug Status within the EMA for EB-101, which will grant 10 years of post-market exclusivity in the European Union. In addition, Abeona has also received from the FDA the Rare Pediatric Disease Designation from the FDA for EB-101, the Breakthrough Therapy Designation and the Regenerative Medicine Advanced Therapy Designation (“RMAT”).

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

On March 11, 2014, we announced we had entered into an exclusive license agreement with Hanmi related to MuGard commercialization in South Korea. Under the terms of the agreement, we received an upfront licensing fee and double digit royalties on sales of MuGard in the licensed territory. The license term expires February 26, 2024. The license can also terminate in the event of breach by either party or by Hanmi at any time with 180 days prior notice of termination.

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

Other Key Developments

On February 12, 2018, we announced that the FDA granted Orphan Drug Designation (ODD) to our ABO-202 program (AAV-CLN1), an AAV-based gene therapy for the treatment of infantile Batten disease.

ABO-202, developed with Steven Gray, Ph.D. and the support of The Saoirse Foundation, Taylor's Tale, Garrett the Grand Batten Fighter, Hayden's Batten Disease Foundation, and the Batten Disease Support and Research Association, is anticipated to enter clinical trials in 2018.

The preclinical data for ABO-202 were presented at the WORLDSymposium for Lysosomal Diseases held in San Diego, California from February 5-9, 2018. Key findings included:

•	CLN1 mice recapitulate the major features of the human disease manifestations;
•	The data demonstrate that a single intrathecal (IT) injection of self-complementary adeno-associated virus 9 (scAAV9) encoding the human CLN1 gene to CLN1 mice at 1 week and 1 month (pre-symptomatic) significantly increased their survival, improved behavior and reduced motor deficits;
•	Higher IT doses further improved these observations, suggesting that methods increasing CNS exposure may be beneficial and provided some survival and behavioral benefit to symptomatic INCL mice; and
•	A combination approach delivering ABO-202 by both intravenous and intrathecal routes of administration further increased survival efficacy 50% and improved potential treatment options for older animals with advanced disease manifestations.

On February 8, 2018 we announced updated clinical data from the ongoing Phase 1/2 trial for ABO-102 (AAV-SGSH), the Company’s investigational gene therapy for the treatment of Sanfilippo syndrome Type A (MPS IIIA), a rare autosomal-recessive lysosomal storage disease. The results demonstrate robust and durable clinical effects achieved throughout various time points post-administration. To date, 10 patients have been dosed with a single intravenous injection of ABO-102. Results were reported during the WORLDSymposium.

In the trial, subjects received a single intravenous injection of ABO-102 to facilitate systemic delivery of a corrective copy of the gene associated with onset and progression of MPS IIIA. Subjects were evaluated at multiple time points post-injection for safety assessments and signals of biopotency and clinical activity.

On February 7, 2018 we reported preliminary 30-Day safety and biopotency signals from the first patient dosed in the Company’s ongoing Phase 1/2 trial for ABO-101, a gene therapy treatment for patients with MPS IIIB (Sanfilippo syndrome Type B), enrolling at Nationwide Children’s Hospital in Columbus, Ohio. The ABO-101 therapy involves a single intravenous injection of AAV gene therapy for subjects with MPS IIIB, a rare autosomal recessive disease causing neurocognitive decline, speech and mobility loss, and premature death. Abeona plans to enroll a total of three patients in Cohort 1 (2E13 vg/kg) before dose-escalating to the Cohort 2 dose (5E13 vg/kg).

The Phase 1/2 study is designed to evaluate safety and preliminary indications of efficacy of ABO-101 in subjects suffering from MPS IIIB. In the first patient treated in Cohort 1:

•	ABO-101, at a systemic dose of 2E13 vg/kg, is well-tolerated, with no treatment related adverse events or serious adverse events (SAEs) through 30 days of follow up.
•	Early biopotency signals include significant heparan sulfate (HS) reductions observed in cerebral spinal fluid (50%), urine (69%), plasma (60%) and urinary total glycosaminoglycan (GAG) (67%);
•	50% decline in CSF heparan sulfate from baseline supports previous AAV9 clinical observations that ABO-101 crossed the blood brain barrier after intravenous administration;
•	Normalized NAGLU enzyme activity observed represented by a greater than 300-fold increase over baseline at 30 days post administration.

Subjects in the Phase 1/2 trial receive a single, intravenous injection of ABO-101, which uses an AAV vector to introduce a corrective copy of the NAGLU gene associated with MPS IIIB disease. Subjects will be evaluated at multiple time points over the initial 30 days post-injection for safety assessments and initial signals of biopotency. Results in the first patient dosed with ABO-101 suggest strong CNS and broader systemic distribution, with the potential to reduce levels of glycosaminoglycans (GAGs) that represent the lysosomal storage pathology central to MPS IIIB disease progression.

On January 29, 2018 we announced that the FDA has granted the Regenerative Medicine Advanced Therapy (RMAT) designation to EB-101, the Company’s gene-corrected autologous cell therapy product for patients with recessive dystrophic epidermolysis bullosa (RDEB).

On December 20, 2017 we announced that the first patient in a Phase 1/2 clinical trial for ABO-101 (AAV-NAGLU), a single treatment gene therapy for patients with Sanfilippo syndrome type B (MPS IIIB), has been dosed at Nationwide Children’s Hospital, Columbus, Ohio.

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

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to achievement of certain milestones.

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

Corporate Information

Our principal executive office is located at 3333 Lee Parkway, Suite 600, Dallas, Texas 75219. Our telephone number in Dallas is (214) 665-9495. We also have offices in New York at 1330 Avenue of the Americas, Suite #33A, New York, NY 10019. Our telephone number in New York is (646) 813-4708. We also have offices and laboratory in Ohio at 6555 Carnegie Ave., 4th Floor, Cleveland, OH 44103. Our phone number in Cleveland is (216) 282-8145.

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

Employees

As of March 16, 2018, we had 42 full-time employees, 20 of whom have advanced scientific degrees. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $359.8 million through December 31, 2017 and $332.5 million through December 31, 2016. Net loss allocable to common stockholders for the year ended December 31, 2017 was $27.3 million and the net loss for the year ended December 31, 2016 was $21.9 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates, from losses due to derivatives and from the associated administrative costs. We expect to incur additional operating losses over the next several years. We also expect cumulative losses to increase if we expand research and development efforts and preclinical and clinical trials.

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

We are highly dependent upon the efforts of our senior management, including our Executive Chairman, Principal Executive Officer, and board member, Steven H. Rouhandeh; our President and Chief Executive Officer, and board member, Timothy J. Miller; our Chief Operating Officer, Jeffrey B. Davis; and our Chief Accounting Officer, Stephen B. Thompson. The loss of the services of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. We do not have employment contracts with our other key personnel. We do not maintain any ‘key-man’ insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel and consultants. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists, consultants and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

We are aware of an issued U.S. patent owned by a third party directed to the AAV9 viral vector and methods for its use. This patent was issued in 2002. We understand that the owner of this patent grants licenses under the patent from time to time, and we expect that, prior to commercializing our ABO-101 or ABO-102 product candidates (which utilize the AAV9 vector), we would seek to license this patent. There can be no assurance that we will be successful in licensing this patent or that any such patent would be on favorable terms to us. Other licensed technologies may also require the licensing of additional patents for commercialization.

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

Nationwide Children’s Hospital has the right to terminate the Nationwide Children’s Hospital License Agreement under certain circumstances, including, but not limited to: (1) in the event of our insolvency or bankruptcy, (2) written notice with at least six months’ notice, or (3) if we default on certain of our material obligations and fail to cure the default within a specified period of time.

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

Based on our evaluation, our management concluded that there is no material weakness in our internal control over financial reporting for the year ended December 31, 2017 based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2017, we had net operating loss carryforwards aggregating approximately $238.2 million.

Ownership of our shares is concentrated in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the Company.

As calculated by SEC rules of beneficial ownership, SCO Capital Partners LLC and affiliates beneficially owned approximately 29.7% of our common stock as of March 15, 2018. Accordingly, they collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We have a laboratory and administrative offices and are building a manufacturing facility of approximately 15,977 square feet in Cleveland, Ohio. We have a lease agreement for the facility, which terminates in December 2025. We also have administrative offices in Dallas, Texas. We have a lease agreement for the facility, which terminates in August 2018. We also have a new office in New York, New York as of January 1, 2018 where we have approximately 5,730 square feet of business office suites for administrative offices. We have a lease agreement for the facility, which terminates in November 2022.

We believe that our existing properties are suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mr. Steven H. Rouhandeh, 61, became our Executive Chairman, Principal Executive Officer, on January 1, 2015. Mr. Rouhandeh has been a director and Chairman of the Board since March 4, 2008. He has been Chief Investment Officer of SCO Capital Partners, a group of New York based life sciences funds since 1997. Mr. Rouhandeh possesses a diverse background in financial services that includes experience in asset management, corporate finance, investment banking and law. He has been active throughout recent years as an executive in venture capital and as a founder of several companies in the biotech field. His experience also includes positions as Managing Director of a private equity group at Metzler Bank, a private European investment firm and Vice President, Investment Banking at Deutsche Bank.  Mr. Rouhandeh was also a corporate attorney at New York City-based Cravath, Swaine & Moore. Mr. Rouhandeh holds a J.D., from Harvard Law School, Harvard University and B.A. Political Science, from Southern Illinois University.

Timothy J. Miller, Ph.D., 46, became our President and Chief Executive Officer and Director on May 15, 2015. Dr. Miller was President & CEO of Abeona Therapeutics LLC from 2013 to 2015. He has 16 years of scientific research, product development, regulatory and clinical operations expertise, with a focus on transitioning novel biotherapeutics through pre-clinical phases and into Phase 1 and 2 human clinical trials. Dr. Miller was President & CEO of Red5 Pharmaceuticals from 2013 until 2015 and was Vice President, Business Development of BioEnterprise Inc. in 2015. He was Senior Director of Product Development at SironRX Therapeutics from 2010 to 2013. Between 1996 and 2010 Dr. Miller held various positions at several companies focusing on gene therapy and regenerative medicine. Dr. Miller earned his PhD in Pharmacology with a focus on Gene therapy/Cystic Fibrosis from Case Western University. He also holds a B.S. in Biology and M.S. in Molecular Biology from John Carroll University (Cleveland, OH).

Mr. Jeffrey B. Davis, 55, became our Chief Operating Officer on January 19, 2015. Mr. Davis was a director from March 2006 until May 2017. Mr. Davis was our Chief Executive Officer from December 26, 2007 until September 19, 2014. Mr. Davis became Acting Chief Financial Officer, Treasurer and Secretary on November 1, 2013 through September 19, 2014. Previously, Mr. Davis served in a variety of senior investment banking and management positions, and in senior management at a publicly traded healthcare technology company. Prior to that, Mr. Davis was an investment banker with various Deutsche Bank banking organizations, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff, and at Philips Medical Systems North America.   Mr. Davis holds a B.S. in biomedical engineering from Boston University and an M.B.A. from the Wharton School, University of Pennsylvania.

Stephen B. Thompson, 64, Vice President Finance, became the Chief Accounting Officer, Secretary and Treasurer on January 1, 2015. Mr. Thompson consulted with the Company from December 1, 2013 through December 31, 2014. Prior to December 1, 2013 Mr. Thompson was our Vice President from 2000 and our Chief Financial Officer from 1996. From 1990 to 1996, he was Controller and Administration Manager of Access Pharmaceuticals, Inc., a private Texas corporation. Previously, from 1989 to 1990, Mr. Thompson was Controller of Robert E. Woolley, Inc., a hotel real estate company where he was responsible for accounting, finances and investor relations. From 1985 to 1989, he was Controller of OKC Limited Partnership, an oil and gas company, where he was responsible for accounting, finances and SEC reporting. Between 1975 and 1985 he held various accounting and finance positions with Santa Fe International Corporation.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2017
First quarter	$6.15	$4.60
Second quarter	6.40	4.70
Third quarter	17.20	6.60
Fourth quarter	19.95	14.33

Fiscal Year Ended December 31, 2016
First quarter	$3.50	$2.10
Second quarter	3.26	2.27
Third quarter	6.57	2.32
Fourth quarter	8.70	4.25

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

The number of record holders of our common stock at March 15, 2018 was approximately 9,300. On March 15, 2018, the closing price for the common stock as quoted on NASDAQ was $15.25. There were 47,226,940 shares of common stock outstanding at March 16, 2018.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	5,112,967	$9.07	3,106,637
2005 Equity Incentive Plan	316,760	14.31	-
Equity compensation plans not approved by security holders	-	-	-

Total	5,429,727	$8.73	3,106,637

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide a performance graph.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead programs include EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA) and ABO-101 (AAV NAGLU), an AAV based gene therapy for Sanfilippo syndrome type B (MPS IIIB). We are also developing ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) for treatment of infantile Batten disease (INCL), EB-201 for epidermolysis bullosa (EB), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition we are developing a proprietary vector platform, AIM™, for next generation product candidates.

Results of Operations

Comparison of Years Ended December 31, 2017 and December 31, 2016

Our licensing revenue for the years ended December 31, 2017 and 2016 was $602,000. We recognize licensing revenue over the period of the performance obligation under our licensing agreements.

We recorded royalty revenue for MuGard of $235,000 for the year ended December 31, 2017 and $287,000 for the same period of 2016, a decrease of $52,000. We licensed MuGard to AMAG and Norgine and currently receive quarterly royalties under our agreements.

Total research and development spending for the year ended December 31, 2017 was $16,989,000, as compared to $10,655,000 for the same period of 2016, an increase of $6,334,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for EB-101, ABO-102 & ABO-101 and other gene therapy products ($4,449,000);
•	increased salary and related costs ($619,000) due to hiring additional scientific staff;
•	increased stock option compensation expense ($418,000);
•	increased travel and entertainment expense ($286,000);
•	increased scientific consulting expense ($236,000); and
•	increased other net decreases in research spending ($326,000).

Total general and administrative expenses were $10,943,000 for the year ended December 31, 2017, as compared to $13,290,000 for the same period of 2016, a decrease of $2,347,000. The decrease in expenses was due primarily to the following:

•	decreased restricted common stock based compensation expense ($1,959,000) and decreased stock option compensation expense ($648,000);
•	decreased salary and related costs ($252,000);
•	decreases in net other general and administrative expenses ($106,000);
•	offset by increased patent expenses ($434,000); and
•	investor relation expenses ($184,000).

Depreciation and amortization was $741,000 for the year ended December 31, 2017 as compared to $825,000 for the same period in 2016, a decrease of $84,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-101 and EB-102 over the life of the patents and SDF Alpha was amortized through May 26, 2017. The SDF license was transferred to a subsidiary and in December returned to the licensee, Plasma Technologies LLC. The decrease is due to less amortization of licensed technology of $143,000 offset by increased depreciation of $59,000 due to depreciation of new assets.

Total operating expenses for the year ended December 31, 2017 were $28,673,000 as compared to total operating expenses of $24,770,000 for the same period of 2016, an increase of $3,903,000 primarily due to the reasons listed above which primarily caused the increase in total research and development spending.

Interest and miscellaneous income was $525,000 for the year ended December 31, 2017 as compared to $2,014,000 for the same period of 2016, a decrease of $1,489,000. The decrease was due to change in the fair value of our contingent consideration liability resulting in miscellaneous income in 2016 ($1,391,000), the settlement of an agreement resulting in miscellaneous income in 2016 ($500,000) offset by income in 2017 by the Plasma Technologies/Acestor agreement resulting in miscellaneous income ($127,000), and by other income ($197,000) and interest income ($78,000).

Interest and other expense for the year ended December 31, 2017 was $8,000 as compared to $6,000 for the same period of 2016.

Net loss for the year ended December 31, 2017 was $27,319,000, or a $0.66 basic and diluted loss per common share as compared to a net loss of $21,873,000, or a $0.64 basic and diluted loss per common share, for the same period in 2016, an increased loss of $5,446,000.

Liquidity and Capital Resources

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended December 31, 2017. As of December 31, 2017, our cash and cash equivalents were $137,750,000.

As of December 31, 2017, our working capital was $134,985,000. Our working capital at December 31, 2016 represented an increase of $73,860,000 as compared to our working capital of $61,125,000 as of December 31, 2016. The increase in working capital at December 31, 2017 reflects financings in 2017, warrant and option exercises less twelve months of net operating costs and changes in current assets and liabilities.

On October 19, 2017, we closed an underwritten public offering of 5,750,000 shares of common stock, at a public offering price of $16.00 per share. The gross proceeds to the Company were approximately $92,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to achievement of certain milestones. As of December 31, 2017, we received $2.6 million grants and recorded them as deferred revenue.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of December 31, 2017 of $359,792,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

(in thousands)	Twelve Months ended December 31,		Inception To Date (1)
Project	2017	2016
Gene therapy	$15,789	$8,846	$26,967
Plasma therapy	546	1,714	4,592
MuGard	22	45	5,434
Others (2)	632	50	40,702
Total	$16,989	$10,655	$77,695

(1)	Cumulative spending from inception of the Company or project through December 31, 2017.
(2)	Includes other projects which the Company is no longer focused.

Due to uncertainties and certain of the risk factors described above, including those relating to our ability to successfully commercialize our drug candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products, the potential necessity of licensing technology from third parties and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risk factors above, including without limitation those relating to the uncertainty of the success of our research and development activities and our ability to obtain necessary additional capital to fund operations in the future. As discussed in such risk factors, delays in our research and development efforts and any inability to raise additional funds could cause us to eliminate one or more of our research and development programs.

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

Receivables

Receivables are reported in the balance sheets at the outstanding amount net of an allowance for doubtful accounts. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2017 and 2016, no allowance was recorded as all accounts were considered collectible.

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

In 2017 and 2016, we did not impair any licensed technology.

Goodwill

As of December 31, 2017, goodwill of $32.5 million was recorded on the Company's balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

In 2017 and 2016, we did not impair any goodwill.

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

Stock-based compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately $4,644,000 and $4,829,000, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal accounting officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Abeona Therapeutics, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Abeona Therapeutics Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, of the Company, and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 16, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017 in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders (the Proxy Statement). Certain other information relating to the Executive Officers of Abeona appear under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.      Exhibits

Exhibit
Number	Description of Document

2.1	Amended and Restated Agreement of Merger and Plan of Reorganization between the Registrant and Chemex Pharmaceuticals, Inc., dated as of October 31, 1995 (Incorporated by reference to Exhibit A of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
2.2	Agreement and Plan of Merger, by and among the Registrant, MACM Acquisition Corporation and MacroChem Corporation, dated July 9, 2008 (Incorporated by reference to Exhibit 2.3 of our Form 10-Q for the quarter ended June 30, 2008)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3(a) of our Form 8-K dated July 12, 1989, Commission File Number 9-9134)
3.2	Certificate of Amendment of Certificate of Incorporation filed August 13, 1992 (Incorporated by reference to Exhibit 3.3 of our Form 10-K for year ended December 31, 1995)
3.3	Certificate of Merger filed January 25, 1996 (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
3.4	Certificate of Amendment of Certificate of Incorporation filed January 25, 1996 (Incorporated by reference to Exhibit E of our Registration Statement on Form S-4 dated December 20, 1995, Commission File No. 33-64031)
3.5	Certificate of Amendment of Certificate of Incorporation filed July 18, 1996 (Incorporated by reference to Exhibit 3.7 of our Form 10-K for the year ended December 31, 1996)
3.6	Certificate of Amendment of Certificate of Incorporation filed June 18, 1998. (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended June 30, 1998)
3.7	Certificate of Amendment of Certificate of Incorporation filed July 31, 2000 (Incorporated by reference to Exhibit 3.8 of our Form 10-Q for the quarter ended March 31, 2001)
3.8	Certificate of Designations of Series A Junior Participating Preferred Stock filed November 7, 2001 (Incorporated by reference to Exhibit 4.1.H of our Registration Statement on Form S-8 dated December 14, 2001, Commission File No. 333-75136)
3.9	Amended and Restated Bylaws (Incorporated by reference to Exhibit 2.1 of our Form 10-Q for the quarter ended June 30, 1996)
3.10	Certificate of Designation, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed November 9, 2007 (Incorporated by reference to Exhibit 3.10 to our Form SB-2 filed on December 10, 2007)
3.11	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock filed June 11, 2008 (Incorporated by reference to Exhibit 3.11 of our Form 10-Q for the quarter ended June 30, 2008)

3.12	Certificate of Designations, Rights and Preferences of Series B Cumulative Convertible Preferred Stock filed October 26, 2012 (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed October 26, 2012)
3.13	Certificate of Amendment of Certificate of Incorporation filed July 1, 2013 increasing the aggregate number of shares of Common Stock which we have authority to issue to Two Hundred Million (200,000,000) shares with a par value of one cent ($0.01) per share (Incorporated by reference to Exhibit 3.13 of our Form 10-Q for the quarter ended June 30, 2013).
3.14	Certificate of Amendment of Certificate of Incorporation filed October 23, 2014 (Incorporated by reference to Exhibit 3.14 of our Form 8-K filed October 23, 2014)
3.15	Certificate of Amendment to Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.15 of our Form 8-K filed on October 23, 2014)
3.16	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed January 1, 2015)
3.17	Amendment to Bylaws (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed March 2, 2015)
3.18	Certificate of Amendment of Certificate of Incorporation filed June 19, 2015 (Incorporated by reference to Exhibit 3.1 of our June 22, 2015)
4.1*	2015 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)
4.2*	2015 Equity Incentive Plan amendment (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)
4.3*	2015 Equity Incentive Plan, as amended and in effect (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 dated May 11, 2015, Commission File No. 333-204055)
10.1*	401(k) Plan (Incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.2*	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.3	Asset Sale Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.25 of our 10-K for the year ended December 31, 2005)
10.4	Amendment to Asset Sale Agreement dated as of December 8, 2006, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.16 of our Form 10-KSB filed on April 2, 2007)
10.5	License Agreement dated as of October 12, 2005, between the Registrant and Uluru, Inc. (Incorporated by reference to Exhibit 10.26 of our 10-K for the year ended December 31, 2005)
10.6	Board Designation Agreement dated November 15, 2007, between the Registrant and SCO Capital Partners LLC (Incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.7+	License Agreement, dated June 6, 2013, by and between us and AMAG Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.16 to our Form 10-Q for the quarter ended June 30, 2013 filed on August 14, 2013)
10.8	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, Plasmatech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.9	Form of Purchase Agreement, dated July 27, 2015 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.10	Form of Common Stock Purchase Agreement, dated April 1, 2015 (Incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.11	Form of Securities Purchase Agreement dated May 6, 2015 (Incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended June 30, 2015 filed on August 14, 2015)
10.12*	Employment Agreement dated May 6, 2015 between the Company and Timothy J. Miller (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2015 filed on November 16, 2015)
10.13	Form of Indemnification Agreement, between us and directors and officers of the Company (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2016 filed on August 15, 2016)

21	Subsidiaries of the Registrant
23.1	Consent of Whitley Penn LLP
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

ABEONA THERAPEUTICS INC.

Date March 16, 2018	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer

Date March 16, 2018	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Sr. Vice President Finance & Administration
Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 16, 2018	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
Principal Executive Officer
Chairman of the Board

Date March 16, 2018	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Sr. Vice President Finance & Administration
Principal Financial Officer and
Principal Accounting Officer

Date March 16, 2018	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date March 16, 2018	By:	/s/ Stephen B. Howell
Stephen B. Howell, Director

Date March 16, 2018	By:	/s/ Timothy J. Miller
Timothy J. Miller, President & CEO and Director

Date March 16, 2018	By:	/s/ Todd Wider
Todd Wider, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Abeona Therapeutics Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and subsidiaries (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Company's auditor since 2006.

Dallas, Texas

March 16, 2018

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$137,750,000	$69,142,000
Receivables	107,000	124,000
Prepaid expenses and other current assets	2,735,000	155,000
Total current assets	140,592,000	69,421,000

Property and equipment, net	1,374,000	721,000

Licensed technology, net	3,977,000	8,384,000

Goodwill	32,466,000	32,466,000

Other assets and restricted cash	357,000	66,000

Total assets	$178,766,000	$111,058,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,393,000	$3,694,000
Payable due Plasma Technologies, LLC	-	4,000,000
Current portion of deferred revenue	3,214,000	602,000
Total current liabilities	5,607,000	8,296,000

Deferred revenue, net of current portion	3,061,000	3,664,000
Total liabilities	8,668,000	11,960,000

Commitments and contingencies

Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued and outstanding 46,888,108 at December 31, 2017; issued and outstanding 40,254,457 at December 31, 2016	469,000	403,000
Additional paid-in capital	529,421,000	431,168,000
Accumulated deficit	(359,792,000)	(332,473,000)
Total stockholders' equity	170,098,000	99,098,000

Total liabilities and stockholders' equity	$178,766,000	$111,058,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016

Revenues
License revenues	$602,000	$602,000
Royalties	235,000	287,000
Total revenues	837,000	889,000

Expenses
Research and development	16,989,000	10,655,000
General and administrative	10,943,000	13,290,000
Depreciation and amortization	741,000	825,000
Total expenses	28,673,000	24,770,000

Loss from operations	(27,836,000)	(23,881,000)

Interest and miscellaneous income	525,000	2,014,000
Interest and other expense	(8,000)	(6,000)
	517,000	2,008,000
Net loss	$(27,319,000)	$(21,873,000)

Basic and diluted loss per common share	$(0.66)	$(0.64)

Weighted average number of common shares outstanding – basic and diluted	41,636,752	34,180,253

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2015	32,743,013	$328,000	$377,993,000	$(310,600,000)	$67,721,000
Restricted common stock issued to employees and directors	100,000	1,000	3,431,000	-	3,432,000
Exercise of $5.00 warrants	5,836	-	-	-	-
Restricted common stock issued for $2.85 share	52,690	-	150,000	-	150,000
Common stock issued for $3.27 share for licenses	750,000	8,000	2,444,000	-	2,452,000
Common stock issued for an average of $6.44 share net of costs	158,029	2,000	967,000	-	969,000
Common stock issued for $7.00 share net of costs	6,293,889	63,000	41,005,000	-	41,068,000
Common stock issued for cash exercise of options	151,000	1,000	349,000	-	350,000
Stock option compensation expense	-	-	4,829,000	-	4,829,000
Net loss	-	-	-	(21,873,000)	(21,873,000)
Balance, December 31, 2016	40,254,457	403,000	431,168,000	(332,473,000)	99,098,000

Vesting of restricted common stock issued to employees and directors	-	-	1,272,000	-	1,272,000
Exercise of $8.00 warrants	625,000	6,000	4,994,000	-	5,000,000
Exercise of $5.00 warrants	176,932	2,000	883,000	-	885,000
Common stock issued for an average of $16.00 share net of costs	5,750,000	58,000	86,116,000	-	86,174,000
Common stock issued for cash exercise of options	81,719	-	344,000	-	344,000
Stock option compensation expense	-	-	4,644,000	-	4,644,000
Net loss	-	-	-	(27,319,000)	(27,319,000)
Balance, December 31, 2017	46,888,108	$469,000	$529,421,000	$(359,792,000)	$170,098,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(27,319,000)	$(21,873,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	741,000	825,000
Stock option compensation expense	4,644,000	4,829,000
Restricted common stock issued to directors and employees	1,272,000	3,432,000
Net gain on write off of licensed technology	(127,000)	-
Change in operating assets and liabilities:
Receivables	17,000	(9,000)
Prepaid expenses and other current assets	(2,580,000)	160,000
Other assets and restricted cash	(291,000)	(4,000)
Accounts payable and accrued expenses	(1,301,000)	2,819,000
Contingent consideration milestone	-	(2,591,000)
Deferred revenue	2,009,000	(602,000)
Net cash used in operating activities	(22,935,000)	(13,014,000)

Cash flows from investing activities:
Capital expenditures	(860,000)	(519,000)
Net cash used in by investing activities	(860,000)	(519,000)

Cash flows from financing activities:
Proceeds from $16.00 common stock offering, net of costs	86,174,000	-
Proceeds from exercise of $8.00 warrants	5,000,000	-
Proceeds from exercise of $5.00 warrants	885,000	-
Proceeds from exercise of stock options	344,000	350,000
Proceeds from $7.00 common stock offering net of costs	-	41,068,000
Proceeds from an average of $6.44 per share common stock issuances net of costs	-	969,000
Proceeds from $2.85 restricted common stock issuance	-	150,000
Net cash provided by financing activities	92,403,000	42,537,000

Net increase in cash and cash equivalents	68,608,000	29,004,000
Cash and cash equivalents at beginning of year	69,142,000	40,138,000
Cash and cash equivalents at end of year	$137,750,000	$69,142,000

Supplemental cash flow information:
Cash paid for interest	$8,000	$6,000

Supplemental disclosure of noncash transactions
Write off of licensed asset and corresponding liability	$4,000,000	$-
Shares issued to EB Research Partnership and Epidermolysis
Bullosa Medical Research Foundation for licenses	$-	$2,452,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two years ended December 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead programs include EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA) and ABO-101 (AAV NAGLU), an AAV based gene therapy for Sanfilippo syndrome type B (MPS IIIB). We are also developing ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) for treatment of infantile Batten disease (INCL), EB-201 for epidermolysis bullosa (EB), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition we are developing a proprietary vector platform, AIM™, for next generation product candidates.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2017 and 2016, we had no such investments. We maintain deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  We have not experienced any losses related to amounts in excess of FDIC limits.

Receivables

Receivables are reported in the consolidated balance sheets at net realizable value. We continually evaluate the creditworthiness of our customers and their financial condition and generally do not require collateral. The allowance for doubtful accounts is based upon reviews of specific customer balances, historic losses, and general economic conditions. As of December 31, 2017 and 2016, no allowance was recorded as all accounts are considered collectible.

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

Licensed technology is amortized over the life of the patent or the agreement and periodically reviews for impairment.

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

In 2017 and 2016, we did not impair any licensed technology.

Goodwill

As of December 31, 2017, goodwill of $32.5 million was recorded on the Company's consolidated balance sheet. The implied fair value of goodwill represented the excess of the Abeona Ohio’s value over and above the fair value of its tangible assets and identifiable intangible assets. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment. The Company did not recognize any impairment charges related to goodwill in 2017 or 2016.

Revenue

The Company has primarily generated revenue through out-licensing arrangements including royalties on net-sales of products.

The Company recognizes licensed revenue on up-front payments on out-licensed agreements over the licensed agreement term. The upfront-payments, made in 2008-2014, were recorded in deferred revenue on the balance sheet.

The Company recognizes royalty revenue generated under out-licensing arrangements in the period of sale.

The Company also has sponsored revenue from Sanfilippo Foundation Grants to support the research, clinical trials and manufacturing for the treatment of MPSIIIA and MPSIIIB. The foundations have agreed to $13,875,000 of grants to Abeona. $2.6 million was received in 2017. The grants will be recorded in deferred revenue as the cash is received and revenue will be recorded to match expenses that the grant is used to support.

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

Other Income

In 2017 and 2016, we recognized miscellaneous income of $525,000 and $2,014,000, respectively. Miscellaneous income in 2017 was from write-offs and settlements of other accounts payable, the Plasma Technologies/Acestor agreement resulting in miscellaneous income and from manufacturing income. Miscellaneous income in 2016 was from the termination and settlement of milestones recorded as a contingent liability, a settlement with our directors and officer’s liability insurance company, manufacturing income and write-offs and settlements of other accounts payable.

In some of our license agreements we are responsible as agent for arranging the manufacture of MuGard (mucoadhesive oral wound rinse) and have entered into supply agreements with our license partners. Terms vary with each agreement but generally we arrange for the manufacturing of MuGard with a third-party and receive a fee to cover our administration, handling and overhead costs. The income is recorded in other income.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent their realization is in doubt.

We account for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For the years ended December 31, 2017 and 2016, we did not recognize any uncertain tax positions or interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We are currently subject to a three year statute of limitations by major tax jurisdictions for the years ended 2014, 2015 and 2016. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction.

Loss Per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for years ended December 31, 2017 or 2016 because the effect of including them would have been anti-dilutive.

We did not include the following securities in the table below in the computation of diluted net loss per common share because the securities were anti-dilutive during the periods presented:

	For the year ended December 31,
	2017	2016

Warrants	2,934,685	3,736,617
Stock options	5,429,727	4,771,560
Total	8,364,412	8,508,177

Stock Based Compensation

We account for stock based compensation expense in accordance with ASC 718, Stock Based Compensation. We have two stock based compensation plans under which incentive and qualified stock options and restricted shares could be granted to employees, directors and consultants. Our 2015 Equity Incentive Plan was approved by shareholders in May 7, 2015. As of January 20, 2015, no further grants can be made under our old plan, the 2005 Equity Incentive Plan. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value for the employees and directors and vesting date fair value for consultants of the award. We use the Black-Scholes option pricing model to value our options.

The following table summarizes stock based option compensation for the years ended December 31, 2017 and 2016 which was allocated as follows (in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016
Research and development	$1,668	$1,219
General and administrative	2,976	3,610
Stock based compensation expense included in operating expense	4,644	4,829

Total stock based compensation expense	4,644	4,829
Tax benefit	-	-
Stock based compensation expense, net of tax	$4,644	$4,829

The following table summarizes restricted stock compensation for the years ended December 31, 2017 and 2016 which was allocated as follows (in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016
Research and development	$-	$200
General and administrative	1,272	3,232
Stock based compensation expense included in operating expense	1,272	3,432

Total stock based compensation expense	1,272	3,432
Tax benefit	-	-
Stock based compensation expense, net of tax	$1,272	$3,432

Recent Accounting Pronouncements

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2017	2016
Equipment laboratory	$627,000	$473,000
Furniture and office equipment	449,000	309,000
Leasehold improvement	229,000	118,000
Construction WIP	455,000	-

	1,760,000	900,000
Less accumulated depreciation and amortization	386,000	179,000
Property and equipment, net	$1,374,000	$721,000

Depreciation and amortization on property and equipment was $207,000 and $148,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 3 – LICENSED TECHNOLOGY

On May 15, 2015, we acquired Abeona Therapeutics LLC which had a an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

On August 3, 2016, we announced we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”) described below.

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

On September 22, 2014, we entered into an exclusive, worldwide, licensing agreement with Plasma Technologies LLC (“Plasmatech”) to obtain rights to utilize and to sub-license to other pharmaceuticals firms, its patented methods for the extraction of therapeutic biologics from human plasma. The license was to be amortized over the life of the patent of 11 years. Under the terms of the licensing agreement, as amended on January 23, 2015, we paid a license fee of $1 million in cash, will pay $4,000,000 in cash or 1,096,151 shares of our common stock in 2017 and other possible milestones.

On May 26, 2017, we entered into agreements with Plasmatech and Acestor Therapeutics LLC (“Acestor”). Abeona would hold an 80% membership interest in Acestor and Plasmatech would hold the remaining 20% membership interest in Acestor. Acestor was formed for the purposes of seeking additional financing in the amount of approximately $5,000,000 to develop and commercialize the technology of that certain license agreement for certain patent rights that was granted to Abeona from Plasmatech on September 19, 2014 and amended January 23, 2015 (“License Agreement”). The License Agreement was transferred to Acestor and the amortization of the licensed technology ceased on May 26, 2017. In addition, Abeona’s payment obligation of $4,000,000 to Plasmatech was waived and replaced with an obligation of Acestor to pay Plasmatech 10% of the aggregate proceeds in respect of any financing (whether public of private) undertaken by Acestor on or before November 26, 2017. A gain of $127,000 to reflect this transaction was recorded in the second quarter of 2017. In December 2017 the agreements were terminated and the technology was returned to Plasmatech.

Licensed technology consists of the following:

	December 31,
	2017	2016
Licensed technology	$4,608,000	$9,608,000
Less accumulated amortization	631,000	1,224,000
Licensed technology, net	$3,977,000	$8,384,000

Amortization on licensed technology was $534,000 and $677,000 for the years ended December 31, 2017 and 2016, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2017 is as follows (in thousands):

2018	$346
2019	346
2020	346
2021	346
2022	346
Thereafter	2,247
Total	$3,977

NOTE 4 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($18,000 in both 2017 and 2016) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0 in 2017 and 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2017, we had an operating lease for our Cleveland office and lab until December 31, 2025 totaling $2,107,000. We have the option to extend the lease for an additional five years. We can also terminate the lease early at December 31, 2020, at the end of year five, and pay for unamortized tenant improvements. Our total lease costs and unamortized tenant improvements would total $1,331,000 with the early termination provision. We also had an operating lease for our New York office until April 30, 2023 totaling $2,793,000 and a non-cancelable operating lease for our Dallas office until August 31, 2018 totaling $12,000.

Future operating lease payments are (in thousands):

2018	$629
2019	809
2020	814
2021	820
2022	825
Thereafter	1,015
Total	$4,912

Rent expense for the years ended December 31, 2017 and 2016 was $742,000 and $548,000, respectively.

At December 31, 2017, we had construction in-progress to build out manufacturing facilities at our Cleveland location. We had a remaining construction commitment of $231,000 at December 31, 2017.

Legal

We are not currently subject to any material pending legal proceedings as of December 31, 2017.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and December 31, 2016 are summarized below:

(in thousands)
	As of
	December 31,				Total Gains
Description	2017	Level 1	Level 2	Level 3	(Losses)
Non-recurring
Assets:
Licensed technology (net)	$3,977	$-	$-	$3,977	$127
Goodwill	32,466	-	-	32,466	-

Description	As of December 31, 2016	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$8,384	$-	$-	$8,384	$-
Goodwill	32,466			32,466	-

Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

NOTE 7 – STOCKHOLDERS’ EQUITY

2017 Financing

On October 19, 2017, we closed an underwritten public offering of 5,750,000 shares of common stock, at a public offering price of $16.00 per share. The gross proceeds to the Company were approximately $92,000,000, before deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

During the third quarter of 2017 we received additional financing of $5.0 million through warrant exercises of our $8.00 warrants

During the second half of 2017 we received additional financing of $0.9 million through warrant exercises of our $5.00 warrants

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

Warrants

There were warrants to purchase a total of 2,934,685 shares of common stock outstanding at December 31, 2017. All warrants were exercisable at December 31, 2017. The warrants had various exercise prices and terms as follows:

	Warrants	Exercise	Expiration
Summary of Warrants	Outstanding	Price	Date
2015 Financing 7/31/15 (a)	20,000	$6.05	07/31/20
2015 Financing 5/11/15 agent warrants (b)	50,000	11.00	5/11/20
2014 Financing 12/24/14 (c)	2,395,949	5.00	12/24/19
2014 Financing 12/24/14 agent warrants (c)	68,735	5.00	12/18/19
2012 Series B private placement (d)	400,001	25.00	10/24/18
Total	2,934,685

a)	In connection with the offering on July 31, 2015, the placement agent received warrants to purchase 20,000 share of common stock at $6.05 per share. The warrants are exercisable and expire on July 31, 2020.

b)	In connection with the offering on May 11, 2015, the placement agent received warrants to purchase 50,000 share of common stock at $11.00 per share. The warrants are exercisable and expire on May 11, 2020.

c)	In connection with an offering on December 24, 2014, warrants to purchase 3,500,000 shares of common stock at $5.00 per share were purchased and issued for $0.01 per warrant. All of the warrants are exercisable and expire on December 24, 2019. At December 31, 2017, 2,395,949 warrants are outstanding.

Also in connection with the offering on December 24, 2014, the underwriter received warrants to purchase 68,735 shares of common stock at $5.00 per share. The warrants are exercisable and expire on December 18, 2019.

d)	In connection with a private placement offering on October 25, 2012, warrants to purchase 400,001 shares of common stock at $25.00 per share were issued. All of the warrants are exercisable and expire on October 24, 2018.

NOTE 8 – STOCK OPTION PLANS

Our stock-based employee compensation plans are described below:

2015 Equity Incentive Plan

We have a stock awards plan, as amended, (the 2015 Equity Incentive Plan), under which 10,000,000 shares of our authorized but unissued common stock are reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. The 2015 Equity Incentive Plan, approved by our shareholders on May 7, 2015, replaced the previously approved stock option plan (the 2005 Equity Incentive Plan).

For the 2015 Equity Incentive Plan, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2017: dividend yield of 0%; volatility of 111%; risk-free interest rate of 1.81%; and expected lives of 5.0 years. The weighted average fair value of options granted was $11.35 per share during 2017.

The assumptions for fiscal 2016 are: dividend yield of 0%; volatility of 109%; risk-free interest rate of 1.10%; and expected lives of 5.0 years. The weighted average fair value of options granted was $2.59 per share during 2016.

Summarized information for the 2015 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2016	1,994,000	$6.90
Granted, fair value of $2.59 per share	2,622,500	3.29
Exercised	(151,000)	2.32
Expired/forfeited	(22,500)	3.23
Outstanding options at December 31, 2016	4,443,000	4.94

Granted, fair value of $11.35 per share	1,077,000	14.31
Exercised	(81,719)	4.22
Expired/forfeited	(325,314)	5.52
Outstanding options at December 31, 2017	5,112,967	9.07

Exercisable at December 31, 2017	2,471,135	5.48
Options vested during the twelve months ended December 31, 2017	1,143,448	4.19

Non-vested options at December 31, 2016	3,115,313	4.24
Non-vested options at December 31, 2017	2,641,832	8.21

The intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2017 was $45,988,000 and $25,614,000, respectively. At December 31, 2016, the intrinsic value related to the outstanding or exercisable options under this plan was $3,806,000 and $417,000, respectively.

The total intrinsic value of the options exercised during 2017 was $641,000. The total intrinsic value of the options exercised during 2016 was $450,000.

Further information regarding options outstanding under the 2015 Equity Incentive Plan at December 31, 2015 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	Options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	Price	exercisable	life in years	price

$2.31 – 4.45	2,723,092	8.9	$3.64	1,137,177	8.9	$3.31
$7.34	1,497,875	8.0	$7.34	1,333,958	8.0	$7.34
$16.00 – 16.70	892,000	10.0	$16.06	-	10.0	-
	5,112,967			2,471,135

At December 31, 2017 the total compensation cost related to non-vested options not recognized is $17,384,000. The expected weighted average period over which the total compensation costs related to non-vested options not yet vested is 3.23.

2005 Equity Incentive Plan

Under the 2005 Equity Incentive Plan, as amended, shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. As of January 20, 2015 no additional shares were available for grant under the 2005 Equity Incentive Plan. A total of 317,760 options were outstanding and exercisable under this plan at December 31, 2017.

Summarized information for the 2005 Equity Incentive Plan is as follows:

		Weighted-
		average
		exercise
	Options	price
Outstanding options at January 1, 2016	330,084	$13.49
Expired/forfeited	(1,524)	36.93
Outstanding options at December 31, 2016	328,560	14.57

Expired/forfeited	(11,800)	21.53
Outstanding options at December 31, 2017	316,760	14.31

Exercisable at December 31, 2017	316,760	14.31

The intrinsic value related to the outstanding or exercisable options under this plan at December 31, 2017 was $1,529,000.

Further information regarding options outstanding under the 2005 Equity Incentive Plan at December 31, 2017 is summarized below:

	Number of	Weighted average		Number of	Weighted-average
	options	Remaining	Exercise	options	Remaining	Exercise
Range of exercise prices	outstanding	life in years	price	exercisable	life in years	price

$3.25	120,000	3.0	$3.25	120,000	3.0	$3.25
$11.50 - 18.50	189,000	7.0	$18.35	189,000	7.0	$18.35
$30.50 – 150.00	7,760	3.2	$86.79	7,760	3.2	$86.79
	316,760			316,760

NOTE 9 – INCOME TAXES

Income tax expense differs from the statutory amounts as follows:

	2017	2016

Income taxes at U.S. statutory rate	$(9,289,000)	$(7,437,000)
Current year reserve	(25,175,000)	7,423,000
Expenses not deductible	46,000	14,000
Rate change	34,418,000	-

Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$50,029,000	$73,864,000
General business credit carryforwards	3,227,000	2,557,000
State credits	3,089,000	3,089,000
Property, equipment and goodwill	(28,000)	(23,000)
Stock options	5,122,000	6,450,000
Derivatives	(57,000)	(92,000)
Deferred revenue	778,000	1,464,000
Intangible assets	379,000	228,000
Accrued interest	156,000	253,000
Other	143,000	231,000
Gross deferred tax assets	62,838,000	88,021,000
Valuation allowance	(62,838,000)	(88,021,000)
Net deferred taxes	$-	$-

At December 31, 2017, we had approximately $238,235,000 of net operating loss carryforwards and approximately $2,654,000 of general business credit carryforwards. These carryforwards expire as follows:

	Net operating loss carryforwards	General business credit carryforwards
2018	$3,324,000	$112,000
2019	3,306,000	95,000
2020	5,125,000	226,000
2021	5,378,000	56,000
Thereafter	221,102,000	2,165,000
	$238,235,000	$2,654,000

As a result of a merger on January 25, 1996, a change in control occurred for federal income tax purposes, which limits the utilization of pre-merger net operating loss carryforwards of approximately $3,100,000 to approximately $530,000 per year.

Additionally, we acquired MacroChem Corporation on February 25, 2009. The corporation was a loss company at the time of the acquisition. Therefore, the net operating losses related to the acquisition may be subject to annual limitations as provided by Internal Revenue Code Sec. 382.

On December 22, 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The Act reduces the US federal corporate tax rate from 34% to 21%. At December 31, 2017 we have not completed our accounting for the tax effects of enactment of the Act. However, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances.

Deferred tax assets and liabilities: We recalculated the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the recalculation of these balances. The provisional amount recorded related to the recalculation of deferred tax balances is $34,418,000.

