Form 10-Q
period 2018-03-31
ABEONA THERAPEUTICS INC.
filed 2018-05-10
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1330 Avenue of the Americas, 33rd Floor, New York, NY 10019

(Address of principal executive offices)

(646) 813-4705

(Registrant’s telephone number, including area code)

3333 Lee Parkway, Suite 600, Dallas, TX 75219

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

The number of shares outstanding of the registrant’s common stock as of May 10, 2018 was 47,305,285 shares.

ABEONA THERAPEUTICS INC.

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to uncertainties associated with research and development activities, clinical trials, our ability to raise capital, future cash flow, the future success of our marketed products and products in development, our sales projections and the sales projections of our licensing partners, anticipated product launches and our commercialization strategies, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to establish new relationships and maintain current relationships, our expectation that we will continue to incur losses, our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products, our belief that we have a rich pipeline of products and product candidates, our ability to achieve profitability on a sustained basis or at all, our expected cash burn rate, our belief that emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases, and our belief that the data from the expansion cohort of our Phase 1/2 clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, will allow us to submit a BLA. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in these sections. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

OVERVIEW

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”) is a Delaware corporation. We are a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead programs include EB-101 (gene-corrected skin grafts) for recessive dystrophic epidermolysis bullosa (RDEB), ABO-102 (AAV-SGSH), an adeno-associated virus (AAV) based gene therapy for Sanfilippo syndrome type A (MPS IIIA) and ABO-101 (AAV NAGLU), an AAV based gene therapy for Sanfilippo syndrome type B (MPS IIIB). We are also developing ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) for treatment of infantile Batten disease (INCL), EB-201 for epidermolysis bullosa (EB), ABO-301 (AAV-FANCC) for Fanconi anemia (FA) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition we are developing a proprietary vector platform, AIM™, for next generation product candidates. Our principal executive office is located at 1330 Avenue of the Americas, 33rd Floor, New York, New York 10019. Our website address is www.abeonatherapeutics.com.

Recent Developments

On April 23, 2018, we announced that the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to ABO-102, our AAV-mediated gene therapy for the treatment of Sanfilippo syndrome Type A (MPS IIIA).

On April 20, 2018, we announced that the European Medicines Agency (EMA) Committee for Orphan Medicinal Products has granted Orphan Drug designation (EMA/OD/013/18) for our gene therapy program ABO-202 for the treatment of subjects with neuronal ceroid lipofuscinosis, also known as Batten Disease, a fatal lysosomal storage disease that primarily affects the nervous system in children.

On March 29, 2018, F. Carsten Thiel Ph.D. was appointed by our Board of Directors as Chief Executive Officer. Timothy J. Miller, Ph.D. will remain President and assume the position of Chief Scientific Officer in charge of our clinical and preclinical research programs.

On March 15, 2018, we announced that the FDA has granted Rare Pediatric Disease Designation for the ABO-202 program (AAV-CLN1), our AAV-based gene therapy for the treatment of CLN1 disease (infantile and late infantile onset Batten disease).

On February 12, 2018, we announced that the FDA granted Orphan Drug Designation (ODD) to our ABO-202 program (AAV-CLN1), our AAV-based gene therapy for the treatment of infantile Batten disease.

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

The preclinical data for ABO-202 were presented at the WORLDSymposium for Lysosomal Diseases held in San Diego, California from February 5-9, 2018. Key findings included:

•	CLN1 mice recapitulate the major features of the human disease manifestations;
•	A single intrathecal (IT) injection of self-complementary adeno-associated virus 9 (scAAV9) encoding the human CLN1 gene to CLN1 mice at 1 week and 1 month (pre-symptomatic) significantly increased their survival, improved behavior and reduced motor deficits;

•	Higher IT doses further improved these observations, suggesting that methods increasing CNS exposure may be beneficial and provided some survival and behavioral benefit to symptomatic INCL mice; and
•	A combination approach delivering ABO-202 by both intravenous and intrathecal routes of administration further increased survival efficacy 50% and improved potential treatment options for older animals with advanced disease manifestations.

On February 8, 2018, we announced updated clinical data from the ongoing Phase 1/2 trial for ABO-102 (AAV-SGSH), the Company’s investigational gene therapy for the treatment of Sanfilippo syndrome Type A (MPS IIIA), a rare autosomal-recessive lysosomal storage disease. The results demonstrate robust and durable clinical effects achieved throughout various time points post-administration. To date, 10 patients have been dosed with a single intravenous injection of ABO-102. Results were reported during the WORLDSymposium.

In the trial, subjects received a single intravenous injection of ABO-102 to facilitate systemic delivery of a corrective copy of the gene associated with onset and progression of MPS IIIA. Subjects were evaluated at multiple time points post-injection for safety assessments and signals of biopotency and clinical activity.

On February 7, 2018, we reported preliminary 30-Day safety and biopotency signals from the first patient dosed in the Company’s ongoing Phase 1/2 trial for ABO-101, a gene therapy treatment for patients with MPS IIIB (Sanfilippo syndrome Type B), enrolling at Nationwide Children’s Hospital in Columbus, Ohio. The ABO-101 therapy involves a single intravenous injection of AAV gene therapy for subjects with MPS IIIB, a rare autosomal recessive disease causing neurocognitive decline, speech and mobility loss, and premature death. Abeona plans to enroll a total of three patients in Cohort 1 (2E13 vg/kg) before dose-escalating to the Cohort 2 dose (5E13 vg/kg).

The Phase 1/2 study is designed to evaluate safety and preliminary indications of efficacy of ABO-101 in subjects suffering from MPS IIIB. In the first patient treated in Cohort 1:

•	ABO-101, at a systemic dose of 2E13 vg/kg, is well-tolerated, with no treatment related adverse events or serious adverse events (SAEs) through 30 days of follow up;
•	Early biopotency signals include significant heparan sulfate (HS) reductions observed in cerebral spinal fluid (50%), urine (69%), plasma (60%) and urinary total glycosaminoglycan (GAG) (67%);
•	50% decline in CSF heparan sulfate from baseline supports previous AAV9 clinical observations that ABO-101 crossed the blood brain barrier after intravenous administration; and
•	Normalized NAGLU enzyme activity observed represented by a greater than 300-fold increase over baseline at 30 days post administration.

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

On January 29, 2018, we announced that the FDA has granted the Regenerative Medicine Advanced Therapy (RMAT) designation to EB-101, the Company’s gene-corrected autologous cell therapy product for patients with recessive dystrophic epidermolysis bullosa (RDEB).

Product Development Strategy

Abeona is focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the U.S. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have a severe, life-threating disease. While rare diseases can affect any age group, about 50% of people affected are children (15 million) and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and have no treatment or not very effective treatment. Over 95% of rare diseases do not have a single FDA or EMA approved drug treatment, however, most rare diseases are often caused by changes in genes. Approximately 80% of rare diseases are genetic in origin and can present at any stage of life. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

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

After a single dose in MPS III preclinical models, ABO-101 and ABO-102 induced cells in the CNS and peripheral organs to produce the missing enzymes which helped repair the damage caused to the cells. Preclinical in vivo efficacy studies in MPS III have demonstrated functional benefits that remain for months after treatment. A single dose of ABO-101 or ABO-102 significantly restored normal cell and organ function, corrected cognitive defects that remained months after drug administration, increased neuromuscular control and increased the lifespan of animals with MPS III over 100% one year after treatment compared to untreated control animals. These results are consistent with studies from several laboratories suggesting AAV treatment could potentially benefit patients with MPS III A and B. In addition, safety studies conducted in animal models of MPS III have demonstrated that delivery of ABO-101 or ABO-102 are well tolerated with minimal side effects.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Licensing payments and royalty revenues provided limited funding for operations during the period ended March 31, 2018. As of March 31, 2018, our cash and cash equivalents were $131,995,000.

As of March 31, 2018, our working capital was $127,697,000. Our working capital at March 31, 2018 represented a decrease of $7,288,000 as compared to our working capital of $134,985,000 as of December 31, 2017. The decrease in working capital at March 31, 2018 reflects three months of net operating costs and changes in current assets and liabilities offset by proceeds from exercise of stock options and warrants.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones. As of March 31, 2018, we received $3.1 million in grants ($2.6 million in the fourth quarter 2017 and $0.5 million in the first quarter of 2018) and recorded them as deferred revenue. $2.6 million of the $3.1 million in grants were recorded as revenues in the first quarter of 2018.

If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit as of March 31, 2018 of $364,592,000. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

FIRST QUARTER 2018 COMPARED TO FIRST QUARTER 2017

Our licensing revenue for the first quarter of 2017 was $151,000. In 2017, we recognized licensing revenue over the period of the performance obligation under our licensing agreements under ASC 605, Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $3.7 million to stockholders’ equity as of January 1, 2018. There was no licensing revenue for the first quarter of 2018 due to ASC 606.

We recorded revenue for Foundation Grants of $2,548,000 for first quarter of 2018 and no revenues for the same period of 2017, an increase of $2,548,000. We recorded revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB).

We recorded royalty revenue for MuGard of $50,000 for first quarter of 2018 and $35,000 for the same period of 2017, an increase of $15,000. We licensed MuGard to AMAG and Norgine and receive quarterly royalties under our agreements.

Total research and development spending for the first quarter of 2018 was $8,162,000, as compared to $2,198,000 for the same period of 2017, an increase of $5,964,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for EB-101, ABO-102, ABO-101 and other gene therapy products ($4,307,000);
•	increased salary and related costs ($633,000) from the hiring of scientific staff;
•	increased stock option compensation expense ($488,000); and
•	other net increases in research spending ($536,000).

Total general and administrative expenses were $2,878,000 for the first quarter of 2018, as compared to $3,022,000 for the same period of 2017, a decrease of $144,000. The decrease in expenses was due primarily to:

•	decreased restricted common stock based compensation expense ($188,000)
•	decreased stock option compensation expense ($80,000); and
•	offset by increases in net other general and administrative expenses ($124,000).

Depreciation and amortization was $174,000 for the first quarter of 2018 as compared to $250,000 for the same period in 2017, a decrease of $76,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents. The decrease is due to lower amortization of licensed technology ($116,000) offset by an increase in depreciation ($40,000). SDF Alpha was amortized through May 26, 2017. The license was returned to the licensor, Plasma Technologies, LLC in 2017.

Total operating expenses for the first quarter of 2018 were $11,214,000 as compared to total operating expenses of $5,470,000 for the same period of 2017, an increase of $5,744,000 for the reasons listed above.

Interest and miscellaneous income was $156,000 for the first quarter of 2018 as compared to $39,000 for the same period of 2017, an increase of $117,000. Most of the increase was due to increased interest income due to higher cash balances ($109,000) and other miscellaneous income ($8,000).

Interest and other expense for the first quarter of 2018 was $3,000 as compared to $2,000 for the same period of 2017.

Net loss for the first quarter of 2018 was $8,463,000, or a $0.18 basic and diluted loss per common share as compared to a net loss of $5,247,000, or a $0.13 basic and diluted loss per common share, for the same period in 2017, an increased loss of $3,216,000.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off - balance sheet arrangements as of March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of financial risks in the normal course of our business, including market risk (including currency and price risk), credit risk and liquidity risk. Our overall risk management program focuses on preservation of capital and the unpredictability of financial markets and has sought to minimize potential adverse effects on our financial performance and position.

Market Risk

Currency risk

We are exposed to foreign exchange risk arising from various currencies, primarily with respect to the U.S. dollar and to a lesser extent to the euro, Australian dollar and British pound. As our U.S. operating entity primarily conducts its operations in U.S. dollars, its exposure to changes in foreign currency is insignificant.

Price risk

The market prices for the provision of preclinical and clinical materials and services, as well as external contracted research, may vary over time.

The commercial prices of any of our products or product candidates are currently uncertain.

We are not exposed to commodity price risk.

We do not hold investments classified as available-for-sale or at fair value through profit or loss; therefore, we are not exposed to equity securities price risk.

Credit Risk

Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and security deposits paid to landlords. We currently have no wholesale debtors.

We deposited funds as security to our landlords related to our facility in Cleveland, Ohio and our facility in Dallas, Texas.

Our cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value. Restricted cash includes deposits made in relation to facility leases. Cash, cash equivalents and restricted cash were placed at Comerica Bank.

Liquidity Risk

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We manage liquidity through a rolling forecast of our liquidity reserve on the basis of expected cash flow and raise cash if and when needed through the issuance of shares.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Vice President Finance (our principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018.

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of March 31, 2018 were effective.

Changes In Internal Control Over Financial Reporting – During the three months ended March 31, 2018, we implemented appropriate changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to support the recognition of revenue and the preparation of additional revenue-related disclosures in accordance with ASC 606.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS.

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018.

ITEM 6.	EXHIBITS.

Exhibits:

10.1+	Employment Agreement dated March 29, 2018 between the Company and F. Carsten Thiel

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

+	Management contract or compensatory plan required to be filed as an Exhibit to this Form pursuant to Item 15c of the report.
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: May 10, 2018	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Stephen B. Thompson
Stephen B. Thompson
Sr. Vice President Finance
(Principal Financial & Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$131,995,000	$137,750,000
Receivables	64,000	107,000
Prepaid expenses and other current assets	2,092,000	2,735,000
Total current assets	134,151,000	140,592,000
Property and equipment, net	4,789,000	1,374,000
Licensed technology, net	3,890,000	3,977,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	357,000	357,000
Total assets	$175,653,000	$178,766,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,910,000	$2,393,000
Current portion of deferred revenue	544,000	3,214,000
Total current liabilities	6,454,000	5,607,000

Deferred revenue, net of current portion	-	3,061,000
Total liabilities	6,454,000	8,668,000
Commitments and contingencies
Stockholders' equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 47,232,940 at March 31, 2018 and 46,888,108 at December 31, 2017	472,000	469,000
Additional paid-in capital	533,319,000	529,421,000
Accumulated deficit	(364,592,000)	(359,792,000)
Total stockholders' equity	169,199,000	170,098,000
Total liabilities and stockholders' equity	$175,653,000	$178,766,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months ended March 31,
	2018	2017
Revenues
Foundation grants	$2,548,000	$-
Royalties	50,000	35,000
License revenues	-	151,000
Total revenues	2,598,000	186,000

Expenses
Research and development	8,162,000	2,198,000
General and administrative	2,878,000	3,022,000
Depreciation and amortization	174,000	250,000
Total expenses	11,214,000	5,470,000
Loss from operations	(8,616,000)	(5,284,000)

Interest and miscellaneous income	156,000	39,000
Interest and other expense	(3,000)	(2,000)
	153,000	37,000
Net loss	$(8,463,000)	$(5,247,000)

Basic and diluted loss per common share	$(0.18)	$(0.13)

Weighted average number of common shares outstanding	47,060,523	40,254,679

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2017 – as reported	46,888,108	$469,000	$529,421,000	$(359,792,000)	$170,098,000
Cumulative effect adjustment of ASC 606 on January 1, 2018	-	-	-	3,663,000	3,663,000
Stock based compensation expense	-	-	1,900,000	-	1,900,000
Vesting of restricted common stock issued to employees	-	-	172,000	-	172,000
Common stock issued for cash exercise of options	267,196	3,000	1,682,000	-	1,685,000
Exercise of $5.00 warrants	28,874	-	144,000	-	144,000
Cashless warrant exercises	48,762	-	-	-	-
Net loss	-	-	-	(8,463,000)	(8,463,000)
Balance, March 31, 2018	47,232,940	$472,000	$533,319,000	$(364,592,000)	$169,199,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,463,000)	$(5,247,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	174,000	250,000
Stock option compensation expense	1,900,000	1,492,000
Restricted common stock issued to directors and employees	172,000	362,000
Change in operating assets and liabilities:
Receivables	43,000	(24,000)
Prepaid expenses and other current assets	643,000	(308,000)
Accounts payable and accrued expenses	3,517,000	(2,231,000)
Deferred revenue	(2,068,000)	(151,000)
Net cash used in operating activities	(4,082,000)	(5,857,000)

Cash flows from investing activities:
Capital expenditures	(3,502,000)	(74,000)
Net cash used in investing activities	(3,502,000)	(74,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,685,000	-
Proceeds from exercise of $5.00 warrants	144,000	1,000
Net cash provided by financing activities	1,829,000	1,000

Net decrease in cash, cash equivalents and restricted cash	(5,755,000)	(5,930,000)
Cash, cash equivalents and restricted cash at beginning of period	138,030,000	69,142,000
Cash, cash equivalents and restricted cash at end of period	$132,275,000	$63,212,000

Supplemental cash flow disclosures:
Cash and cash equivalents	$131,995,000	$63,212,000
Restricted cash	280,000	-
Total cash, cash equivalents and restricted cash	$132,275,000	$63,212,000

Cash paid for interest	$3,000	$2,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

(unaudited)

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

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results which may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2017 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of March 31, 2018, we had 5,807,531 options and 2,838,576 warrants that were not included in the EPS calculation as their effect would be antidilutive.

(2)	New Accounting Standards Implemented

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $3.7 million to stockholder’s equity as of January 1, 2018. Our statement of operations for the quarterly period ended March 31, 2018 and our balance sheet as of March 31, 2018 are presented under ASC 606, while our statement of operations for the quarterly period ended March 31, 2017 and our balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See below for disclosure of the impact of the adoption of ASC 606 on our statement of operations and balance sheet for the quarterly period ended March 31, 2018, and the effect of changes made to our consolidated balance sheet as of January 1, 2018.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017,		January 1, 2018
Balance Sheet	As Reported Under	Adjustments Due	As Adjusted
(in thousands)	ASC 605	to ASC 606	Under ASC 606

Liabilities
Current liabilities
Current portion of deferred revenue	$3,214	$(602)	$2,612
Total current liabilities	3,214	(602)	2,612
Deferred revenue, net of current portion	3,061	(3,061)	-
Total liabilities	8,668	(3,663)	5,005
Stockholders’ Equity
Accumulated deficit	(359,792)	3,663	(356,129)
Total equity	$170,098	$-	$170,098

The table below presents the impact of the adoption of ASC 606 on our statement of operations.

	First Quarter Ended March 31, 2018
STATEMENT OF OPERATIONS	Under	Effect of	As Reported
(in thousands except per share amounts)	ASC 605	ASC 606	Under ASC 606
Revenues
License revenues	$151	$(151)	$-
Total revenues BS	2,749	(151)	2,598

Loss from operations	$(8,465)	$(151)	$(8,616)
Net loss	$(8,312)	$(151)	$(8,463)

Basic and diluted loss per common share	$(0.18)	$0.00	$(0.18)

The table below presents the impact of the adoption of ASC 606 on our balance sheet.

	March 31, 2018
Balance Sheet	Under	Effect of	As Reported
(in thousands)	ASC 605	ASC 606	Under ASC 606
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of deferred revenue	$1,146	$(602)	$544
Total current liabilities	7,056	(602)	6,454
Deferred revenue, net of current portion	2,910	(2,910)	-
Total liabilities	9,966	(3,512)	6,454

Stockholders’ Equity
Accumulated deficit	(368,255)	(3,663)	(364,592)
Total stockholders’ equity	$165,536	$3,663	$169,199

We received upfront cash payments for licenses of our technology in years 2008-2014. The revenue was recognized straight-line over the life of the patent. Our obligation was performed at the time the license was granted. Following the revenue recognition policies in accordance with ASC 606, we decreased the accumulated deficit by $3,663,000 as of January 1, 2018 and decreased deferred revenue by the same amount.

Royalty revenues will continue to be recognized in the period of sales. Royalties recognized in the first quarter of 2018 are $50,000.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones. As of March 31, 2018, we received $3.1 million in grants ($2.6 million in the fourth quarter 2017 and $0.5 million in the first quarter of 2018) and recorded them as deferred revenue. $2.6 million of the $3.1 million in grants were recognized as revenue in the first quarter of 2018. Deferred revenue was $544,000 at March 31, 2018.

We recorded revenue for Foundation Grants of $2,548,000 for first quarter of 2018 and no revenues for the same period of 2017, an increase of $2,548,000. We record revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB).

We recorded revenue for Foundation Grants of $2,548,000 for first quarter of 2018 and no revenues for the same period of 2017, an increase of $2,548,000. We record revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB).

Restricted cash disclosure

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The inclusion of restricted cash increased beginning balances of the unaudited condensed consolidated statements of cash flows by $280,000 and $0, respectively, and the ending balances by $280,000 and $0, respectively, for the three months ended March 31, 2018 and 2017.

(3)	Licensed Technology

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

Licensed technology consists of the following:

	March 31,	December 31,
	2018	2017
Licensed technology	$4,608,000	$4,608,000
Less accumulated amortization	718,000	631,000
Licensed technology, net	$3,890,000	$3,977,000

Intangible assets consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets
Licensed technology	$4,608	$718	$4,608	$631

Amortization expense related to intangible assets totaled $87,000 for the three months ended March 31, 2018 and totaled $203,000 for the three ended March 31, 2017. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2018 is as follows (in thousands):

2018	$259
2019	346
2020	346
2021	346
2022	346
over 5 years	2,247

Total	$3,890

(4)	Fair Value Measurements

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of receivables, prepaids and other and accounts payable approximate their carrying amounts due to the relatively short maturity of these instruments.

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

Financial assets and liabilities measured at fair value on a non-recurring and recurring basis as of March 31, 2018 and December 31, 2017 are summarized below:

(in thousands)
	As of
	March 31,				Total Gains
Description	2018	Level 1	Level 2	Level 3	(Losses)
Non-recurring
Assets:
Licensed technology (net)	$3,890	$-	$-	$3,890	$87
Goodwill	32,466	-	-	32,466	-

(in thousands)
	As of
	December 31,				Total Gains
Description	2017	Level 1	Level 2	Level 3	(Losses)
Non-recurring
Assets:
Licensed technology (net)	$3,977	$-	$-	$3,977	$127
Goodwill	32,466	-	-	32,466	-
Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

(5)	Stock Based Option Compensation and Restricted Stock Compensation

For the three months ended March 31, 2018, we recognized stock-based compensation expense of $1,900,000 for granted options. For the three months ended March 31, 2017, we recognized stock-based compensation expense of $1,492,000.

The following table summarizes stock-based compensation for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Research and development	$1,056,000	$356,000
General and administrative	844,000	1,136,000
Stock-based compensation expense included in operating expense	$1,900,000	$1,492,000

For the three months ended March 31, 2018, we granted 645,000 stock options and for the three months ended March 31, 2017, we granted no stock options.

For the three months ended March 31, 2018, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 1.09%; risk-free interest rate of 2.37%; and expected lives of 5.0 years. The weighted average fair value of options granted was $10.83 per share. The weighted average grant date fair value is $10.83 and the weighted average exercise price is $13.72.

For the three months ended March 31, 2018, we recognized restricted common stock compensation expense of $172,000 for granted restricted common stock. For the three months ended March 31, 2017, we recognized restricted stock compensation expense of $362,000 for granted restricted common stock compensation expense.

The following table summarizes restricted common stock compensation expense for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Research and development	$-	$-
General and administrative	172,000	362,000
Stock-based compensation expense included in operating expense	$172,000	$362,000

For the three months ended March 31, 2018 and 2017, no stock was granted.

(6)	Commitments and Contingencies

We are not currently subject to any material pending legal proceeding.

At March 31, 2018, we had construction in-progress to build out manufacturing facilities at our Cleveland location. We had a remaining construction commitment of $1,456,000 at March 31, 2018.

