Form 10-Q
period 2018-09-30
ABEONA THERAPEUTICS INC.
filed 2018-11-09
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2018 was 47,944,486 shares.

ABEONA THERAPEUTICS INC.

PART I –FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that involve risks and uncertainties. These statements include, without limitation, statements relating to uncertainties associated with research and development activities; clinical trials; our ability to raise capital; future cash flows; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months with our existing cash and cash equivalents; the future success of our marketed products and products in development; our sales projections and the sales projections of our licensing partners; anticipated product launches and our commercialization strategies; the terms of future licensing arrangements; our ability to secure additional financing for our operations; our ability to establish new relationships and maintain current relationships; our expectation that we will continue to incur losses; our belief that we will expend substantial funds to conduct research and development programs, preclinical studies and clinical trials of potential products; our belief that we have a rich pipeline of products and product candidates; our expectation that we will add clinical sites for our Phase 1/2 clinical trial for patients with MPS IIIA; our ability to achieve profitability at all or on a sustained basis; our expected cash burn rate; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors; our belief that emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases; our expectation to perform preclinical development and clinical trials of a gene therapy treatment for EB based upon in-licensed technology; our belief that AAV treatment could potentially benefit patients with MPS III A and B; and our belief that the data from the expansion cohort of our Phase 1/2 clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, will allow us to submit a BLA. These statements relate to management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. In some cases, you can identify forward-looking statements by such words as “may,” “should,” “expects,” “plans,” “could,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Quarterly Report on Form 10-Q.

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

Recent Developments

On November 5, 2018 we announced a license agreement with REGENXBIO Inc. Under the terms of the agreement, REGENXBIO has granted Abeona an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. In return for these rights, REGENXBIO will receive a guaranteed $20 million upfront payment, $10 million of which will be paid upon signing and $10 million of which will be paid within 12 months of the effective date. In addition, REGENXBIO will receive a total of $100 million in annual fees, payable upon the second through sixth anniversaries of the agreement, $20 million of which is guaranteed. REGENXBIO is also eligible to receive potential commercial milestone payments of up to $60 million. REGENXBIO will also receive low double-digit royalties on net sales of products incorporating the licensed intellectual property.

On October 18, 2018, we announced the appointment of João Siffert, M.D. as Head of Research and Development and Chief Medical Officer. As a result, former Chief Medical Officer Juan Ruiz, M.D., Ph.D. has assumed the role of Head of European Medical Affairs. Dr. Siffert has 30 years of combined experience in the biopharmaceutical industry, medicine, and academia and has successfully led multiple drug development programs from pre-clinical to regulatory approvals in the U.S. and Europe. Dr. Siffert most recently served as Chief Scientific and Medical Officer for Nestle Health Science and on the Board of Directors of gene therapy developer Avexis. Additionally, we announced the appointment of Neena Patil, J.D. as General Counsel and Corporate Secretary. Ms. Patil brings nearly 20 years of global biopharmaceutical experience to Abeona. She most recently served as Associate General Counsel and Vice President of Legal Affairs at Novo Nordisk.

On September 12, 2018, we announced the authorization to move forward with a Phase 1/2 clinical trial in Spain for the Company’s gene therapy product ABO-101 (AAV-NAGLU) for patients with MPS IIIB (Sanfilippo syndrome type B). The clinical study was approved by the Agencia Espanola de Medicamentos y Productos Sanitarios and is being conducted at Hospital Clinico Universitario of Santiago de Compostela, Spain. This will be our second clinical trial conducted in Europe, alongside the ongoing Phase 1/2 clinical trial for patients with MPS IIIA (Sanfilippo syndrome type A). We first initiated this trial in the United States and are planning to add clinical sites for the trial in other European countries, including France, Germany and the United Kingdom.

Product Development Strategy

Abeona is focused on developing and delivering gene therapy products for severe and life-threatening rare diseases. A rare disease is one that affects fewer than 200,000 people in the U.S. There are nearly 7,000 rare diseases, which may involve chronic illness, disability, and often, premature death. More than 25 million Americans and 30 million Europeans have a severe, life-threating disease. Approximately 80% of rare diseases are genetic in origin and can present at any stage of life. While rare diseases can affect any age group, about 50% of people affected are children (15 million) and rare diseases account for 35% of deaths in the first year of life. These rare diseases are often poorly diagnosed, very complex, and either have no treatment or not very effective treatment. Over 95% of rare diseases do not have a single FDA or EMA approved drug treatment, however, most rare diseases are often caused by changes in genes. We believe emerging insights in genetics and advances in biotechnology, as well as new approaches and collaboration between researchers, industry, regulators and patient groups, provide significant opportunities to develop breakthrough treatments for rare diseases.

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

Our initial programs are focused on LSDs such as Mucopolysaccharidosis (“MPS”) III A and IIIB. MPSIII, also known as Sanfilippo syndromes type A and type B, is a progressive neuromuscular disease with profound CNS involvement. Our lead product candidates, ABO-101 and ABO-102, have been developed to replace the damaged, malfunctioning enzymes within target cells with the functional version. ABO-201 is a similar product, using an AAV to deliver the correct lysosomal gene that is defective in juvenile neuronal ceroid lipofuscinosis. Delivered via a single infusion, these drugs are only given once to a patient.

EB-101 for the Treatment of Recessive Dystrophic Epidermolysis Bullosa and EB-201 for the Correction of Gene Mutations in Skin Cells (Keratinocytes)

EB-101 is an ex vivo gene corrected cell therapy for the treatment of RDEB. EB-201 (AAVDJ-Col7A1) is a pre-clinical candidate targeting a novel, AAV-mediated gene editing and delivery approach to correct gene mutations in skin cells for patients with RDEB. On August 3, 2016, we entered into an agreement (the ‘‘EB Agreement’’) with EB Research Partnership (‘‘EBRP’’) and Epidermolysis Bullosa Medical Research Foundation (‘‘EBMRF’’) to collaborate on cell therapy treatments for EB.

We entered into a license with The Board of Trustees of Leland Stanford Junior University (“Stanford”), effective August 3, 2016, for the EB-101 technology, and we have performed certain preclinical development work and, as of September 30, 2018, were performing clinical trials of a cell therapy treatment for EB based upon such in-licensed technology.

We also entered into a license with Stanford, effective August 3, 2016, for the EB-201 (AAV DJ COL7A1) technology, and we plan to perform preclinical development and clinical trials of a gene therapy for EB based upon such in-licensed technology.

ABO-101 for MPS III B and ABO-102 for MPS III A (Sanfilippo syndrome)

MPS III (Sanfilippo syndrome) is a group of four inherited genetic diseases, described as type A, B, C or D, which are characterized by enzyme deficiencies that result in the abnormal accumulation of glycosaminoglycans (sugars) in body tissues. MPS III is a lysosomal storage disease, a group of rare inborn errors of metabolism resulting from deficiency in normal lysosomal function. At September 30, 2018, the incidence of MPS III (all four types combined) was estimated to be 1 in 70,000 births.

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

In MPS III, the predominant symptoms occur due to accumulation within the CNS, including the brain and spinal cord, resulting in cognitive decline, motor dysfunction, and eventual death. At September 30, 2018, there was no cure for MPS III and treatments were largely supportive.

Abeona is developing next-generation AAV-based gene therapies for MPS III, which involve a one-time delivery of a functional copy of the defective gene to cells of the CNS with the aim of reversing the effects of the genetic errors that cause the disease.

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

ABO-201 for juvenile Batten disease (or Juvenile Neuronal Ceroid Lipofuscinoses) (JNCL) and ABO-202 (AAV-CLN1) gene therapy for treatment of infantile Batten disease (or Infantile Neuronal Ceroid Lipofuscinoses) (INCL)

ABO-201 (AAV CLN3) is an AAV-based gene therapy that has shown promising preclinical efficacy in delivery of a functional copy of the defective CLN3 gene to cells of the CNS with the aim of reversing the effects of the genetic errors that cause JNCL. JNCL is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins in children between 4 and 8 years of age. Often the first noticeable sign of JNCL is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience loss of previously acquired skills (developmental regression). This regression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid- to late childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Life expectancy is greatly reduced. Most patients with juvenile Batten disease die within their twenties or thirties. At September 30, 2018, no specific treatment is known that can halt or reverse the symptoms of JNCL.

JNCL is the most common form of a group of disorders known as neuronal ceroid lipofuscinoses (NCLs). Collectively, all forms of NCL affect an estimated 2 to 4 in 100,000 live births in the United States. NCLs are more common in Finland, where approximately 1 in 12,500 individuals were affected at September 30, 2018, as well as Sweden, other parts of northern Europe, and Newfoundland, Canada.

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

ABO-202 (AAV9 CLN1) is an AAV-based gene therapy that has shown promising preclinical efficacy in delivery of a functional copy of the defective CLN1 gene to cells of the central nervous system with the aim of reversing the effects of the genetic errors that cause an infantile form of Batten disease (also known as infantile neuronal ceroid lipofuscinosis).

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

The major function of bone marrow is to produce new blood cells. In FA, a DNA mutation renders the FANCC gene nonfunctional. Loss of FANCC causes skeletal abnormalities and leads to bone marrow failure. FA patients also have much higher rates of hematological diseases, such as acute myeloid leukemia or tumors of the head, neck, skin, gastrointestinal system, or genital tract. The likelihood of developing one of these cancers in people with FA is between 10% and 30%. Aside from bone marrow transplantation, there are no specific treatments known that can halt or reverse the symptoms of FA. Repairing fibroblast cells in FA patients with a functional FANCC gene is the focus of our AAV-based gene therapy approach.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public and private sales of common stock, preferred stock, convertible notes and through licensing agreements. Our principal source of liquidity is cash and cash equivalents. Foundation grants and royalty revenues provided limited funding for operations during the period ended September 30, 2018. As of September 30, 2018, our cash and cash equivalents and marketable securities were $112,224,000, as compared to $137,750,000 as of December 31, 2017. The decrease in cash and cash equivalents was primarily attributable to the decrease in working capital discussed below.

As of September 30, 2018, our working capital was $104,220,000. Our working capital as of September 30, 2018 represented a decrease of $30,765,000 as compared to our working capital of $134,985,000 as of December 31, 2017. The decrease in working capital as of September 30, 2018 reflects nine months of net operating costs and changes in current assets and liabilities and capital expenditures, which were primarily due to the completion of a manufacturing facility, partially offset by proceeds from the exercise of stock options and warrants.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB), subject to the achievement of certain milestones. As of September 30, 2018, we received $5.0 million of these grants ($2.6 million in the quarter ended December 31, 2017 and $2.4 million in the nine months ended September 30, 2018) and recorded them first as deferred revenue. $2.6 million of the $3.4 million in grants were recorded as revenue in the quarter ended March 31, 2018 and $0.8 million were recorded as revenue in the quarter ended June 30, 2018 and $1.6 million were recorded as revenue in the quarter ended September 30, 2018.

On August 17, 2018, we entered into an Open Market Sale Agreement (the “Agreement”) with Jefferies LLC (the “Agent”). Pursuant to the terms of the Agreement, we may sell from time to time through the Agent shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to the Agreement will be made under our effective “shelf” registration statement on Form S-3 (File No. 333-224867), which is on file and has been declared effective by the SEC Staff.

If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors.

We have incurred negative cash flows from operations since inception, and have expended, and expect to continue to expend in the future, substantial funds and resources to our research and development programs. Since inception our expenses have significantly exceed our limited revenues, resulting in an accumulated deficit as of September 30, 2018 of $392,711,000. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. We cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

THIRD QUARTER 2018 COMPARED TO THIRD QUARTER 2017

Our licensing revenue for the third quarter of 2018 was $0 as compared to $151,000 for the same period in 2017. In 2017, we recognized licensing revenue over the period of the performance obligation under our licensing agreements under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 605, Revenue Recognition (Topic 605). Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $3.7 million to stockholders’ equity as of January 1, 2018. There was no licensing revenue for the third quarter of 2018 due to ASC 606.

We recorded revenue for Sanfilippo Foundation Grants of $1,687,000 for the third quarter of 2018 and no revenues for the same period of 2017, an increase of $1,687,000. We recorded revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (“MPS IIIA”) and Sanfilippo Syndrome Type B (“MPS IIIB”).

We recorded royalty revenue for MuGard of $22,000 for the third quarter of 2018 and $68,000 for the same period of 2017, a decrease of $46,000. We licensed MuGard to AMAG Pharmaceuticals, Inc. (“AMAG”) and Norgine B.V. (“Norgine”) and received quarterly reports under our agreements.

Total research and development spending for the third quarter of 2018 was $13,150,000, as compared to $3,277,000 for the same period of 2017, an increase of $9,873,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for EB-101, ABO-102, ABO-101 and other gene therapy products ($8,271,000);
•	increased salary and related costs ($905,000) from the hiring of research and development staff;
•	increased stock option compensation expense ($578,000); and
•	other net increases in research spending ($119,000).

Total general and administrative expenses were $4,970,000 for the third quarter of 2018, as compared to $2,166,000 for the same period of 2017, an increase of $2,804,000. The increase in expenses was primarily due to:

•	increased stock option compensation expense ($1,112,000);
•	increased salary and related costs ($557,000);
•	increased expense for search firms for new executives ($382,000);
•	increased legal and audit fees ($632,000) and
•	increases in net other general and administrative expenses ($121,000).

Depreciation and amortization was $505,000 for the third quarter of 2018, as compared to $138,000 for the same period in 2017, an increase of $367,000. We are amortizing the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents. The increase was primarily due to an increase in depreciation ($368,000) partially offset by lower amortization of licensed technology ($1,000).

Total operating expenses for the third quarter of 2018 were $18,625,000, as compared to total operating expenses of $5,581,000 for the same period of 2017, an increase of $13,044,000 due to the reasons listed above.

Interest and miscellaneous income was $500,000 for the third quarter of 2018 as compared to $21,000 for the same period of 2017, an increase of $479,000. Most of the increase was due to increased interest income resulting from higher cash balances and marketable securities ($474,000) and miscellaneous income ($5,000).

Interest and other expense was $3,000 for the third quarter of 2018, as compared to $2,000 in the same period of 2017.

Net loss for the third quarter of 2018 was $16,419,000, or a $0.34 basic and diluted loss per common share as compared to a net loss of $5,343,000, or a $0.13 basic and diluted loss per common share, for the same period in 2017, an increased loss of $11,076,000.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Our licensing revenue for the first nine months of 2018 was $0 as compared to $452,000 for the same period in 2017. In 2017, we recognized licensing revenue over the period of the performance obligation under our licensing agreements under ASC 605. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $3.7 million to stockholders’ equity as of January 1, 2018. There was no licensing revenue for the first nine months of 2018 due to ASC 606.

We recorded revenue for Foundation Grants of $5,037,000 for the first nine months of 2018 and no revenues for the same period of 2017, an increase of $5,037,000. We recorded revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for Sanfilippo Syndrome Type A (MPS IIIA) and Sanfilippo Syndrome Type B (MPS IIIB).

We recorded royalty revenue for MuGard of $89,000 for the first nine months of 2018 and $170,000 for the same period of 2017, a decrease of $81,000. We licensed MuGard to AMAG and Norgine and received quarterly reports under our agreements.

Total research and development spending for the first nine months of 2018 was $29,228,000, as compared to $11,283,000 for the same period of 2017, an increase of $17,945,000. The increase in expenses was primarily due to:

•	increased clinical and development work for the manufactured product for EB-101, ABO-102, ABO-101 and other gene therapy products ($13,825,000);
•	increased salary and related costs ($2,021,000) from the hiring of scientific staff;
•	increased stock option compensation expense ($1,554,000); and
•	other net increases in research spending ($545,000).

Total general and administrative expenses were $12,475,000 for the first nine months of 2018, as compared to $7,830,000 for the same period of 2017, an increase of $4,645,000. The increase in expenses was primarily due to:

•	increased stock option compensation expense ($1,951,000) offset by decreased restricted common stock expense ($463,000);
•	increased salary and related costs ($857,000);
•	increased expense for search firms for new executives ($670,000);
•	increased legal and audit fees ($875,000) and
•	increases in net other general and administrative expenses ($755,000).

Depreciation and amortization was $969,000 for the first nine months of 2018, as compared to $595,000 for the same period in 2017, an increase of $374,000. We amortize the licenses for ABO-101 and ABO-201, and EB-102 over the life of the patents. The increase was primarily due to an increase in depreciation ($562,000) due to newly acquired assets partially offset by lower amortization of licensed technology ($188,000). SDF Alpha was amortized through May 26, 2017. The license was returned to the licensor, Plasma Technologies, LLC in 2017.

Total operating expenses for the first nine months of 2018 were $42,672,000, as compared to total operating expenses of $19,708,000 for the same period of 2017, an increase of $22,964,000 for the reasons listed above.

Interest and miscellaneous income was $973,000 for the first nine months of 2018, as compared to $224,000 for the same period of 2017, an increase of $749,000. Most of the increase was due to increased interest income resulting from higher cash balances ($865,000), partially offset by decreased miscellaneous income ($116,000).

Interest and other expense was $9,000 for the nine months of 2018, as compared to $7,000 in the same period of 2017.

Net loss for the nine months of 2018 was $36,582,000, or a $0.77 basic and diluted loss per common share as compared to a net loss of $18,869,000, or a $0.47 basic and diluted loss per common share, for the same period in 2017, an increased loss of $17,713,000.

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

Market Risk

Currency risk

We are exposed to foreign exchange risk arising from various currencies, primarily with respect to the U.S. dollar and to a lesser extent to the EU euro, Australian dollar and British pound. As our U.S. operating entity primarily conducts its operations in U.S. dollars, its exposure to changes in foreign currency is insignificant.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Senior Vice President Finance and Administration, Chief Accounting Officer (our principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2018, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of September 30, 2018 were effective.

Changes In Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings.

ITEM 1A.       RISK FACTORS.

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018.

ITEM 6.          EXHIBITS.

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:
10.1	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018 (File No. 001-15771))

10.2	Letter of Agreement and General Release dated October 1, 2018, by and between the Company and Jeffrey Davis (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 5, 2018 (File No. 001-15771))

10.3	Letter of Agreement dated October 5, 2018, by and between the Company and Stephen B. Thompson (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 9, 2018 amending the Form 8-K filed on October 5, 2018 (File No. 001-15771))

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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

ABEONA THERAPEUTICS INC.

Date: November 9, 2018	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Stephen B. Thompson
Stephen B Thompson
Sr. Vice President Finance and Administration, Chief Accounting Officer
(Chief Accounting Officer)

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,599,000	$137,750,000
Marketable securities	78,625,000	-
Receivables	352,000	107,000
Prepaid expenses and other current assets	1,975,000	2,735,000
Total current assets	114,551,000	140,592,000

Property and equipment, net	9,245,000	1,374,000
Licensed technology, net	3,717,000	3,977,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	597,000	357,000
Total assets	$160,576,000	$178,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$10,331,000	$2,393,000
Current portion of deferred revenue	-	3,214,000
Total current liabilities	10,331,000	5,607,000

Deferred revenue, net of current portion	-	3,061,000
Total liabilities	10,331,000	8,668,000

Commitments and contingencies
Stockholders’ equity
Common stock - $.01 par value; authorized 200,000,000 shares; issued, 47,944,486 at September 30, 2018 and 46,888,108 at December 31, 2017	480,000	469,000
Additional paid-in capital	542,476,000	529,421,000
Accumulated deficit	(392,711,000)	(359,792,000)
Total stockholders’ equity	150,245,000	170,098,000
Total liabilities and stockholders’ equity	$160,576,000	$178,766,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Foundation grants	$1,687,000	$-	$5,037,000	$-
Royalties	22,000	68,000	89,000	170,000
License revenues	-	151,000	-	452,000
Total revenues	1,709,000	219,000	5,126,000	622,000

Expenses
Research and development	13,150,000	3,277,000	29,228,000	11,283,000
General and administrative	4,970,000	2,166,000	12,475,000	7,830,000
Depreciation and amortization	505,000	138,000	969,000	595,000
Total expenses	18,625,000	5,581,000	42,672,000	19,708,000
Loss from operations	(16,916,000)	(5,362,000)	(37,546,000)	(19,086,000)

Interest and miscellaneous income	500,000	21,000	973,000	224,000
Interest and other expense	(3,000)	(2,000)	(9,000)	(7,000)
	497,000	19,000	964,000	217,000
Net loss	$(16,419,000)	$(5,343,000)	$(36,582,000)	$(18,869,000)

Basic and diluted loss per common share	$(0.34)	$(0.13)	$(0.77)	$(0.47)

Weighted average number of common shares outstanding	47,794,394	40,377,890	47,388,833	40,301,601

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2017 – as reported	46,888,108	$469,000	$529,421,000	$(359,792,000)	$170,098,000
Cumulative effect adjustment of ASC 606 on January 1, 2018	-	-	-	3,663,000	3,663,000
Stock based compensation expense	-	-	1,900,000	-	1,900,000
Vesting of restricted common stock issued to employees	-	-	172,000	-	172,000
Common stock issued for
-cash exercise of options	267,196	3,000	1,682,000	-	1,685,000
-exercise of $5.00 warrants	28,874	-	144,000	-	144,000
-cashless warrant exercises	48,762	-	-	-	-
Net loss	-	-	-	(8,463,000)	(8,463,000)
Balance, March 31, 2018	47,232,940	472,000	533,319,000	(364,592,000)	169,199,000

Stock based compensation expense	-	-	2,673,000	-	2,673,000
Vesting of restricted common stock issued to employees	-	-	172,000	-	172,000
Common stock issued for
-cash exercise of options	76,956	1,000	480,000	-	481,000
-exercise of $5.00 warrants	17,889	-	89,000	-	89,000
Net loss	-	-	-	(11,700,000)	(11,700,000)
Balance, June 30, 2018	47,327,785	473,000	536,733,000	(376,292,000)	160,914,000

Stock based compensation expense	-	-	2,499,000	-	2,499,000
Vesting of restricted common stock issued to employees	-	-	172,000	-	172,000
Common stock issued for
-cash exercise of options	16,701	1,000	78,000	-	79,000
-exercise of $5.00 warrants	600,000	6,000	2,994,000	-	3,000,000
Net loss	-	-	-	(16,419,000)	(16,419,000)
Balance, September 30, 2018	47,944,486	$480,000	$542,476,000	$(392,711,000)	$150,245,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,582,000)	$(18,869,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	969,000	595,000
Stock option compensation expense	7,072,000	3,527,000
Restricted common stock expense issued to directors and employees	516,000	979,000
Net gain on write off of licensed technology	-	(127,000)
Change in operating assets and liabilities:
Receivables	(245,000)	13,000
Prepaid expenses and other current assets	760,000	(1,607,000)
Other assets	40,000	(11,000)
Accounts payable	7,938,000	(1,657,000)
Deferred revenue	(2,612,000)	(452,000)
Net cash used in operating activities	(22,144,000)	(17,609,000)

Cash flows from investing activities:
Capital expenditures	(8,580,000)	(156,000)
Purchases of marketable securities	(94,991,000)	-
Purchases from maturities of marketable securities	16,366,000	-
Net cash used in investing activities	(87,205,000)	(156,000)

Cash flows from financing activities:
Proceeds from exercise of $8.00 warrants	-	5,000,000
Proceeds from exercise of $5.00 warrants	3,233,000	52,000
Proceeds from exercise of stock options	2,245,000	93,000
Net cash provided by financing activities	5,478,000	5,145,000

Net decrease in cash, cash equivalents and restricted cash	(103,871,000)	(12,620,000)
Cash, cash equivalents and restricted cash at beginning of period	138,030,000	69,142,000
Cash, cash equivalents and restricted cash at end of period	$34,159,000	$56,522,000

Supplemental disclosures:
Cash and cash equivalents	$33,599,000	$56,522,000
Restricted cash	560,000	-
Total cash, cash equivalents and restricted cash	$34,159,000	$56,522,000

Write off of licensed asset and corresponding liability	$-	$4,000,000
Cash paid for interest	$9,000	$7,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018 and 2017

(unaudited)

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”) is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead programs include EB-101 (gene-corrected skin grafts) for RDEB, ABO-102 (AAV-SGSH), an AAV based gene therapy for Sanfilippo syndrome type A (MPS IIIA) and ABO-101 (AAV NAGLU), an AAV based gene therapy for MPS IIIB. We are also developing ABO-201 (AAV-CLN3) gene therapy for juvenile Batten disease (JNCL), ABO-202 (AAV-CLN1) for treatment of infantile Batten disease (INCL), EB-201 for epidermolysis bullosa (“EB”), ABO-301 (AAV-FANCC) for Fanconi anemia (“FA”) disorder and ABO-302 using a novel CRISPR/Cas9-based gene editing approach to gene therapy for rare blood diseases. In addition, we are developing a proprietary vector platform, AIM™, for next generation product candidates. Our efforts have been principally devoted to research and development, resulting in significant losses.

(1)	Interim Financial Statements

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2017 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of September 30, 2018, we had 5,999,544 options and 2,220,687 warrants that were not included in the EPS calculation as their effect would be antidilutive.

(2)	New Accounting Standards Implemented

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $3.7 million to stockholders’ equity as of January 1, 2018. Our statement of operations for the quarterly period ended September 30, 2018 and our balance sheet as of September 30, 2018 are presented under ASC 606, while our statement of operations for the third quarter and nine months ended September 30, 2017 and our balance sheet as of December 31, 2017 are presented under ASC 605. See below for disclosure of the impact of the adoption of ASC 606 on our statement of operations and balance sheet for the quarterly period ended September 30, 2018, and the effect of changes made to our consolidated balance sheet as of January 1, 2018.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

Balance Sheet (in thousands)	December 31, 2017, As Reported Under ASC 605	Adjustments Due to ASC 606	January 1, 2018 As Adjusted Under ASC 606

Liabilities
Current liabilities
Current portion of deferred revenue	$3,214	$(602)	$2,612
Total current liabilities	3,214	(602)	2,612
Deferred revenue, net of current portion	3,061	(3,061)	-
Total liabilities	8,668	(3,663)	5,005
Stockholders’ Equity
Accumulated deficit	(359,792)	3,663	(356,129)
Total equity	$170,098	$3,663	$173,761

The table below presents the impact of the adoption of ASC 606 on our statement of operations.

	Third Quarter Ended September 30, 2018
STATEMENT OF OPERATIONS (in thousands except per share amounts)	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenues
License revenues	$151	$(151)	$-
Total revenues	1,860	(151)	1,709

Loss from operations	$(16,765)	$(151)	$(16,916)
Net loss	$(16,268)	$(151)	$(16,419)

Basic and diluted loss per common share	$(0.34)	$0.00	$(0.34)

	Nine Months Ended September 30, 2018
STATEMENT OF OPERATIONS (in thousands except per share amounts)	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Revenues
License revenues	$452	$(452)	$-
Total revenues	5,578	(452)	5,126

Loss from operations	$(37,094)	$(452)	$(37,546)
Net loss	$(36,130)	$(452)	$(36,582)

Basic and diluted loss per common share	$(0.77)	$(0.01)	$(0.77)

The table below presents the impact of the adoption of ASC 606 on our balance sheet.

	September 30, 2018
Balance Sheet (in thousands)	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of deferred revenue	$602	$(602)	$-
Total current liabilities	10,933	(602)	10,331
Deferred revenue, net of current portion	2,609	(2,609)	-
Total liabilities	13,542	(3,211)	10,331

Stockholders’ Equity
Accumulated deficit	(395,922)	3,211	(392,711)
Total stockholders’ equity	$147,034	$3,211	$150,245

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

Royalty revenues will continue to be recognized in the period of sales. Royalty revenues recognized in the third quarter of 2018 were $22,000 and for the first nine months of 2018 were $89,000.

On October 16, 2017, we announced a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.85 million of grants to Abeona in installments for the advancement of the Company’s clinical stage gene therapies for MPS IIIA and MPS IIIB, subject to the achievement of certain milestones. As of September 30, 2018, we received $5.0 million of these grants ($2.6 million in the fourth quarter 2017 and $2.4 million in the nine months of 2018) and recorded them first as deferred revenue. We recorded $2.6 million of the $3.4 million in grants as revenue in the quarter ended March 31, 2018, we recorded $0.8 million in grants as revenue in the quarter ending June 30, 2018 and we recorded $1.6 million in grants revenue in the quarter ending September 30, 2018.

We recorded revenue for Foundation Grants of $1,687,000 in the third quarter of 2018 and no revenues for the same period of 2017, an increase of $1,687,000. We recorded revenue for Foundation Grants of $5,037,000 in the first nine months of 2018 and no revenues for the same period of 2017, an increase of $5,037,000. We record revenue to match expenses for the advancement of the Company’s clinical stage gene therapies for MPS IIIA and MPS IIIB.

Restricted cash disclosure

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard during the first quarter of 2018. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows. Restricted cash is recorded within other non-current assets in the accompanying unaudited condensed consolidated balance sheets. The inclusion of restricted cash increased beginning balances of the unaudited condensed consolidated statements of cash flows by $560,000 and $0, respectively, and the ending balances by $560,000 and $0, respectively, for the nine months ended September 30, 2018 and 2017.

(3)	Short Term Investments

The following table summarizes the available-for-sale investments held as of September 30, 2018. There were no available-for-sale investments in prior periods.

Description	Fair Value
September 30, 2018
U.S. government agency securities and treasuries	$78,625,000

The amortized cost of the available-for-sale investments is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three or nine months ended September 30, 2018.

(4)	Licensed Technology

On May 15, 2015, we acquired Abeona Therapeutics LLC. which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

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

Licensed technology consists of the following (in thousands):

	September 30, 2018		December 31, 2017
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets Licensed technology	$4,608	$891	$4,608	$631

Amortization expense related to intangible assets totaled $87,000 and $260,000 for the three and nine months ended September 30, 2018, respectively, and totaled $87,000 and $448,000 for the three and nine months ended September 30, 2017, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2018 is as follows (in thousands):

2018	$86
2019	346
2020	346
2021	346
2022	346
over 5 years	2,247

Total	$3,717

(5)	Fair Value Measurements

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

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are:

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

Financial assets and liabilities measured at fair value on a non-recurring and recurring basis as of September 30, 2018 and December 31, 2017 are summarized below:

(in thousands)
Description	As of September 30, 2018	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$3,717	$-	$-	$3,717	$260
Goodwill	32,466	-	-	32,466	-

Recurring				-
Marketable securities	-	-	49,530		-

(in thousands)
Description	As of December 31, 2017	Level 1	Level 2	Level 3	Total Gains (Losses)
Non-recurring
Assets:
Licensed technology (net)	$3,977	$-	$-	$3,977	$127
Goodwill	32,466	-	-	32,466	-

Recurring
Liabilities:
Contingent consideration	$-	$-	$-	$-	$1,391

(6)	Stock Based Option Compensation and Restricted Stock Compensation

For the three and nine months ended September 30, 2018, we recognized stock-based option compensation expense of $2,499,000 and $7,072,000, respectively. For the three and nine months ended September 30, 2017, we recognized stock-based option compensation expense of $792,000 and $3,527,000, respectively.

The following table summarizes stock-based option compensation for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$1,012,000	$394,000	$2,756,000	$1,118,000
General and administrative	1,487,000	398,000	4,316,000	2,409,000
Stock-based option compensation expense included in operating expense	$2,499,000	$792,000	$7,072,000	$3,527,000

For the three and nine months ended September 30, 2018, we granted 157,000 and 1,026,800 stock options, respectively, and for the three and nine months ended September 30, 2017, we granted 0 and 185,000 stock options, respectively.

For the three months ended September 30, 2018, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 109%; risk-free interest rate of 2.78%; and expected lives of 5.0 years. The weighted average fair value of options granted was $11.44 per share. The weighted average grant date fair value is $11.44 and the weighted average exercise price is $14.45.

For the nine months ended September 30, 2018, the fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 109%; risk-free interest rate of 2.54%; and expected lives of 5.0 years. The weighted average fair value of options granted was $11.36 per share. The weighted average grant date fair value is $11.36 and the weighted average exercise price is $14.38.

For the three and nine months ended September 30, 2018, we recognized restricted common stock compensation expense of $172,000 and $516,000, respectively. For the three and nine months ended September 30, 2017, we recognized restricted stock compensation expense of $293,000 and $979,000, respectively.

The following table summarizes restricted common stock compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$172,000	$293,000	$516,000	$979,000
Restricted stock compensation expense included in operating expense	$172,000	$293,000	$516,000	$979,000

We did not grant any common stock to directors or employees during the three and nine months ended September 30, 2018 and September 30, 2017.

(7)	Commitments and Contingencies

We are not currently subject to any material pending legal proceedings.

(8)	Subsequent Event

On November 5, 2018 we announced a license agreement with REGENXBIO Inc. Under the terms of the agreement, REGENXBIO has granted Abeona an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. In return for these rights, REGENXBIO will receive a guaranteed $20 million upfront payment, $10 million of which will be paid upon signing and $10 million of which will be paid within 12 months of the effective date. In addition, REGENXBIO will receive a total of $100 million in annual fees, payable upon the second through sixth anniversaries of the agreement, $20 million of which is guaranteed. REGENXBIO is also eligible to receive potential commercial milestone payments of up to $60 million. REGENXBIO will also receive low double-digit royalties on net sales of products incorporating the licensed intellectual property.

