Form 10-Q
period 2019-03-31
ABEONA THERAPEUTICS INC.
filed 2019-05-10
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to _________________

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ABEO	Nasdaq Capital Markets

The number of shares outstanding of the registrant’s common stock as of May 6, 2019 was 49,162,047 shares.

ABEONA THERAPEUTICS INC.

CAUTIONARY STATEMENTS RELATED TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q (including information incorporated by reference) contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. We caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2018, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Form 10-Q. These factors include: our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our ability to raise capital; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months with our existing cash and cash equivalents; our expectation that we will continue to incur losses; our belief that we will expend substantial funds to conduct research and development programs; our future ability to achieve profitability at all or on a sustained basis; our cash burn rate; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors; our belief that we have a rich pipeline of products and product candidates; our ability to continue to develop our novel adeno-associated virus (“AAV”)-based gene therapy platform technology to treat neurologic disorders, cystic fibrosis and eye disorders in human subjects; our belief that EB-101 could potentially benefit patients with recessive dystrophic epidermolysis bullosa (“RDEB”); our ability to initiate a Phase III clinical trial for patients with RDEB; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our belief that AAV treatment could potentially benefit patients with Sanfilippo syndrome type A (“MPS IIIA”) and Sanfilippo syndrome type B (“MPS IIIB”); our ability to add clinical sites and identify additional patients for our Phase I/II clinical trial for patients with MPS IIIA and MPS IIIB; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capability compliant with current good manufacturing practices for our product candidates; our ability to manufacture gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; our ability to secure timely regulatory review related to our clinical program; our belief in the adequacy of the data from clinical trials in EB-101 and expansion cohort of our Phase I/II clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, to support regulatory approvals; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; the rate and degree of market acceptance of our product candidates for any indication once approved; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; our ability to meet our obligations contained in license agreements to which we are party; and the terms of future licensing arrangements or collaborations.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,924,000	$18,750,000
Short-term investments	42,387,000	66,218,000
Receivables	38,000	81,000
Prepaid expenses and other current assets	3,372,000	3,802,000
Total current assets	71,721,000	88,851,000

Property and equipment, net	10,356,000	9,443,000
Right-of-use lease assets	8,749,000	-
Licensed technology, net	41,697,000	43,042,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	1,147,000	597,000
Total assets	$166,136,000	$174,399,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,189,000	$6,122,000
Accrued expenses	5,241,000	3,936,000
Current portion of lease liability	1,690,000	-
Current portion of payable to licensor	10,000,000	10,000,000
Deferred revenue	296,000	296,000
Total current liabilities	21,416,000	20,354,000

Long-term lease liabilities	6,927,000	-
Payable to licensor, net of current portion	20,000,000	20,000,000
Total liabilities	48,343,000	40,354,000

Commitments and contingencies
Stockholders' equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 47,949,694 at March 31, 2019; issued and outstanding 47,944,486 at December 31, 2018	479,000	479,000
Additional paid-in capital	546,057,000	543,754,000
Accumulated deficit	(428,743,000)	(410,188,000)
Total stockholders' equity	117,793,000	134,045,000
Total liabilities and stockholders' equity	$166,136,000	$174,399,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenues:
Foundation revenues	$-	$481,000
Royalties	-	50,000
Total revenues	-	531,000

Expenses:
Research and development	11,737,000	8,162,000
General and administrative	5,659,000	2,878,000
Depreciation and amortization	1,658,000	174,000
Total expenses	19,054,000	11,214,000

Loss from operations	(19,054,000)	(10,683,000)

Interest and miscellaneous income	499,000	156,000
Interest and other expense	-	(3,000)
Net loss	$(18,555,000)	$(10,530,000)

Basic and diluted loss per common share	$(0.39)	$(0.22)

Weighted average number of common shares outstanding – basic and diluted	47,948,421	47,060,523

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017 - as reported	46,888,108	$469,000	$529,421,000	$(359,792,000)	$170,098,000
Cumulative effect adjustment of ASC 606 on January 1, 2018	-	-	-	6,275,000	6,275,000
Stock-based compensation expense	-	-	1,900,000	-	1,900,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for:
- cash exercise of options	267,196	3,000	1,682,000	-	1,685,000
- exercise of $5.00 warrants	28,874	-	144,000	-	144,000
- cashless warrant exercises	48,762	-	-	-	-
Net loss	-	-	-	(10,530,000)	(10,530,000)
Balance, March 31, 2018	47,232,940	$472,000	$533,319,000	$(364,047,000)	$169,744,000

Balance, December 31, 2018 - as reported	47,944,486	$479,000	$543,754,000	$(410,188,000)	$134,045,000
Stock-based compensation expense	-	-	2,103,000	-	2,103,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for cash exercise of options	5,208	-	28,000	-	28,000
Net loss	-	-	-	(18,555,000)	(18,555,000)
Balance, March 31, 2019	47,949,694	$479,000	$546,057,000	$(428,743,000)	$117,793,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,555,000)	$(10,530,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,658,000	174,000
Stock-based compensation expense	2,103,000	1,900,000
Restricted stock-based compensation expense	172,000	172,000
Non-cash earnings on investments	(169,000)	-
Change in operating assets and liabilities:
Receivables	43,000	43,000
Prepaid expenses and other current assets	430,000	643,000
Right-of-use lease assets and other assets	150,000	-
Accounts payable, accrued expenses and lease liabilities	(910,000)	3,516,000
Net cash used in operating activities	(15,078,000)	(4,082,000)

Cash flows from investing activities:
Capital expenditures	(1,226,000)	(3,502,000)
Proceeds from maturities of short-term investments	24,000,000	-
Net cash provided by (used in) investing activities	22,774,000	(3,502,000)

Cash flows from financing activities:
Proceeds from exercise of $5.00 warrants	-	144,000
Proceeds from exercise of stock options	28,000	1,685,000
Net cash provided by financing activities	28,000	1,829,000

Net increase (decrease) in cash, cash equivalents and restricted cash	7,724,000	(5,755,000)
Cash, cash equivalents and restricted cash at beginning of period	19,310,000	138,030,000
Cash, cash equivalents and restricted cash at end of period	$27,034,000	$132,275,000

Supplemental cash flow information:
Cash and cash equivalents	$25,924,000	$131,995,000
Restricted cash	1,110,000	280,000
Total cash, cash equivalents and restricted cash	$27,034,000	$132,275,000

Cash paid for interest	$-	$3,000

The accompanying notes are an integral part of these condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead programs include EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and ABO-101 an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We also are developing ABO-202 and ABO-201, which are AAV-based gene therapies for the CLN1 and CLN3 forms of Batten Disease, respectively, ABO-401 for the treatment of cystic fibrosis, and ABO-5OX for the treatment of retinal diseases. In addition, we are developing next generation AAV-based gene therapy though our novel AIM™ vector platform programs. Our efforts have been principally devoted to research and development, resulting in significant losses.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2018 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of March 31, 2019, we had 5,696,353 options and 1,820,686 warrants that were not included in the EPS calculation as their effect would be antidilutive. As of March 31, 2018, we had 5,807,531 options and 2,838,576 warrants that were not included in the EPS calculation as their effect would be antidilutive.

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended (ASC 606). At year-end 2018, we determined that we should adjust the amounts originally reported for the quarters ended March 31, 2018 and June 30, 2018 to correct for an error in the determination of the cumulative effect related to the adoption of ASC 606 as of January 1, 2018. The adjusted amounts for March 31, 2018 reflect a $2,067,000 reduction in foundation revenues and corresponding increases in the loss from operations and net loss of $2,067,000 and an increase in the diluted loss per share of $0.04, as compared to the originally reported amounts. The adjusted amounts for June 30, 2018 reflect a $543,000 reduction in foundation revenues and corresponding increases in the loss from operations and net loss of $543,000 and an increase in the diluted loss per share of $0.01, as compared to the originally reported amounts

Uses and Sources of Liquidity

The financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $68.3 million and net assets of $117.8 million. For the three months ended March 31, 2019, we had cash outflows from operations of $15.1 million. We believe we have sufficient resources to fund our business operations for the foreseeable future. However, we have implemented a multi-faceted program to secure sufficient liquidity through at least the end of 2020.

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

NOTE 2 – NEW ACCOUNTING STANDARD IMPLEMENTED

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, as amended (“ASC 842”), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted the provisions of ASC 842 effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard as of the effective date without adjusting the comparative periods presented. As a result of the adoption, we recorded operating lease right-of-use assets of $8.9 million and operating lease liabilities of $8.9 million. The adoption had an immaterial impact on our net assets as of March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification.

Additional information and disclosures required by this new standard are contained in Note 7.

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	March 31, 2019	December 31, 2018
U.S. government and agency securities and treasuries	$42,387,000	$66,218,000

The amortized cost of the available-for-sale investments is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three months ended March 31, 2019.

NOTE 4 – LICENSED TECHNOLOGY

On November 4, 2018, we entered into a license agreement with REGENXBIO to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. In return for these rights, REGENXBIO will receive a guaranteed $20 million upfront payment, $10 million of which was paid on signing of the agreement on November 4, 2018 and $10 million of which will be paid by November 4, 2019. In addition, REGENXBIO will receive a total of $100 million in annual fees, payable upon the second through sixth anniversaries of the agreement, $20 million of which is guaranteed. REGENXBIO is also eligible to receive potential commercial milestone payments of up to $60 million as well as low double-digit royalties on net sales of products incorporating the licensed intellectual property. The license is amortized over the life of the patent of eight years.

On August 3, 2016, we announced that we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016, on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”). We also entered into a license with Stanford for the AAV-based gene therapy EB-201 (AAV DJ COL7A1) technology and are performing preclinical development and clinical trials of a gene therapy treatment for EB based upon such in-licensed technology. EB-201 (AAV DJ COL7A1) is a preclinical candidate targeting a novel, AAV-mediated gene editing and delivery approach (known as homologous recombination) to correct gene mutations in skin cells (keratinocytes) for patients with RDEB. The licenses are amortized over the life of the license of 20 years.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	March 31, 2019	December 31, 2018
Licensed technology	$44,859,000	$44,859,000
Less accumulated amortization	3,162,000	1,817,000
Licensed technology, net	$41,697,000	$43,042,000

The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2019 is as follows:

2019, remainder	$4,033,000
2020	5,378,000
2021	5,378,000
2022	5,378,000
2023	5,378,000
Thereafter	16,152,000
Total	$41,697,000

Amortization on licensed technology was $1,345,000 and $87,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018 are summarized below:

Description	March 31, 2019	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$42,387,000	$-	$42,387,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$41,697,000	$-	$-	$41,697,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

Description	December 31, 2018	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$66,218,000	$-	$66,218,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$43,042,000	$-	$-	$43,042,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 6 – STOCK-BASED COMPENSATION

The following table summarizes stock-based option compensation for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Research and development	$1,032,000	$1,056,000
General and administrative	1,071,000	844,000
Stock-based compensation expense included in operating expense	2,103,000	1,900,000

Total stock-based compensation expense	2,103,000	1,900,000
Tax benefit	-	-
Stock-based compensation expense, net of tax	$2,103,000	$1,900,000

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility – we estimate the volatility of our share price at the date of grant using a “look-back” period which coincided with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
•	Expected term – we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended March 31,
	2019	2018
Expected volatility	109%	109%
Expected term	5 years	5 years
Risk-free interest rate	2.46%	2.37%
Expected dividend yield	0%	0%

For the three months ended March 31, 2019, we granted 201,000 stock options and the weighted-average fair value was $5.29 and the weighted-average exercise price was $6.69. For the three months ended March 31, 2018, we granted 645,000 stock options and the weighted-average fair value was $10.83 and the weighted-average exercise price was $13.72.

The following table summarizes restricted common stock compensation expense for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Research and development	$-	$-
General and administrative	172,000	172,000
Stock-based compensation expense included in operating expense	172,000	172,000

Total stock-based compensation expense	172,000	172,000
Tax benefit	-	-
Stock-based compensation expense, net of tax	$172,000	$172,000

We did not grant any common stock to directors or employees during the three months ended March 31, 2019 and 2018.

NOTE 7 – OPERATING LEASES

We lease space under non-cancelable operating leases for manufacturing and laboratory facilities and administrative offices in Cleveland as well as administrative offices in New York. The leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. We also lease office space in Dallas and Madrid, Spain as well as certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use assets and lease liabilities.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Components of lease cost are as follows:

Three months ended March 31, 2019
Operating lease cost	$289,000
Variable lease cost	$73,000
Short-term lease cost	$47,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of March 31, 2019:

Maturity of lease liabilities:
2019, remainder	$1,266,000
2020	1,699,000
2021	1,713,000
2022	1,727,000
2023	1,741,000
Thereafter	3,667,000
Total undiscounted operating lease payments	11,813,000
Less: imputed interest	3,196,000
Present value of operating lease liabilities	$8,617,000

Balance sheet classification:
Current portion of lease liability	$1,690,000
Long-term lease liability	6,927,000
Total operating lease liabilities	$8,617,000

Other information:
Weighted-average remaining lease term for operating leases	82 months
Weighted-average discount rate for operating leases	9.6%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On January 18, 2018, William Mahon, a Company stockholder, served a demand upon the Company’s board of directors (the “Board”) pursuant to Section 220 of the Delaware General Corporation Law (the “Demand”) seeking to inspect certain of the Company’s books and records. Generally, the Demand’s stated purpose was to investigate allegedly excessive compensation awarded to non-employee Board members for the fiscal years 2015–2017. The Board denied the allegations in the Demand, and agreed to provide limited books and records to Mahon. On September 17, 2018, another Company stockholder, Francisco Dos Ramos, filed a stockholder derivative complaint in the Delaware Chancery Court (the “Dos Ramos Action”) against Steven Rouhandeh, Frank Carsten Thiel, Mark Alvino, Stefano Buono, Stephen Howell, Richard Van Duyne, and Todd Wider as defendants, and the Company as nominal defendant (the “Dos Ramos Defendants”). Dos Ramos generally alleges that the Board breached its fiduciary duties, were unjustly enriched, and committed corporate waste by approving allegedly excessive compensation to non-employee Board members for the fiscal years 2015–2017. Dos Ramos generally seeks disgorgement of the allegedly improper payments to the Board, money damages, an order requiring corporate governance reforms, costs and attorneys’ fees. On November 28, 2018, Mahon filed a stockholder derivative complaint (the “Mahon Action”) in the United States District Court for the District of Delaware (the “District Court”) against Mark Ahn, Mark Alvino, Jeffrey Davis, Stephen Howell, Todd Wider, and Steven Rouhandeh, as defendants, and the Company as a nominal defendant (“Mahon Defendants”). The allegations in the Mahon Action are substantially similar to those set forth in his Demand, as well as those in the Dos Ramos Action. Mahon generally seeks the disgorgement of the allegedly improper payments to the Board, a constructive trust, money damages, costs and attorneys’ fees. On December 6, 2018, Mahon and the Mahon Defendants filed a joint motion for preliminary approval of settlement, along with a stipulation of settlement (the “Stipulation”) intending to settle all claims asserted in the Mahon Action.

On January 8, 2019, the District Court approved the parties’ notice of settlement, enjoining all Company stockholders from commencing or further prosecuting any claims asserted in the Mahon Action, and scheduled a settlement approval hearing for May 1, 2019. On January 25, 2019, the Chancery Court entered an order staying the Dos Ramos Action until May 8, 2019—one week after the May 1, 2019 settlement hearing in the Mahon Action. On May 2, 2019 the District Court entered an Order and Final Judgment approving the Stipulation.

On October 22, 2018, EB Research Partnership, Inc. (“EBRP”) served upon the Company a Request for Arbitration (the “Request”), alleging that the Company is in breach of an Agreement executed in July 2016 (the “Agreement”) between and among the Company, EBRP, and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”).  EBRP alleges that Abeona has refused to lift trading restrictions on certain shares of Abeona common stock issued to EBRP, purportedly in breach of the Agreement.  On November 21, 2018, the Company filed an action in the United States District Court for the Southern District of New York seeking a declaration that it is not required to arbitrate its dispute with EBRP on the basis that the Agreement is void for lack of consideration.  On February 4, 2019, the court granted EBRP and EBMRF’s motion to compel arbitration.  EBMRF was subsequently joined as a party to the arbitration.  The parties submitted briefs to the arbitrator on March 18 and April 18, 2019.  The dispute is pending before the arbitrator and a decision is expected on or before May 20, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead programs include EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and ABO-101 an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We also are developing ABO-202 and ABO-201, which are AAV-based gene therapies for the CLN1 and CLN3 forms of Batten Disease, respectively, ABO-401 for the treatment of cystic fibrosis, and ABO-5OX for the treatment of retinal diseases. In addition, we are developing next generation AAV-based gene therapies though our novel AIM™ vector platform programs. We believe our product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe or Japan. We hold several U.S. and EU regulatory designations for five product candidates as follows:

Our robust and diverse pipeline features early-stage and late-stage candidates with the potential to transform the treatment of devastating genetic diseases, and we are conducting clinical trials in the U.S. and abroad.

Our Mission and Strategy

Abeona is at the forefront of gene and cell therapy research and development. We are a fully-integrated company featuring therapies in clinical development, in-house manufacturing facilities, a robust pipeline, and scientific, clinical, and commercial leadership. We see our mission as working together to create, develop, manufacture and deliver gene and cell therapies for people impacted by serious diseases. We partner with leading academic researchers, patient advocacy organizations and caregivers to bring therapies that address the underlying cause of a broad spectrum of rare genetic diseases where no effective treatment options exist today.

Since our last fiscal year, we made significant progress toward fulfilling our goal of harnessing the promise of genetic medicine to transform the lives of people impacted by serious diseases and redefine the standard of care through gene and cell therapies. Our strategy to achieve this goal consists of:

Advancing our Clinical Gene and Cell Therapy Programs and Research and Development with a Focus on Rare and Orphan Diseases.

We have three programs in clinical development—EB-101, ABO-101 and ABO-102—and a pipeline of additional earlier stage programs. Our programs are focused on rare serious diseases. Through our gene and cell therapy expertise in research and development, we are positioned to rapidly introduce meaningful therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field.

Applying Novel Next Generation AIM™ Vector Technology to Develop New In-Vivo Gene Therapies.

We are researching and developing the next generation of AAV gene therapy using our novel capsids developed from the AIM™ Vector Technology Platform. We aim to continue to develop chimeric AAV capsids capable of improved tissue targeting for various indications and potentially evading immunity to wildtype AAV vectors.

Establishing Leadership Position in Commercial-Scale Gene and Cell-Therapy Manufacturing.

We established current Good Manufacturing Practice (“cGMP”), clinical-scale manufacturing capabilities for gene-corrected cell therapy and AAV-based gene therapies in our state-of-the-art Cleveland, OH facility. We believe that our platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, cost, and faster times to market. We have focused on establishing internal Chemistry, Manufacturing and Controls (“CMC”) capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

Establishing Additional Gene and Cell Therapy Franchises and Adjacencies through In-Licensing and Strategic Partnerships.

We seek to be the partner of choice in rare disease and have closely collaborated with leading academic institutions, key opinion leaders, patient foundations and industry partners to generate novel intellectual property, accelerate research and development, and understand the needs of patients and their families.

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

RESULTS OF OPERATIONS

Foundation revenues relate to a collaborative agreement between us and nine Sanfilippo foundations to provide up to approximately $13.9 million of grants to us in installments for the advancement of our clinical stage gene therapies for MPS IIIA and MPS IIIB, subject to the achievement of certain milestones. We have received $5.7 million of such grants as of March 31, 2019. Our foundation revenue was $0 in the first quarter of 2019 and $0.5 million in the first quarter of 2018. The cash received upfront from the foundations is deferred on the condensed consolidated balance sheet until the costs of the activities as outlined in the manufacturing and clinical work plan are incurred by installment as outlined in the agreement with the foundations. As a result, we record foundation revenues to match the costs of the activities by installment performed under the collaborative agreement.

We recorded royalty revenue for MuGard of $0 in the first quarter of 2019 and $0.1 million in the first quarter of 2018. We licensed MuGard to AMAG Pharmaceuticals, Inc. (“AMAG”) and Norgine B.V. (“Norgine”).

Total research and development spending for the first quarter of 2019 was $11.7 million, as compared to $8.2 million for the same period of 2018, an increase of $3.5 million. The increase in expenses was primarily due to:

•	increased clinical and development work for EB-101, ABO-102, ABO-101 and other gene therapy products ($1.8 million); and
•	increased salary and related costs ($1.7 million) from the hiring of additional scientific staff.

Total general and administrative expenses were $5.7 million for the first quarter of 2019, as compared to $2.9 million for the same period of 2018, an increase of $2.8 million. The increase in expenses was primarily due to:

•	increased salary and related costs ($0.9 million);
•	increased professional fees ($1.0 million);
•	increased office rent costs ($0.5 million); and
•	increases in net other general and administrative expenses ($0.4 million).

Depreciation and amortization were $1.7 million for the first quarter of 2019, as compared to $0.2 million for the same period in 2018, an increase of $1.5 million. The increase was driven primarily by increased amortization expense resulting from the REGENXBIO license, which we entered into in November 2018.

Net loss for the first quarter of 2019 was $18.6 million, or a $0.39 basic and diluted loss per common share as compared to a net loss of $10.5 million, or a $0.22 basic and diluted loss per common share, for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sales of common stock and, to a significantly lesser extent, foundation grants and licensing agreements. Our principal source of liquidity is cash, cash equivalents and short-term investments. As of March 31, 2019 and December 31, 2018, our cash, cash equivalents and short-term investments were $68.3 million and $85.0 million, respectively.

As of March 31, 2019 and December 31, 2018, our working capital was $50.3 million and $68.5 million, respectively. The decrease in working capital at March 31, 2019 resulted primarily from $15.1 million of cash used for operating activities and $1.2 million for capital expenditures during the three months ended March 31, 2019.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC. Pursuant to the terms of this agreement, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to this agreement will be made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We did not sell any shares of our common stock under this agreement during the three months ended March 31, 2019.

On October 16, 2017, we announced a collaborative agreement between us and nine Sanfilippo foundations to provide up to approximately $13.9 million of grants to us in installments for the advancement of our clinical stage gene therapies for MPS IIIA and MPS IIIB, subject to the achievement of certain milestones. As of March 31, 2019, we had received $5.7 million of such grants. We did not receive any cash from such grants during the three months ended March 31, 2019.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit of $429 million as of March 31, 2019. We have not been profitable since inception and to date have received limited revenues from the sale of products. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance and cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted and the new investors could obtain terms more favorable than previous investors. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

We plan to expend substantial funds to conduct research and development programs, expand our manufacturing capabilities and conduct preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

•	the successful development and commercialization of our gene and cell therapy and other product candidates;
•	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
•	continued scientific progress in our research and development programs;
•	the magnitude, scope and results of preclinical testing and clinical trials;
•	the costs involved in filing, prosecuting and enforcing patent claims;
•	the costs involved in conducting clinical trials;
•	competing technological developments;
•	the cost of manufacturing and scale-up;
•	the ability to establish and maintain effective commercialization arrangements and activities; and
•	successful regulatory filings.

Due to uncertainties and certain risks described in our most recent Form 10-K, including those relating to our ability to successfully commercialize our product candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products, the potential necessity of licensing technology from third parties and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risk factors in our most recent Form 10-K, including those relating to the uncertainty of the success of our research and development activities and our ability to obtain necessary additional capital to fund operations in the future. As discussed in such risk factors, delays in our research and development efforts and any inability to raise additional funds could cause us to eliminate one or more of our research and development programs.

We plan to continue our policy of investing any available funds in certificates of deposit, money market funds, government securities and investment-grade, interest-bearing securities. We do not invest in derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation Fluctuation Risk

Inflation can affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the first quarter of 2019 or 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2019, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of March 31, 2019 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On January 18, 2018, William Mahon, a Company stockholder, served a demand upon the Company’s board of directors (the “Board”) pursuant to Section 220 of the Delaware General Corporation Law (the “Demand”) seeking to inspect certain of the Company’s books and records. Generally, the Demand’s stated purpose was to investigate allegedly excessive compensation awarded to non-employee Board members for the fiscal years 2015–2017. The Board denied the allegations in the Demand, and agreed to provide limited books and records to Mahon. On September 17, 2018, another Company stockholder, Francisco Dos Ramos, filed a stockholder derivative complaint in the Delaware Chancery Court (the “Dos Ramos Action”) against Steven Rouhandeh, Frank Carsten Thiel, Mark Alvino, Stefano Buono, Stephen Howell, Richard Van Duyne, and Todd Wider as defendants, and the Company as nominal defendant (the “Dos Ramos Defendants”). Dos Ramos generally alleges that the Board breached its fiduciary duties, were unjustly enriched, and committed corporate waste by approving allegedly excessive compensation to non-employee Board members for the fiscal years 2015–2017. Dos Ramos generally seeks disgorgement of the allegedly improper payments to the Board, money damages, an order requiring corporate governance reforms, costs and attorneys’ fees. On November 28, 2018, Mahon filed a stockholder derivative complaint (the “Mahon Action”) in the United States District Court for the District of Delaware (the “District Court”) against Mark Ahn, Mark Alvino, Jeffrey Davis, Stephen Howell, Todd Wider, and Steven Rouhandeh, as defendants, and the Company as a nominal defendant (“Mahon Defendants”). The allegations in the Mahon Action are substantially similar to those set forth in his Demand, as well as those in the Dos Ramos Action. Mahon generally seeks the disgorgement of the allegedly improper payments to the Board, a constructive trust, money damages, costs and attorneys’ fees. On December 6, 2018, Mahon and the Mahon Defendants filed a joint motion for preliminary approval of settlement, along with a stipulation of settlement (the “Stipulation”) intending to settle all claims asserted in the Mahon Action.

On January 8, 2019, the District Court approved the parties’ notice of settlement, enjoining all Company stockholders from commencing or further prosecuting any claims asserted in the Mahon Action, and scheduled a settlement approval hearing for May 1, 2019. On January 25, 2019, the Chancery Court entered an order staying the Dos Ramos Action until May 8, 2019—one week after the May 1, 2019 settlement hearing in the Mahon Action. On May 2, 2019 the District Court entered an Order and Final Judgment approving the Stipulation.

On October 22, 2018, EB Research Partnership, Inc. (“EBRP”) served upon the Company a Request for Arbitration (the “Request”), alleging that the Company is in breach of an Agreement executed in July 2016 (the “Agreement”) between and among the Company, EBRP, and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”).  EBRP alleges that Abeona has refused to lift trading restrictions on certain shares of Abeona common stock issued to EBRP, purportedly in breach of the Agreement.  On November 21, 2018, the Company filed an action in the United States District Court for the Southern District of New York seeking a declaration that it is not required to arbitrate its dispute with EBRP on the basis that the Agreement is void for lack of consideration.  On February 4, 2019, the court granted EBRP and EBMRF’s motion to compel arbitration.  EBMRF was subsequently joined as a party to the arbitration.  The parties submitted briefs to the arbitrator on March 18 and April 18, 2019.  The dispute is pending before the arbitrator and a decision is expected on or before May 20, 2019.

ITEM 1A.	RISK FACTORS.

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2018 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2018 Form 10-K.

ITEM 6.	EXHIBITS.

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:
3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc.

3.2	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to our Form 10-K filed on March 18, 2019)

10.1+	Offer Letter, dated January 8, 2019, by and between Abeona Therapeutics Inc. and Christine Berni Silverstein (incorporated by reference to our Form 8-K filed on January 10, 2019)

10.2+	Offer Letter, dated January 8, 2019, by and between Abeona Therapeutics Inc. and João Siffert, M.D. (incorporated by reference to our Form 8-K filed on February 13, 2019)

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

* Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

+ Management contract or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date:	May 10, 2019	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Christine Silverstein
Christine Silverstein
Chief Financial Officer
(Principal Financial Officer)

