Form 10-Q
period 2019-09-30
ABEONA THERAPEUTICS INC.
filed 2019-11-12
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of November 7, 2019 was 51,154,395 shares.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors. These statements include statements about the timing for Chemistry, Manufacturing and Controls (“CMC”) clearance for the phase III clinical trial for patients with recessive dystrophic epidermolysis bullosa (“RDEB”) and the Company’s beliefs relating thereto; the Company’s ability to provide additional transport stability data points in response to the Food and Drug Administration (“FDA”) clinical hold letter for our RDEB phase III clinical trial and the timing thereof; the Company’s belief that completion of its CMC work and the durable safety and efficacy data will ultimately be critical to support a future Biologics License Application; and the Company’s plans to consider exploring a broad range of strategic alternatives, including, but not limited to, the partnering of its various clinical and pre-clinical programs, or a sale or merger of the Company. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2018, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Form 10-Q. These factors include: our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our ability to raise capital; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months with our existing cash and cash equivalents; our plans to consider exploring a broad range of strategic alternatives, including, but not limited to, the partnering of its various clinical and pre-clinical programs, or a sale or merger of the Company; the Company’s ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; our expectation that we will continue to incur losses; our belief that we will expend substantial funds to conduct research and development programs; our future ability to achieve profitability at all or on a sustained basis; our cash burn rate; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors; our belief that we have a rich pipeline of products and product candidates; our ability to continue to develop our novel adeno-associated virus (“AAV”)-based gene therapy platform technology to treat neurologic disorders, cystic fibrosis and eye disorders in human subjects; our belief that EB-101 could potentially benefit patients with RDEB; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; whether or when the FDA will lift the clinical hold relating to the Company’s planned phase III clinical trial for patients with RDEB; our ability to initiate a phase III clinical trial for patients with RDEB in the fourth quarter of 2019; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our belief that AAV treatment could potentially benefit patients with Sanfilippo syndrome type A (“MPS IIIA”) and Sanfilippo syndrome type B (“MPS IIIB”); our ability to add clinical sites and identify additional patients for our phase I/II clinical trial for patients with MPS IIIA and MPS IIIB; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capability compliant with current good manufacturing practices for our product candidates; our ability to manufacture gene and cell therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; our ability to secure timely regulatory review related to our clinical programs; our belief in the adequacy of the data from clinical trials in EB-101 and expansion cohort of our phase I/II clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, to support regulatory approvals; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; the rate and degree of market acceptance of our product candidates for any indication once approved; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; our ability to meet our obligations contained in license agreements to which we are party; and the terms of future licensing arrangements or collaborations.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,923,000	$18,750,000
Short-term investments	-	66,218,000
Receivables	15,000	81,000
Prepaid expenses and other current assets	1,654,000	3,802,000
Total current assets	49,592,000	88,851,000

Property and equipment, net	13,814,000	9,443,000
Right-of-use lease assets	8,286,000	-
Licensed technology, net	37,471,000	43,042,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	1,143,000	597,000
Total assets	$142,772,000	$174,399,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,714,000	$6,122,000
Accrued expenses	5,532,000	3,936,000
Current portion of lease liability	1,696,000	-
Current portion of payable to licensor	10,000,000	10,000,000
Deferred revenue	296,000	296,000
Total current liabilities	20,238,000	20,354,000

Long-term lease liabilities	6,482,000	-
Payable to licensor, net of current portion	20,000,000	20,000,000
Total liabilities	46,720,000	40,354,000

Commitments and contingencies
Stockholders’ equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 51,054,395 at September 30, 2019; issued and outstanding 47,944,486 at December 31, 2018	511,000	479,000
Additional paid-in capital	565,580,000	543,754,000
Accumulated deficit	(470,039,000)	(410,188,000)
Total stockholders’ equity	96,052,000	134,045,000
Total liabilities and stockholders’ equity	$142,772,000	$174,399,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Foundation revenues	$-	$1,687,000	$-	$2,427,000
Royalties	-	22,000	-	89,000
Total revenues	-	1,709,000	-	2,516,000

Expenses:
Research and development	10,917,000	13,150,000	38,961,000	29,228,000
General and administrative	4,700,000	4,970,000	15,971,000	12,475,000
Depreciation and amortization	2,032,000	505,000	5,747,000	969,000
Total expenses	17,649,000	18,625,000	60,679,000	42,672,000

Loss from operations	(17,649,000)	(16,916,000)	(60,679,000)	(40,156,000)

Interest and miscellaneous income	277,000	500,000	828,000	973,000
Interest and other expense	-	(3,000)	-	(9,000)
Net loss	$(17,372,000)	$(16,419,000)	$(59,851,000)	$(39,192,000)

Basic and diluted loss per common share	$(0.35)	$(0.34)	$(1.22)	$(0.83)

Weighted average number of common shares outstanding – basic and diluted	49,721,753	47,794,394	48,883,883	47,388,833

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017 - as reported	46,888,108	$469,000	$529,421,000	$(359,792,000)	$170,098,000
Cumulative effect adjustment of ASC 606 on January 1, 2018	-	-	-	6,275,000	6,275,000
Stock option-based compensation expense	-	-	1,900,000	-	1,900,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for:
- cash exercise of options	267,196	3,000	1,682,000	-	1,685,000
- exercise of $5.00 warrants	28,874	-	144,000	-	144,000
- cashless warrant exercises	48,762	-	-	-	-
Net loss	-	-	-	(10,530,000)	(10,530,000)
Balance, March 31, 2018	47,232,940	$472,000	$533,319,000	$(364,047,000)	$169,744,000
Stock option-based compensation expense	-	-	2,673,000	-	2,673,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for:
- cash exercise of options	76,956	1,000	480,000	-	481,000
- exercise of $5.00 warrants	17,889	-	89,000	-	89,000
Net loss	-	-	-	(12,243,000)	(12,243,000)
Balance, June 30, 2018	47,327,785	$473,000	$536,733,000	$(376,290,000)	$160,916,000
Stock option-based compensation expense	-	-	2,499,000	-	2,499,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for:
- cash exercise of options	16,701	1,000	78,000	-	79,000
- exercise of $5.00 warrants	600,000	6,000	2,994,000	-	3,000,000
Net loss	-	-	-	(16,419,000)	(16,419,000)
Balance, September 30, 2018	47,944,486	$480,000	$542,476,000	$(392,709,000)	$150,247,000

Balance, December 31, 2018	47,944,486	$479,000	$543,754,000	$(410,188,000)	$134,045,000
Stock option-based compensation expense	-	-	2,103,000	-	2,103,000
Restricted stock-based compensation expense	-	-	172,000	-	172,000
Common stock issued for cash exercise of options	5,208	-	28,000	-	28,000
Net loss	-	-	-	(18,555,000)	(18,555,000)
Balance, March 31, 2019	47,949,694	$479,000	$546,057,000	$(428,743,000)	$117,793,000
Stock option-based compensation expense	-	-	1,678,000	-	1,678,000
Restricted stock-based compensation expense	-	-	78,000	-	78,000
Common stock issued for cash exercise of options	91,126	1,000	384,000	-	385,000
Common stock issued for cash under open market sale agreement	1,658,677	17,000	12,605,000	-	12,622,000
Shares returned in connection with arbitration ruling on licensing agreement	(450,000)	(5,000)	(1,467,000)	-	(1,472,000)
Net loss	-	-	-	(23,924,000)	(23,924,000)
Balance, June 30, 2019	49,249,497	$492,000	$559,335,000	$(452,667,000)	$107,160,000
Stock option-based compensation expense	-	-	1,826,000	-	1,826,000
Restricted stock-based compensation expense	-	-	98,000	-	98,000
Common stock issued for restricted share awards	376,625	4,000	(4,000)	-	-
Common stock issued for cash under open market sale agreement	1,428,273	15,000	4,325,000	-	4,340,000
Net loss	-	-	-	(17,372,000)	(17,372,000)
Balance, September 30, 2019	51,054,395	$511,000	$565,580,000	$(470,039,000)	$96,052,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(59,851,000)	$(39,192,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,747,000	969,000
Stock option-based compensation expense	5,607,000	7,072,000
Restricted stock-based compensation expense	348,000	516,000
Accretion and interest on short-term investments	(1,090,000)	-
Non-cash loss on arbitration ruling on licensing agreement	367,000	-
Change in operating assets and liabilities:
Receivables	66,000	(245,000)
Prepaid expenses and other current assets	2,148,000	760,000
Right-of-use lease assets and other assets	623,000	40,000
Accounts payable, accrued expenses and lease liabilities	(2,539,000)	7,936,000
Net cash used in operating activities	(48,574,000)	(22,144,000)

Cash flows from investing activities:
Capital expenditures	(6,187,000)	(8,580,000)
Acquisition of licensed technology	(199,000)	-
Purchases of short-term investents	-	(94,991,000)
Proceeds from maturities of short-term investments	67,308,000	16,366,000
Net cash provided by (used in) investing activities	60,922,000	(87,205,000)

Cash flows from financing activities:
Proceeds from open market sales of common stock	16,962,000	-
Proceeds from exercise of $5.00 warrants	-	3,233,000
Proceeds from exercise of stock options	413,000	2,245,000
Net cash provided by financing activities	17,375,000	5,478,000

Net increase (decrease) in cash, cash equivalents and restricted cash	29,723,000	(103,871,000)
Cash, cash equivalents and restricted cash at beginning of period	19,310,000	138,030,000
Cash, cash equivalents and restricted cash at end of period	$49,033,000	$34,159,000

Supplemental cash flow information:
Cash and cash equivalents	$47,923,000	$33,599,000
Restricted cash	1,110,000	560,000
Total cash, cash equivalents and restricted cash	$49,033,000	$34,159,000

Shares returned in connection with arbitration ruling on licensing agreement	$1,472,000	$-

Cash paid for interest	$-	$9,000

The accompanying notes are an integral part of these condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead programs include EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”); ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”); and ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We also are developing ABO-202 and ABO-201, which are AAV-based gene therapies for the CLN1 and CLN3 forms of Batten Disease, respectively, ABO-401 for the treatment of cystic fibrosis, and ABO-5OX for the treatment of retinal diseases. In addition, we are developing next-generation AAV-based gene therapy though our novel AIM™ capsid platform and internal AAV vector research programs. Our efforts since inception have been principally devoted to research and development, resulting in significant losses.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2018 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

As of September 30, 2019, we had 6,697,980 options and 1,820,686 warrants that were not included in the EPS calculation as their effect would be antidilutive. As of September 30, 2018, we had 5,999,544 options and 2,220,687 warrants that were not included in the earnings per share calculation as their effect would be antidilutive.

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

Uses and Sources of Liquidity

The financial statements have been prepared on a going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued. Therefore, we believe it is appropriate to prepare the financial statements on a going concern basis.

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $47.9 million and net assets of $96.1 million. For the nine months ended September 30, 2019, we had cash outflows from operations of $48.6 million.

In early 2019, the Company implemented a multi-faceted program to seek sufficient liquidity through at least the end of 2020. This program considered the possibility of accessing additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount and sales of assets. In September 2019, the Company announced that it has retained Jefferies LLC as its financial advisor to assist with the review of strategic options focused on advancing the Company’s mission and maximizing stockholder value. In an effort to unlock potential additional value, the Company initiated this more formal process to explore a broad range of strategic alternatives including but not limited to the partnering of its various clinical and pre-clinical programs, or a sale or merger of the Company.

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

Additional information and disclosures required by this new standard are contained in Note 8.

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	September 30, 2019	December 31, 2018
U.S. government and agency securities and treasuries	$-	$66,218,000

The amortized cost of the available-for-sale investments is adjusted for amortization of premiums and accretion of discounts to maturity. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2019 and 2018.

NOTE 4 – LICENSED TECHNOLOGY

On November 4, 2018, we entered into a license agreement with REGENXBIO to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. In return for these rights, REGENXBIO received a guaranteed $20 million upfront payment, $10 million of which was paid on signing of the agreement on November 4, 2018 and $10 million of which was originally required under the agreement to be paid by November 4, 2019. In addition, REGENXBIO will receive a total of $100 million in annual fees, payable upon the second through sixth anniversaries of the agreement, $20 million of which is guaranteed and payable on November 4, 2020. REGENXBIO is also eligible to receive potential commercial milestone payments of up to $60 million as well as royalties payable in the low double digits to low teens on net sales of products incorporating the licensed intellectual property. The license is amortized over the life of the patent of eight years.

On November 1, 2019, we entered into an amendment of the original license agreement.  The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment due on April 1, 2020.

On August 3, 2016, we announced that we entered into an agreement (the “EB Agreement”) with EB Research Partnership (“EBRP”) and Epidermolysis Bullosa Medical Research Foundation (“EBMRF”) to collaborate on gene therapy treatments for EB. The EB Agreement became effective August 3, 2016 on the execution of two licensing agreements with The Board of Trustees of Leland Stanford Junior University (“Stanford”). On August 3, 2016, we recorded the issuance of 375,000 of our common shares to each of EBRP and EBMRF and recorded licensed technology of $2.45 million, which was being amortized over 20 years. In connection with an arbitration proceeding relating to the EB Agreement, on May 15, 2019, the arbitrator issued a decision in favor of the Company requiring the Company to cancel any and all shares of its common stock issued to EBRP and EBMRF that were still in their possession. As a result, we have recorded the return of 450,000 shares of our common stock and the reversal of the licensed technology from our financial statements. The net of these transactions resulted in a non-cash charge to expense of $367,000 recorded during the nine months ended September 30, 2019.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	September 30, 2019	December 31, 2018
Licensed technology	$42,606,000	$44,859,000
Less accumulated amortization	5,135,000	1,817,000
Licensed technology, net	$37,471,000	$43,042,000

The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2019 is as follows:

2019, remainder	$1,293,000
2020	5,167,000
2021	5,167,000
2022	5,167,000
2023	5,167,000
Thereafter	15,510,000
Total	$37,471,000

Amortization on licensed technology was $1,293,000 and $3,931,000 for the three and nine months ended September 30, 2019, respectively, and $87,000 and $260,000 for the three and nine months ended September 30, 2018, respectively.

NOTE 5 – RESTRICTED CASH

Restricted cash, which is reported within other assets and restricted cash on the condensed consolidated balance sheets, consists of cash and cash equivalents held as collateral for a corporate credit card and office space in New York. As such, the cash and cash equivalents are restricted in use.

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2019 and December 31, 2018 are summarized below:

Description	September 30, 2019	Level 1	Level 2	Level 3	Total Gains/(Losses)
Non-recurring
Assets:
Licensed technology, net	$37,471,000	$-	$-	$37,471,000	$(367,000)
Goodwill	32,466,000	-	-	32,466,000	-

Description	December 31, 2018	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$66,218,000	$-	$66,218,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$43,042,000	$-	$-	$43,042,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 7 – STOCK-BASED COMPENSATION

The following table summarizes option-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Research and development	$972,000	$1,012,000	$3,013,000	$2,756,000
General and administrative	854,000	1,487,000	2,594,000	4,316,000
Stock-based compensation expense included in operating expense	1,826,000	2,499,000	5,607,000	7,072,000

Total stock-based compensation expense	1,826,000	2,499,000	5,607,000	7,072,000
Tax benefit	-	-	-	-
Stock-based compensation expense, net of tax	$1,826,000	$2,499,000	$5,607,000	$7,072,000

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term – we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Expected volatility	103%	109%	108%	109%
Expected term	6.25 years	5.00 years	5.09 years	5.00 years
Risk-free interest rate	1.83%	2.78%	2.21%	2.54%
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the options granted for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Options granted	105,600	157,000	1,490,490	1,026,800
Weighted-average:
Exercise price	$2.58	$14.45	$6.53	$14.38
Grant date fair value	$2.09	$11.44	$5.14	$11.36

The following table summarizes restricted common stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Research and development	$66,000	$-	$66,000	$-
General and administrative	32,000	172,000	282,000	516,000
Stock-based compensation expense included in operating expense	98,000	172,000	348,000	516,000

Total stock-based compensation expense	98,000	172,000	348,000	516,000
Tax benefit	-	-	-	-
Stock-based compensation expense, net of tax	$98,000	$172,000	$348,000	$516,000

We granted 376,625 shares of restricted common stock to employees during the three and nine months ended September 30, 2019. We did not grant any restricted common stock to employees during the three and nine months ended September 30, 2018.

NOTE 8 – OPERATING LEASES

We lease space under non-cancelable operating leases for manufacturing and laboratory facilities and administrative offices in Cleveland as well as administrative offices in New York. The leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. We also lease office space in Madrid, Spain as well as certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use assets and lease liabilities.

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

Components of lease cost are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$434,000	$1,157,000
Variable lease cost	$82,000	$241,000
Short-term lease cost	$32,000	$113,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of September 30, 2019:

Maturity of lease liabilities:
2019, remainder	$422,000
2020	1,699,000
2021	1,713,000
2022	1,727,000
2023	1,741,000
Thereafter	3,667,000
Total undiscounted operating lease payments	10,969,000
Less: imputed interest	2,791,000
Present value of operating lease liabilities	$8,178,000

Balance sheet classification:
Current portion of lease liability	$1,696,000
Long-term lease liability	6,482,000
Total operating lease liabilities	$8,178,000

Other information:
Weighted-average remaining lease term for operating leases	76 months
Weighted-average discount rate for operating leases	9.6%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On January 18, 2018, William Mahon, a Company stockholder, served a demand upon the Company’s board of directors (the “Board”) pursuant to Section 220 of the Delaware General Corporation Law (the “Demand”) seeking to inspect certain of the Company’s books and records. Generally, the Demand’s stated purpose was to investigate allegedly excessive compensation awarded to non-employee Board members for the fiscal years 2015–2017. The Board denied the allegations in the Demand, and agreed to provide limited books and records to Mahon. On September 17, 2018, another Company stockholder, Francisco Dos Ramos, filed a stockholder derivative complaint in the Delaware Chancery Court (the “Dos Ramos Action”) against Steven Rouhandeh, Frank Carsten Thiel, Mark Alvino, Stefano Buono, Stephen Howell, Richard Van Duyne, and Todd Wider as defendants, and the Company as nominal defendant (the “Dos Ramos Defendants”). Dos Ramos generally alleged that the Board breached its fiduciary duties, were unjustly enriched, and committed corporate waste by approving allegedly excessive compensation to non-employee Board members for the fiscal years 2015–2017. Dos Ramos generally sought disgorgement of the allegedly improper payments to the Board, money damages, an order requiring corporate governance reforms, costs and attorneys’ fees. On November 28, 2018, Mahon filed a stockholder derivative complaint (the “Mahon Action”) in the United States District Court for the District of Delaware (the “District Court”) against Mark Ahn, Mark Alvino, Jeffrey Davis, Stephen Howell, Todd Wider, and Steven Rouhandeh, as defendants, and the Company as a nominal defendant (“Mahon Defendants”). The allegations in the Mahon Action were substantially similar to those set forth in his Demand, as well as those in the Dos Ramos Action. Mahon generally sought the disgorgement of the allegedly improper payments to the Board, a constructive trust, money damages, costs and attorneys’ fees. On December 6, 2018, Mahon and the Mahon Defendants filed a joint motion for preliminary approval of settlement, along with a stipulation of settlement (the “Stipulation”) intending to settle all claims asserted in the Mahon Action.

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

OVERVIEW

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead programs include EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”); ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”); and ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We also are developing ABO-202 and ABO-201, which are AAV-based gene therapies for the CLN1 and CLN3 forms of Batten Disease, respectively, ABO-401 for the treatment of cystic fibrosis, and ABO-5OX for the treatment of retinal diseases. In addition, we are developing next-generation AAV-based gene therapies though our novel AIM™ capsid platform and internal AAV vector research programs. We believe our product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe or Japan. Our pipeline includes five product candidates for which we hold several U.S. and EU regulatory designations:

Our robust and diverse pipeline features early-stage and late-stage candidates with the potential to transform the treatment of devastating genetic diseases, and we are conducting clinical trials in the U.S. and abroad.

Our Mission and Strategy

Abeona is at the forefront of gene and cell therapy research and development. We are a fully-integrated company featuring therapies in clinical development, in-house manufacturing facilities, a robust pipeline, and scientific, clinical, and commercial leadership. We see our mission as working to create, develop, manufacture and deliver gene and cell therapies for people impacted by serious diseases. We partner with leading academic researchers, patient advocacy organizations and caregivers to develop therapies that address the underlying cause of a broad spectrum of rare genetic diseases for which no effective treatment options exist today.

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

Applying Novel Next-Generation AIM™ Capsid Technology to Develop New In-Vivo Gene Therapies.

We are researching and developing a next-generation of AAV-based gene therapy using our novel capsids developed from the AIM™ Capsid Technology Platform and additional Company invented AAV capsids. We aim to continue to develop chimeric AAV capsids capable of improved tissue targeting for various indications and potentially evading immunity to wildtype AAV vectors.

Establishing Leadership Position in Commercial-Scale Gene and Cell Therapy Manufacturing.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Foundation revenues relate to a collaborative agreement between nine Sanfilippo foundations and us to provide up to approximately $13.9 million of grants to us in installments for the advancement of our clinical stage gene therapies for MPS IIIA and MPS IIIB, subject to the achievement of certain milestones. We have received $5.7 million of such grants cumulatively as of September 30, 2019. The cash received upfront from the foundations is deferred on the condensed consolidated balance sheet until the costs of the activities as outlined in the manufacturing and clinical work plan are incurred by installment as outlined in the agreement with the foundations. As a result, we record foundation revenues to match the costs of the activities by installment performed under the collaborative agreement. Our foundation revenue was $0 in the third quarter of 2019 and $1.7 million in the third quarter of 2018. We did not record foundation revenue in the third quarter of 2019 since we have previously recognized revenue up to the amount of cash received to date by installment performed.

We recorded royalty revenue for MuGard of $0 in the third quarter of 2019 and $0.1 million in the third quarter of 2018. We licensed MuGard to AMAG Pharmaceuticals, Inc. (“AMAG”) and Norgine B.V. (“Norgine”).

Total research and development spending for the third quarter of 2019 was $10.9 million, as compared to $13.2 million for the same period of 2018, a decrease of $2.3 million. The decrease in expenses was primarily due to decreased clinical and development work ($3.0 million) as we carefully reviewed third-party services contracts and delayed activities for certain clinical programs, partially offset by increased salary and related costs ($0.8 million) from the hiring of additional scientific staff.

Total general and administrative expenses were $4.7 million for the third quarter of 2019, as compared to $5.0 million for the same period of 2018, a decrease of $0.3 million. The decrease in expenses was primarily due to:

●	decreased salary and related costs ($0.6 million);
●	decreased recruiting costs ($0.4 million); and
●	decreased professional fees ($0.2 million); partially offset by
●	increased office rent costs ($0.4 million); and
●	increased net other general and administrative expenses ($0.5 million).

Depreciation and amortization were $2.0 million for the third quarter of 2019, as compared to $0.5 million for the same period in 2018, an increase of $1.5 million. The increase was driven by increased amortization expense of $1.2 million resulting primarily from the amortization of the cost of the REGENXBIO license, which we entered into in November 2018, and increased depreciation expense of $0.3 million resulting primarily from the build-out of our production facility in Cleveland, Ohio and, to a much lesser extent, the build-out of our corporate offices in New York, New York.

Net loss for the third quarter of 2019 was $17.4 million, or a $0.35 basic and diluted loss per common share as compared to a net loss of $16.4 million, or a $0.34 basic and diluted loss per common share, for the same period in 2018.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Our foundation revenue was $0 for the first nine months of 2019 and $2.4 million for the same period of 2018.

We recorded royalty revenue for MuGard of $0 for the first nine months of 2019 and $0.1 million for the same period of 2018. We licensed MuGard to AMAG and Norgine.

Total research and development spending for the first nine months of 2019 was $39.0 million, as compared to $29.2 million for the same period of 2018, an increase of $9.8 million. The increase in expenses was primarily due to:

●	increased clinical and development work for other gene therapy products ($6.1 million); and
●	increased salary and related costs ($4.1 million) from the hiring of additional clinical, regulatory, manufacturing and quality staff; partially offset by
●	decreases in other research and development costs ($0.4 million).

Total general and administrative expenses were $16.0 million for the first nine months of 2019, as compared to $12.5 million for the same period of 2018, an increase of $3.5 million. The increase in expenses was primarily due to:

●	increased professional fees ($1.4 million);
●	increased office rent costs ($1.3 million); and
●	increased net other general and administrative expenses ($0.8 million).

Depreciation and amortization were $5.7 million for the first nine months of 2019, as compared to $1.0 million for the same period in 2018, an increase of $4.7 million. The increase was driven by increased amortization expense of $3.6 million resulting primarily from the amortization of the cost of the REGENXBIO license, which we entered into in November 2018, and increased depreciation expense of $1.1 million resulting primarily from the build-out of our production facility in Cleveland, Ohio and, to a much lesser extent, the build-out of our corporate offices in New York, New York.

Net loss for the first nine months of 2019 was $59.9 million, or a $1.22 basic and diluted loss per common share as compared to a net loss of $39.2 million, or a $0.83 basic and diluted loss per common share, for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sales of equity securities and, to a significantly lesser extent, foundation grants and licensing agreements. Our principal sources of liquidity are cash, cash equivalents and short-term investments. The Company believes that it has access to sufficient resources to fund business operations for the next 12 months.

As of September 30, 2019 and December 31, 2018, our cash, cash equivalents and short-term investments were $47.9 million and $85.0 million, respectively. As of September 30, 2019 and December 31, 2018, our working capital was $29.4 million and $68.5 million, respectively. The decrease in working capital during the nine months ended September 30, 2019 resulted primarily from $48.6 million of cash used for operating activities and $6.2 million for capital expenditures, partially offset by $17.0 million of proceeds from open market sales of common stock.

In early 2019, the Company implemented a multi-faceted program to seek sufficient liquidity through at least the end of 2020. This program includes the possibility of accessing additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets. In September 2019, the Company announced that it has retained Jefferies LLC as its financial advisor to assist with the review of strategic options focused on advancing the Company’s mission and maximizing stakeholder value. The Company initiated this more formal process to explore a broad range of strategic alternatives, including, but not limited to, the partnering of its various clinical and pre-clinical programs, or a sale or merger of the Company, in an effort to unlock the potential of those assets.

On November 4, 2018, we entered into a license agreement with REGENXBIO to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. In return for these rights, REGENXBIO received a guaranteed $20 million upfront payment, $10 million of which was paid on signing of the agreement on November 4, 2018 and $10 million of which was originally required under the agreement to be paid by November 4, 2019. In addition, REGENXBIO will receive a total of $100 million in annual fees, payable upon the second through sixth anniversaries of the agreement, $20 million of which is guaranteed and payable on November 4, 2020. REGENXBIO is also eligible to receive potential commercial milestone payments of up to $60 million as well as royalties payable in the low double digits to low teens on net sales of products incorporating the licensed intellectual property.

On November 1, 2019, we entered into an amendment of the original license agreement.  The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment due on April 1, 2020.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC. Pursuant to the terms of this agreement, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to this agreement will be made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,086,950 shares of our common stock under this agreement and received $17.0 million of proceeds during the nine months ended September 30, 2019.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit of $470.0 million as of September 30, 2019. We have not been profitable since inception and to date have received limited revenues from the sale of products. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance and cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

We plan to expend substantial funds to conduct research and development programs, expand our manufacturing capabilities and conduct preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds will depend on many factors, including:

●	the successful development and commercialization of our gene and cell therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	successful regulatory filings.

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

In September 2019, we received a clinical hold letter from the FDA clarifying that the FDA will not provide approval for us to begin our planned phase III clinical trial for EB-101 until we submit to the FDA additional data points on transport stability of EB-101 to clinical sites. We have worked closely with the FDA to address and narrow open CMC items including this one item identified in the FDA clinical hold letter. However, we cannot predict whether or when the FDA will lift the clinical hold with respect to the Company’s planned phase III clinical trial for patients with RDEB.

We plan to continue our policy of investing any available funds in certificates of deposit, money market funds, government securities and/or investment-grade, interest-bearing securities. We do not invest in derivative financial instruments.

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

Inflation Fluctuation Risk

Inflation can affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2019, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Financial Officer concluded that our Disclosure Controls and Procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On November 1, 2019, Sudipta Majumdar filed a putative securities class action lawsuit against the Company and certain of its current and former executive officers, in the U.S. District Court for the Southern District of New York, purportedly on behalf of purchasers of the Company’s securities between May 31, 2018 and September 23, 2019. The complaint alleges, among other things, that the defendants made materially false and misleading statements regarding the Company’s business, and operational and compliance policies, in violation of Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks unspecified damages, fees, interest, and costs. The Company intends to defend this suit vigorously.

On January 18, 2018, William Mahon, a Company stockholder, served a demand upon the Company’s board of directors (the “Board”) pursuant to Section 220 of the Delaware General Corporation Law (the “Demand”) seeking to inspect certain of the Company’s books and records. Generally, the Demand’s stated purpose was to investigate allegedly excessive compensation awarded to non-employee Board members for the fiscal years 2015–2017. The Board denied the allegations in the Demand, and agreed to provide limited books and records to Mahon. On September 17, 2018, another Company stockholder, Francisco Dos Ramos, filed a stockholder derivative complaint in the Delaware Chancery Court (the “Dos Ramos Action”) against Steven Rouhandeh, Frank Carsten Thiel, Mark Alvino, Stefano Buono, Stephen Howell, Richard Van Duyne, and Todd Wider as defendants, and the Company as nominal defendant (the “Dos Ramos Defendants”). Dos Ramos generally alleged that the Board breached its fiduciary duties, were unjustly enriched, and committed corporate waste by approving allegedly excessive compensation to non-employee Board members for the fiscal years 2015–2017. Dos Ramos generally sought disgorgement of the allegedly improper payments to the Board, money damages, an order requiring corporate governance reforms, costs and attorneys’ fees. On November 28, 2018, Mahon filed a stockholder derivative complaint (the “Mahon Action”) in the United States District Court for the District of Delaware (the “District Court”) against Mark Ahn, Mark Alvino, Jeffrey Davis, Stephen Howell, Todd Wider, and Steven Rouhandeh, as defendants, and the Company as a nominal defendant (“Mahon Defendants”). The allegations in the Mahon Action were substantially similar to those set forth in his Demand, as well as those in the Dos Ramos Action. Mahon generally sought the disgorgement of the allegedly improper payments to the Board, a constructive trust, money damages, costs and attorneys’ fees. On December 6, 2018, Mahon and the Mahon Defendants filed a joint motion for preliminary approval of settlement, along with a stipulation of settlement (the “Stipulation”) intending to settle all claims asserted in the Mahon Action.

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

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 should be carefully considered. Other than the risk factor provided below, there have been no material changes to the risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We may encounter substantial delays in our clinical studies, such as clinical holds, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in obtaining required IRB or Institutional Ethics Committee approval at each clinical study site; and
●	delays in recruiting suitable patients to participate in our clinical studies.

As previously reported, the Company received a clinical hold letter from the FDA in September 2019 clarifying that the FDA will not provide approval for the Company to begin its planned phase III clinical trial for EB-101 until it submits to the FDA additional data points on transport stability of EB-101 to clinical sites. Delays in launching clinical trials, such as our planned phase III clinical trial for EB-101, resulting from FDA or other regulatory actions, such as a clinical hold letter, would delay the commercialization of our product candidates and our ability to generate revenue, which would have an adverse effect on our business.

ITEM 6.	EXHIBITS.

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

3.1	Amended and Restated Bylaws of Abeona Therapeutics Inc. (as amended and restated as of September 12, 2019).

10.1	Letter Agreement, dated September 12, 2019, amending Offer Letter between the Company and João Siffert, M.D., dated February 11, 2019.

10.2	Letter Agreement, dated September 12, 2019, amending Offer Letter between the Company and Christine Berni Silverstein, dated January 8, 2019.

10.3	Letter Agreement, dated September 12, 2019, amending Offer Letter between the Company and Edward Carr, dated November 9, 2018.

10.4	First Amendment to License Agreement, dated November 1, 2019, between the Company and REGENXBIO Inc.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	November 12, 2019	By:	/s/ Steven H. Rouhandeh
Steven H. Rouhandeh
Executive Chairman
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Christine Silverstein
Christine Silverstein
Chief Financial Officer
(Principal Financial Officer)

