Form 10-Q
period 2020-03-31
ABEONA THERAPEUTICS INC.
filed 2020-05-06
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

(646) 813-4701

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ABEO	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 83,697,928 shares.

ABEONA THERAPEUTICS INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that express management’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. Such “forward-looking statements” speak only as of the date made and are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Company’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: the potential impacts of the COVID-19 pandemic on our business, operations, and financial condition; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our Phase III clinical trial (VIITAL™) for patients with recessive dystrophic epidermolysis bullosa (“RDEB”) and our beliefs relating thereto; our ability to identify and enroll patients in the Phase III clinical trial; our pipeline of product candidates; our belief that we have sufficient resources to fund operations for the next 12 months; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors; our belief that EB-101 could potentially benefit patients with RDEB; our belief that adeno-associated virus (“AAV”) treatment could potentially benefit patients with Sanfilippo syndrome type A (“MPS IIIA”) and Sanfilippo syndrome type B (“MPS IIIB”); our ability to develop our novel AAV-based gene therapy platform technology; our belief in the adequacy of the data from clinical trials, including trials in EB-101 and our Phase I/II clinical trial in ABO-102 (AAV-SGSH) for MPS IIIA, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Company’s Form 10-K for the fiscal year ended December 31, 2019, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Form 10-Q. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our ability to raise capital; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months with our existing cash and cash equivalents; our ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors; our ability to continue to develop our novel AAV-based gene therapy platform technology; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to execute a Phase III clinical trial for patients with RDEB; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to identify additional patients for our Phase I/II clinical trial for patients with MPS IIIA and MPS IIIB; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capability compliant with current good manufacturing practices for our product candidates; our ability to manufacture gene and cell therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,155,000	$129,258,000
Short-term investments	75,887,000	-
Prepaid expenses and other current assets	2,716,000	3,132,000
Total current assets	118,758,000	132,390,000

Property and equipment, net	12,865,000	13,157,000
Right-of-use lease assets	7,802,000	8,047,000
Licensed technology, net	1,968,000	36,178,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	1,144,000	1,144,000
Total assets	$175,003,000	$223,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,763,000	$3,763,000
Accrued expenses	4,852,000	5,543,000
Current portion of lease liability	1,702,000	1,699,000
Current portion of payable to licensor	28,000,000	27,400,000
Deferred revenue	296,000	296,000
Total current liabilities	36,613,000	38,701,000

Long-term lease liabilities	6,013,000	6,251,000
Total liabilities	42,626,000	44,952,000

Commitments and contingencies
Stockholders’ equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 83,622,135 at March 31, 2020 and December 31, 2019	836,000	836,000
Additional paid-in capital	665,784,000	664,064,000
Accumulated deficit	(534,629,000)	(486,470,000)
Accumulated other comprehensive income	386,000	-
Total stockholders’ equity	132,377,000	178,430,000
Total liabilities and stockholders’ equity	$175,003,000	$223,382,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$-	$-

Expenses:
Research and development	6,818,000	11,737,000
General and administrative	6,412,000	5,659,000
Depreciation and amortization	2,065,000	1,658,000
Licensed technology impairment charge	32,916,000	-
Total expenses	48,211,000	19,054,000

Loss from operations	(48,211,000)	(19,054,000)

Interest and miscellaneous income	652,000	499,000
Interest expense	(600,000)	-
Net loss	$(48,159,000)	$(18,555,000)

Basic and diluted loss per common share	$(0.52)	$(0.39)

Weighted average number of common shares outstanding – basic and diluted	92,639,190	47,948,421

Other comprehensive income/(loss):
Change in unrealized gains related to available-for-sale debt securities	386,000	-
Comprehensive loss	$(47,773,000)	$(18,555,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	47,944,486	$479,000	$543,754,000	$(410,188,000)	$-	$134,045,000
Stock option-based compensation expense	-	-	2,103,000	-	-	2,103,000
Restricted stock-based compensation expense	-	-	172,000	-	-	172,000
Common stock issued for cash exercise of options	5,208	-	28,000	-	-	28,000
Net loss	-	-	-	(18,555,000)	-	(18,555,000)
Balance, March 31, 2019	47,949,694	$479,000	$546,057,000	$(428,743,000)	$-	$117,793,000

Balance, December 31, 2019	83,622,135	$836,000	$664,064,000	$(486,470,000)	$-	$178,430,000
Stock option-based compensation expense	-	-	1,256,000	-	-	1,256,000
Restricted stock-based compensation expense	-	-	464,000	-	-	464,000
Net loss	-	-	-	(48,159,000)	-	(48,159,000)
Other comprehensive income	-	-	-	-	386,000	386,000
Balance, March 31, 2020	83,622,135	$836,000	$665,784,000	$(534,629,000)	$386,000	$132,377,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(48,159,000)	$(18,555,000)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash licensed technology impairment charge	32,916,000	-
Depreciation and amortization	2,065,000	1,658,000
Stock option-based compensation expense	1,256,000	2,103,000
Restricted stock-based compensation expense	464,000	172,000
Non-cash interest expense	600,000	-
Accretion and interest on short-term investments	(109,000)	(169,000)
Accretion of right-of-use lease assets	245,000	150,000
Change in operating assets and liabilities:
Receivables	-	43,000
Prepaid expenses and other current assets	416,000	430,000
Accounts payable, accrued expenses and lease liabilities	(2,926,000)	(910,000)
Net cash used in operating activities	(13,232,000)	(15,078,000)

Cash flows from investing activities:
Capital expenditures	(479,000)	(1,226,000)
Purchases of short-term investments	(75,392,000)	-
Proceeds from maturities of short-term investments	-	24,000,000
Net cash (used in) provided by investing activities	(75,871,000)	22,774,000

Cash flows from financing activities:
Proceeds from exercise of stock options	-	28,000
Net cash provided by financing activities	-	28,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(89,103,000)	7,724,000
Cash, cash equivalents and restricted cash at beginning of period	130,368,000	19,310,000
Cash, cash equivalents and restricted cash at end of period	$41,265,000	$27,034,000

Supplemental cash flow information:
Cash and cash equivalents	$40,155,000	$25,924,000
Restricted cash	1,110,000	1,110,000
Total cash, cash equivalents and restricted cash	$41,265,000	$27,034,000

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical programs consist of: (i) EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), (ii) ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and (iii) ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We have additional AAV-based gene therapies in various developmental stages designed to treat the CLN1 and CLN3 forms of Batten Disease, cystic fibrosis and retinal diseases. In addition, we are developing next-generation AAV-based gene therapies using our novel AIM™ capsid platform and internal AAV vector research programs. Our efforts have been principally devoted to research and development, resulting in significant losses.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2019 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

Uses and Sources of Liquidity

The financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $116.0 million and net assets of $132.4 million. For the three months ended March 31, 2020, we had cash outflows from operations of $13.2 million. We have not generated any significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

We are subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of product candidates, obtaining the necessary regulatory approval to market our product candidates, raising additional capital to continue to fund our operations, development of competing drugs and therapies, protection of proprietary technology and market acceptance of our products. As a result of these and other risks and the related uncertainties, there can be no assurance of our future success.

Based upon our current operating plans, we believe that we have sufficient resources to fund operations through the next 12 months with our existing cash and cash equivalents. We will need to secure additional funding in the future, to carry out all our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

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

Leases

We account for leases in accordance with ASC 842, Leases. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for our operating leases is recognized on a straight-line basis over the lease term. We do not have any leases classified as finance leases.

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

Additional information and disclosures required under ASC 842 is included in Note 6.

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

We do not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding stock options and “non-pre-funded” warrants. We did not include the following potentially dilutive securities in the computation of diluted net loss per common share during the periods presented:

	For the three months ended March 31,
	2020	2019
Warrants	70,000	1,820,686
Stock options	6,690,814	5,696,353
Total	6,760,814	7,517,039

NOTE 2 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	March 31, 2020	December 31, 2019
U.S. government and agency securities and treasuries	$75,887,000	$-

The amortized cost of the available-for-sale debt securities, which is adjusted for amortization of premiums and accretion of discounts to maturity, was $75,501,000 as of March 31, 2020. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2020 or 2019.

NOTE 3 – LICENSED TECHNOLOGY

On November 4, 2018, we entered into a license agreement with REGENXBIO Inc. (“REGENXBIO”) to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which remains payable if the agreement is terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license is amortized over the life of the patent of eight years. On November 1, 2019, we entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which includes $1 million of interest) due no later than April 1, 2020. The payment due by April 1, 2020 and the guaranteed amount of $20 million due on November 4, 2020 are recorded as payable to licensor on the consolidated balance sheet.

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach a mutual understanding that we believed would have been favorable for the Company or our programs, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. We are not subject to early termination penalties, but under the agreement, REGENXBIO is still due a total of $28 million.

As of March 31, 2020, we considered the status of our discussions with REGENXBIO as a potential indicator of impairment in accordance with ASC 360-10-35-21. Since our impairment testing indicated that the carrying value of the license agreement exceeded its fair value, we recorded a $32.9 million non-cash impairment charge in the three months ended March 31, 2020.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	March 31, 2020	December 31, 2019
Licensed technology	$2,606,000	$42,606,000
Less accumulated amortization	638,000	6,428,000
Licensed technology, net	$1,968,000	$36,178,000

The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2020 is as follows:

2020, remainder	$130,000
2021	174,000
2022	174,000
2023	174,000
2024	174,000
Thereafter	1,142,000
Total	$1,968,000

Amortization on licensed technology was $1,294,000 and $1,345,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2020 and December 31, 2019 are summarized below:

Description	March 31, 2020	Level 1	Level 2	Level 3
Recurring
Assets:
Short-term investments	$75,887,000	$-	$75,887,000	$-

Non-recurring
Assets:
Licensed technology, net	$1,968,000	$-	$-	$1,968,000
Goodwill	32,466,000	-	-	32,466,000

Description	December 31, 2019	Level 1	Level 2	Level 3
Non-recurring
Assets:
Licensed technology, net	$36,178,000	$-	$-	$36,178,000
Goodwill	32,466,000	-	-	32,466,000

NOTE 5 – STOCK-BASED COMPENSATION

The following table summarizes stock option-based compensation for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Research and development	$744,000	$1,032,000
General and administrative	512,000	1,071,000
Stock option-based compensation expense included in operating expense	1,256,000	2,103,000

Total stock option-based compensation expense	1,256,000	2,103,000
Tax benefit	-	-
Stock option-based compensation expense, net of tax	$1,256,000	$2,103,000

Stock Options: We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term – we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended March 31,
	2020	2019
Expected volatility	111%	109%
Expected term	6.25 years	5 years
Risk-free interest rate	0.43%	2.46%
Expected dividend yield	0%	0%

The following table summarizes the options granted for the periods indicated:

	For the three months ended March 31,
	2020	2019
Options granted	1,175,927	201,000
Weighted-average:
Exercise price	$1.45	$6.69
Grant date fair value	$1.21	$5.29

Restricted Common Stock: We did not grant any shares of restricted common stock to employees during the three months ended March 31, 2020 or 2019. The following table summarizes restricted common stock compensation expense for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Research and development	$325,000	$-
General and administrative	139,000	172,000
Restricted stock-based compensation expense included in operating expense	464,000	172,000

Total restricted stock-based compensation expense	464,000	172,000
Tax benefit	-	-
Restricted stock-based compensation expense, net of tax	$464,000	$172,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease space under operating leases for manufacturing and laboratory facilities and administrative offices in Cleveland, Ohio, as well as administrative offices in New York, New York. We also lease office space in Madrid, Spain as well as certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use assets and lease liabilities. We can terminate the operating leases for our manufacturing and laboratory facilities and administrative offices in Cleveland early at December 31, 2020 and pay for unamortized tenant improvements.

Components of lease cost are as follows:

	For the three months ended March 31,
	2020	2019
Operating lease cost	$434,000	$289,000
Variable lease cost	$83,000	$73,000
Short-term lease cost	$18,000	$47,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of March 31, 2020:

Maturity of lease liabilities:
2020, remainder	$1,275,000
2021	1,713,000
2022	1,727,000
2023	1,741,000
2024	1,781,000
Thereafter	1,885,000
Total undiscounted operating lease payments	10,122,000
Less: imputed interest	2,407,000
Present value of operating lease liabilities	$7,715,000

Balance sheet classification:
Current portion of lease liability	$1,702,000
Long-term lease liability	6,013,000
Total operating lease liabilities	$7,715,000

Other information:
Weighted-average remaining lease term for operating leases	70 months
Weighted-average discount rate for operating leases	9.6%

We have engaged a contract manufacturer to assist us with developing and defining the processes necessary to manufacture our RDEB product candidate. We had a remaining commitment of $6.3 million at March 31, 2020. The amount is payable based on the completion of specific activities outlined in the contracted project plan; we expect to spend the entire $6.3 million in 2020.

We are not currently subject to any material pending legal proceedings as of March 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical programs consist of: (i) EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), (ii) ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and (iii) ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We have additional AAV-based gene therapies in various developmental stages designed to treat the CLN1 and CLN3 forms of Batten Disease, cystic fibrosis and retinal diseases. Moreover, we are developing next-generation AAV-based gene therapies using our novel AIM™ capsid platform and internal AAV vector research programs. We believe our product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe or Japan. Our pipeline includes five product candidates for which we hold several U.S. and EU regulatory designations:

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
• FAST TRACK DESIGNATION (FDA)
• RARE PEDIATRIC DISEASE DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (EMA)
• PRIME DESIGNATION (EMA)
ABO-101
SANFILIPPO SYNDROME TYPE B (MPS IIIB)
• FAST TRACK DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (EMA)
• RARE PEDIATRIC DISEASE DESIGNATION (FDA)
ABO-202
INFANTILE BATTEN DISEASE (CLN1)
• FAST TRACK DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (EMA)
• RARE PEDIATRIC DISEASE DESIGNATION (FDA)
ABO-201
JUVENILE BATTEN DISEASE (CLN3)
• ORPHAN DRUG DESIGNATION (FDA)
• ORPHAN DRUG DESIGNATION (EMA)
AIM™ VECTORS
UNDISCLOSED TARGETS
ABO-401
CYSTIC FIBROSIS
ABO-50X
RETINAL DISEASES

Our robust and diverse pipeline features early-stage and late-stage candidates with the potential to transform the treatment of devastating genetic diseases, and we are conducting clinical trials in the U.S. and abroad.

Our Mission and Strategy

Abeona is at the forefront of gene and cell therapy research and development. We are a fully integrated company featuring innovative research, therapies in clinical development, in-house manufacturing facilities, a robust pipeline, and scientific, clinical, and commercial leadership. We see our mission as working together to create, develop, manufacture and deliver gene and cell therapies to patients impacted by serious diseases. We partner with leading academic researchers, patient advocacy organizations and caregivers to bring therapies that address the underlying cause of a broad spectrum of rare genetic diseases where no effective treatment options exist today.

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

Advancing our Clinical Gene and Cell Therapy Programs and Research and Development with a Focus on Rare and Orphan Diseases.

We have three programs in clinical development—EB-101, ABO-101 and ABO-102—and a pipeline of additional earlier stage programs. Through our gene and cell therapy expertise in research and development, we believe we are positioned to rapidly introduce novel therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field.

Applying Novel Next Generation AIM™ Capsid Technology to Develop New In-Vivo Gene Therapies.

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

IMPACT OF COVID-19 PANDEMIC ON OUR BUSINESS

The emergence of the coronavirus (“COVID-19”) pandemic has created extraordinary challenges and uncertainty across all aspects of healthcare. We are monitoring the COVID-19 pandemic and its effects and have taken a number of measures to ensure the safety of our patients and employees while sustaining our business operations during this uncertain time. We are fully focused on getting through the pandemic by working closely with our clinical trial sites to ensure that patient safety remains paramount.

We are actively assessing the impact of the COVID-19 pandemic on our business and are taking appropriate actions to manage our spending activities and preserve our cash resources. We will continue to monitor the situation and may take further actions to adjust our business operations that we determine are in the best interests of our patients, employees, suppliers and stockholders. While we are unable to determine or predict the extent, duration or scope of the overall impact the COVID-19 pandemic will have on our business, operations, financial condition or liquidity, we believe that it is important to share where we stand today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 develops.

Clinical Program Activities

We remain committed to advancing our clinical programs, but recognize delays are inevitable in these uncertain times, especially as global healthcare resources are justly redirected to those who need them most. We are continually assessing the dynamic situation and have implemented measures to minimize disruption. We also are regularly reassessing plans along with associated processes and policies to ensure our patients and employees are safe, and that continuity in our scaled back operations remains.

While the full impact on our clinical programs cannot be quantified at this point, all current clinical trial sites remain active, providing virtual and remote follow-up to ensure compliance with safety oversight. Nonetheless, our EB-101 clinical site at Stanford University has paused patient dosing and delays are expected as the situation evolves globally. Clinical sites involved in the studies for children with MPS IIIA and MPS IIIB remain active, but rate of enrollment has slowed due to inability of patients and their families to travel to trial sites.

Manufacturing Activities

Operations at our Cleveland manufacturing facility have been significantly scaled back to ensure that employees and those around them have the best chance to stay safe, and to accommodate reduced manufacturing and clinical development activities. Only employees deemed essential by senior management to maintaining the manufacturing operation are entering the facility under strict safety protocols to mitigate their risk.

We have paused our manufacturing activities for EB-101 material, pending patient enrollment, as well as our AAV manufacturing and process development activities. During this pause period, we are taking the opportunity to complete maintenance and monitoring projects. We are ready to promptly resume our EB-101 manufacturing activities when patients are again ready to be treated in our phase III study as well as our AAV process development and manufacturing activities. We are expecting to resume those activities in the next few weeks but predicated on the evolution of the COVID-19 pandemic.

Business Operations

Looking inward, the safety of our employees is a top priority. We have instituted additional protective measures since news of COVID-19 broke, and we regularly assess and improve our safety practices and policies. Aside from clinical and manufacturing operations, other business operations including regulatory, legal, finance and human resources are less impacted as remote work has continued uninterrupted.

The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical trials will depend on certain developments, including: (i) the duration of the declared health emergencies; (ii) actions being taken by governmental authorities and regulators with respect to the pandemic; (iii) the impact on our partners, collaborators, and suppliers; and (iv) actions being taken by us in response to this crisis. We remain dedicated to communicating regularly and openly with our stakeholders as more information becomes available, including updates on material changes to prior guidance as we continue to follow applicable government, regulatory and institutional guidelines.

RESULTS OF OPERATIONS

Total research and development spending for the first quarter of 2020 was $6.8 million, as compared to $11.7 million for the same period of 2019, a decrease of $4.9 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our gene and cell therapy product candidates ($4.5 million), partially resulting from scaled back manufacturing, clinical and non-clinical development activities following on from the effects of the COVID-19 pandemic; and
●	decreased salary and related costs ($0.4 million).

Total general and administrative expenses were $6.4 million for the first quarter of 2020, as compared to $5.7 million for the same period of 2019, an increase of $0.7 million. The increase in expenses was primarily due to:

●	increased salary and related costs ($1.5 million), partially resulting from increased severance costs for certain executive positions;
●	decreased professional fees ($0.5 million);
●	decreases in net other general and administrative expenses ($0.3 million).

Depreciation and amortization were $2.1 million for the first quarter of 2020, as compared to $1.7 million for the same period in 2019, an increase of $0.4 million. The increase was driven primarily by increased depreciation expense on fixed assets.

On November 4, 2018, we entered into a license agreement with REGENXBIO Inc. (“REGENXBIO”) to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. The cost of the license was being amortized over the life of the patent of eight years. We had been engaged in recent discussions with REGENXBIO in an attempt to renegotiate the financial terms of the agreement, but we have been unable to reach a mutual understanding that we believed would have been favorable for the Company or our programs, and we did not make an $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. We are not subject to early termination penalties, but under the Agreement, REGENXBIO is still due a total of $28 million.

As of March 31, 2020, we considered the status of our discussions with REGENXBIO as a potential indicator of impairment in accordance with ASC 360-10-35-21. Since our impairment testing indicated that the carrying value of the license agreement exceeded its fair value, we recorded a $32.9 million non-cash impairment charge in the first quarter of 2020.

Net loss for the first quarter of 2020 was $48.2 million, or a $0.52 basic and diluted loss per common share as compared to a net loss of $18.6 million, or a $0.39 basic and diluted loss per common share, for the same period in 2019. The increase in the net loss results primarily from a licensed technology impairment charge of $32.9 million, partially offset by lower research and development expenses of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sale of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash and cash equivalents. As of March 31, 2020 and December 31, 2019, our cash and cash equivalents were $40.2 million and $129.3 million, respectively.

As of March 31, 2020 and December 31, 2019, our working capital was $82.1 million and $93.7 million, respectively. The decrease in working capital at March 31, 2020 resulted primarily from $13.2 million of cash used for operating activities.

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

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC. Pursuant to the terms of this agreement, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We did not sell any shares of our common stock under this agreement during the three months ended March 31, 2020.

On November 4, 2018, we entered into a license agreement with REGENXBIO Inc. to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which remains payable if the agreement is terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license is amortized over the life of the patent of eight years. On November 1, 2019, we entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which includes $1 million of interest) due no later than April 1, 2020. The payment due by April 1, 2020 and the guaranteed amount of $20 million due on November 4, 2020 are recorded as payable to licensor on the consolidated balance sheet.

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach a mutual understanding that we believed would have been favorable for the Company or our programs, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. We are not subject to early termination penalties, but under the agreement, REGENXBIO is still due a total of $28 million.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development efforts. Since inception, our expenses have significantly exceeded revenues, resulting in an accumulated deficit of $534.6 million as of March 31, 2020. We have not been profitable since inception and to date have received limited revenues from the sale of products. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials and regulatory compliance and cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

In light of the COVID-19 pandemic, we are carefully re-assessing key business activities and all associated spending decisions while we await clarity on the timing of re-starting our clinical trials and manufacturing activities. When those activities re-start, we expect to spend necessary funds on manufacturing activities and preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the impact to our business, operations, and clinical programs from the COVID-19 pandemic and related effects on the U.S. and global economy;
●	the successful development and commercialization of our gene and cell therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	successful regulatory filings.

Due to uncertainties and certain of the risks described above, including those relating to the COVID-19 pandemic and our ability to successfully commercialize our product candidates, our ability to obtain applicable regulatory approval to market our product candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products, the potential necessity of licensing technology from third parties and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risks above, including those relating to the uncertainty of the success of our research and development activities and our ability to obtain necessary additional capital to fund operations in the future.

We plan to continue our policy of investing any available funds in suitable certificates of deposit, money market funds, government securities and investment-grade, interest-bearing securities. We do not invest in derivative financial instruments.

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

Inflation Fluctuation Risk

Inflation can affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the first quarter of 2020 or 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Executive Chairman (our principal executive officer) and Chief Accounting Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2020, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Executive Chairman and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of March 31, 2020 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.	RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2019 should be carefully considered. Aside from the risk factor below, there have been no material changes in the assessment of other risk factors set forth in our 2019 Form 10-K.

The COVID-19 pandemic and efforts to reduce its spread has affected our operations and significantly impacted worldwide economic conditions, and could have a material adverse effect on our operations, business and financial condition.

To date, the COVID-19 pandemic has resulted in extended shutdowns of non-essential businesses throughout Europe and the United States, including in Spain and Australia, where we also conduct operations. The impact of the COVID-19 pandemic is also resulting in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. Public health officials have recommended precautions to mitigate the spread of the coronavirus, including prohibitions on congregating in heavily populated areas and shelter-in-place orders. As a result, our operations at our Cleveland manufacturing facility have been significantly scaled back to ensure that our employees and those around them have the best chance to remain safe and to accommodate reduced manufacturing and clinical development activities during this uncertain time.

The COVID-19 pandemic has substantially burdened healthcare systems worldwide, delaying enrollment in and progression of many of our clinical trials. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19, as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize our product candidates.

Although we remain committed to advancing our clinical programs, we recognize some delays are inevitable in light of the closure of non-essential businesses, stay at home orders, and economic impacts related to the COVID-19 pandemic, especially as healthcare resources are justly redirected to those who need them most. Many of the third parties with whom we engage, including suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, are also experiencing shutdowns or other business disruptions. We may continue to experience disruptions that could severely impact our business, supply chain, manufacturing operations, clinical trials and pre-clinical studies, including:

●	continued interruption of key clinical trial activities, including continued limitations on travel imposed or recommended by federal or state governments, employers and others;
●	continued delays or inability to obtain raw material or ingredients;
●	continued delays or difficulties in enrolling patients in our clinical trials;
●	continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in manufacturing clinical drug material;
●	continued diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; and
●	continued limitations in employee resources that would otherwise be focused on the conduct of our manufacturing operations, clinical trials and preclinical studies, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The ultimate impact of the COVID-19 pandemic is uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or financial condition, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our ability to access the capital markets as needed and on our operations and business, and those of the third parties on which we rely.

If we fail to comply with our obligations under existing license agreements, the licensor may have the right to terminate such license, in which event we would not be able to develop, manufacture, or market products covered by the license or may face other penalties under the agreements, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may face challenges for patent infringement if we continue to develop, manufacture, or market products covered by the license, or may face other penalties under the agreements. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

On May 2, 2020, our license agreement with REGENXBIO to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease was terminated. The Company had an $8 million payment due on April 1, 2020 pursuant to such agreement. Prior to the April 1, 2020 deadline, the Company engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but the parties were unable to reach a mutual understanding that the Company believed would have been favorable for the Company or its programs, and the Company did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent the Company a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. As a result, the Company no longer has an exclusive worldwide license to REGENXBIO’s NAV AAV9 vector for the development and commercialization of gene therapies for the treatment of MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease.

ITEM 5.	OTHER INFORMATION

On November 4, 2018, the Company entered into a license agreement (as amended on November 4, 2019, “Agreement”) with REGENXBIO. Under the Agreement, REGENXBIO granted the Company an exclusive worldwide license to use the NAV AAV9 vector for gene therapies for treating Sanfilippo Syndrome Type A (also known as MPS IIIA), Sanfilippo Syndrome Type B (also known as MPS IIIB), Infantile Batten Disease (also known as CLN1 disease) and Juvenile Batten Disease (also known as CLN3 disease).

Consideration for the rights granted under the original Agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the Agreement, and $10 million of which was due on the first anniversary of the effective date of the Agreement in November 2019, (ii) annual fees totaling $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which remains payable if the Agreement is terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the Agreement.

As previously reported, on November 4, 2019, the Company and REGENXBIO amended the Agreement to replace the $10 million payment due to REGENXBIO on the first anniversary of the effective date with a provision under which REGENXBIO received $3 million in 2019 and was to receive an additional $8 million no later than April 1, 2020 (including $1 million in interest).

Prior to the April 1, 2020 deadline, the Company engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but the parties were unable to reach a mutual understanding that the Company believed would have been favorable for the Company or its programs, and the Company did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent the Company a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. The Company is not subject to early termination penalties, but under the Agreement, REGENXBIO is due a total of $28 million, including one $20 million installment referenced in clause (ii) above, and the $8 million payment that was due on April 1, 2020.

A description of the terms and conditions of the Agreement is set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:
10.1	Letter Agreement, dated January 2, 2020, between the Company and Steven H. Rouhandeh.

10.2	Amendment No. 1, dated March 6, 2020, to Letter Agreement, dated January 2, 2020, between the Company and Steven H. Rouhandeh.

10.3	Letter Agreement, dated March 13, 2020, between the Company and Christine Berni Silverstein.

10.4	Amendment No. 2, dated March 31, 2020, to Letter Agreement, dated January 2, 2020, between the Company and Steven H. Rouhandeh.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	May 6, 2020	By:	/s/ Brian Pereira
Brian Pereira
Executive Chairman
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ Edward Carr
Edward Carr
Chief Accounting Officer
(Principal Financial Officer)

