Form 10-Q
period 2021-03-31
ABEONA THERAPEUTICS INC.
filed 2021-05-17
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer I.D. No.)

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2021 was 99,016,183 shares.

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

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2020, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Form 10-Q. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our ability to access our existing at-the-market sale agreement and any dilution that may result from accessing such sales agreement; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our ability to raise capital; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months with our existing cash and cash equivalents; our ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; our ability to continue to develop our novel AAV-based gene therapy platform technology; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to execute a Phase 3 clinical trial for patients with RDEB; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to identify additional patients for our Phase 1/2 clinical trial for patients with MPS IIIA and MPS IIIB; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capability compliant with current good manufacturing practices for our product candidates; our ability to manufacture gene and cell therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021		December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$14,265,000		$12,596,000
Short-term investments		72,506,000		82,438,000
Prepaid expenses and other current assets		1,826,000		2,708,000
Total current assets		88,597,000		97,742,000

Property and equipment, net		10,978,000		11,322,000
Right-of-use lease assets		6,764,000		7,032,000
Licensed technology, net		1,471,000		1,500,000
Goodwill		32,466,000		32,466,000
Other assets and restricted cash		1,156,000		1,136,000
Total assets		$141,432,000		$151,198,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$2,476,000		$4,695,000
Accrued expenses		2,868,000		3,410,000
Current portion of lease liability		1,716,000		1,713,000
Current portion of loan payable		549,000		330,000
Payable to licensor		32,934,000		31,515,000
Deferred revenue		296,000		296,000
Total current liabilities		40,839,000		41,959,000

Loan payable		1,209,000		1,428,000
Long-term lease liabilities		4,994,000		5,260,000
Total liabilities		47,042,000		48,647,000

Commitments and contingencies
Stockholders’ equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 99,038,933 at March 31, 2021; issued and outstanding 96,131,678 at December 31, 2020;		990,000		961,000
Additional paid-in capital		680,103,000		672,304,000
Accumulated deficit		(586,706,000)		(570,704,000)
Accumulated other comprehensive income/(loss)		3,000		(10,000)
Total stockholders’ equity		94,390,000		102,551,000
Total liabilities and stockholders’ equity		$141,432,000		$151,198,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2021	2020

Revenues	$-	$-

Expenses:
Research and development	7,212,000	6,818,000
General and administrative	6,568,000	6,412,000
Depreciation and amortization	817,000	2,065,000
Licensed technology impairment charge	-	32,916,000
Total expenses	14,597,000	48,211,000

Loss from operations	(14,597,000)	(48,211,000)

Interest and miscellaneous income	15,000	652,000
Interest expense	(1,420,000)	(600,000)
Net loss	$(16,002,000)	$(48,159,000)

Basic and diluted loss per common share	$(0.17)	$(0.52)

Weighted average number of common shares outstanding – basic and diluted	94,234,653	92,362,505

Other comprehensive income:
Change in unrealized gains related to available-for-sale debt securities	13,000	386,000
Comprehensive loss	$(15,989,000)	$(47,773,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2019	83,622,135	$836,000	$664,064,000	$(486,470,000)	$-	$178,430,000
Stock option-based compensation expense	-	-	1,256,000	-	-	1,256,000
Restricted stock-based compensation expense	-	-	464,000	-	-	464,000
Net loss	-	-	-	(48,159,000)	-	(48,159,000)
Other comprehensive income	-	-	-	-	386,000	386,000
Balance, March 31, 2020	83,622,135	$836,000	$665,784,000	$(534,629,000)	$386,000	$132,377,000

Balance, December 31, 2020	96,131,678	$961,000	$672,304,000	$(570,704,000)	$(10,000)	$102,551,000
Stock option-based compensation expense	-	-	1,083,000	-	-	1,083,000
Restricted stock-based compensation expense	-	-	867,000	-	-	867,000
Issuance of common stock under open market sale agreement	1,578,324	16,000	5,195,000	-	-	5,211,000
Issuance of common stock in connection with the exercise of stock options	488,204	5,000	662,000	-	-	667,000
Issuance of common stock in connection with restricted share awards, net of cancellations	840,727	8,000	(8,000)	-	-	-
Net loss	-	-	-	(16,002,000)	-	(16,002,000)
Other comprehensive income	-	-	-	-	13,000	13,000
Balance, March 31, 2021	99,038,933	$990,000	$680,103,000	$(586,706,000)	$3,000	$94,390,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,002,000)	$(48,159,000)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash licensed technology impairment charge	-	32,916,000
Depreciation and amortization	817,000	2,065,000
Stock option-based compensation expense	1,083,000	1,256,000
Restricted stock-based compensation expense	867,000	464,000
Non-cash interest expense	-	600,000
Accretion and interest on short-term investments	125,000	(109,000)
Amortization of right-of-use lease assets	268,000	245,000
Change in operating assets and liabilities:
Prepaid expenses and other current assets	882,000	416,000
Other assets	(20,000)	-
Accounts payable, accrued expenses and lease liabilities	(3,024,000)	(2,926,000)
Change in payable to licensor	1,419,000	-
Net cash used in operating activities	(13,585,000)	(13,232,000)

Cash flows from investing activities:
Capital expenditures	(444,000)	(479,000)
Purchases of short-term investments	(15,164,000)	(75,392,000)
Proceeds from maturities of short-term investments	24,984,000	-
Net cash provided by (used in) investing activities	9,376,000	(75,871,000)

Cash flows from financing activities:
Proceeds from open market sales of common stock	5,211,000	-
Proceeds from exercise of stock options	667,000	-
Net cash provided by financing activities	5,878,000	-

Net increase (decrease) in cash, cash equivalents and restricted cash	1,669,000	(89,103,000)
Cash, cash equivalents and restricted cash at beginning of period	13,571,000	130,368,000
Cash, cash equivalents and restricted cash at end of period	$15,240,000	$41,265,000

Supplemental cash flow information:
Cash and cash equivalents	$14,265,000	$40,155,000
Restricted cash	975,000	1,110,000
Total cash, cash equivalents and restricted cash	$15,240,000	$41,265,000

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical programs consist of: (i) EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), (ii) ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and (iii) ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We continue to develop additional AAV-based gene therapies designed to treat ophthalmic and other diseases, next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2020 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

Uses and Sources of Liquidity

The financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $86.8 million and net assets of $94.4 million. For the three months ended March 31, 2021, we had cash outflows from operations of $13.6 million. We have not generated significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

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

Additional information and disclosures required under ASC 842 are included in Note 7.

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

	For the three months ended March 31,
	2021	2020
Stock options	7,091,879	6,690,814
Restricted stock	2,636,216	-
Warrants	-	70,000
Total	9,728,095	6,760,814

NOTE 2 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	March 31, 2021	December 31, 2020
U.S. government and agency securities and treasuries	$72,506,000	$82,438,000

The amortized cost of the available-for-sale debt securities, which is adjusted for amortization of premiums and accretion of discounts to maturity, was $72,503,000 and $82,448,000 as of March 31, 2021 and December 31, 2020, respectively. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2021 or 2020.

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

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach a mutual understanding that we believed would have been favorable for the Company or our programs, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. There were no penalties for early termination of the license. On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we are not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($4.9 million as of March 31, 2021). REGENXBIO disputes our arbitration claim and has filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argues remains due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. The tribunal has not yet issued its opinion, and based on the post-hearing schedule, an opinion is expected in early third quarter 2021. Additional information is included in Note 7.

We considered the status of our discussions with REGENXBIO in March 2020 as a potential indicator of impairment in accordance with ASC 360-10-35-21. Our impairment test indicated that the carrying value of the license agreement exceeded its fair value and we recorded a $32.9 million non-cash impairment charge during the three months ended March 31, 2020.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	March 31, 2021	December 31, 2020
Licensed technology	$2,156,000	$2,156,000
Less accumulated amortization	685,000	656,000
Licensed technology, net	$1,471,000	$1,500,000

The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2021 is as follows:

2021, remainder	$87,000
2022	117,000
2023	117,000
2024	117,000
2025	117,000
Thereafter	916,000
Total	$1,471,000

Amortization on licensed technology was $29,000 and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 - LOAN PAYABLE

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

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

Description	March 31, 2021	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$72,506,000	$-	$72,506,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,471,000	$-	$-	$1,471,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

Description	December 31, 2020	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$82,438,000	$-	$82,438,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,500,000	$-	$-	$1,500,000	$(32,916,000)
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 6 – STOCK-BASED COMPENSATION

The following table summarizes stock option-based compensation for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Research and development	$609,000	$744,000
General and administrative	474,000	512,000
Stock option-based compensation expense included in operating expense	1,083,000	1,256,000

Total stock option-based compensation expense	1,083,000	1,256,000
Tax benefit	-	-
Stock option-based compensation expense, net of tax	$1,083,000	$1,256,000

Stock Options: We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility - we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term - we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate - we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends - we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended March 31,
	2021	2020
Expected volatility	99%	111%
Expected term	6.08 years	6.25 years
Risk-free interest rate	1.00%	0.43%
Expected dividend yield	0%	0%

The following table summarizes the options granted for the periods indicated:

	For the three months ended March 31,
	2021	2020
Options granted	2,149,500	1,175,927
Weighted-average:
Exercise price	$2.29	$1.45
Grant date fair value	$1.80	$1.21

Restricted Common Stock: The following table summarizes restricted common stock compensation expense for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Research and development	$546,000	$325,000
General and administrative	321,000	139,000
Restricted stock-based compensation expense included in operating expense	867,000	464,000

Total restricted stock-based compensation expense	867,000	464,000
Tax benefit	-	-
Restricted stock-based compensation expense, net of tax	$867,000	$464,000

We granted 840,727 shares of restricted common stock, net of cancellations, during the three months ended March 31, 2021. We did not grant shares of restricted common stock during the three months ended March 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Arbitration Proceeding

We are currently engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between the parties relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we are not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($4.9 million as of March 31, 2021). REGENXBIO disputes our arbitration claim and has filed a counterclaim seeking payment of these amounts. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. The tribunal has not yet issued its opinion, and based on the post-hearing schedule, an opinion is expected in early third quarter 2021.

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

Components of lease cost are as follows:

	For the three months ended March 31,
	2021	2020
Operating lease cost	$434,000	$434,000
Variable lease cost	$135,000	$83,000
Short-term lease cost	$5,000	$18,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of March 31, 2021:

Maturity of lease liabilities:
2021, remainder	$1,285,000
2022	1,727,000
2023	1,741,000
2024	1,781,000
2025	1,799,000
Thereafter	87,000
Total undiscounted operating lease payments	8,420,000
Less: imputed interest	1,710,000
Present value of operating lease liabilities	$6,710,000

Balance sheet classification:
Current portion of lease liability	$1,716,000
Long-term lease liability	4,994,000
Total operating lease liabilities	$6,710,000

Other information:
Weighted-average remaining lease term for operating leases	58 months
Weighted-average discount rate for operating leases	9.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical programs consist of: (i) EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), (ii) ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and (iii) ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We continue to develop additional AAV-based gene therapies designed to treat ophthalmic and other diseases, next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs. A number of our product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe, Japan, or other world markets. Our pipeline includes three programs in clinical development—EB-101, ABO-101 and ABO-102— for which we hold several U.S. and European Union (“EU”) regulatory designations, and a pipeline of additional earlier stage programs:

PRECLINICAL
PHASE 1/2
PHASE 3
EB-101
RECESSIVE DYSTROPHIC EPIDERMOLYSIS BULLOSA (RDEB)
ABO-102
SANFILIPPO SYNDROME TYPE A (MPS IIIA)
ABO-101
SANFILIPPO SYNDROME TYPE B (MPS IIIB)
ABO-201
JUVENILE BATTEN DISEASE (CLN3)
AIM™ Vector Capsids
NEXT GENERATION AAV PRODUCTS
ABO-401
CYSTIC FIBROSIS
ABO-50X
RETINAL DISEASES
REGULATORY DESIGNATIONS
REGENERATIVE MEDICINE ADVANCED THERAPY (FDA)
PRIORITY MEDICINES (EMA)
BREAKTHROUGH THERAPY (FDA)
FAST TRACK (FDA)
RARE PEDIATRIC DISEASE (FDA)
ORPHAN DRUG (FDA)
ORPHAN DRUG (EMA)

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

Advancing Our Clinical Gene and Cell Therapy Programs and Research and Development with a Focus on Rare and Orphan Diseases.

We have three programs in clinical development—EB-101, ABO-101 and ABO-102—and a pipeline of additional earlier stage programs. Through our gene and cell therapy research and development expertise, we believe we are positioned to introduce efficacious and safe therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field.

Applying Novel Next Generation AAV Capsid Technology to Develop New In-Vivo Gene Therapies.

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

Establishing Leadership Position in Commercial-Scale Gene and Cell-Therapy Manufacturing.

We established current Good Manufacturing Practice (“cGMP”), clinical-scale manufacturing capabilities for gene-corrected cell therapy and AAV-based gene therapies in our state-of-the-art Cleveland facility. We believe that our platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, reduced cost, and faster times to market. We have focused on establishing internal Chemistry, Manufacturing and Controls (“CMC”) capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

Establishing Additional Gene and Cell Therapy Franchises and Adjacencies through In-Licensing and Strategic Partnerships.

We seek to be the partner of choice in gene therapy treatment and have closely collaborated with leading academic institutions, key opinion leaders, patient foundations, and industry partners to generate novel intellectual property, accelerate research and development, and understand the needs of patients and their families.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Total research and development spending was $7.2 million for the first quarter of 2021, as compared to $6.8 million for the same period of 2020, an increase of $0.4 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our gene and cell therapy product candidates ($0.2 million); and
●	increased salary and related costs ($0.2 million).

Total general and administrative expense was $6.6 million for the first quarter of 2021, as compared to $6.4 million for the same period of 2020, an increase of $0.2 million. The increase in expense was primarily due to:

●	increased professional fees ($2.1 million); partially offset by
●	decreased salary and related costs ($1.6 million); and
●	decreases in net other general and administrative expenses ($0.3 million).

Depreciation and amortization was $0.8 million for the first quarter of 2021, as compared to $2.1 million for the same period in 2020, a decrease of $1.3 million. The decrease was driven by decreased amortization expense of $1.3 million on licensed technology in the first quarter of 2021 due to the write-off of the REGENXBIO licensed technology in the first quarter of 2020.

Our license agreement with REGENXBIO terminated on May 2, 2020. Since our impairment testing indicated that the carrying value of the license agreement with REGENXBIO exceeded its fair value, we recorded a $32.9 million non-cash impairment charge in the first quarter of 2020.

Interest and miscellaneous income was $15,000 for the first quarter of 2021, as compared to $0.7 million for the same period in 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense was $1.4 million for the first quarter of 2021, as compared to $0.6 million for the same period of 2020. The increase results primarily from accrued interest on the amounts that we may owe to REGENXBIO under the prior license agreement, which amount is subject to the arbitration discussed in Note 3 of Notes to Condensed Consolidated Financial Statements. As described in more detail in Note 3, we have filed an arbitration claim alleging that REGENXBIO materially breached the license agreement and seeking, among other things, a declaration that we are not responsible for such payments.

Net loss was $16.0 million for the first quarter of 2021, or a $0.17 basic and diluted loss per common share as compared to a net loss of $48.2 million, or a $0.52 basic and diluted loss per common share, for the same period in 2020. The decrease in the net loss results primarily from a licensed technology impairment charge of $32.9 million in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sale of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents and short-term investments. As of March 31, 2021 and December 31, 2020, our cash, cash equivalents, receivables and short-term investments were $86.8 million and $95.0 million, respectively. Based upon our current operating plans, we believe that we have sufficient resources to fund operations through at least the next 12 months with our existing cash, cash equivalents and short-term investments. We will need to secure additional funding in the future to carry out all our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

As of March 31, 2021 and December 31, 2020, our working capital was $47.8 million and $55.8 million, respectively. The decrease in working capital at March 31, 2021 resulted primarily from $13.6 million of cash used for operating activities, partially offset by $5.8 million of cash provided by financing activities.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC. Pursuant to the terms of this agreement, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,578,324 shares of our common stock under this agreement and received $5.2 million of net proceeds during the three months ended March 31, 2021. Cumulatively, as of March 31, 2021, we have sold an aggregate of 4,665,274 shares of our common stock under this agreement and received $22.2 million of net proceeds.

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

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach a mutual understanding that we believed would have been favorable for the Company or our programs, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. There were no penalties for early termination of the license. On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we are not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest (of $4.9 million as of March 31, 2021). REGENXBIO disputes our arbitration claim and has filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argues remains due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. The tribunal has not yet issued its opinion, and based on the post-hearing schedule, an opinion is expected in early third quarter 2021. For additional information, refer to Part II, Item 1. Legal Proceedings of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Accounting Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2021, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of March 31, 2021 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between the parties relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we are not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($4.9 million as of March 31, 2021). REGENXBIO disputes our arbitration claim and has filed a counterclaim seeking payment of these amounts. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. The tribunal has not yet issued its opinion, and based on the post-hearing schedule, an opinion is expected in early third quarter 2021.

ITEM 1A.	RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2020 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Form 10-K for the year ended December 31, 2020.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:
10.1	Amended and Restated Letter Agreement, dated January 27, 2021, between the Company and Michael Amoroso.

10.2	Letter Agreement, dated March 19, 2021, between the Company and Michael Amoroso.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	May 17, 2021	By:	/s/ Michael Amoroso
Michael Amoroso
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2021	By:	/s/ Edward Carr
Edward Carr
Chief Accounting Officer
(Principal Financial Officer)

