Form 10-Q
period 2021-06-30
ABEONA THERAPEUTICS INC.
filed 2021-07-28
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to __________

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2021 was 101,227,014 shares.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: the potential impacts of the COVID-19 pandemic on our business, operations, and financial condition; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our Phase 3 clinical trial (VIITAL™) for patients with recessive dystrophic epidermolysis bullosa (“RDEB”) and our beliefs relating thereto; our ability to identify and enroll patients in the Phase 3 clinical trial; our pipeline of product candidates; our belief that we have sufficient resources on hand, access to additional financial resources and/or financial flexibility to fund operations for at least the next 12 months from the date of filing of this report; ongoing dispute with REGENXBIO; our belief that EB-101 could potentially benefit patients with RDEB; our belief that adeno-associated virus (“AAV”) gene therapy could potentially benefit patients with Sanfilippo syndrome type A (“MPS IIIA”) and Sanfilippo syndrome type B (“MPS IIIB”); our ability to develop our novel AAV-based gene therapy platform technology; our belief in the adequacy of the data from clinical trials, including VIITAL™ and our Phase 1/2 clinical trials in ABO-102 (AAV-SGSH) for MPS IIIA and ABO-101 (AAV-NAGLU) for MPS IIIB, together with the data generated in the program to date, to support regulatory approvals; the existence of intellectual property, a license to which might be required to market MPS IIIA and MPS IIIB; our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2020, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Form 10-Q. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our ability to access our existing at-the-market sale agreement and any dilution that may result from accessing such sales agreement; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our ability to raise capital; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months given our existing cash, cash equivalents and short-term investments, our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; our ability to continue to develop our novel AAV-based gene therapy platform technology; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to execute a Phase 3 clinical trial for patients with RDEB; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to identify additional patients for our Phase 1/2 clinical trial for patients with MPS IIIA and MPS IIIB; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture gene and cell therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,179,000	$12,596,000
Short-term investments	50,380,000	82,438,000
Prepaid expenses and other current assets	1,321,000	2,708,000
Total current assets	78,880,000	97,742,000

Property and equipment, net	10,240,000	11,322,000
Right-of-use lease assets	6,489,000	7,032,000
Licensed technology, net	1,442,000	1,500,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	1,158,000	1,136,000
Total assets	$130,675,000	$151,198,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,469,000	$4,695,000
Accrued expenses	2,190,000	3,410,000
Current portion of lease liability	1,720,000	1,713,000
Current portion of loan payable	1,758,000	330,000
Payable to licensor	34,434,000	31,515,000
Contract liability	296,000	296,000
Total current liabilities	41,867,000	41,959,000

Loan payable	-	1,428,000
Long-term lease liabilities	4,722,000	5,260,000
Total liabilities	46,589,000	48,647,000

Commitments and contingencies
Stockholders’ equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 101,251,023 at June 30, 2021; issued and outstanding 96,131,678 at December 31, 2020;	1,013,000	961,000
Additional paid-in capital	684,987,000	672,304,000
Accumulated deficit	(601,913,000)	(570,704,000)
Accumulated other comprehensive loss	(1,000)	(10,000)
Total stockholders’ equity	84,086,000	102,551,000
Total liabilities and stockholders’ equity	$130,675,000	$151,198,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Expenses:
Research and development	7,434,000	6,109,000	14,646,000	12,927,000
General and administrative	5,457,000	5,538,000	12,025,000	11,950,000
Depreciation and amortization	824,000	834,000	1,641,000	2,899,000
Licensed technology impairment charge	-	-	-	32,916,000
Total expenses	13,715,000	12,481,000	28,312,000	60,692,000

Loss from operations	(13,715,000)	(12,481,000)	(28,312,000)	(60,692,000)

Interest and miscellaneous income	8,000	271,000	23,000	923,000
Interest expense	(1,500,000)	(800,000)	(2,920,000)	(1,400,000)
Net loss	$(15,207,000)	$(13,010,000)	$(31,209,000)	$(61,169,000)

Basic and diluted loss per common share	$(0.16)	$(0.14)	$(0.33)	$(0.66)

Weighted average number of common shares outstanding – basic and diluted	96,509,783	92,704,203	95,378,503	92,533,354

Other comprehensive (loss)/income:
Change in unrealized (losses)/gains related to available-for-sale debt securities	(4,000)	(253,000)	9,000	133,000
Comprehensive loss	$(15,211,000)	$(13,263,000)	$(31,200,000)	$(61,036,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
For the three months ended June 30, 2021
Balance, March 31, 2021	99,038,933	$990,000	$680,103,000	$(586,706,000)	$3,000	$94,390,000
Stock option-based compensation expense	-	-	1,327,000	-	-	1,327,000
Restricted stock-based compensation expense	-	-	1,101,000	-	-	1,101,000
Common stock issued for cash exercise of options	20,521	-	24,000	-	-	24,000
Issuance of common stock in connection with restricted share awards	706,348	7,000	(7,000)	-	-	-
Common stock issued for cash under open market sale agreement	1,485,221	16,000	2,439,000	-	-	2,455,000
Net loss	-	-	-	(15,207,000)	-	(15,207,000)
Other comprehensive loss	-	-	-	-	(4,000)	(4,000)
Balance, June 30, 2021	101,251,023	$1,013,000	$684,987,000	$(601,913,000)	$(1,000)	$84,086,000

For the three months ended June 30, 2020
Balance, March 31, 2020	83,622,135	$836,000	$665,784,000	$(534,629,000)	$386,000	$132,377,000
Stock option-based compensation expense	-	-	1,578,000	-	-	1,578,000
Restricted stock-based compensation expense	-	-	187,000	-	-	187,000
Common stock issued for cash exercise of options	75,793	1,000	174,000	-	-	175,000
Issuance of common stock in connection with restricted share awards	1,083,313	11,000	(11,000)	-	-	-
Net loss	-	-	-	(13,010,000)	-	(13,010,000)
Other comprehensive loss	-	-	-	-	(253,000)	(253,000)
Balance, June 30, 2020	84,781,241	$848,000	$667,712,000	$(547,639,000)	$133,000	$121,054,000

For the six months ended June 30, 2021
Balance, December 31, 2020	96,131,678	$961,000	$672,304,000	$(570,704,000)	$(10,000)	$102,551,000
Stock option-based compensation expense	-	-	2,410,000	-	-	2,410,000
Restricted stock-based compensation expense	-	-	1,968,000	-	-	1,968,000
Common stock issued for cash exercise of options	508,725	5,000	686,000	-	-	691,000
Issuance of common stock in connection with restricted share awards	1,547,075	15,000	(15,000)	-	-	-
Common stock issued for cash under open market sale agreement	3,063,545	32,000	7,634,000	-	-	7,666,000
Net loss	-	-	-	(31,209,000)	-	(31,209,000)
Other comprehensive income	-	-	-	-	9,000	9,000
Balance, June 30, 2021	101,251,023	$1,013,000	$684,987,000	$(601,913,000)	$(1,000)	$84,086,000

For the six months ended June 30, 2020
Balance, December 31, 2019	83,622,135	$836,000	$664,064,000	$(486,470,000)	$-	$178,430,000
Stock option-based compensation expense	-	-	2,834,000	-	-	2,834,000
Restricted stock-based compensation expense	-	-	651,000	-	-	651,000
Common stock issued for cash exercise of options	75,793	1,000	174,000	-	-	175,000
Issuance of common stock in connection with restricted share awards	1,083,313	11,000	(11,000)	-	-	-
Net loss	-	-	-	(61,169,000)	-	(61,169,000)
Other comprehensive income	-	-	-	-	133,000	133,000
Balance, June 30, 2020	84,781,241	$848,000	$667,712,000	$(547,639,000)	$133,000	$121,054,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,209,000)	$(61,169,000)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash licensed technology impairment charge	-	32,916,000
Depreciation and amortization	1,641,000	2,899,000
Stock option-based compensation expense	2,410,000	2,834,000
Restricted stock-based compensation expense	1,968,000	651,000
Non-cash interest expense	-	600,000
Accretion and interest on short-term investments	266,000	(156,000)
Amortization of right-of-use lease assets	543,000	496,000
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,387,000	2,208,000
Other assets	(22,000)	-
Accounts payable, accrued expenses and lease liabilities	(4,977,000)	(4,786,000)
Change in payable to licensor	2,919,000	800,000
Net cash used in operating activities	(25,074,000)	(22,707,000)

Cash flows from investing activities:
Capital expenditures	(501,000)	(1,032,000)
Purchases of short-term investments	(15,164,000)	(123,062,000)
Proceeds from maturities of short-term investments	46,965,000	30,014,000
Net cash provided by (used in)/investing activities	31,300,000	(94,080,000)

Cash flows from financing activities:
Proceeds from loan payable	-	1,758,000
Proceeds from open market sales of common stock	7,666,000	-
Proceeds from exercise of stock options	691,000	175,000
Net cash provided by financing activities	8,357,000	1,933,000

Net increase/(decrease) in cash, cash equivalents and restricted cash	14,583,000	(114,854,000)
Cash, cash equivalents and restricted cash at beginning of period	13,571,000	130,368,000
Cash, cash equivalents and restricted cash at end of period	$28,154,000	$15,514,000

Supplemental cash flow information:
Cash and cash equivalents	$27,179,000	$14,542,000
Restricted cash	975,000	972,000
Total cash, cash equivalents and restricted cash	$28,154,000	$15,514,000

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statement of cash flows for the six months ended June 30, 2021 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2020 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

Uses and Sources of Liquidity

The financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued.

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $77.6 million and net assets of $84.1 million. For the six months ended June 30, 2021, we had cash outflows from operations of $25.1 million. We have not generated significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

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

Based on our existing cash, cash equivalents and short-term investments, our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months. We will need to secure additional funding in the future to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

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

Restricted Cash

Restricted cash, which is recorded within other assets and restricted cash in the accompanying consolidated balance sheets and is included as a component of cash, cash equivalents and restricted cash on our consolidated statements of cash flows, consists of cash and cash equivalents held as collateral for a corporate credit card and office space in New York. As such, the cash and cash equivalents are restricted in use.

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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Stock options	7,726,468	7,790,596	7,726,468	7,790,596
Restricted stock	3,328,125	1,083,313	3,328,125	1,083,313
Warrants	-	20,000	-	20,000
Total	11,054,593	8,893,909	11,054,593	8,893,909

NOTE 2 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	June 30, 2021	December 31, 2020
U.S. government and agency securities and treasuries	$50,380,000	$82,438,000

The amortized cost of the available-for-sale debt securities, which is adjusted for amortization of premiums and accretion of discounts to maturity, was $50,381,000 and $82,448,000 as of June 30, 2021 and December 31, 2020, respectively. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the six months ended June 30, 2021 or 2020.

NOTE 3 – LICENSED TECHNOLOGY

On November 4, 2018, we entered into a license agreement with REGENXBIO Inc. (“REGENXBIO”) to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was to be due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling up to $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which was to remain payable if the agreement were terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license was being amortized over the life of the patent of eight years. On November 1, 2019, we entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which included $1 million of interest) that would have been due no later than April 1, 2020. That $8 million payment that had been scheduled to be paid by April 1, 2020 and the $20 million that had been due to be paid on November 4, 2020 are both recorded as payable to licensor on the consolidated balance sheet. The Company disputed that it was responsible for the $8 million and $20 million payments, and those payments were the subject of an arbitration between the Company and REGENXBIO as noted below.

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

On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($6.4 million as of June 30, 2021 based on invoices received from REGENXBIO). REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO Inc. in connection with the parties’ arbitration claims and counterclaims. Although the tribunal awarded REGENXBIO $28.0 million plus interest, we believe that prior to the arbitration decision, the two companies had entered into a binding settlement agreement, including $18.0 million payable to REGENXBIO over a two-year period. We intend to seek enforcement of the settlement agreement.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	June 30, 2021	December 31, 2020
Licensed technology	$2,156,000	$2,156,000
Less accumulated amortization	714,000	656,000
Licensed technology, net	$1,442,000	$1,500,000

The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2021 is as follows:

2021, remainder	$58,000
2022	117,000
2023	117,000
2024	117,000
2025	117,000
Thereafter	916,000
Total	$1,442,000

Amortization on licensed technology was $29,000 and $58,000 for the three and six months ended June 30, 2021 and $44,000 and $1.3 million for the three and six months ended June 30, 2020, respectively.

NOTE 4 - LOAN PAYABLE

On May 2, 2020, we received loan proceeds in the amount of approximately $1.8 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for loan forgiveness. The potential loan forgiveness for all or a portion of PPP loans is determined, subject to limitations, based on the use of loan proceeds over the 24 weeks after the loan proceeds are disbursed. The amount of loan forgiveness will be reduced if PPP loan recipients terminate employees or reduce salaries during the covered period. The unforgiven portion of our PPP Loan, if any, is payable over two years at an interest rate of 1%, with a deferral of principal and interest payments to either (i) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Principal and interest payments on our PPP Loan are deferred until August 15, 2021 and the unforgiven portion of our PPP Loan, if any, matures on October 15, 2023.

In July 2021, we received notice from the SBA that our PPP loan has been forgiven. We will record the extinguishment of the PPP loan payable and other income in the third quarter of 2021.

NOTE 5 – FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities that qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, loan payable, payable to licensor and contract liability approximate their carrying amounts due to the relatively short maturity of these instruments.

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The lowest level fair value inputs are used to assign a fair value level. The three levels of inputs used to measure fair value are as follows:

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021 and December 31, 2020 are summarized below:

Description	June 30, 2021	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$50,380,000	$-	$50,380,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,442,000	$-	$-	$1,442,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

Description	December 31, 2020	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$82,438,000	$-	$82,438,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,500,000	$-	$-	$1,500,000	$(32,916,000)
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 6 – STOCK-BASED COMPENSATION

Stock Options: The following table summarizes stock option-based compensation for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Research and development	$608,000	$871,000	$1,217,000	$1,615,000
General and administrative	719,000	707,000	1,193,000	1,219,000
Stock option-based compensation expense included in operating expense	$1,327,000	$1,578,000	$2,410,000	$2,834,000

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility - we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term - we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate - we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends - we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Expected volatility	97%	111%	98%	111%
Expected term	5.67 years	6.25 years	5.93 years	6.25 years
Risk-free interest rate	0.96%	0.23%	0.99%	0.30%
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the options granted for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Options granted	1,205,808	1,897,119	3,355,308	3,073,046
Weighted-average:
Exercise price	$1.60	$2.83	$2.05	$2.30
Grant date fair value	$1.22	$2.36	$1.59	$1.92

Restricted Common Stock: The following table summarizes restricted common stock compensation expense for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Research and development	$484,000	$147,000	$1,030,000	$472,000
General and administrative	617,000	40,000	938,000	179,000
Restricted stock-based compensation expense included in operating expense	$1,101,000	$187,000	$1,968,000	$651,000

The following table summarizes the restricted common stock granted for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Restricted common stock granted	926,484	1,083,313	1,975,734	1,083,313
Restricted common stock forfeited	(220,136)	-	(428,659)	-
Weighted-average:
Grant date fair value-granted awards	$1.60	$3.19	$1.97	$3.19
Grant date fair value-forfeited awards	$2.05	$-	$1.89	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Arbitration Proceeding

We were engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between the parties relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($6.4 million as of June 30, 2021 based on invoices received from REGENXBIO). REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of these amounts. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO Inc. in connection with the parties’ arbitration claims and counterclaims. Although the tribunal awarded REGENXBIO $28.0 million plus interest, we believe that prior to the arbitration decision, the two companies had entered into a binding settlement agreement, including $18.0 million payable to REGENXBIO over a two-year period. We intend to seek enforcement of the settlement agreement.

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

Components of lease cost are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$434,000	$434,000	$868,000	$868,000
Variable lease cost	$104,000	$92,000	$239,000	$175,000
Short-term lease cost	$5,000	$6,000	$10,000	$24,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of June 30, 2021:

Maturity of lease liabilities:
2021, remainder	$858,000
2022	1,727,000
2023	1,741,000
2024	1,781,000
2025	1,799,000
Thereafter	87,000
Total undiscounted operating lease payments	7,993,000
Less: imputed interest	1,551,000
Present value of operating lease liabilities	$6,442,000

Balance sheet classification:
Current portion of lease liability	$1,720,000
Long-term lease liability	4,722,000
Total operating lease liabilities	$6,442,000

Other information:
Weighted-average remaining lease term for operating leases	55 months
Weighted-average discount rate for operating leases	9.6%

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2021 and June 30, 2020

Total research and development spending was $7.4 million for the second quarter of 2021, as compared to $6.1 million for the same period of 2020, an increase of $1.3 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our gene and cell therapy product candidates ($1.0 million); and
●	increased salary and related costs ($0.3 million).

Total general and administrative spending was $5.5 million in both the second quarter of 2021 and the second quarter of 2020.

Depreciation and amortization was $0.8 million in both the second quarter of 2021 and the second quarter of 2020.

Interest and miscellaneous income was approximately nil for the second quarter of 2021, as compared to $0.3 million for the same period in 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense was $1.5 million for the second quarter of 2021, as compared to $0.8 million for the same period of 2020. The increase results primarily from invoices received from REGENXBIO for accrued interest on the disputed amounts that we may owe to REGENXBIO under the prior license agreement, which is discussed in Note 3 of our Notes to Condensed Consolidated Financial Statements.

Net loss was $15.2 million for the second quarter of 2021, or a $0.16 basic and diluted loss per common share as compared to a net loss of $13.0 million, or a $0.14 basic and diluted loss per common share, for the same period in 2020. The increase in the net loss results primarily from increased research and development spending and increased interest expense.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

Total research and development spending was $14.6 million for the first six months of 2021, as compared to $12.9 million for the same period of 2020, an increase of $1.7 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our gene and cell therapy product candidates ($1.2 million); and
●	increased salary and related costs ($0.5 million).

Total general and administrative spending was $12.0 million in both the first six months of 2021 and the same period of 2020.

Depreciation and amortization was $1.6 million for the first six months of 2021, as compared to $2.9 million for the same period in 2020, a decrease of $1.3 million. The decrease was driven by decreased amortization expense of $1.3 million on licensed technology in the first six months of 2021, as compared to the same period in 2020, due to the write-off of the REGENXBIO licensed technology in the first quarter of 2020.

Our license agreement with REGENXBIO terminated on May 2, 2020. Since our impairment testing indicated that the carrying value of the license agreement with REGENXBIO exceeded its fair value, we recorded a $32.9 million non-cash impairment charge in the first six months of 2020.

Interest and miscellaneous income was approximately nil for the first six months of 2021, as compared to $0.9 million for the same period in 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense was $2.9 million for the first six months of 2021, as compared to $1.4 million for the same period of 2020. The increase results primarily from invoices received from REGENXBIO for accrued interest on the disputed amounts that we may owe to REGENXBIO under the prior license agreement, which is discussed in Note 3 of our Notes to Condensed Consolidated Financial Statements.

Net loss was $31.2 million for the first six months of 2021, or a $0.33 basic and diluted loss per common share as compared to a net loss of $61.2 million, or a $0.66 basic and diluted loss per common share, for the same period in 2020. The decrease in the net loss results primarily from a licensed technology impairment charge of $32.9 million in the first six months of 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sale of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents and short-term investments. As of June 30, 2021 and December 31, 2020, our cash, cash equivalents, receivables and short-term investments were $77.6 million and $95.0 million, respectively. Based on our existing cash, cash equivalents and short-term investments, our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months. We will need to secure additional funding in the future to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

As of June 30, 2021 and December 31, 2020, our working capital was $38.0 million and $55.8 million, respectively. The decrease in working capital as of June 30, 2021 resulted primarily from $25.1 million of cash used for operating activities, partially offset by $8.4 million of cash provided by financing activities.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC (the “2018 ATM Agreement”). Pursuant to the terms of the 2018 ATM Agreement, we are able to sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to the 2018 ATM Agreement are made under an effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,063,545 shares of our common stock under the 2018 ATM Agreement and received $7.7 million of net proceeds during the six months ended June 30, 2021. Cumulatively, as of June 30, 2021, we have sold an aggregate of 6,150,495 shares of our common stock under the 2018 ATM Agreement and received $24.6 million of net proceeds.

License Agreement

On November 4, 2018, we entered into a license agreement with REGENXBIO to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was to be due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling up to $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which was to remain payable if the agreement were terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license was being amortized over the life of the patent of eight years. On November 1, 2019, we entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which included $1 million of interest) that would have been due no later than April 1, 2020. That $8 million payment that had been scheduled to be paid by April 1, 2020 and the $20 million that had been due to be paid on November 4, 2020 are both recorded as payable to licensor on the consolidated balance sheet. The Company disputed that it was responsible for the $8 million and $20 million payments, and those payments were the subject of an arbitration between the Company and REGENXBIO as noted below.

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

On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($6.4 million as of June 30, 2021 based on invoices received from REGENXBIO). REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO Inc. in connection with the parties’ arbitration claims and counterclaims. Although the tribunal awarded REGENXBIO $28.0 million plus interest, we believe that prior to the arbitration decision, the two companies had entered into a binding settlement agreement, including $18.0 million payable to REGENXBIO over a two-year period. We intend to seek enforcement of the settlement agreement.

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

We are carefully and continually reassessing key business activities and all associated spending decisions. Nonetheless, we are spending necessary funds on manufacturing activities and preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds depend on many factors, including:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Accounting Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2021, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our Disclosure Controls and Procedures as of June 30, 2021 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between the parties relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($6.4 million as of June 30, 2021 based on invoices received from REGENXBIO). REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO Inc. in connection with the parties’ arbitration claims and counterclaims. Although the tribunal awarded REGENXBIO $28.0 million plus interest, we believe that prior to the arbitration decision, the two companies had entered into a binding settlement agreement, including $18.0 million payable to REGENXBIO over a two-year period. We intend to seek enforcement of the settlement agreement.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2020 should be carefully considered. The following updated risk factor should be considered in addition to the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2020:

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

Further, in connection with our license agreements we may be responsible for bringing any actions against third parties for infringing claims of the patents we have licensed. Certain of our license agreements also require us to meet development milestones to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may not be able to manufacture, or market products covered by the license or may face other penalties. If any dispute over in-licensed intellectual property prevents or impairs our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully commercialize the affected product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. It is possible that such termination may occur even if we believe that we have complied with our obligations under a license agreement, if a dispute arises between us and a licensor. Our license agreement with REGENXBIO had granted us an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to use REGENXBIO’s NAV AAV9 capsid in gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease, and CLN3 Disease. (Our CLN1 program was sold to Taysha Gene Therapies in August 2020.) On May 2, 2020, REGENXBIO terminated the license agreement. On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest ($6.4 million as of June 30, 2021 based on invoices received from REGENXBIO). REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO Inc. in connection with the parties’ arbitration claims and counterclaims. Although the tribunal awarded REGENXBIO $28.0 million plus interest, we believe that prior to the arbitration decision, the two companies had entered into a binding settlement agreement, including $18.0 million payable to REGENXBIO over a two-year period. We intend to seek enforcement of the settlement agreement. It is possible that REGENXBIO may in the future assert that our proposed products infringe one or more of REGENXBIO’s AAV9 patent claims, and we still may ultimately need a license to use the AAV9 capsid in our proposed MPS IIIA, MPS IIIB, or CLN3 products, if such a product is commercialized before the expiration of one or more REGENXBIO patent claims that cover our commercial product. Absent such a license, if we are found to infringe a valid and enforceable REGENXBIO AAV9 patent claim before the expiration of a relevant REGENXBIO patent, it is possible that a court may order us to pay a reasonable royalty to REGENXBIO until relevant patents expire. Although courts generally impose a reasonable royalty and it is very unlikely based on the current state of the relevant law that a court would grant a permanent injunction to prevent the launch of one of our products, it is possible that a court could enjoin us from commercializing our MPS IIIA, MPS IIIB, or CLN3 products until relevant AAV9 patents expire if the court finds that any harm to REGENXBIO would not be compensable by money damages.

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

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	July 28, 2021	By:	/s/ Michael Amoroso
Michael Amoroso
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2021	By:	/s/ Edward Carr
Edward Carr
Chief Accounting Officer
(Principal Financial Officer)

