Form 10-Q
period 2021-09-30
ABEONA THERAPEUTICS INC.
filed 2021-11-15
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2021 was 101,917,914 shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,781,000	$12,596,000
Short-term investments	23,217,000	82,438,000
Prepaid expenses and other current assets	907,000	2,708,000
Total current assets	67,905,000	97,742,000

Property and equipment, net	9,869,000	11,322,000
Right-of-use lease assets	6,207,000	7,032,000
Licensed technology, net	1,413,000	1,500,000
Goodwill	32,466,000	32,466,000
Other assets and restricted cash	1,159,000	1,136,000
Total assets	$119,019,000	$151,198,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,861,000	$4,695,000
Accrued expenses	2,593,000	3,410,000
Current portion of lease liability	1,723,000	1,713,000
Current portion of PPP loan payable	-	330,000
Current portion of payable to licensor	20,000,000	31,515,000
Contract liability	296,000	296,000
Total current liabilities	26,473,000	41,959,000

PPP loan payable	-	1,428,000
Payable to licensor	8,360,000	-
Long-term lease liabilities	4,442,000	5,260,000
Total liabilities	39,275,000	48,647,000

Commitments and contingencies
Stockholders’ equity:
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 101,867,539 at September 30, 2021; issued and outstanding 96,131,678 at December 31, 2020;	1,019,000	961,000
Additional paid-in capital	687,691,000	672,304,000
Accumulated deficit	(608,957,000)	(570,704,000)
Accumulated other comprehensive loss	(9,000)	(10,000)
Total stockholders’ equity	79,744,000	102,551,000
Total liabilities and stockholders’ equity	$119,019,000	$151,198,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues	$-	$7,000,000	$-	$7,000,000

Expenses:
Research and development	7,978,000	7,969,000	22,624,000	20,896,000
General and administrative	6,092,000	4,432,000	18,117,000	16,382,000
Depreciation and amortization	802,000	847,000	2,443,000	3,746,000
Licensed technology impairment charge	-	-	-	32,916,000
Total expenses	14,872,000	13,248,000	43,184,000	73,940,000

Loss from operations	(14,872,000)	(6,248,000)	(43,184,000)	(66,940,000)

Gain on settlement with licensor	6,743,000	-	6,743,000	-
PPP loan payable forgiveness income	1,758,000	-	1,758,000	-
Interest and miscellaneous income	10,000	338,000	33,000	1,261,000
Interest expense	(683,000)	(1,327,000)	(3,603,000)	(2,727,000)
Net loss	$(7,044,000)	$(7,237,000)	$(38,253,000)	$(68,406,000)

Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.40)	$(0.74)

Weighted average number of common shares outstanding – basic and diluted	97,990,338	92,714,983	96,258,681	92,594,339

Other comprehensive income/(loss):
Change in unrealized gains/(losses) related to available-for-sale debt securities	1,000	(116,000)	10,000	17,000
Foreign currency translation adjustments	(9,000)	-	(9,000)	-
Comprehensive loss	$(7,052,000)	$(7,353,000)	$(38,252,000)	$(68,389,000)

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
For the three months ended September 30, 2021
Balance, June 30, 2021	101,251,023	$1,013,000	$684,987,000	$(601,913,000)	$(1,000)	$84,086,000
Stock option-based compensation expense	-	-	1,387,000	-	-	1,387,000
Restricted stock-based compensation expense	-	-	1,150,000	-	-	1,150,000
Common stock issued for cash exercise of options	121,950	1,000	139,000	-	-	140,000
Issuance of common stock in connection with restricted share awards	474,825	5,000	(5,000)	-	-	-
Common stock issued for cash under open market sale agreement	19,741	-	33,000	-	-	33,000
Net loss	-	-	-	(7,044,000)	-	(7,044,000)
Other comprehensive loss	-	-	-	-	(8,000)	(8,000)
Balance, September 30, 2021	101,867,539	$1,019,000	$687,691,000	$(608,957,000)	$(9,000)	$79,744,000

For the three months ended September 30, 2020
Balance, June 30, 2020	84,781,241	$848,000	$667,712,000	$(547,639,000)	$133,000	$121,054,000
Stock option-based compensation expense	-	-	1,249,000	-	-	1,249,000
Restricted stock-based compensation expense	-	-	161,000	-	-	161,000
Cancellation of restricted share awards	(265,080)	(3,000)	3,000	-	-	-
Net loss	-	-	-	(7,237,000)	-	(7,237,000)
Other comprehensive loss	-	-	-	-	(116,000)	(116,000)
Balance, September 30, 2020	84,516,161	$845,000	$669,125,000	$(554,876,000)	$17,000	$115,111,000

For the nine months ended September 30, 2021
Balance, December 31, 2020	96,131,678	$961,000	$672,304,000	$(570,704,000)	$(10,000)	$102,551,000
Stock option-based compensation expense	-	-	3,797,000	-	-	3,797,000
Restricted stock-based compensation expense	-	-	3,118,000	-	-	3,118,000
Common stock issued for cash exercise of options	630,675	6,000	825,000	-	-	831,000
Issuance of common stock in connection with restricted share awards	2,021,900	20,000	(20,000)	-	-	-
Common stock issued for cash under open market sale agreement	3,083,286	32,000	7,667,000	-	-	7,699,000
Net loss	-	-	-	(38,253,000)	-	(38,253,000)
Other comprehensive income	-	-	-	-	1,000	1,000
Balance, September 30, 2021	101,867,539	$1,019,000	$687,691,000	$(608,957,000)	$(9,000)	$79,744,000

For the nine months ended September 30, 2020
Balance, December 31, 2019	83,622,135	$836,000	$664,064,000	$(486,470,000)	$-	$178,430,000
Stock option-based compensation expense	-	-	4,083,000	-	-	4,083,000
Restricted stock-based compensation expense	-	-	812,000	-	-	812,000
Common stock issued for cash exercise of options	75,793	1,000	174,000	-	-	175,000
Issuance of common stock in connection with restricted share awards	818,233	8,000	(8,000)	-	-	-
Net loss	-	-	-	(68,406,000)	-	(68,406,000)
Other comprehensive income	-	-	-	-	17,000	17,000
Balance, September 30, 2020	84,516,161	$845,000	$669,125,000	$(554,876,000)	$17,000	$115,111,000

The accompanying notes are an integral part of these condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,253,000)	$(68,406,000)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash licensed technology impairment charge	-	32,916,000
Non-cash gain on settlement with licensor	(6,743,000)	-
Non-cash PPP loan payable forgiveness income	(1,758,000)	-
Non-cash interest expense	-	600,000
Depreciation and amortization	2,443,000	3,746,000
Stock option-based compensation expense	3,797,000	4,083,000
Restricted stock-based compensation expense	3,118,000	812,000
Accretion and interest on short-term investments	256,000	(237,000)
Amortization of right-of-use lease assets	825,000	752,000
Change in operating assets and liabilities:
Receivables	-	(7,000,000)
Prepaid expenses and other current assets	1,801,000	2,443,000
Other assets	(23,000)	(62,000)
Accounts payable, accrued expenses and lease liabilities	(4,459,000)	(5,183,000)
Change in payable to licensor	3,588,000	2,127,000
Net cash used in operating activities	(35,408,000)	(33,409,000)

Cash flows from investing activities:
Capital expenditures	(903,000)	(1,303,000)
Purchases of short-term investments	(15,164,000)	(139,230,000)
Proceeds from maturities of short-term investments	74,130,000	51,037,000
Net cash provided by (used in)/investing activities	58,063,000	(89,496,000)

Cash flows from financing activities:
Proceeds from loan payable	-	1,758,000
Proceeds from open market sales of common stock	7,699,000	-
Proceeds from exercise of stock options	831,000	175,000
Net cash provided by financing activities	8,530,000	1,933,000

Net increase/(decrease) in cash, cash equivalents and restricted cash	31,185,000	(120,972,000)
Cash, cash equivalents and restricted cash at beginning of period	13,571,000	130,368,000
Cash, cash equivalents and restricted cash at end of period	$44,756,000	$9,396,000

Supplemental cash flow information:
Cash and cash equivalents	$43,781,000	$8,424,000
Restricted cash	975,000	972,000
Total cash, cash equivalents and restricted cash	$44,756,000	$9,396,000

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 were prepared by management without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2020 contains financial information taken from the audited Abeona consolidated financial statements as of that date.

Uses and Sources of Liquidity

The financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report was issued.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $67.0 million and net assets of $79.7 million. For the nine months ended September 30, 2021, we had cash outflows from operations of $35.4 million. We have not generated significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Stock options	7,755,196	6,431,183	7,755,196	6,431,183
Restricted stock	2,989,224	818,233	2,989,224	818,233
Total	10,744,420	7,249,416	10,744,420	7,249,416

NOTE 2 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held:

Description	September 30, 2021	December 31, 2020
U.S. government and agency securities and treasuries	$23,217,000	$82,438,000

The amortized cost of the available-for-sale debt securities, which is adjusted for amortization of premiums and accretion of discounts to maturity, was $23,217,000 and $82,448,000 as of September 30, 2021 and December 31, 2020, respectively. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the nine months ended September 30, 2021 or 2020.

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

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach an agreement, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. We considered the status of our discussions with REGENXBIO in March 2020 as a potential indicator of impairment in accordance with ASC 360-10-35-21. Our impairment test indicated that the carrying value of the license agreement exceeded its fair value and we recorded a $32.9 million non-cash impairment charge during the three months ended March 31, 2020.

On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest.

On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA Tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the Tribunal on November 8, 2021. Under the schedule set by the Tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration is complete. Oral argument on our request for a stay was set for March 10, 2022.

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable within one business day of the execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties was not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with licensor in the statement of operations and comprehensive loss during the three and nine months ended September 30, 2021 and a $6.7 million non-cash gain on settlement with licensor in the statement of cash flows during the nine months ended September 30, 2021.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	September 30, 2021	December 31, 2020
Licensed technology	$2,156,000	$2,156,000
Less accumulated amortization	743,000	656,000
Licensed technology, net	$1,413,000	$1,500,000

The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2021 is as follows:

2021, remainder	$29,000
2022	117,000
2023	117,000
2024	117,000
2025	117,000
Thereafter	916,000
Total	$1,413,000

Amortization on licensed technology was $29,000 and $87,000 for the three and nine months ended September 30, 2021 and $43,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively.

NOTE 4 - LOAN PAYABLE

On May 2, 2020, we received loan proceeds in the amount of approximately $1.8 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for loan forgiveness. The loan forgiveness for all or a portion of PPP loans was determined, subject to limitations, based on the use of loan proceeds over the 24 weeks after the loan proceeds are disbursed. In July 2021, we received notice from the SBA that our PPP loan has been forgiven. In the third quarter of 2021, the extinguishment of the PPP loan payable was recorded as PPP loan payable forgiveness income in the statement of operations and comprehensive loss. The forgiveness of the PPP loan payable was recorded as non-cash PPP loan payable forgiveness income in the statement of cash flows.

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

Description	September 30, 2021	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$23,217,000	$-	$23,217,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,413,000	$-	$-	$1,413,000	$-
Goodwill	32,466,000	-	-	32,466,000	-

Description	December 31, 2020	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$82,438,000	$-	$82,438,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,500,000	$-	$-	$1,500,000	$(32,916,000)
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 6 – STOCK-BASED COMPENSATION

Stock Options: The following table summarizes stock option-based compensation for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$432,000	$765,000	$1,649,000	$2,380,000
General and administrative	955,000	484,000	2,148,000	1,703,000
Stock option-based compensation expense included in operating expense	$1,387,000	$1,249,000	$3,797,000	$4,083,000

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility - we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term - we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate - we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends - we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Expected volatility	92%	110%	97%	111%
Expected term	6.08 years	6.25 years	5.97 years	6.25 years
Risk-free interest rate	0.97%	0.16%	0.98%	0.29%
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the options granted for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Options granted	1,028,000	342,100	4,383,308	3,415,146
Weighted-average:
Exercise price	$1.25	$3.08	$1.86	$2.38
Grant date fair value	$0.94	$2.56	$1.44	$1.99

Restricted Common Stock: The following table summarizes restricted common stock compensation expense for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$256,000	$89,000	$1,286,000	$561,000
General and administrative	894,000	72,000	1,832,000	251,000
Restricted stock-based compensation expense included in operating expense	$1,150,000	$161,000	$3,118,000	$812,000

The following table summarizes the restricted common stock granted for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Restricted common stock granted	767,934	-	2,743,668	1,083,313
Restricted common stock forfeited	(293,109)	(265,080)	(721,768)	(265,080)
Weighted-average:
Grant date fair value-granted awards	$1.24	$-	$1.77	$3.19
Grant date fair value-forfeited awards	$1.93	$3.18	$1.90	$3.18

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Arbitration Proceeding

We were engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between us and REGENXBIO relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest.

On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA Tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the Tribunal on November 8, 2021. Under the schedule set by the Tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration is complete. Oral argument on our request for a stay was set for March 10, 2022.

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable within one business day of the execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties was not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with licensor in the statement of operations and comprehensive loss during the three and nine months ended September 30, 2021 and a $6.7 million non-cash gain on settlement with licensor in the statement of cash flows during the nine months ended September 30, 2021.

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

Components of lease cost are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$434,000	$434,000	$1,302,000	$1,302,000
Variable lease cost	$105,000	$81,000	$344,000	$256,000
Short-term lease cost	$13,000	$19,000	$23,000	$43,000

The following table presents information about the amount and timing of cash flows arising from operating leases as of September 30, 2021:

Maturity of lease liabilities:
2021, remainder	$429,000
2022	1,727,000
2023	1,741,000
2024	1,781,000
2025	1,799,000
Thereafter	87,000
Total undiscounted operating lease payments	7,564,000
Less: imputed interest	1,399,000
Present value of operating lease liabilities	$6,165,000

Balance sheet classification:
Current portion of lease liability	$1,723,000
Long-term lease liability	4,442,000
Total operating lease liabilities	$6,165,000

Other information:
Weighted-average remaining lease term for operating leases	52 months
Weighted-average discount rate for operating leases	9.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical programs consist of: (i) EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), (ii) ABO-102, an adeno-associated virus (“AAV”)-based gene therapy for Sanfilippo syndrome type A (“MPS IIIA”), and (iii) ABO-101, an AAV-based gene therapy for Sanfilippo syndrome type B (“MPS IIIB”). We continue to develop additional AAV-based gene therapies designed to treat ophthalmic and other diseases, next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs. A number of our product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe, Japan, or other world markets. Our pipeline includes three programs in clinical development—EB-101, ABO-101 and ABO-102—for which we hold several U.S. and European Union (“EU”) regulatory designations, and a pipeline of additional earlier stage programs:

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

IMPACT OF COVID-19 PANDEMIC ON OUR BUSINESS

We continue to monitor the impact of the COVID-19 pandemic on our business and take appropriate actions to manage our spending activities and preserve our cash resources. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of vaccine adoption or roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses and our partners will operate in a post COVID-19 environment. While we are unable to determine or predict the extent, duration or scope of the overall impact the COVID-19 pandemic will have on our business, operations, financial condition or liquidity, we believe it is important to keep our stakeholders informed about how our response to COVID-19 is progressing and how our operations and financial condition may change.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

License and other revenues for the third quarter of 2021 were nil, as compared to $7.0 million for the same period of 2020. The revenues in the third quarter of 2020 were due to the sublicense and inventory purchase agreements we entered into with Taysha Gene Therapies (“Taysha”) in August 2020 for ABO-202, an AAV gene therapy for CLN1 disease (also known as infantile Batten disease). The agreements grant to Taysha worldwide exclusive rights to intellectual property developed by scientists at the University of North Carolina at Chapel Hill and us, and our know-how relating to the research, development and manufacture of the gene therapy.

Total research and development spending was $8.0 million for each of the third quarters of 2021 and 2020.

Total general and administrative spending was $6.1 million in the third quarter of 2021, as compared to $4.4 million for the same period of 2020, an increase of $1.7 million. The increase in expenses was primarily due to:

●	increased stock-based compensation of $1.3 million; and
●	increased professional fees of $0.7 million; partially offset by
●	decreased salary and related costs of $0.3 million.

Depreciation and amortization was $0.8 million in each of the third quarters of 2021 and 2020.

Gain on settlement with licensor was $6.7 million in the third quarter of 2021, as compared to nil in the same period of 2020. On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between us and REGENXBIO. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with REGENXBIO in the third quarter of 2021.

PPP loan payable forgiveness income was $1.8 million in the third quarter of 2021, as compared to nil in the same period of 2020. In July 2021, we received notice from the SBA that our PPP loan had been forgiven so the PPP loan payable was reversed in the third quarter of 2021.

Interest and miscellaneous income was nil for the third quarter of 2021, as compared to $0.3 million for the same period in 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense was $0.7 million for the third quarter of 2021, as compared to $1.3 million for the same period of 2020. The interest expense results from accrued interest under the prior license agreement with REGENXBIO, which is discussed in Note 3 of our Notes to Condensed Consolidated Financial Statements. The decrease results from a $0.6 million adjustment to accrued interest recorded in the third quarter of 2020 after it was determined and ordered by the American Arbitration Association (“AAA”) tribunal that in accordance with the license agreement, interest should be computed without compounding.

Net loss was $7.0 million for the third quarter of 2021, or a $0.07 basic and diluted loss per common share as compared to a net loss of $7.2 million, or a $0.08 basic and diluted loss per common share, for the same period in 2020.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

License and other revenues for the first nine months of 2021 were nil, as compared to $7.0 million for the same period of 2020. The decrease in revenue was due to the aforementioned sublicense and inventory purchase agreements we entered into with Taysha in August 2020.

Total research and development spending was $22.6 million for the first nine months of 2021, as compared to $20.9 million for the same period of 2020, an increase of $1.7 million. The increase in expenses was primarily due to increased clinical and development work for our gene and cell therapy product candidates and other related costs of $1.7 million.

Total general and administrative spending was $18.1 million for the first nine months of 2021, as compared to $16.4 million for the same period of 2020, an increase of $1.7 million. The increase in expenses was primarily due to:

●	increased stock-based compensation of $1.9 million; and
●	increased professional fees of $3.0 million; partially offset by
●	decreased salary and related costs of $3.1 million resulting from severance costs of $1.3 million recorded in the first nine months of 2020 and lower compensation costs of $1.8 million due to reduced general and administrative headcount in the first nine months of 2021; and
●	decreased other costs of $0.1 million.

Depreciation and amortization was $2.4 million for the first nine months of 2021, as compared to $3.7 million for the same period in 2020, a decrease of $1.3 million. The decrease was driven by decreased amortization expense of $1.3 million on licensed technology in the first nine months of 2021, as compared to the same period in 2020, due to the write-off of the REGENXBIO licensed technology in the first quarter of 2020.

Our license agreement with REGENXBIO terminated on May 2, 2020. Since our impairment testing indicated that the carrying value of the license agreement with REGENXBIO exceeded its fair value, we recorded a $32.9 million non-cash impairment charge in the first six months of 2020.

Gain on settlement with licensor was $6.7 million in the first nine months of 2021, as compared to nil in the same period of 2020. On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between us and REGENXBIO. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with REGENXBIO in the first nine months of 2021.

PPP loan payable forgiveness income was $1.8 million in the first nine months of 2021, as compared to nil in the same period of 2020. In July 2021, we received notice from the SBA that our PPP loan had been forgiven so the PPP loan payable was reversed in the first nine months of 2021.

Interest and miscellaneous income was nil for the first nine months of 2021, as compared to $1.3 million for the same period of 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense was $3.6 million for the first nine months of 2021, as compared to $2.7 million for the same period of 2020. The increase results primarily from accrued interest under the prior license agreement with REGENXBIO, which is discussed in Note 3 of our Notes to Condensed Consolidated Financial Statements.

Net loss was $38.3 million for the first nine months of 2021, or a $0.40 basic and diluted loss per common share as compared to a net loss of $68.4 million, or a $0.74 basic and diluted loss per common share, for the same period in 2020. The decrease in the net loss resulted primarily from a licensed technology impairment charge of $32.9 million in the first nine months of 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through sale of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents and short-term investments. As of September 30, 2021 and December 31, 2020, our cash, cash equivalents and short-term investments were $67.0 million and $95.0 million, respectively. Based on our existing cash, cash equivalents and short-term investments, our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months. We will need to secure additional funding in the future to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

As of September 30, 2021 and December 31, 2020, our working capital was $41.4 million and $55.8 million, respectively. The decrease in working capital as of September 30, 2021 resulted primarily from $35.4 million of cash used for operating activities, partially offset by $8.5 million of cash provided by financing activities and the positive impact on working capital of the Settlement Agreement with REGENXBIO as described further below.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC (the “2018 ATM Agreement”). Pursuant to the terms of the 2018 ATM Agreement, we were able to sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to the 2018 ATM Agreement are made under an effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,083,286 shares of our common stock under the 2018 ATM Agreement and received $7.7 million of net proceeds during the nine months ended September 30, 2021. Cumulatively, as of September 30, 2021, we have sold an aggregate of 6,170,236 shares of our common stock under the 2018 ATM Agreement and received $27.7 million of net proceeds.

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

Prior to the April 1, 2020 deadline, we engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but we were unable to reach an agreement, and we did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent us a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired. There were no penalties for early termination of the license.

On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest.

On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA Tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the Tribunal on November 8, 2021. Under the schedule set by the Tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration is complete. Oral argument on our request for a stay was set for March 10, 2022.

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable within one business day of the execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties was not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2021, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of September 30, 2021 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were engaged in an arbitration proceeding with REGENXBIO regarding the former license agreement between us and REGENXBIO relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest.

On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA Tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the Tribunal on November 8, 2021. Under the schedule set by the Tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration is complete. Oral argument on our request for a stay was set for March 10, 2022.

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable within one business day of the execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties was not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. As of September 30, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with licensor in the statement of operations and comprehensive loss during the three and nine months ended September 30, 2021 and a $6.7 million non-cash gain on settlement with licensor in the statement of cash flows during the nine months ended September 30, 2021.

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

If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may not be able to manufacture, or market products covered by the license or may face other penalties. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. It is possible that such termination may occur even if we believe that we have complied with our obligations under a license agreement, if a dispute arises between us and a licensor. Our license agreement with REGENXBIO had granted us an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to use REGENXBIO’s NAV AAV9 capsid in gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease, and CLN3 Disease. (Our CLN1 program was sold to Taysha Gene Therapies in August 2020.) On May 2, 2020, REGENXBIO terminated the license agreement. On May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of the $28 million plus interest, which REGENXBIO argued remained due. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest. On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA Tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the Tribunal on November 8, 2021. Under the schedule set by the Tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration is complete. Oral argument on our request for a stay was set for March 10, 2022. On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable within one business day of the execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties was not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. It is possible that REGENXBIO may in the future assert that our proposed products infringe one or more of REGENXBIO’s AAV9 patent claims, and we still may ultimately need a license to use the AAV9 capsid in our proposed MPS IIIA, MPS IIIB, or CLN3 products, if such a product is commercialized before the expiration of one or more REGENXBIO patent claims that cover our commercial product. Absent such a license, if we are found to infringe a valid and enforceable REGENXBIO AAV9 patent claim before the expiration of a relevant REGENXBIO patent, it is possible that a court may order us to pay a reasonable royalty to REGENXBIO until relevant patents expire. Although courts generally impose a reasonable royalty and we believe it is very unlikely based on the current state of the relevant law that a court would grant a permanent injunction to prevent the launch of one of our products, it is possible that a court could enjoin us from commercializing our MPS IIIA, MPS IIIB, or CLN3 products until relevant AAV9 patents expire if the court finds that any harm to REGENXBIO would not be compensable by money damages.

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

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

10.1	Letter Agreement, dated August 10, 2021, between the Company and Edward Carr.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	November 15, 2021	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ Edward Carr
Edward Carr
Chief Financial Officer
(Principal Financial Officer)

