Form 10-K
period 2021-12-31
ABEONA THERAPEUTICS INC.
filed 2022-03-31
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2021, was approximately $137,200,000.

The number of shares outstanding of the registrant’s common stock as of March 21, 2022 was 147,378,022 shares.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our Phase 3 clinical trial (VIITAL™) for patients with recessive dystrophic epidermolysis bullosa (“RDEB”) and our beliefs relating thereto; our ability to follow patients in the Phase 3 clinical trial; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies; the discontinuation of development activities for our ABO-101 and ABO-102 programs; the potential impacts of the COVID-19 pandemic on our business, operations, and financial condition; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;; our pipeline of product candidates; our belief that we have sufficient resources on hand, access to additional financial resources and/or financial flexibility to fund operations for at least the next 12 months from the date of filing of this report; our belief that EB-101 could potentially benefit patients with RDEB; our ability to develop our novel AAV-based gene therapy platform technology; our belief in the adequacy of the clinical trial data from our VIITAL™, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our ability to regain and maintain compliance with the listing standards of the Nasdaq Capital Market; the successful discontinuation development activities for our ABO-101 and ABO-102 programs; our ability to increase our authorized capital; our ability to access our existing at-the-market sale agreement and any dilution that may result from accessing such sales agreement; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months given our existing cash, cash equivalents and short-term investments; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; development of our novel AAV-based gene therapy platform technology; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I

ITEM 1.	BUSINESS

Business

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead clinical program is EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), which is currently in the pivotal Phase 3 VIITAL™ clinical trial. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner for EB-101 with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our adeno-associated virus (“AAV”)-based gene therapy ABO-102 for Sanfilippo syndrome type A (“MPS IIIA”) and we have discontinued development of our AAV-based gene therapy ABO-101 for Sanfilippo syndrome type B (“MPS IIIB”).

We plan to continue development of AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill (“UNC”), and internal AAV vector research programs.

We believe that our current product candidates are eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe, Japan, or other world markets. Our pipeline includes programs for which we hold several U.S. and European Union (“EU”) regulatory designations, and a pipeline of additional earlier stage programs:

Our pipeline features early- and late-stage candidates with the potential to transform the treatment of devastating genetic diseases, and we are conducting clinical trials in the U.S. and abroad.

Our Mission and Strategy

Abeona is at the forefront of cell and gene therapy research and development. We are a fully-integrated company featuring therapies in clinical development, in-house manufacturing facilities, a robust pipeline, and scientific and clinical leadership. We see our mission as working to create, develop, manufacture, and deliver cell and gene therapies for people impacted by serious diseases. We partner with leading academic researchers, patient advocacy organizations, caregivers and other biotechnology companies to develop therapies that address the underlying cause of a broad spectrum of rare genetic diseases for which no effective treatment options exist today.

In 2021, we continued to make progress toward fulfilling our goal of harnessing the promise of genetic medicine to transform the lives of people impacted by serious diseases and redefining the standard of care through cell and gene therapies. Our strategy to achieve this goal consists of:

Advancing our Clinical Cell and Gene Therapy Programs and Research and Development with a Focus on Rare and Orphan Diseases.

Through our cell and gene therapy expertise in research and development, we believe we are positioned to introduce efficacious and safe therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field.

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

Establishing Leadership Position in Commercial-Scale Cell and Gene Therapy Manufacturing.

We established current Good Manufacturing Practice (“cGMP”), clinical-scale manufacturing capabilities for gene-corrected cell therapy and AAV-based gene therapies in our state-of-the-art Cleveland, Ohio facility. We believe that our platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, reduced cost, and faster times to market. We have focused on establishing internal Chemistry, Manufacturing and Controls (“CMC”) capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

Establishing Additional Cell and Gene Therapy Franchises and Adjacencies through In-Licensing and Strategic Partnerships.

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

Our Pipeline

Our pipeline features early- and late-stage candidates with the potential to transform the treatment of devastating genetic diseases.

Our lead clinical program is EB-101, an autologous, gene-corrected cell therapy for RDEB, which is currently in a Phase 3 clinical trial. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. We continue to develop additional AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from UNC, and internal AAV vector research programs.

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

Similar to other rare diseases, the incidence and prevalence of RDEB are not well defined. Incidence of 0.2 to 3.05 per million births and prevalence of 0.14 to 1.35 per million people have been observed across different geographies, primarily estimated by limited population analyses of clinical databases or registries (Eichstadt et al.; Clinical, Cosmetic and Investigational Dermatology, 2019). Using genetic modeling of COL7A1 variants, which is believed to cause RDEB, Stanford University estimated the incidence of RDEB to be approximately 63 per million births, and prevalence could be up to 3,850 patients in the U.S., whose wounds may benefit from COL7A1-mediated treatments such as EB-101.

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

We expect EB-101 could be a treatment option for large and chronic RDEB wounds for which EB-101 has shown durable healing and associated pain reduction in a phase 1/2 clinical trial. The data from the phase 1/2 clinical trial supports the VIITAL™ phase 3 trial. These larger and/or chronic wounds carry the highest burden, including the need for frequent dressing changes, pain, pruritus, risk of infection, and developing skin cancer.

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

RDEB patients also have periodic surgeries to relieve disease related issues such as narrowing of their esophagus, fusing of fingers, and corneal abrasions.

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

Over the past two years, we have been conducting a pivotal Phase 3 clinical trial, referred to as VIITAL™, evaluating the potential of EB-101 for the treatment of RDEB. VIITAL™ is an ongoing randomized, control-matched Phase 3 clinical trial assessing treatment with EB-101 in 10 to 15 patients, comprising approximately 36 large chronic wound sites treated in total. The co-primary endpoints of VIITAL™ are a) proportion of EB-101 treated wounds with >50% healing from baseline at 24 weeks and b) improvement in pain at 24 weeks assessed by the Wong-Baker pain scale at time of dressing change versus an untreated control wound. The FDA has agreed on the endpoints and other characteristics of the study.

We achieved target enrollment for the VIITAL™ study in the first quarter of 2022. Given that the co-primary endpoints are measured at 24 weeks following treatment, we anticipate topline results in the third quarter of 2022. We are focusing our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner.

In 2021, we continued to prepare our cGMP commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned Biologics License Application (“BLA”) filing. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility and we have now completed the update to Module 3 of the Investigational New Drug Application describing the in-house production of both retroviral vector and the final drug product. Based on feedback from the FDA, we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans to support the BLA submission.

ABO-102 and ABO-101 for the treatment of Mucopolysaccharidosis (MPS) III (Sanfilippo syndrome)

Disease Overview

MPS III (Sanfilippo syndrome) is a group of four inherited lysosomal storage diseases, described as type A, B, C or D, which result from enzyme deficiencies responsible for abnormal accumulation of glycosaminoglycans (“GAGs”), which are long, linear polysaccharides also known as mucopolysaccharides, in body tissues that lead to progressive cell damage, and neurodevelopmental and physical decline. The incidence of MPS III (all four types combined) is estimated to be 1 in 70,000 births.

Lysosomes are intra-cellular sacs that harbor enzymes for replacing used materials and breaking them down for disposal. Children with MPS III are missing a lysosomal enzyme that is essential in breaking down mucopolysaccharides, specifically heparan sulfate. The partially broken down heparan sulfate remains stored in cells in the body causing progressive lysosomal and cell damage and eventually cell death. Babies may show little sign of the disease early in life, but as neurodevelopment is impaired and more cells become damaged, symptoms start to appear within the first few years of life.

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

Program Status

In 2021, we continued developing AAV-based gene therapies ABO-102 and ABO-101 for MPS IIIA and MPS IIIB (Sanfilippo syndrome Type A and Sanfilippo syndrome Type B, respectively). These gene therapies are administered once through intravenous infusion. ABO-102 and ABO-101 deliver a functioning copy of the defective gene to cells of the central nervous system (“CNS”) and peripheral organs with the aim of halting the deleterious effects caused by the malfunctioning enzyme and impairment of lysosomal functioning. Both viral vector constructs rely on the neurotropism of the AAV9 serotype and its ability to cross the blood brain barrier (“BBB”) and deliver the functional copy of the gene to the CNS.

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

MPS IIIA is caused by the absence of functional SGSH gene. In the pivotal gene transfer clinical trial of ABO-102 (scAAV9.U1a.hSGSH) for patients with MPS IIIA (study ABT-001; NCT02716246), subjects receive a single intravenous injection of ABO-102 to facilitate systemic delivery, including to the CNS, of a functional SGSH gene. Subjects are evaluated at multiple time points post-treatment for safety and signals of biopotency and clinical efficacy. The results to-date from the high dose cohort 3 showed evidence of preservation of neurocognitive development with continuous cognitive gains within normal range of a non-afflicted child, especially for children treated with ABO-102 with DQ higher than 60 around or before 30 months of age, as well as dose-related and sustained reduction in cerebrospinal fluid (“CSF”) levels of heparan sulfate, denoting transgene expression in the CNS, and a durable reduction of liver volume. No treatment related serious adverse events (“SAEs”) have been reported to date, with follow-up longer than two years post treatment in the majority of patients.

Summary of MPS IIIA ABO-102 Phase 1/2/3 Study Data as of March 2022:

●	24 patients treated over three cohorts (including 18 patients in Cohort 3)
●	Clear dose-response and sustained reduction of heparan sulfate levels in CSF
●	Sustained reduction in liver volume
●	Positive neurocognitive signals seen in younger, higher functioning patients enrolled in cohort 3
●	As of March 2022, mean follow-up in cohort 1 (62 months); cohort 2 (57 months); and cohort 3 (23 months):
○	ABO-102 has been well tolerated to date
○	No deaths
○	No infusion-related adverse events
○	No serious drug-related adverse events
○	ELISpot negative for the SGSH enzyme

In 2021, we continued recruitment in a second Phase 1/2 clinical trial with ABO-102 (study ABT-003; NCT04088734) to treat certain patients who did not qualify for participation in study ABT-001 for MPS IIIA. A total of 5 patients were treated. The ABT-003 study was terminated in March 2022 based on a lack of improved neurocognitive ability in older children with more advanced disease.

As part of our portfolio prioritization in early 2022, we have intensified our pursuit of a strategic partnership to take over development activities for ABO-102. As part of the FDA’s feedback on the Statistical Analysis Plan in January 2022, the FDA recommended that all participants be followed to an age of at least 60 months, which would shift timing of the neurocognitive outcomes data readout to late-2024/early-2025, as compared to our prior projection of the second quarter of 2023.

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

In the ABO-101 (rAAV9.CMV.hNAGLU) program for patients with MPS IIIB, subjects in our ongoing Phase 1/2 gene transfer clinical study (study ABT-002; NCT03315182) receive a single, intravenous infusion of ABO-101, which uses an AAV9 vector to introduce a functional NAGLU gene to treat patients with MPS IIIB disease. Subjects are evaluated at multiple time points post-injection for safety assessments and efficacy parameters.

In 2021, we reported updated data from the ABT-002 trial showing dose dependent increases in plasma NAGLU activity, with normalization up to 6 months in cohort 3, accompanied by dose-dependent reductions of plasma and urinary heparan sulfate and urinary GAGs and decreased CSF levels of heparan sulfate levels sustained up to 24 months. Preliminary neurocognitive assessments, brain and liver MRI analyses demonstrate changes in the direction of improvement. Longer follow-up with patients treated in cohorts 2 and 3 is needed to confirm preliminary cognitive and brain volumetric changes. There was one serious drug-related adverse event of prolonged hospitalization reported in cohort 3 where the patient experienced a grade 2 episode of diarrhea and vomiting after treatment with ABO-101 and was required to stay in the hospital for two additional days for observation.

Summary of MPS IIIB ABO-101 Phase 1/2 Study Data as of March 2022:

●	14 patients treated
●	Clear signals of biologic effect with reduction of disease-specific biomarkers in the CSF, plasma and urine and reduction in liver volumes
●	Longer follow-up with patients treated in cohorts 2 and 3 is needed to address cognitive changes
●	As of March 2022, mean follow-up in cohort 1 (32 months), cohort 2 (22 months) and cohort 3 (7 months):
○	ABO-101 has been well tolerated to date
○	No deaths
○	No infusion-related adverse events
○	One serious drug-related adverse event requiring two additional days of hospitalization for observation due to a grade 2 episode of diarrhea and vomiting
○	ELISpot negative for the NAGLU enzyme

In 2021, we discontinued enrollment in our ABO-101 study and in March 2022, we decided to discontinue all further ABO-101 development activities.

Next-Generation Gene Therapy Treatments anchored in AIM™ Vector Platform

In 2016, we licensed a library of first-generation novel AAV capsids from UNC. In partnership with academic institutions, our own scientific research teams have identified vectors within the AIM™ capsid library showing strong potential to successfully target and reach the central nervous system as well as ocular, lung, muscle, liver, and other tissues. Based on continuing research being conducted by Abeona and our research partners, we observed improvements in gene delivery to specific tissues compared to currently available AAV technology. We believe AIM™ vectors also have the potential for redosing subjects who previously received certain AAV gene therapy or subjects who have pre-existing antibodies to naturally occurring AAV serotypes.

ABO-50X for the treatment of genetic eye disorders

Program Overview

This research program comprises several vectors being tested for different monogenic retinal disorders. Eighty percent of genetic eye disorders affect the photoreceptor or RPE cells, and correction of mutations in the retina has been accomplished by several groups using AAV gene therapy delivered through subretinal or intravitreal injection. We are exploring various routes of administration to deliver AAV to the retina, including subretinal, intravitreal and para-retinal delivery. We believe intravitreal delivery of small volume gene therapies is an attractive alternative to deliver gene therapy to the retina in an out-patient setting. We anticipate para-retinal injection to be safer as compared to subretinal and may serve programs that currently require subretinal dosing.

Program Status

ABO-50X AAV-based vectors are currently undergoing lead candidate identification. Preclinical animal studies are ongoing in indication-specific disease mouse models with readouts expected in the later part of 2022.

Early preclinical findings from mouse models identified the novel AIM™ capsid AAV204 as one of three lead candidate capsids that demonstrate robust transduction of retinal cells. The data in mice demonstrated that intravitreal administration of AAV204 resulted in broad retinal expression that penetrated to the photoreceptor and retinal pigmented epithelium layers.

Mouse findings were confirmed in non-human primates where we noted that intravitreal administration of AAV204, expressing green fluorescent protein (GFP), resulted in broad transgene expression in the peripheral retina as well as intense expression in the fovea 25 days post-administration. Para-retinal administration of AAV204, expressing GFP, also showed transduction of photoreceptor cells in the fovea as well as strong expression in retinal ganglion cells throughout the retina.

ABO-201 for the treatment of CLN3 disease, also known as juvenile Batten disease (or Juvenile Neuronal Ceroid Lipofuscinosis) (“CLN3 Disease”)

Disease Overview and Program Overview

CLN3 disease is a rare, fatal, autosomal recessive (inherited) disorder of the nervous system that typically begins between 4 and 8 years of age. Often the first noticeable sign of CLN3 disease is vision impairment, which tends to progress rapidly and eventually result in blindness. As the disease progresses, children experience loss of previously acquired skills (developmental regression). This regression usually begins with the loss of the ability to speak in complete sentences. Children then lose motor skills, such as the ability to walk or sit. They also develop movement abnormalities that include rigidity or stiffness, slow or diminished movements (hypokinesia), and stooped posture. Beginning in mid-to-late-childhood, affected children may have recurrent seizures (epilepsy), heart problems, behavioral problems, and difficulty sleeping. Normal life expectancy is greatly reduced with most people with juvenile Batten disease only living into their twenties or thirties. As of December 31, 2021, no specific treatment is known that can halt or reverse the symptoms of CLN3 disease.

ABO-201 (scAAV9.CLN3) is an AAV-based gene therapy that has shown preclinical efficacy following delivery of a functioning copy of the CLN3 gene in a mouse model of CLN3 disease. Preclinical studies have previously demonstrated reduced lysosomal storage and decreased astrocyte/microglia activation in the CNS as well as improved motor function.

ABO-401 for the Treatment of Cystic Fibrosis

Disease Overview and Program Overview

Cystic Fibrosis (“CF”) is a progressive genetic disorder caused by mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. Malfunction of this gene affects cells that produce mucus, sweat and digestive fluids. In unaffected individuals, these secreted fluids are normally thin and slippery, but in cystic fibrosis, a defective CFTR gene causes the secretions to become thick and sticky. Instead of acting as a lubricant, the secretions plug up tubes, ducts, and passageways, especially in the lungs and pancreas, and cause repeated lung infections and difficulty breathing, impaired pancreatic function and digestive abnormalities.

The preclinical ABO-401 program employs the AAV204 AIMTM capsid. ABO-401 has shown the ability to deliver the CFTR transgene to the lungs of gut-corrected delta-F508 mice. Another study also demonstrated correction of the underlying chloride current deficit in human CF donor-derived nasal and bronchial epithelium cells treated with ABO-401. Correction of chloride channel current following ABO-401 administration occurred regardless of underlying mutations of the CFTR gene, including the most common CF mutation, delta-F508.

Establishing Leadership Position in Commercial-Scale Cell and Gene-Therapy Manufacturing

We have established a cGMP manufacturing facility, the Elisa Linton Center located in Cleveland, Ohio, which enables us to enhance supply chain control, establish tighter quality control testing, increase supply capacity, reduce production costs and gain manufacturing efficiency for clinical trials related to our product candidates and ensure commercial demand is met in the event our therapies receive marketing approval. Our facility is led by a team of highly-skilled production, process/assay development and QC scientists with expertise in cell and gene therapy, particularly in cell culture, upstream manufacturing, downstream purification, assay development and wet lab techniques.

We have completed the first two phases of our 26,000+ square foot manufacturing build-out plans in Cleveland, Ohio. The first phase, completed in 2018, was a 6,000 square foot state-of-the-art cGMP production facility for the manufacturing of cell and gene therapies. The facility is designed to initially manufacture clinical drug products with later intent of manufacturing commercial grade cGMP drug product. The second phase, completed in 2019, was the completion of an additional 8,000 square feet of state-of-the-art laboratory space to support our expanding quality control, process development, and assay development teams. The second phase also included nearly 2,000 square feet of cGMP Inventory Control space. In connection with our shift in strategic priorities in 2022, we have ceased the planned build-out of additional AAV manufacturing space intended for ABO-102.

We have advanced our in-house manufacturing capabilities for our autologous cell replacement therapy (EB-101) for the treatment of RDEB. The product is manufactured as a multilayer cellular sheet containing corrected keratinocytes that is fastened to a petrolatum gauze backing with surgical hemoclips. Gene-corrected sheets are applied over wound areas, where they are expected to produce keratinocytes with functioning Type VII collagen, providing wound coverage and allowing for long-term wound healing. A key component to the EB-101 drug product manufacturing process is the retroviral vector which delivers the functional copy of the Collagen VII Alpha 1 cDNA to the autologous patient cells. Initially developed at the Indiana University Vector Production Facility, we have transferred the cGMP manufacturing process for the LZRSE-Col7A1 retroviral vector to our Cleveland, Ohio facility and have produced three cGMP lots for analytical and clinical comparability. We have also created and characterized a cGMP master cell bank and a working cell bank to support the cGMP production of the retroviral vector.

We have established AAV vector manufacturing capabilities that use the triple plasmid transient transfection method. We insert, or transfect, many copies of three DNA plasmids encoding the specific therapeutic gene sequence, or transgene, the capsid coding sequence, and helper sequences into AAV-293 cells using a serum-free, suspension-based bioreactor vector production technology. During an incubation period following transfection, each cell produces AAV vectors through biosynthesis using the cells’ natural machinery. At the end of the incubation period, the newly generated AAV vectors are harvested, purified and filtered in a multi-step process. We continue to maintain focus on cGMP compliance and ensuring adequate supply to support our future clinical activity.

We have established and maintained strong and collaborative relationships with third-party companies specializing in the testing of cell and gene therapy material to complement our process and assay development needs.

We have made significant investments in developing optimized manufacturing processes and believe that our processes and methods developed to date provide a comprehensive manufacturing process for EB-101 and AAV-based vector therapies, including:

●	sufficient scale to support commercial manufacturing requirements for EB-101
●	processes related to biopsy, cell collection, storage and transportation as part of manufacturing for EB-101
●	processes related to product release testing for EB-101
●	processes related to the manufacture and release testing of retroviral supernatant
●	establishing transportation and packaging processes and materials for finished EB-101 product
●	proprietary AAV vector manufacturing processes and techniques that produce a highly purified product candidate
●	AAV serum-free suspension technology that is readily scalable
●	multiple assays to accurately characterize our process and the AAV vectors we produce
●	a series of purification processes, which may be adapted and customized for multiple different AAV capsids, with a goal of higher concentrations of active vectors, and that are essentially free of empty capsids.

We believe that these improvements will enable us to develop best-in-class, next-generation cell and gene therapy products. As we look to potentially commercialize EB-101, if approved, we are working towards filing a potential BLA to support commercial manufacturing of EB-101 from our Cleveland facility. Based on feedback from the FDA, we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans.

Maintain a Strong Intellectual Property Portfolio

We strive to protect our commercially important proprietary technology, inventions, and know-how, including by seeking, maintaining, and defending patent rights, both for inventions developed internally and for inventions licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology platforms, continuing technological innovation, and in-licensing opportunities to develop, strengthen and maintain our position in the field of cell and gene therapy. We may also rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available.

Our success may depend in part on our ability to obtain and maintain patent and other protections for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and intellectual property rights of third parties. Our ability to stop third parties from making, having made, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we may not be granted patents with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

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

We have secured an exclusive license through Nationwide Children’s Hospital to patent applications for AAV-based treatments for patients with MPS IIIA and IIIB, including four pending applications in the United States. United States patent(s) that may be granted from this family would be expected to expire between approximately late 2029 and mid-2032.

2.	CLN3 Disease (Juvenile Batten Disease)

We have licensed exclusive rights to an international patent family from the University of Nebraska Medical Center and the Ohio State Innovation Foundation, directed to AAV gene therapy for the treatment of CLN3 disease (also known as juvenile Batten disease). The licensed patent family includes pending national stage applications in the United States, Canada, Europe, China, Japan, New Zealand, and Australia, as well as U.S. Patent No. 10,876,134 (“the ‘134 Patent”), entitled “Gene therapy for juvenile batten disease,” which was issued on December 29, 2020 and contains claims directed to CLN3-related vectors, methods, and formulations. The ‘134 Patent is expected to expire in approximately December 2035 absent any future grant of patent term extension.

3.	Recessive Dystrophic Epidermolysis Bullosa

To support our EB franchise, we have licensed a patent family from Stanford University covering technology for the treatment of RDEB. Patents covering our investigational EB-101 product have been granted by the European Patent Office (EP3400287B1), in Australia (AU2017205925A), and in Hong Kong (HK40000104), and are expected to expire in early 2037. National stage patent applications remain pending in the United States, Canada, Israel, Japan, South Korea, China, New Zealand, Russia, Mexico, South Africa, and Brazil. United States patent(s) that may be granted from this portfolio would be expected to expire in approximately 2037. We have also filed a United States patent application directed to packaging and transport of the EB product, which has been published as WO2021011821A1.

4.	AIM™ Capsids

We have an exclusive license to an international patent family from UNC covering novel adeno-associated virus (“AAV”) capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. National stage applications directed to the AIM™ capsids have been filed in the United States, Australia, Brazil, China, Hong Kong, Europe, Canada, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa. The first patent in this patent family, U.S. Patent No. 10,532,110 (the “‘110 Patent”), was issued to UNC on January 14, 2020. The ‘110 Patent is entitled to 352 days of patent term adjustment, making its projected expiration date November 6, 2036. The second patent in this patent family, U.S. Patent No. 10,561,743 (the “‘743 Patent”), was issued to UNC on February 18, 2020. The ‘743 Patent is expected to expire on November 20, 2035. We have exclusive rights to both the ‘110 Patent and the ‘743 Patent under our license with UNC.

5.	CLN1 Disease (Infantile Batten Disease)

We have also licensed from UNC rights to a patent portfolio directed to optimized CLN1 genes and expression cassettes for use in treating CLN1 disease (also known as infantile Batten disease). Patent applications are pending in the United States, Canada, Europe, Israel, India, China, Japan, South Korea, Australia, New Zealand, Mexico, Brazil, Russia, and South Africa. United States patent(s) that may be granted from this portfolio would be expected to expire in approximately 2037. In August 2020, we entered into an agreement exclusively sublicensing the CLN1 patent portfolio to Taysha Gene Therapies.

6.	Rett Syndrome

We have licensed rights to patent applications from both UNC and the University of Edinburgh relating to gene therapy for the treatment of Rett Syndrome. The patent applications licensed from UNC at Chapel Hill are directed to viral genomes designed to regulate expression of the MeCP2 gene, which is mutated in patients with Rett Syndrome. The patent applications licensed from the University of Edinburgh are directed to expression cassettes for MeCP2 polypeptides and to synthetic MeCP2 polypeptides. National stage applications for the patent application directed to MeCP2 expression cassettes are now pending in the United States, Canada, Brazil, China, Japan, Australia, Europe, India, South Korea, and Russia, and national stage applications for the international application directed to synthetic polypeptides are currently pending in the United States, Canada, Brazil, China, and Japan. In October 2020, we entered into an agreement exclusively sublicensing these UNC and University of Edinburgh patent rights to Taysha Gene Therapies. United States patents that may be granted based on the UNC patent applications or the University of Edinburgh patent applications would be expected to expire in approximately 2039.

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

For gene therapies, selecting patients with applicable genetic defects is a necessary condition to effective treatment. For the therapies we are currently developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, are sufficient to select appropriate patients and will be permitted by the FDA. For future therapies, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to select patients or to assure the safe and effective use of therapies in appropriate patients. The FDA refers to such tests as in vitro companion diagnostic devices and the combination of the in vitro companion diagnostic device and the therapeutic would be considered to be a combination product.

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

The FDA has a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the diagnostic device at the same time that the FDA approves the therapeutic product. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by the FDA that are low or moderate risk.

The FDA may, however, approve a therapeutic product without the concurrent approval or clearance of a diagnostic device when the therapeutic product is intended to treat serious and life-threatening conditions for which no alternative exists and the FDA determines that the benefits from the use of the drug/biologic outweigh the risks from the lack of an approved/cleared companion diagnostic. The FDA would also consider whether additional protections, such as risk evaluation and mitigation strategies, or REMS, or post-approval requirements, are necessary. At this point, it is unclear how the FDA will apply this policy to our gene therapy candidates. Should the FDA deem genetic tests used for selecting appropriate patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval for a BLA. In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biologic product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biologic product candidate for an indication for which orphan designation has been granted.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan product sameness decisions are an evolving space. FDA has issued a final guidance document on how the agency will determine the “sameness” of gene therapy products. Pursuant to the guidance, “sameness” will depend on the product’s transgene expression, viral vectors groups and variants, and other product features that may have a therapeutic effect. Generally, minor differences between gene therapy products will not result in a finding that two products are different. Any FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity. Competitors additionally may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

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

In an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020 the FDA finalized a guidance to facilitate product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

Rare Pediatric Disease Voucher Program

Under the Rare Pediatric Disease Voucher Program, the FDA can award priority review vouchers to sponsors of rare pediatric disease products where the product is intended to treat serious or life-threatening diseases that primarily affect individuals up to age 18. To qualify, the product must contain no active ingredient (including any ester or salt of the active ingredient) that has been previously approved by the FDA. The application must also meet other qualifying criteria, including eligibility for FDA priority review. If the necessary qualifying criteria are met, upon a sponsor’s request and product approval, the FDA may award a priority review voucher. This voucher may be transferred and may be redeemed to receive priority review of a subsequent marketing application for a different product. Use of a priority review voucher is subject to an FDA user fee. As these vouchers are transferable, sponsors may sell these vouchers for substantial sums of money. Vouchers may, however, be revoked by the FDA under certain circumstances and sponsors of approved rare pediatric disease products must submit certain reports to the FDA. To take advantage of the benefits of this program, the product must be designated by the FDA for a rare pediatric disease no later than September 30, 2024, and approved no later than September 30, 2026, unless the law is reauthorized by Congress.

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

Whether or not a sponsor obtains FDA approval for a product, a sponsor must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. Save where the Clinical Trial Regulation applies (see below) in relation to cross-border trials, in the European Union, for example, a request for a Clinical Trial Authorization (“CTA”) must be submitted to the competent regulatory authorities and the competent Ethics Committees in the European Union Member States in which the clinical trial takes place, much like the FDA and the IRB, respectively. Once the CTA request is approved in accordance with the European Union and the European Union Member State’s requirements, clinical trial development may proceed.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014 (the “Clinical Trials Regulation”), which replaced the current Clinical Trials Directive 2001/20/EC (the “Clinical Trials Directive”) on January 31, 2022. The Clinical Trial Regulation has overhauled the previous system of approvals for clinical trials in the EU whereby all clinical trial approvals were granted purely on a national basis. Specifically, the legislation, which is directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU, whereby there is a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. However, the Clinical Trial Regulation does increase public disclosure requirements in relation to clinical trial information.

In the European Union there are also broadly equivalent regimes for the other issues addressed in relation to US regulation including cGMP requirements, accelerated access (generally through so-called Conditional Marketing Authorizations), pediatric requirements and incentives and patent term restoration (supplementary protection certificates).

Other Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons, and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, and formulary managers on the other. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from falling under the Anti-Kickback Statute, these are narrow, and practices may not fall under the applicable safe harbors and exemptions. For example, the United States Department of Health and Human Services recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. The PPACA amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act (the “FCA”), which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. FCA claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene and civil liability may be predicated on reckless disregard for the truth. The PPACA also codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Separately, the criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious, or fraudulent;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to physicians and certain research institutions for clinical trials are included within the ambit of this law. Reported information is made publicly available in searchable formats by CMS;
●	additional federal false statements and fraud and abuse statutes prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. PPACA amended the intent requirement of certain of these criminal statutes under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and European Union and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, may be stricter than those applicable in the US and may not have the same effect, thus complicating compliance efforts.

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

Data Privacy and Security

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and similar state laws impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of protected health information. HIPAA’s security and certain privacy standards are directly applicable to persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA; and
●	the General European Data Protection Regulation (“GDPR”), which became applicable May 25, 2018, harmonizes data privacy laws across Europe. The GDPR sets forth rules relating to the protection with regard to the processing and transfer of personal data as well as an individual’s right to the protection of personal data, including medical information and clinical trial related data. In addition, there are rules relating to the export of personal data outside the European Union and in particular there are certain challenges in relation to export to the United States.

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

Competition

Companies that are currently engaged in gene therapy or companies not yet focused on developing cell and gene therapies could at any time decide to develop therapies relevant to our business. Many of our competitors, either alone or with their strategic partners, may have substantially greater financial, technical, and human resources than we do and may have significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of product candidates and commercializing those product candidates. Accordingly, our competitors may be more successful than us in obtaining approval for product candidates and achieving widespread market acceptance. Our competitors’ product candidates may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates.

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

Corporate Information

Our principal executive office is located at 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019. Our telephone number in New York is (646) 813-4701. We also have manufacturing and laboratory facilities and administrative offices in Cleveland, Ohio.

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

Human Capital Resources

As a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases, we seek to attract, hire, develop and retain qualified and highly skilled personnel with experience in areas such as research and development and manufacturing operations. We compete for such personnel with numerous pharmaceutical and chemical companies, specialized biotechnology firms and universities. We strive to support our employees’ well-being through a transparent, inclusive, and collaborative culture and by providing them with the training, support, and resources to help them succeed professionally.

As of March 21, 2022, we had 90 full-time employees. We have never experienced employment-related work stoppages and believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to the following:

●	Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and regulatory approval. Additionally, regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future.
●	We may encounter substantial delays in our clinical studies or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Additionally, we may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.
●	We have received and may apply for additional designations such as breakthrough therapy designation, RMAT designation, fast track designation, and rare pediatric disease designation from the FDA intended to facilitate or encourage product candidate development. We may not receive any such designations or be able to maintain them. Moreover, any such designations may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
●	While certain of our product candidates have received orphan drug designation from the FDA, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	The COVID-19 pandemic and efforts to reduce its spread has affected our operations and significantly impacted worldwide economic conditions, and could continue to have a material effect on our operations, business, and financial condition.
●	We could experience production problems in our manufacturing facilities that result in delays in our development or commercialization programs. We might also experience delays in manufacturing if any of our vendors, contract laboratories or suppliers are found to be out of compliance with current Good Manufacturing Practice.
●	If we fail to comply with applicable regulations, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the suspension of a clinical trial or commercial sales or the closure of a manufacturing facility.
●	We expect to rely on third parties, and these third parties may not perform satisfactorily. Additionally, our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated.
●	Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe and commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues.
●	We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.

●	We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
●	Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
●	The market may not accept any pharmaceutical products that we develop, and adverse public perception of gene therapy products may negatively affect demand for, or regulatory approval of, our product candidates.
●	We may be subject to federal, state, and foreign healthcare laws and regulations, including fraud and abuse laws, false claims laws, health information privacy and security laws and data privacy laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Our business could suffer if we lose the services of, or fail to attract, key personnel.
●	Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
●	Our rights to develop and commercialize our product candidates are subject to, in part, the terms and conditions of licenses granted to us by others.
●	If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation.
●	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
●	We may not be able to protect our intellectual property rights around the world.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court, and intellectual property litigation could cause us to spend substantial resources.
●	Third-parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	If we do not obtain patent term extension and data exclusivity for our product candidates, our business may be harmed.
●	We have experienced a history of losses; we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future. We do not have significant operating revenue and may never achieve profitability.
●	Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
●	We expect to continue to need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or aspects thereof.
●	The market price of our common stock may be volatile and adversely affected by several factors.
●	Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	Our quarterly operating results may fluctuate significantly.
●	Provisions of our charter documents could discourage an acquisition of our company.
●	There can be no assurance that we will be able to regain compliance with continued listing standards of the Nasdaq.

Risks related to the discovery and development of our product candidates

Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Only a few gene therapy products have been approved in the U.S. and the EU.

We have concentrated our therapeutic product research and development efforts on our cell and gene therapy platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our gene and cell therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Given that only a few gene therapy products have been approved in the Western world, it is not possible to predict how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future. For example, the FDA has established the OTAT within CBER to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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
●

clinical trials of our product candidates may require us to provide follow-up patient visits for safety for a minimum of five years even if we were to terminate and/or abandon a product development program;

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We have experienced delays in some of our clinical studies due to the ultra-rare nature of the diseases we aim to treat, and we may experience similar delays in the future. If patients are unwilling to participate in our cell and gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

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

Our product candidates have received regulatory designations including breakthrough therapy designation, RMAT designation, fast track designation, and rare pediatric disease designation from the FDA. In the future and as appropriate, we may seek additional product designations. Receipt of such a designation is within the discretion of the FDA. Even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions, in which case any granted designations may be revoked. Finally, specifically with respect to our rare pediatric disease designations, if we are not able to obtain FDA approval of our designated product candidates before the statute sunsets, we would not be eligible to receive priority review vouchers.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or that the product is less effective than previously thought, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA’s policies may change, and additional government regulations may be enacted, that could prevent, limit or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. For example, a change in administration in the U.S. may result in new, revised, postponed or frozen regulatory requirements and associated compliance obligations. Changes in medical practice and standard of care may also impact the marketability of our product candidates. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

Should any of the above actions take place, they could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

The COVID-19 pandemic and efforts to reduce its spread have affected our operations and impacted worldwide economic conditions, and could have a material effect on our operations, business and financial condition.

Over the past two years, the COVID-19 pandemic has resulted in intermittent shutdowns of non-essential businesses throughout the world. The impact of the COVID-19 pandemic has also resulted in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. At various times, the COVID-19 pandemic has substantially burdened healthcare systems worldwide, sometimes delaying enrollment in and progression of clinical trials. Required inspections and reviews by regulatory agencies have also been delayed at times due to the focus of resources on COVID-19, as well as travel and other restrictions. For example, our Phase 3 VIITALTM clinical trial was temporarily paused in March 2020 due to the COVID-19 pandemic and the restrictions established by our clinical trial site at Stanford University in Palo Alto, California, but resumed in June 2020. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize our product candidates.

We may experience disruptions from COVID-19 that impact our business, supply chain, manufacturing operations, clinical trials, and pre-clinical studies, including:

●	interruption of key clinical trial activities, including limitations on travel imposed or recommended by federal or state governments, employers, and others;
●	the need to postpone, modify, suspend, or terminate clinical trials;
●	patients may withdraw from clinical trials;
●	we may experience study or manufacturing deviations or noncompliance, requiring that we consult with regulatory authorities, and IRBs, and which may compromise the ultimate study results or quality of the manufactured products;
●	continued delays or inability to obtain raw materials, ingredients, or other necessary supplies, including if third party suppliers need to prioritize other products or customers over us, including under the Defense Production Act;
●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays or difficulties in manufacturing clinical drug material;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; and
●	limitations in employee resources that would otherwise be focused on the conduct of our manufacturing operations, clinical trials, and preclinical studies, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The ultimate impact of the COVID-19 pandemic remains uncertain and subject to change. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued guidance concerning how sponsors and investigators may address these challenges, as well as guidance specific to gene therapies and comparable foreign regulatory authorities have done likewise. This guidance recommended that gene therapy manufacturers perform a risk assessment to identify, evaluate, and mitigate factors that may allow for the transmission of the SARS-CoV-2 virus. The FDA specifically recommended that manufacturers consider areas, such as donor assessments, cellular and tissue source materials, manufacturing processes, manufacturing facility controls, product and material testing, and the number of individuals who may receive the product. Per the guidance, risk assessment and mitigation strategies should be submitted to the FDA.

The COVID-19 pandemic may also continue to result in changes in laws and regulations. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance. These changes could have a material impact on our ability to access the capital markets as needed and on our operations and business, and those of the third parties on which we rely.

Risks related to manufacturing

We could experience production problems in our manufacturing facilities that result in delays in our development or commercialization programs or otherwise adversely affect our business.

We are susceptible to production interruptions that may impede our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, public health emergencies such as the COVID-19 pandemic, disruption in utility services, human error, or disruptions in the operations of our suppliers. Our products and product candidates are biologic drugs requiring processing steps that are more complex than those required for most chemical pharmaceuticals. We characterize our processes and products, and perform testing to ensure the safety, quality and efficacy of each product produced. While we take significant measures to fully understand and characterize each product, the steps we take may not be sufficient to ensure that a given lot will perform in the intended manner.

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

Accordingly, we employ multiple steps to control our manufacturing process to assure that the products or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, EU or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls for approved and marketed products.

Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process including in internal and external facilities providing supply necessary for manufacturing or challenges with procuring supplies, such as due to global trade policies, also could restrict our ability to meet clinical trial supply demand, and eventually market demand for any product candidates for which we may receive marketing approval. Disruptions in our manufacturing process may delay or disrupt our commercialization efforts.

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

We and our third-party suppliers, laboratories, and manufacturers may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon or by us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA action or action of equivalent competent authorities in foreign jurisdictions, including injunction, recall, seizure or total or partial suspension of product manufacturing. Failure to comply with ongoing regulatory requirements could cause us to suspend production or put in place costly or time-consuming remedial measures.

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

Although we maintain general liability insurance and workers’ compensation insurance for certain costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic and hazardous materials.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our viral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions. We must also ensure that our preclinical trials are conducted in accordance with GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections. If we or any of our third-party service providers fail to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials or manufacturing development may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional studies and manufacturing development. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our viral vectors and drug products in accordance with cGMP, or if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates.

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

Because we rely on third parties to manufacture our vectors and our product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our cell and gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter into other marketing arrangements with parties that have an established marketing capability, or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, since we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. If we are unwilling or unable to perform our obligations under any license or collaboration arrangement, a third party may have the right to terminate such arrangement with us.

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

Our products and product candidates may face competition from other products that are the same as or similar to ours. If the FDA or comparable foreign regulatory authorities approve biosimilar versions of our products or product candidates, or such authorities do not grant our products appropriate or anticipated periods of regulatory exclusivity, the sales of our products could be adversely affected. Moreover, even if we receive periods of regulatory exclusivity, that exclusivity may not adequately protect us from biosimilar or other product competition. There may also be changes in regulatory exclusivity policies. For example, there have been efforts to decrease the biologic period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. If another company pursues approval of a product that is biosimilar to any biologic product for which we receive FDA approval, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. Biosimilar applicants may also be able to bring an action for declaratory judgment concerning our patents, requiring that we spend time and money defending the action.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products. In recent years, officials have made numerous proposals to change the health care system in the U.S. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

The products that we are attempting to develop may compete with drugs manufactured and marketed by other pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payors. Physicians, patients, or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

Moreover, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

Lower prices for pharmaceutical products or reduced profitability may result from:

●	third-party-payors’ increasing challenges to the prices charged for medical products and services, including by limiting coverage and reimbursement and requiring payment of increased manufacturer rebates;
●	the trend toward managed health care in the U.S. and the concurrent growth of Health Maintenance Organizations (“HMOs”) and similar organizations that can control or significantly influence the purchase of healthcare services and products; and
●	state, federal, and foreign legislative proposals to control drug prices, reform healthcare or reduce government insurance programs.

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $655.6 million through December 31, 2021. The net loss for the year ended December 31, 2021 was $84.9 million, including a goodwill impairment charge of $32.5 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs.

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

As of December 31, 2021, our cash, cash equivalents, restricted cash and short-term investments were $50.9 million. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of the issuance of our consolidated financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain potential regulatory approval for, and to potentially commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether common stock, preferred stock or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects.

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

To date, we have funded our operations primarily through public offerings of our common stock. Our ability to achieve significant revenue or profitability depends upon our ability to complete the development of our drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We are not expecting any significant revenues in the short-term from our products or product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals or market any products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, or obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next couple of years, we expect limited revenues from product sales, if any, and any amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues in order to fund our operations.

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

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq that place limits on the number and dollar amount of securities that we may sell. Currently, we do not have sufficient shares of common stock authorized under our Certificate of Incorporation to conduct an offering of common stock. If we fail to raise additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue, or curtail product development, or forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We may sell shares or other securities in other offerings, including under our open market sale agreement, at a price per share that is less than the prices per share paid by other investors, and investors purchasing shares of our common stock, preferred stock or other securities in the future could have rights superior to existing stockholders. The sale of additional equity or convertible securities would dilute all of our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders.

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

There can be no assurance that we will be able to regain and maintain compliance with continued listing standards of the Nasdaq Capital Market.

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

On November 16, 2021, we received a deficiency letter notifying us that we had not maintained a closing bid price for our common stock of at least $1.00 for a 30-day period. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until May 16, 2022 (the “Compliance Date”), to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance with the bid price requirement by May 16, 2022 and are not eligible for an additional compliance period at that time, our common stock will be subject to delisting from the Nasdaq Capital Market. We cannot be certain that we will be able to regain compliance and then maintain compliance with the minimum bid price and the other standards in order to maintain a listing of our common stock on the Nasdaq Capital Market.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. As of December 31, 2021, we had net operating loss carryforwards aggregating approximately $338.1 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in New York, New York, where we currently lease 10,400 square feet of office space. That lease expires in January 2026. We also lease 48,900 square feet of manufacturing, laboratory and office space in Cleveland, Ohio. That lease expires in December 2030. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

Our arbitration proceeding with REGENXBIO Inc. (“REGENXBIO”) regarding the former license agreement between us and REGENXBIO relating to use of the AAV9 capsid in our MPS IIIA, MPS IIIB, CLN1 (which has now been sold to Taysha Gene Therapies), and CLN3 programs terminated in the fourth quarter of 2021. The license terminated on May 2, 2020, and on May 25, 2020, we filed an arbitration claim with the American Arbitration Association (“AAA”) alleging that REGENXBIO materially breached the license agreement prior to termination and seeking, among other things, a declaration that as a result of REGENXBIO’s material breach, we were not responsible for payments totaling $28 million (which would otherwise have been due in 2020) plus accrued interest. REGENXBIO disputed our arbitration claim and filed a counterclaim seeking payment of these amounts. An arbitration hearing before a tribunal of three AAA arbitrators was held on March 8 and March 9, 2021. On July 13, 2021, the tribunal found in favor of REGENXBIO in connection with the parties’ arbitration claims and counterclaims. The tribunal awarded REGENXBIO $28.0 million plus interest.

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

On November 12, 2021, we entered into a settlement agreement (the “Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties, including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million that was paid in 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement.

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

The number of record holders of our common stock as of March 21, 2022 was approximately 166.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	7,854,851	$1.54	1,388,108
2005 Equity Incentive Plan	80,000	1.28	-
Equity compensation plans not approved by security holders	-	-	-
Total	7,934,851	$1.54	1,388,108

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K.

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead clinical program is EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), which is currently in the pivotal Phase 3 VIITAL™ clinical trial. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner for EB-101 with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our adeno-associated virus (“AAV”)-based gene therapy ABO-102 for Sanfilippo syndrome type A (“MPS IIIA”) and we have discontinued development of our AAV-based gene therapy ABO-101 for Sanfilippo syndrome type B (“MPS IIIB”).

We plan to continue to develop AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

MANAGEMENT’S REVIEW OF KEY ACTIVITIES IN 2021

In 2021, we continued our mission of providing novel cell and gene therapies to patients who currently have no approved treatment options as we continued to advance the EB-101 pivotal study toward completion to support a U.S. Biologics License Application (BLA) submission. At the same time, we continued to make steady progress with other preclinical programs. Here is a recap of our recent accomplishments.

EB-101 (Autologous, Gene-Corrected Cell Therapy) for RDEB

In 2021, we continued to enroll patients in our pivotal Phase 3 VIITAL™ study for our investigational product for recessive dystrophic epidermolysis bullosa (RDEB), EB-101. Under the study protocol, the enrollment target is approximately 36 randomized large chronic wounds. To increase patient enrollment, we activated a second clinical trial site in the VIITAL™ study. We achieved target enrollment in the first quarter of 2022. We anticipate topline data readout in the third quarter of 2022. We are focusing our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner. We are optimistic about EB-101’s potential based on updated Phase 1/2a results presented at various medical congresses.

We have continued to prepare our cGMP commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned BLA filing. EB-101 study drug product for all our VIITAL study participants has been manufactured at our Cleveland facility and we have now completed of the update to Module 3 of the Investigational New Drug Application describing the in-house production of both retroviral vector and the final drug product. Based on feedback from the FDA, we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans.

ABO-102 (AAV-based Gene Therapy) for MPS IIIA

As part of our portfolio prioritization in early 2022, we have intensified our pursuit of a strategic partnership to take over development activities for ABO-102. As part of the FDA’s feedback on the Statistical Analysis Plan in January 2022, the FDA recommended that all participants be followed to an age of at least 60 months, which would shift timing of the neurocognitive outcomes data readout to late-2024/early-2025, as compared to our prior projection of the second quarter of 2023.

ABO-101 (AAV-based Gene Therapy) for MPS IIIB

In 2021, we discontinued enrollment in our ABO-101 study and in March 2022, we decided to discontinue all further ABO-101 development activities.

Preclinical Pipeline

While our clinical programs are currently focused on rare diseases, we intend to address larger areas of unmet medical need in the future, and our preclinical programs are investigating novel AAV capsids in five undisclosed ophthalmic conditions each with estimated U.S. prevalence ranging from 5,000 to 15,000 patients. In 2021, we shared data from studies in non-human primates that will help to determine optimal routes of administration and believe we have made significant progress toward measuring efficacy in the preclinical setting. We have also generated appropriate mouse models, produced recombinant capsids, and started dosing mice in proof-of-concept studies that we hope will yield data beginning in mid-2022 to support pre-IND meetings with the FDA.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2021 and December 31, 2020

	For the years ended December 31,		Change
	2021	2020	$	%
Revenues:
License and other revenues	$3,000,000	$10,000,000	$(7,000,000)	-70%
Total revenues	3,000,000	10,000,000	(7,000,000)	-70%

Expenses:
Research and development	34,325,000	30,139,000	4,186,000	14%
General and administrative	22,795,000	23,779,000	(984,000)	-4%
Depreciation and amortization	3,250,000	4,586,000	(1,336,000)	-29%
Goodwill impairment charge	32,466,000	-	32,466,000	N/A
Licensed technology impairment charge	-	32,916,000	(32,916,000)	-100%
Total expenses	92,836,000	91,420,000	1,416,000	2%

Loss from operations	(89,836,000)	(81,420,000)	8,416,000	-10%

Gain on settlement with licensor	6,743,000	-	6,743,000	N/A
PPP loan payable forgiveness income	1,758,000	-	1,758,000	N/A
Interest and miscellaneous income	69,000	1,301,000	(1,232,000)	-95%
Interest and other expense	(3,670,000)	(4,115,000)	445,000	-11%
Net loss	$(84,936,000)	$(84,234,000)	$(702,000)	1%

N/A - not applicable or not meaningful.

License and other revenues

License and other revenues for the year ended December 31, 2021 were $3.0 million, as compared to $10.0 million for the same period of 2020. The revenue in 2021 resulted from a clinical milestone achieved in December 2021 under a sublicense agreement we entered into with Taysha Gene Therapies (“Taysha”) in August 2020 for ABO-202, an AAV gene therapy for CLN1 disease (also known as infantile Batten disease). The revenue in 2020 resulted from (i) the aforementioned sublicense agreement with Taysha along with an inventory purchase agreement we entered into with Taysha in August 2020 for ABO-202 and (ii) a sublicense agreement we entered into with Taysha in October 2020 for a gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression. The sublicense agreements grant to Taysha worldwide exclusive rights to intellectual property developed by scientists at the University of North Carolina at Chapel Hill, the University of Edinburgh and us, and our know-how relating to the research, development and manufacture of the gene therapies for CLN1 and Rett syndrome.

The sublicense agreements for CLN1 and Rett include additional event-based milestone payments, sales-based milestone payments and other royalty-based payments based on net sales. We will recognize revenue for these payments at the later of (i) when the related event or sales occur, or (ii) when the performance obligation has been satisfied.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical, and development cost, clinical trial expense, manufacturing, regulatory, and consulting. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired.

Total research and development spending for the year ended December 31, 2021 was $34.3 million, as compared to $30.1 million for the same period of 2020, an increase of $4.2 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our cell and gene therapy product candidates and other related costs of $3.2 million;
●	increased salary and related costs of $0.4 million; and
●	increased other costs of $0.6 million.

We expect our research and development activities to continue as we attempt to advance our product candidates towards potential regulatory approval reflecting costs associated with the following:

●	employee and consultant-related expenses;
●	preclinical and developmental costs;
●	clinical trial costs;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with regulatory approvals.

General and administrative

General and administrative expenses primarily consist of personnel, contract personnel, personnel-related expenses to support our administrative and operating activities, facility costs and professional expenses (i.e., legal expenses) and investor relations fees. We expect our general and administrative costs to continue as we seek potential regulatory approval and potential commercialization of our product candidates.

Total general and administrative expenses were $22.8 million for the year ended December 31, 2021, as compared to $23.8 million for the same period of 2020, a decrease of $1.0 million. The decrease in expenses was primarily due to:

●	decreased salary and related costs of $3.3 million resulting from severance costs of $1.3 million recorded in 2020 and lower compensation costs of $2.0 million due to reduced general and administrative headcount in 2021; partially offset by
●	increased non-cash stock-based compensation of $0.7 million;
●	increased professional fees of $1.4 million; and
●	increased other costs of $0.2 million.

Depreciation and amortization

Depreciation and amortization was $3.3 million for the year ended December 31, 2021, as compared to $4.6 million for the same period in 2020, a decrease of $1.3 million. The decrease was driven by decreased amortization expense of $1.3 million on licensed technology in 2021, as compared to 2020, due to the write-off of the REGENXBIO licensed technology in the first quarter of 2020.

Goodwill impairment charge

Goodwill impairment charge was $32.5 million for the year ended December 31, 2021, as compared to nil in the same period of 2020. As of year-end 2021, the carrying value of our net assets was determined to exceed the fair value of our net assets, and therefore, we recorded a goodwill impairment charge of $32.5 million.

Licensed technology impairment charge

Our license agreement with REGENXBIO terminated on May 2, 2020. Since our impairment testing indicated that the carrying value of the license agreement with REGENXBIO exceeded its fair value, we recorded a $32.9 million non-cash impairment charge during the year ended December 31, 2020.

Gain on settlement with licensor

Gain on settlement with licensor was $6.7 million for the year ended December 31, 2021, as compared to nil in the same period of 2020. On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between the parties. As of December 31, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with REGENXBIO during the year ended December 31, 2021.

PPP loan payable forgiveness income

Paycheck Protection Program (“PPP”) loan payable forgiveness income was $1.8 million for the year ended December 31, 2021, as compared to nil in the same period of 2020. In July 2021, we received notice from the SBA that our PPP loan had been forgiven so the PPP loan payable was reversed during the year ended December 31, 2021.

Interest and miscellaneous income

Interest and miscellaneous income was $0.1 million for the year ended December 31, 2021, as compared to $1.3 million of the same period in 2020. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest and other expense

Interest and other expense was $3.7 million for the year ended December 31, 2021, as compared to $4.1 million for the same period of 2020. The decrease results primarily from accrued interest under the prior license agreement with REGENXBIO, which amount is discussed in Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8.

Net loss

Net loss for the year ended December 31, 2021 was $84.9 million, or a $0.86 basic and diluted loss per common share as compared to a net loss of $84.2 million, or a $0.91 basic and diluted loss per common share, for the same period in 2020.

Liquidity and Capital Resources

We have historically funded our operations primarily through sales of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments. As of December 31, 2021 and 2020, our cash resources were $50.9 million and $96.0 million, respectively. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of this report on Form 10-K. We will need to secure additional funding beyond the next 12 months to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

	For the years ended December 31,
	2021	2020
Total cash, cash equivalents and restricted cash (used in) /provided by:
Operating activities	$(65,665,000)	$(35,019,000)
Investing activities	66,062,000	(83,714,000)
Financing activities	24,861,000	1,936,000
Net increase/(decrease) in cash, cash equivalents and restricted cash	$25,258,000	$(116,797,000)

Operating activities

Net cash used in operating activities was $65.7 million for the year ended December 31, 2021, primarily comprised of our net loss of $84.9 million and decrease in operating assets and liabilities of $18.3 million, partially offset by net non-cash charges of $37.5 million.

Net cash used in operating activities was $35.0 million for the year ended December 31, 2020, primarily comprised of our net loss of $84.2 million, partially offset by an increase in operating assets and liabilities of $1.6 million and net non-cash charges of $47.6 million.

Investing activities

Net cash provided by investing activities was $66.1 million for the year ended December 31, 2021, primarily comprised of proceeds from maturities of short-term investments of $90.4 million, partially offset by purchases of short-term investments of $20.2 million and capital expenditures of $4.1 million.

Net cash used in investing activities was $83.7 million for the year ended December 31, 2020, primarily comprised of purchases of short-term investments of $170.5 million and capital expenditures of $1.3 million, partially offset by proceeds from maturities of short-term investments of $88.1 million.

Financing activities

Net cash provided by financing activities was $24.9 million for the year ended December 31, 2021, primarily comprised of proceeds of $17.4 million from the issuance of common stock and warrants in a public offering, proceeds of $8.0 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $0.8 million from the exercise of stock options, partially offset by the payment of offering costs in a public offering of $1.5 million.

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2020, primarily comprised of proceeds from loan payable of $1.7 million and proceeds from the exercise of stock options of $0.2 million.

2021 Equity Offerings

In an underwritten public offering consummated on December 21, 2021, we issued (1) 44,700,000 shares of common stock at $0.39 per share and (2) warrants to purchase 44,700,000 shares of common stock with an exercise price of $0.39 per warrant. The gross proceeds to us were approximately $17.5 million, before deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC (the “ATM Agreement”). Pursuant to the terms of the ATM Agreement, we are able to sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to the ATM Agreement are made under an effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. On November 19, 2021, we entered into an amendment to the ATM Agreement (the “Amendment”) in connection with the filing of a new shelf registration statement on Form S-3 (File No. 333-256850) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on June 7, 2021 and declared effective by the SEC on October 22, 2021. The Amendment amends the ATM Agreement to reflect the filing of the new Registration Statement (due to the prior Form S-3 (File No. 333-224867) expiring in June 2021).

We sold 3,671,794 shares of our common stock under the ATM Agreement and received $8.1 million of net proceeds during the year ended December 31, 2021. Cumulatively, as of December 31, 2021, we have sold an aggregate of 6,758,744 shares of our common stock under the ATM Agreement and received $25.0 million of net proceeds.

Payments under Settlement Agreement with REGENXBIO

As discussed above in Item 3. Legal Proceedings, we entered into the Settlement Agreement with REGENXBIO on November 12, 2021. Pursuant to the Settlement Agreement, we paid $20.0 million to REGENXBIO in November 2021, and are required to pay (i) $5.0 million on the first anniversary of the effective date of the Settlement Agreement and (ii) $5.0 million on the earlier of (a) the third anniversary of the effective date of the Settlement Agreement, or (b) the closing of a Strategic Transaction, as defined in the Settlement Agreement.

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

We are carefully and continually reassessing key business activities and all associated spending decisions. Nonetheless, we are spending necessary funds on manufacturing activities and preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the impact to our business, operations, and clinical programs from the COVID-19 pandemic and related effects on the U.S. and global economy;
●	the successful development and commercialization of our cell and gene therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development, and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting, and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	the successful outcome of our regulatory filings.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of the payment due date by period as of December 31, 2021:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Operating leases	$1,818,000	$3,713,000	$2,767,000	$3,663,000	$11,961,000
Payable to licensor	5,000,000	5,000,000	-	-	10,000,000

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

As noted above, on November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable that was paid in 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. As of December 31, 2021, we have recorded the payable to licensor in the contractual obligations as the two remaining payments due to REGENXBIO under the Settlement Agreement.

In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain as of December 31, 2021 and, if satisfied, the timing of payment for these amounts was not reasonably estimable as of December 31, 2021. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments related to such license agreements.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As one might expect, the actual results or outcomes are often different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Leases

Effective January 1, 2019, we adopted the provisions of ASU 2016-02, Leases, as amended (“ASC 842”). ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance of ASC 840, Leases. We determine if an arrangement is a lease at inception or when amended. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated right-of-use assets and lease liabilities is performed at the lease commencement date or when amended. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement or lease amendment and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for our operating leases is recognized on a straight-line basis over the lease term. We do not have any leases classified as finance leases.

Our leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. We have elected the practical expedient to exclude short-term leases from our right-of-use assets and lease liabilities.

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

In 2021, we did not impair any licensed technology.

Goodwill

As of December 31, 2021 and 2020, we had goodwill of nil and $32.5 million, respectively, recorded on our consolidated balance sheet.

In accordance with ASC 350 — Intangibles — Goodwill and Other, we test goodwill for impairment on an annual basis and in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate and market conditions, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated on a qualitative basis before calculating the fair value of the entity. If the qualitative assessment suggests that impairment is more likely than not, a quantitative impairment analysis is performed. The quantitative analysis involves comparison of the fair value of the entity with its carrying value. The valuation of an entity requires judgment. In making these judgments, we evaluate the financial health of our business. Decreases in the value of our common stock could cause the carrying value of the entity to exceed its fair value. If the carrying amount of the entity exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a noncash impairment charge that could have a material impact on the financial results.

We experienced a steep decline in our share price during the year ended December 31, 2021. We performed our annual goodwill impairment tested as of year-end 2021 and determined that the carrying value of our net assets exceeded fair value using our market capitalization as a proxy for fair value. In accordance with ASC 350, we recognized an impairment loss for that excess of carrying value over fair value but limited to the total amount of goodwill recorded on our consolidated balance sheet. As a result, we recorded a goodwill impairment charge of $32.5 million during the year ended December 31, 2021.

We performed our annual goodwill impairment test as of year-end 2020 and determined that the fair value of our net assets exceeded carrying value. As a result, we did not impair goodwill during the year ended December 31, 2020.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, we evaluated whether the milestone conditions had been achieved and if it was probable that a significant revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within our control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, we fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. We will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, we recognized $7.0 million of revenue during the year ended December 31, 2020, which amount related solely to fixed consideration. During the year ended December 31, 2021, Taysha achieved an event-based milestone payment and, accordingly, we recognized $3.0 million of revenue. As of December 31, 2021, we have a contract asset for $3.0 million but do not have any contract liabilities as a result of this transaction. We collected the $3.0 million of cash in January 2022 in full satisfaction of the contract asset.

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

Under this arrangement, we recognized $3.0 million of revenue during the year ended December 31, 2020, which amount related solely to fixed consideration. We did not recognize any related revenue during the year ended December 31, 2021. As of December 31, 2021, we do not have any contract assets or contract liabilities as a result of this transaction.

Foundation Revenues: Foundation revenues relate to a collaborative agreement between nine Sanfilippo foundations to provide up to approximately $13.9 million of grants to Abeona in installments for the advancement of our clinical stage gene therapies for MPS IIIA and MPS IIIB, subject to the achievement of certain milestones. We have assessed the ASC 606-10-25-27 criteria used to determine whether foundation revenue should be recognized over time and determined that our performance does not create an asset with an alternative use to the foundations and we have an enforceable right to payment for performance completed to date. We determined that the input method based on costs incurred in accordance with ASC 606-10-55-20 would be the most appropriate method for measuring progress. As a result, we have concluded that cash received upfront from the foundations should be deferred on the balance sheet until the costs of the activities as outlined in the manufacturing and clinical work plan are incurred by installment as outlined in the agreement with the foundations. Effectively, this matches the revenue up to the costs incurred by installment. Should the aggregate cash received exceed the costs incurred by installment, the excess of aggregate cash over costs will be deferred. We have foundation revenue of $0.3 million recorded as deferred revenue on the balance sheet as of December 31, 2021 and 2020. In 2021 and 2020, we did not record any foundation revenues since no milestones were achieved.

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

Stock option-based compensation expense recognized for the years ended December 31, 2021 and 2020 was approximately $5.3 million and $5.9 million, respectively. Restricted stock-based compensation expense recognized for the years ended December 31, 2021 and 2020 was approximately $3.7 million and $2.3 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report on Form 10-K on pages F-1 through F-23 hereto. Reference is made to Item 15 of this Form 10-K.

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

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Certificate of Incorporation and Bylaws presently provide that our Board shall consist of three to 15 members, divided into three staggered classes as nearly equal in number as possible. The Board is currently comprised of nine directors. Our directors serve for a term of three years and until the respective election and qualification of their successors. Pursuant to our Bylaws, the Board selects our Chairman of the Board and our executive officers. Each of our executive officers is selected by the Board for a term of one year or until the executive officer’s successor is duly elected and qualified or until such executive officer’s resignation or removal. There is no family relationship among any of our directors or executive officers.

Our current directors and executive officers are as follows:

Name	Age	Title

Michael Amoroso	44	Chairman of the Board
Leila Alland, M.D.	59	Director
Mark J. Alvino	54	Director
Faith L. Charles	60	Director
Paul Mann	46	Director
Christine Silverstein	39	Director
Todd Wider, M.D.	57	Director
Donald A. Wuchterl	52	Director
Vishwas Seshadri	46	President, Chief Executive Officer, Director
Edward Carr	52	Chief Accounting Officer
Brendan O’Malley	53	General Counsel
Joseph Vazzano	38	Chief Financial Officer

Michael Amoroso, 44, has been Chairman of the Board since October 15, 2021 and has been a director since March 19, 2021. Mr. Amoroso served as our President and Chief Executive Officer from March 19, 2021 to October 15, 2021. Mr. Amoroso joined Abeona on July 9, 2020 as Chief Commercial Officer and was promoted to Chief Operating Officer on November 1, 2020. Since October 15, 2021, Mr. Amoroso has served as President and Chief Executive Officer of Precision BioSciences, Inc., a clinical stage biotechnology company dedicated to improving life with its novel and proprietary ARCUS genome editing platform. From August 2018 to January 2020, he served as Senior Vice President and Head of Worldwide Commercial Operations for Cell Therapy at Kite, a Gilead Company, where he led all operations and functions charged with bringing the first wide-spread CAR-T cell therapy, YESCARTA®, to major world markets while also preparing the organization for its future cell therapy pipeline. Prior to his time at Kite, Mr. Amoroso served in senior level executive positions at Eisai Inc. from October 2017 to August 2018, Celgene Corporation (now a subsidiary of Bristol-Myers Squibb Company) from January 2011 to October 2017 and Aventis (now Sanofi) from 2001 to 2011. Mr. Amoroso has worked with companies in the small molecules, biologics, and cell and gene therapies space across large, medium, and small capitalization companies with his deepest areas of expertise in rare, oncology diseases. Mr. Amoroso earned his Executive M.B.A. in Management from the Stern School of Business, New York University, and his B.A. in Biological Sciences, summa cum laude, from Rider University. Mr. Amoroso’s qualifications to serve on our Board include his extensive experience in leading teams, both directly and indirectly, across clinical development, regulatory and medical affairs, corporate affairs, and commercial, both in the U.S. and globally, with direct operational experience in various pharmaceutical companies.

Leila Alland, M.D., 59, became a director on April 14, 2021 and currently serves as a member of the Nominating and Corporate Governance Committee and of the Compensation Committee. Dr. Alland, a pediatric hematologist-oncologist and accomplished physician-scientist, has been working in the biopharmaceutical industry since 2001 to bring novel therapies to patients. Since December 2019, Dr. Alland has served as Chief Medical Officer of PMV Pharmaceuticals, Inc., a Nasdaq-listed precision oncology company pioneering the discovery and development of small molecule, tumor-agnostic therapies targeting p53 mutants. From March 2018 to November 2019, Dr. Alland served as Chief Medical Officer of Affimed, a clinical-stage immuno-oncology company, and, from January 2016 to March 2018, Dr. Alland served as Chief Medical Officer of Tarveda Therapeutics, a clinical stage precision oncology company. Dr. Alland also held leadership positions at AstraZeneca, Bristol-Myers Squibb, Novartis, and Schering-Plough, where she worked on a broad range of oncology products from early to late stage development and contributed to multiple successful drug approvals. Dr. Alland obtained her medical degree from New York University School of Medicine, and her B.A. in Biology from the University of Pennsylvania. She completed her residency in Pediatrics at The Children’s Hospital of Philadelphia, and her fellowship in Pediatric Hematology/Oncology at The New York Hospital and Memorial Sloan-Kettering Cancer Center. From 1994 to 2000, Dr. Alland served as Assistant Professor of Pediatrics at Albert Einstein College of Medicine where she was awarded the James S. McDonnell Foundation Scholar Award and pursued basic cancer research while also caring for children with cancer and blood disorders. Since 2020, Dr. Alland has served as Director on the Board of Cytovia Therapeutics, an immune-oncology company developing engineered cellular and antibody therapies to treat cancer. Dr. Alland is a member of the Scientific Advisory Council of Columbia University’s Center for Radiological Research, and serves as a scientific reviewer for the Cancer Prevention and Research Institute of Texas. Dr. Alland’s qualifications to serve on our Board include her leadership skills and her vast medical and scientific experience serving companies in the biotech and pharmaceutical field.

Mark J. Alvino, 54, became a director on March 26, 2021 and currently serves as Chair of the Compensation Committee and as a member on the Audit Committee. Mr. Alvino had previously served as a member of our Board from March 2006 through April 15, 2020. Mr. Alvino is currently President of Hudson Square Capital LLC, since October 2014. From 2013 to October 2014, Mr. Alvino was leading the Life Sciences efforts of Bradley Woods & Co. Ltd. Mr. Alvino was Managing Director for Griffin Securities from 2007 to 2013. He previously worked at Feinstein Kean Healthcare, an Ogilvy Public Relations Worldwide Company, where he was Senior Vice President, responsible for managing both investor and corporate communications programs for many private and public companies and acted as senior counsel throughout the agency’s network of offices. Prior to working at FKH, Mr. Alvino served as Vice President of Investor Relations and managed the New York Office of Allen & Caron, Inc., an investor relations agency. His base of clients included medical devices, biotechnology, and e-healthcare companies. Mr. Alvino also spent several years working with Wall Street brokerages including Ladenburg, Thallman & Co. and Martin Simpson & Co. Mr. Alvino’s qualifications to serve on our Board include his leadership skills and his experience in the areas of financial management and business strategy in the biopharmaceutical field.

Faith L. Charles, 60, became a director on March 26, 2021 and currently serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Ms. Charles has been a corporate transactions and securities partner at the law firm of Thompson Hine, LLP, since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. From 2018 until October 2021, Ms. Charles served on the Board of Directors and as a member of the Audit Committee and Chair of the Compensation Committee of Entera Bio, a publicly-traded biotechnology company. She also serves on the Board of Directors of several private life science companies. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years. She currently serves on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City.) She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a J.D degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. Ms. Charles’ qualifications to serve on our Board include her leadership skills and her vast legal experience representing companies in the biotech and pharmaceutical field.

Paul Mann, 46, became a director in June 2020 and serves as Chair of the Audit Committee. Mr. Mann has over 20 years of experience in the financial and biotechnology industries. Mr. Mann is currently the Chairman and Chief Executive Officer of ASP Isotopes since September 2021 and the Chairman of Varian Biopharmaceuticals since June 2020. Prior to this, Mr. Mann was a consultant and analyst for DSAM Partners, a global hedge fund, from April 2020 to March 2022. Prior to DSAM partners, Mr. Mann served as Chief Financial Officer at PolarityTE, Inc., a biotechnology and regenerative biomaterials company, from June 2018 to March 2020. From August 2016 to June 2018, he served as the Healthcare Portfolio Manager for Highbridge Capital Management. From August 2013 to March 2016, Mr. Mann served as an analyst with Soros Fund Management. Prior to joining Soros Fund Management, Mr. Mann was an analyst and portfolio manager with Lodestone Natural Resources and UBS from September 2011 to March 2013. Prior to moving to the buy-side, Mr. Mann spent 11 years as a sell-side analyst at Morgan Stanley and Deutsche Bank. He started his career as a research scientist at Proctor and Gamble and he has an MA (Cantab) and an MEng in Chemical Engineering from Cambridge University. Mr. Mann is a CFA charter holder. Mr. Mann’s qualifications to serve on our Board include his extensive experience in the financial and biotechnology industries.

Christine Silverstein, 39, became a director in March 2020. Since May 2021, Ms. Silverstein has served as Chief Financial Officer of Excision Biotherapeutics, Inc., a clinical-stage biotechnology company developing CRISPR-based therapies intended to cure viral infectious diseases. From July 2020 to January 2021, Ms. Silverstein served as Chief Financial Officer of Emendo Biotherapeutics, a next generation gene-editing company that was acquired in December 2020 by AnGes, Inc., a biopharmaceutical company focused on gene-based medicines. Ms. Silverstein previously operated in various senior executive corporate finance roles within Abeona Therapeutics, including Chief Financial Officer from January 2019 to March 2020, Senior Vice President, Finance & Strategy from May 2018 to December 2018 and Vice President, Finance & Investor Relations from April 2016 to May 2018. Prior to joining Abeona in 2016, from 2014 to 2016, she served as Head of Investor Relations at Relmada Therapeutics, Inc., a late-stage biotechnology company addressing diseases of the central nervous system. Ms. Silverstein previously served in senior executive roles within a biotechnology venture fund and various capital markets advisory firms. Ms. Silverstein began her career in the financial services as an investment advisor at Royal Alliance Associates before moving to the biotechnology industry. A member of CHIEF, Deloitte’s Chief Financial Officer Program, Women in Bio and the National Investor Relations Institute (“NIRI”), Ms. Silverstein holds a B.S. from the Peter Tobin College of Business at St. John’s University and earned various accreditations from FINRA. Ms. Silverstein’s qualifications to serve on our Board include her extensive corporate strategic planning, capital markets and capital raising expertise, business development, compliance and crisis management experience.

Todd Wider, M.D., 57, became a director in May 2015 and currently serves as a member of the Compensation Committee. Dr. Wider is a surgeon and has served as consultant to numerous entities in the biotechnology space. He has served as the Chairman and CMO of Emendo Biotherapeutics since 2019. In addition, Dr. Wider served as a director of ARYA Sciences Acquisition Corp. I (Nasdaq: ARYA) from October 2018 to March 2020, ARYA Sciences Acquisition Corp. II (Nasdaq: ARYB) from June 2020 to November 2020, and ARYA Sciences Acquisition Corp. III (Nasdaq: ARYA) from August 2020 to June 2021. Dr. Wider holds an M.D. from Columbia College of Physicians and a B.A. from Princeton University. Dr. Wider’s qualifications to serve our Board include his biotechnology expertise as well as his experience as a surgeon.

Donald A. Wuchterl, 52, became a director on April 14, 2021 and currently serves as member of the Nominating and Corporate Governance Committee. Since April 2021, Mr. Wuchterl has served as Senior Vice President and Chief Manufacturing Officer at T-knife Therapeutics, a next-generation T-cell receptor company developing innovative therapeutics for the benefit of solid tumor patients where he is responsible for all Chemistry, Manufacturing and Controls (“CMC”) functions. From 2016 to 2021, Mr. Wuchterl served as Senior Vice President, Technical Operations and Quality at Audentes Therapeutics (an Astellas Company), a gene therapy company focused on developing and commercializing innovative products for patients living with serious, life-threatening rare neuromuscular diseases. From 2012 to 2016, Mr. Wuchterl served as Senior Vice President and Chief Operating Officer at Cytovance Biologics, a leading biopharmaceutical contract manufacturing company. Prior to Cytovance, Mr. Wuchterl held positions of increasing responsibility with Dendreon, Shire HGT, Amgen, Biogen Idec and Roche. Mr. Wuchterl has a B.S. in Business Administration from Colorado Technical University and an M.B.A. from Fitchburg State University. Mr. Wuchterl’s qualifications to serve on Abeona’s board include his over 29 years of experience in the life sciences industries, with senior roles in operations and CMC across several different product types. He also brings significant experience building out and leading new cGMP organizations and facilities.

Vishwas Seshadri, 46, was appointed our President, Chief Executive Officer and a director on October 15, 2021. Dr. Seshadri joined Abeona on June 1, 2021 as Head of Research and Clinical Development. Prior to joining Abeona, from October 2010 to May 2021, Dr. Seshadri served in roles of increasing responsibility at Celgene (now part of Bristol-Myers Squibb) focused on research & development and commercialization for novel therapies in hematology and oncology, most recently as Executive Director & Worldwide Brand Leader for Breyanzi® (lisocabtagene maraleucel; liso-cel), a CD19-directed chimeric antigen receptor (CAR) T cell therapy for relapsed or refractory large B-cell lymphoma. While at Celgene, he led franchise level marketing and the project management office for CAR T commercialization and led teams supporting the successful global launch of Breyanzi. He also led development project teams for clinical development and regulatory submissions for REVLIMID (lenalidomide) in lymphoma, strategic go/no-go decisions for Avadomide and IMFINZI (durvalumab) while implementing program-wide efficiency measures, and managed post-marketing commitments for ISTODAX (romidepsin). In addition, Dr. Seshadri had held U.S. and global marketing lead roles for Abraxane in non-small cell lung cancer and pancreatic cancer. Previously, he was Head of Early-Stage Upstream Process Development for Biologics at Dr. Reddy’s Laboratories, where he led cell-line development, current Good Manufacturing Practices (cGMP) cell banking, characterization, and cell culture optimization for biosimilars. Dr. Seshadri completed his Ph.D. in Microbiology, Immunology & Molecular Biology and his post-doc in epigenetics at University of Arizona, and earned his M.B.A. in Finance and Healthcare from the Wharton School of the University of Pennsylvania. Dr. Seshadri’s qualifications to serve on our Board include his extensive experience across clinical development, regulatory and medical affairs, corporate affairs, and commercial, with direct operational experience in various pharmaceutical companies.

Edward Carr, 52, served as our Chief Accounting Officer from January 7, 2019 to August 10, 2021 when he was promoted to Chief Financial Officer. Mr. Carr again became Chief Accounting Officer on March 14, 2022. Mr. Carr joined Abeona in 2018 as Vice President, Controller. He has more than 25 years of corporate public accounting experience to the Company. Previously, from October 2017 to November 2018, he served as Vice President and Assistant Controller at Coty Inc., a publicly-traded multinational manufacturing company, and, from April 2007 to March 2017, Mr. Carr served as Chief Accounting Officer at Foster Wheeler AG, a publicly-traded multinational engineering company. Mr. Carr has significant experience managing various accounting, financial reporting, internal controls, tax and treasury matters. Mr. Carr, who is a Certified Public Accountant, began his career at Ernst & Young LLP. He holds a B.S. and Master of Professional Accountancy from West Virginia University.

Brendan O’Malley, J.D., Ph.D., 53, became our General Counsel on September 20, 2021. Dr. O’Malley joined Abeona in 2019 as Chief IP Counsel, bringing significant technical and legal expertise to the Abeona team. Prior to joining Abeona, he was a partner at the prominent New York patent litigation firm Fitzpatrick Cella Harper & Scinto, where he started his career as a summer associate in 2006, and then at Venable LLP, which merged with Fitzpatrick in 2018. While at Fitzpatrick and Venable, Dr. O’Malley litigated a wide variety of biopharmaceutical patent cases in the United States District Courts, at the Federal Circuit, and before the U.S. Patent and Trademark Office, negotiated numerous settlement and license agreements, and provided many patent opinions in connection with M&A due diligence in the biotech space. While attending law school at Benjamin N. Cardozo School of Law, Dr. O’Malley served as a judicial intern to Judge William H. Pauley in the U.S. District Court for the Southern District of New York. Before law school, he earned a Ph.D. in Molecular Biology & Microbiology from Tufts University School of Medicine, where he studied the role of protein-protein interactions in hepatitis virus assembly, and a B.S. degree magna cum laude from the University of Massachusetts Dartmouth.

Joseph Vazzano, 38, was appointed our Chief Financial Officer effective March 14, 2022. Before joining Abeona, Mr. Vazzano served as Chief Financial Officer of publicly-traded Avenue Therapeutics, Inc. (“Avenue”) from February 2019 to January 2022. Prior to that, he served as Avenue’s Vice President of Finance and Corporate Controller since August 2017. During his tenure at Avenue, Mr. Vazzano secured multiple equity financings for Avenue and served in a leadership role for signing a complex, two-stage acquisition of Avenue with future contingent value rights. Prior to joining Avenue, Mr. Vazzano served as Assistant Corporate Controller at publicly-traded Intercept Pharmaceuticals, Inc. from October 2016 to July 2017, where he helped grow the finance and accounting department during the company’s transition from a development-stage company to a fully integrated commercial organization. Mr. Vazzano has held various other financial roles at other publicly traded pharmaceutical companies such as Pernix Therapeutics, and NPS Pharmaceuticals. Mr. Vazzano, who is a Certified Public Accountant, began his career at KPMG LLP. Mr. Vazzano has a Bachelor of Science degree in Accounting from Lehigh University and is a Certified Public Accountant in the State of New Jersey.

Corporate Governance Matters

Pursuant to the Delaware General Corporation Law and our Bylaws, our business, property and affairs are managed by or under the direction of our Board. Members of the Board are kept informed of our business through discussions with our senior management, including our Chief Executive Officer, by reviewing materials provided to them and by participating in meetings of the Board and its committees. The Board is currently comprised of nine directors. The Board meets during our fiscal year to review significant developments affecting us and to act on matters requiring Board approval.

The Board has adopted a number of corporate governance documents, including charters for its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, corporate governance guidelines, a code of business conduct and ethics for employees, executive officers and directors (including its principal executive officer and principal financial officer) and a whistleblower policy regarding the treatment of complaints on accounting, internal accounting controls and auditing matters. All of these documents are available on our website at www.abeonatherapeutics.com under the heading “Investor & Media-Corporate Governance-Governance Documents,” and a copy of any such document may be obtained, without charge, upon written request to the Company, c/o Investor Relations, 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019.

Stockholder Communications with the Board

The Board has established a process for stockholders to send communications to it. Stockholders may send written communications to the Board or individual directors to Abeona Therapeutics Inc., Board of Directors, c/o Corporate Secretary, 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019. Stockholders also may send communications via email to IR@abeonatherapeutics.com with the notation “Attention: Corporate Secretary” in the subject field. All communications will be reviewed by the Corporate Secretary of the Company, who will determine whether such communications are relevant and for a proper purpose and appropriate for Board review and, if applicable, submit such communications to the Board on a periodic basis.

Director Independence

We are listed on the Nasdaq Capital Market (“Nasdaq”) and are subject to the Nasdaq rules and regulations governing director independence. The Board has determined that each of Leila Alland, M.D., Mark J. Alvino, Faith L. Charles, Paul Mann, Todd Wider, M.D. and Donald A. Wuchterl are independent under applicable Nasdaq rules.

Board Leadership Structure

The Board has no set policy with respect to the separation of the roles of Chairman of the Board and principal executive officer. Michael Amoroso currently serves as our Chairman of the Board and Vishwas Seshadri as Chief Executive Officer (principal executive officer). Our Board currently does not have a lead independent director.

Our Board leadership structure is commonly utilized by other public companies in the United States, and we believe that it is effective for us. We believe this leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent directors and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer, Chief Financial Officer, and General Counsel, and the independent directors. Of the current members of our Board, six are independent from management.

Board of Director’s Role in Risk Oversight

The Board is responsible for overseeing our management and operations, including overseeing our risk assessment and risk management functions. We believe that our directors provide effective oversight of risk management functions. We perform a risk review on a regular basis wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer-term horizon. From this risk assessment, plans are developed to deal with the risks identified. The results of this risk assessment are provided to the Board for their consideration and review. In addition, members of our management periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management is responsible for day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.abeonatherapeutics.com under the heading “Investors & Media—Corporate Governance—Governance—Governance Documents.” We intend to satisfy any disclosure requirements under applicable SEC or Nasdaq rules regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Abeona Therapeutics Inc., c/o Investor Relations, 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019.

Committees of the Board of Directors

The Board established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees of the Board acts pursuant to a separate written charter adopted by the Board.

The Audit Committee is currently comprised of Paul Mann (Chair), Mark J. Alvino and Faith L. Charles. The Board has determined that each of Messrs. Mann and Alvino qualify as an “audit committee financial expert,” under applicable SEC rules and regulations. The Audit Committee’s responsibilities and duties are, among other things, to engage the independent auditors, review the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls. The Board has determined that Messrs. Mann and Alvino and Ms. Charles are independent under applicable SEC and Nasdaq rules and regulations. The Audit Committee acts pursuant to a written charter, which is available on our website under “Investors & Media-Corporate Governance-Governance Documents.”

The Compensation Committee is currently comprised of Mark J. Alvino (Chair), Leila Alland, M.D. and Todd Wider, M.D. All committee members are non-employee directors under applicable SEC rules and are “outside” directors under Internal Revenue Code Section 162(m). All committee members also are independent under applicable SEC and Nasdaq rules and regulations. The Compensation Committee acts pursuant to a written charter, which is available on our website under “Investors & Media-Corporate Governance-Governance Documents.”

The Nominating and Corporate Governance Committee is currently comprised of Faith L. Charles (Chair), Leila Alland, M.D. and Donald A. Wuchterl. All committee members are independent under applicable SEC and Nasdaq rules and regulations. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing our corporate governance guidelines. The Nominating and Corporate Governance Committee acts pursuant to a written charter, which is available on our website under “Investors & Media-Corporate Governance-Governance Documents.”

ITEM 11.	EXECUTIVE COMPENSATION

Director and Executive Compensation Governance Principles

The Company has adopted certain governance principles related to director and executive compensation as follows:

●	Annual equity awards made to non-employee directors shall be granted on a different date than annual equity awards to executive officers. Final deliberations or voting on the compensation of non-employee directors (including any changes to the annual compensation package) shall be made at a different Board (or committee) meeting than any deliberations or voting on the compensation of executive officers (including any changes to the annual compensation package).
●	On an annual basis, the Compensation Committee selects and retains an independent consultant to compare the Company’s executive compensation levels, policies, practices and procedures to a set of peer companies selected by the Compensation Committee with input from the independent consultant. The independent consultant prepares and submits to the Compensation Committee a report summarizing this comparative study and its recommendations relating to executive compensation. The Company’s executive officers play no substantive role in the selection or dismissal of the independent consultant.
●	On an annual basis, qualified experts in the field present recent developments and best practices concerning executive compensation to the Compensation Committee.
●	On an annual basis, the proposed package for the non-employee director compensation must be recommended by the Compensation Committee to the Board following the receipt of a report from an independent consultant analyzing the non-employee director compensation package of the Company’s peer companies.

Outside Compensation Consultants

For 2021, the Compensation Committee engaged Radford Inc. (“Radford”) as an independent compensation consultant to provide certain services related to executive and non-employee director compensation. Radford assisted with the Compensation Committee’s review of the Company’s annual salary, bonus and equity compensation plans for executive officers and annual cash and equity compensation for non-employee directors. Radford does not provide any other services to the Company unless approved by the Compensation Committee, and no such services were provided in 2021. After considering the relevant factors, the Company determined that no conflicts of interest have been raised in connection with the services Radford performed for the Compensation Committee in 2021.

Compensation of Directors

Compensation for Board Service in 2021: Each director who is not also an Abeona employee is entitled to receive an annual board fee and an annual committee fee for their service on each Board committee. These fees are paid in cash quarterly. In addition, we reimburse each director, whether an employee or not, for the expense of attending Board and committee meetings. There were no additional fees paid for service as a chairperson of a Board committee. During 2021, the annual board fee was $50,000 and the annual committee fee was $7,500 per committee served.

In addition, incumbent non-employee directors were each granted equity awards valued at $115,000 for service on the Board in 2021 consisting of 50% in stock options and 50% in restricted stock. New non-employee directors were each granted equity awards valued at $230,000 consisting of 50% in stock options and 50% in restricted stock. All equity awards were granted on a different date than any equity awards to executive officers.

Director Compensation Table – 2021*

The table below represents the compensation paid to our directors during the year ended December 31, 2021:

	Fees
	Earned or
	Paid	Stock		Option
	in Cash	Awards		Awards		Total
Name	($)	($)(1)		($)(2)		($)
Leila Alland, M.D. (3)	$46,403	$115,000	(4)	$107,199	(5)	$268,602
Mark J. Alvino (6)	49,833	115,000	(4)	107,199	(5)	$272,032
Michael Amoroso (7)	-	-		-		$-
Faith L. Charles (6)	49,833	115,000	(4)	107,199	(5)	$272,032
Paul Mann	59,375	57,499	(8)	53,600	(9)	$170,474
Steven H. Rouhandeh (10)	39,583	57,499	(11)	53,600	(12)	$150,682
Vishwas Seshadri (13)	-	-		-		$-
Christine Silverstein	50,000	57,499	(14)	53,600	(15)	$161,099
Todd Wider, M.D.	59,375	57,499	(16)	53,600	(17)	$170,474
Donald A. Wuchterl (3)	41,049	115,000	(4)	107,199	(5)	$263,248

(1)	Fair value of stock awards is calculated under ASC 718 as of the grant date using the closing stock price of our Common Stock. Our assumptions in determining fair value are described in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8.
(2)	Fair value of option awards is calculated under ASC 718 as of the grant date using the Black-Scholes option-pricing model. Employees are assumed to exercise their options. The determination of the fair value of share-based payment awards made on the date of grant is affected by our Common Stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8.
(3)	Effective April 14, 2021, Dr. Alland and Mr. Wuchterl were appointed to the Board.
(4)	Represents the fair value of 77,181 shares of restricted stock granted on May 25, 2021. Dr. Alland, Mr. Alvino, Ms. Charles and Mr. Wuchterl held no restricted stock as of December 31, 2021.
(5)	Represents the fair value of options granted on May 25, 2021 to purchase 98,168 shares of our Common Stock. Dr. Alland, Mr. Alvino, Ms. Charles and Mr. Wuchterl each had options to purchase 98,168 shares of our Common Stock as of December 31, 2021.
(6)	Effective March 26, 2021, Mr. Alvino and Ms. Charles were appointed to the Board.
(7)	Mr. Amoroso served as our President and Chief Executive Officer from March 19, 2021 until his resignation on October 15, 2021. On October 15, 2021, Mr. Amoroso became Chairman of the Board. He did not receive any compensation for his Board service while serving as CEO, and declined renumeration for his services after he became a non-employee director.
(8)	Represents the fair value of 38,590 shares of restricted stock granted on May 25, 2021. Mr. Mann held no restricted stock as of December 31, 2021.
(9)	Represents the fair value of options granted on May 25, 2021 to purchase 49,084 shares of our Common Stock. Mr. Mann had options to purchase 49,084 shares of our Common Stock as of December 31, 2021.
(10)	On October 14, 2021, Mr. Rouhandeh resigned from the Board.
(11)	Represents the fair value of restricted stock granted on May 25, 2021 to purchase 38,590 shares of our Common Stock.
(12)	Represents the fair value of options granted on May 25, 2021 to purchase 49,084 shares of our Common Stock.
(13)	Dr. Seshadri did not receive compensation for his services as a director.
(14)	Represents the fair value of 38,590 shares of restricted stock granted on May 25, 2021. Ms. Silverstein held 60,000 shares of restricted stock as of December 31, 2021.
(15)	Represents the fair value of options granted on May 25, 2021 to purchase 49,084 shares of our Common Stock. Ms. Silverstein had options to purchase 512,834 shares of our Common Stock as of December 31, 2021.
(16)	Represents the fair value of 38,590 shares of restricted stock granted on May 25, 2021. Dr. Wider held no restricted stock as of December 31, 2021.
(17)	Represents the fair value of options granted on May 25, 2021 to purchase 49,084 shares of our Common Stock. Dr. Wider had options to purchase 49,084 shares of our Common Stock as of December 31, 2021.

Executive Compensation

The following table sets forth the aggregate compensation paid to: (i) our principal executive officer at the end of fiscal year 2021, Vishwas Seshadri; (ii) an additional principal executive officer who was no longer serving in that capacity at the end of fiscal year 2021, Michael Amoroso; and (iii) our only other executive officers other than our principal executive officer who were serving as an executive officer at the end of fiscal year 2021, Edward Carr and Brendan O’Malley.

Summary Compensation Table

Name									All
and					Option		Stock		Other
Principal		Salary	Bonus		Awards		Awards		Compensation		Total
Position	Year	($)	($)		($)(1)		($)(2)		($)		($)
Vishwas Seshadri (3) President and Chief Executive Officer	2021	$254,552	$-	(4)	$744,570	(5)	$558,500	(6)	$8,853	(7)	$1,566,475

Edward Carr (8) Chief Accounting Officer and	2021	$360,985	$146,204	(9)	$634,210	(10)	$416,880	(11)	$11,600	(7)	$1,569,879
Former Chief Financial Officer	2020	$300,000	$126,000	(12)	$161,016	(13)	$325,591	(14)	$11,400	(7)	$924,007

Brendan O’Malley (15) General Counsel	2021	$335,484	$120,281	(9)	$430,284	(16)	$281,560	(17)	$11,600	(7)	$1,179,209

Michael Amoroso (18) Former President and	2021	$450,477	$-		$1,589,910	(19)	$1,013,000	(20)	$11,600	(7)	$3,064,987
Chief Executive Officer	2020	$219,071	$106,400	(12)	$827,294	(21)	$338,728	(22)	$7,667	(7)	$1,499,160

(1)	Fair value of option awards is calculated under ASC 718 as of the grant date using the Black-Scholes option-pricing model and as of the repricing date using a Hull-White I lattice model. Employees are assumed to exercise their options. The determination of the fair value of share-based payment awards made on the date of grant is affected by our Common Stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8.
(2)	Fair value of stock awards is calculated under ASC 718 as of the grant date using the closing stock price of our Common Stock. Our assumptions in determining fair value are described in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8.
(3)	Dr. Seshadri was promoted to President and Chief Executive Officer on October 15, 2021. Dr. Seshadri joined the Company on June 1, 2021 and served as SVP, Head of Research and Clinical Development prior to his appointment to President and Chief Executive Officer.
(4)	Dr. Seshadri declined to accept a bonus for performance in 2021.

(5)	Represents the fair value of options granted on (i) June 1, 2021 to purchase 400,000 shares of our Common Stock and (ii) on October 15, 2021 to purchase 300,000 shares of our Common Stock.
(6)	Represents the fair value of restricted stock granted on (i) June 1, 2021 for 300,000 shares of our Common Stock and (ii) October 15, 2021 for 50,000 shares of our Common Stock.
(7)	Represents employer matching contributions to the Company’s 401(k) Defined Contribution Plan.
(8)	Mr. Carr was promoted to Chief Financial Officer on August 10, 2021. Mr. Carr joined Abeona in November 2018 as Controller and served as Chief Accounting Officer from January 2019 until his promotion to Chief Financial Officer.
(9)	Represents a bonus accrued for performance in 2021 and paid in February 2022. Bonus payments are pro-rated for the portion of the year employed at the Company.
(10)	Represents the fair value of options granted on (i) March 1, 2021 to purchase 100,000 shares of our Common Stock and (ii) August 10, 2021 to purchase 476,000 shares of our Common Stock.
(11)	Represents the fair value of restricted stock granted on (i) on March 1, 2021 for 50,000 shares of our Common Stock and (ii) on August 10, 2021 for 238,000 shares of our Common Stock.
(12)	Represents a bonus accrued for performance in 2020 and paid in January 2021. Bonus payments are pro-rated for the portion of the year employed at the Company.
(13)	Represents the fair value of options granted on (i) March 16, 2020 to purchase 51,081 shares of our Common Stock and (ii) May 20, 2020 to purchase 28,919 shares of our Common Stock as well as (iii) the incremental fair value of repriced options to purchase 125,000 shares of our Common Stock as noted above.
(14)	Represents the fair value of restricted stock granted (i) on May 20, 2020 for 40,000 shares of our Common Stock and (ii) on October 9, 2020 for 143,182 shares of our Common Stock.
(15)	Dr. O’Malley was promoted to General Counsel on September 20, 2021. Dr. O’Malley joined Abeona in May 2019 as Chief IP Counsel and served as Head of Legal & IP from April 2020 until his promotion to General Counsel.
(16)	Represents the fair value of options granted on (i) March 1, 2021 to purchase 100,000 shares of our Common Stock and (ii) September 20, 2021 to purchase 272,000 shares of our Common Stock.
(17)	Represents the fair value of restricted stock granted on (i) on March 1, 2021 for 50,000 shares of our Common Stock and (ii) on September 20, 2021 for 136,000 shares of our Common Stock.
(18)	Mr. Amoroso was promoted to President and Chief Executive Officer on March 19, 2021, and resigned on October 15, 2021. Mr. Amoroso joined the Company on July 9, 2020 and served as Chief Commercial Officer until October 31, 2020 when he was promoted to Chief Operating Officer, becoming the Company’s principal executive officer.
(19)	Represents the fair value of options granted on (i) March 1, 2021 to purchase 400,000 shares of our Common Stock and (ii) March 19, 2021 to purchase 500,000 shares of our Common Stock.
(20)	Represents the fair value of restricted stock granted on (i) on March 1, 2021 for 200,000 shares of our Common Stock and (ii) on March 19, 2021 for 250,000 shares of our Common Stock
(21)	Represents the fair value of options granted on (i) July 9, 2020 to purchase 250,000 shares of our Common Stock and (ii) on November 2, 2020 to purchase 100,000 shares of our Common Stock as well as (iii) the incremental fair value of repriced options to purchase 250,000 shares of our Common Stock as noted above.
(22)	Represents the fair value of restricted stock granted on October 9, 2020 for 245,455 shares of our Common Stock.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the aggregate number of option awards held by our named executive officers (“NEOs”) as of December 31, 2021.

		Option Awards					Stock Awards
		Number of	Number of				Number of		Market Value of
		Securities	Securities				Shares or		Shares or
		Underlying	Underlying				Units		Units of
		Unexercised	Unexercised		Option		of Stock		Stock
		Options	Options		Exercise	Option	That Have		That Have
	Grant	(#)	(#)		Price	Expiration	Not Vested		Not Vested
Name	Date	Exercisable	Unexercisable		($)	Date	(#)		(S)(1)
	10/15/2021	-	300,000	(2)	$0.91	10/15/2031	50,000	(3)	$17,000
Vishwas Seshadri	6/1/2021	-	-		-	-	100,000	(3)	$34,000
	6/1/2021	-	400,000	(2)	$1.71	6/1/2031	200,000	(3)	$68,000
	8/10/2021	-	476,000	(4)	1.26	8/10/2031	238,000	(5)	$80,920
	3/1/2021	-	100,000	(4)	$2.34	3/1/2031	50,000	(5)	$17,000
Edward Carr	5/20/2020	12,657	16,262	(4)	$1.15	3/16/2030	30,000	(5)	$10,200
	3/16/2020	22,356	28,725	(4)	$1.15	3/16/2030	-		$-
	4/9/2019	6,680	3,320	(4)	$1.15	4/9/2029	-		$-
	11/19/2018	27,000	8,000	(4)	$1.15	11/19/2028	-		$-
	9/20/2021	-	272,000	(6)	1.21	9/20/2031	136,000	(7)	$46,240
	3/1/2021	-	100,000	(6)	$2.34	3/1/2031	50,000	(7)	$17,000
Brendan O’Malley	5/20/2020	7,912	10,162	(6)	$1.15	3/16/2030	18,750	(7)	$6,375
	3/16/2020	13,976	17,950	(6)	$1.15	3/16/2030	-		$-
	5/31/2019	35,524	19,476	(6)	$1.15	5/31/2029	-		$-
	3/19/2021	-	500,000	(8)	2.18	3/19/2031	250,000	(9)	$85,000
	3/1/2021	-	400,000	(8)	$2.34	3/1/2031	200,000	(9)	$68,000
Michael Amoroso	11/2/2020	27,084	72,916	(8)	$1.07	11/2/2030	-		$-
	7/9/2020	88,545	161,455	(8)	$1.15	7/9/2030	-		$-

(1)	Calculated based on the closing share price on December 31, 2021 of $0.34.
(2)	Dr. Seshadri’s options to purchase shares of Common Stock will vest in the following periods: 300,000 options at $0.91 per share granted on October 15, 2021 will be fully vested in October 2025 and 400,000 options granted on June 1, 2021 at $1.71 per share will be fully vested in June 2025.
(3)	Dr. Seshadri’s restricted stock will vest in the following periods: 50,000 shares of restricted stock granted on October 15, 2021 will be fully vested in October 2025; 100,000 shares of restricted stock granted on June 1, 2021 will be fully vested in June 2022; and 200,000 shares of restricted stock granted on June 1, 2021 will be fully vested in June 2025.
(4)	Mr. Carr’s options to purchase shares of Common Stock will vest the following periods: 476,000 options granted on August 10, 2021 at $1.26 per share will be fully vested in August 2025; 100,000 options granted on March 1, 2021 at $2.34 per share will be fully vested in March 2025; 16,262 options granted on May 20, 2020 at $1.15 per share will be fully vested in March 2024; 28,725 options granted on March 16, 2020 at $1.15 per share will be fully vested in March 2024; 3,320 options granted on April 9, 2019 at $1.15 per share will be fully vested in April 2023; and 8,000 options granted on November 19, 2018 at $1.15 per share will be fully vested in November 2022.
(5)	Mr. Carr’s restricted stock will vest in the following periods: 238,000 shares of restricted stock granted on August 10, 2021 will be fully vested in August 2025; 50,000 shares of restricted stock granted on March 1, 2021 will be fully vested in March 2025; and 30,000 shares of restricted stock granted on May 20, 2020 will be fully vested in March 2024.
(6)	Dr. O’Malley’s options to purchase shares of Common Stock will vest the following periods: 272,000 options granted on September 20, 2021 at $1.21 per share will be fully vested in September 2025; 100,000 options granted on March 1, 2021 at $2.34 per share will be fully vested in March 2025; 10,162 options granted on May 20, 2020 at $1.15 per share will be fully vested in March 2024; 17,950 options granted on March 16, 2020 at $1.15 per share will be fully vested in March 2024; and 19,476 options granted on May 31, 2019 at $1.15 per share will be fully vested in May 2023.
(7)	Dr. O’Malley’s restricted stock will vest in the following periods: 136,000 shares of restricted stock granted on September 20, 2021 will be fully vested in September 2025; 50,000 shares of restricted stock granted on March 1, 2021 will be fully vested in March 2025; and 18,750 shares of restricted stock granted on May 20, 2020 will be fully vested in March 2024.
(8)	Mr. Amoroso’s options to purchase shares of Common Stock will vest the following periods: 500,000 options granted on March 19, 2021 at $2.18 per share will be fully vested in March 2025; 400,000 options granted on March 1, 2021 at $2.34 per share will be fully vested in March 2025; 72,916 options granted on November 2, 2020 at $1.07 per share will be fully vested in November 2024; and 161,455 options granted on July 9, 2020 at $1.15 per share will be fully vested in July 2024.
(9)	Mr. Amoroso’s restricted stock will vest in the following periods: 250,000 shares of restricted stock granted on March 19, 2021 will be fully vested in March 2025 and 200,000 shares of restricted stock granted on March 1, 2021 will be fully vested in March 2025.

Compensation Pursuant to Agreements and Plans

Employment Agreements

President and Chief Executive Officer

Dr. Seshadri entered into an employment agreement with the Company when he joined as SVP, Head of Research & Clinical Development on June 1, 2021. In his role as SVP, Head of Research & Clinical Development, Dr. Seshadri received an annual base salary of $400,000 and was eligible for an annual discretionary bonus with a target of 40% of his annual base salary. On June 1, 2021, Dr. Seshadri was granted stock options to purchase 400,000 shares of the Company’s Common Stock pursuant to the Company’s 2015 Equity Incentive Plan, with 25% vesting on June 1, 2022 and the remaining 75% vesting in 36 equal monthly installments thereafter. On June 1, 2021, Dr. Seshadri was granted 300,000 restricted shares of Common Stock pursuant to the Company’s 2015 Equity Incentive Plan, with 150,000 shares vesting on June 1, 2022 and the remaining 150,000 shares vesting in three installments of 50,000 shares annually thereafter starting on June 1, 2023.

On October 15, 2021, Dr. Seshadri was appointed President, Chief Executive Officer, and Director. In his new role as President and Chief Executive Officer, Dr. Seshadri receives an annual base salary of $500,000 and will be eligible for an annual discretionary bonus with a target of 50% of his annual base salary. In connection with his appointment to President and Chief Executive Officer, Dr. Seshadri was granted 50,000 shares of restricted stock and options to purchase 300,000 shares of common stock of the Company. The options vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments thereafter. The restricted stock will vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in equal annual installments over the following 36 months.

Under the terms of his employment agreement dated October 6, 2021, Dr. Seshadri and the Company may each terminate Dr. Seshadri’s employment for any reason upon written notice to the other party. If Dr. Seshadri’s employment is terminated by the Company other than for Cause, or by Dr. Seshadri for Good Reason (as each term is defined in his employment agreement), Dr. Seshadri will be entitled to (i) a payment equal to the sum of his base salary plus his target annual bonus opportunity, (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date, (iii) a pro-rata bonus for the year of termination and (iv) accelerated vesting equivalent to 12 months of continued employment from the Termination Date (disregarding such termination for such purpose) with respect to all unvested equity and any other long-term incentive awards granted to Dr. Seshadri and then outstanding on the Termination Date. The Company’s obligations in the preceding sentence are conditioned upon, among other things, Dr. Seshadri’s execution and nonrevocation of a release of claims in favor of the Company and its affiliates.

If Dr. Seshadri remains continuously employed through the date of a Change in Control (as that term is defined in his employment agreement), all outstanding equity compensation awards will become fully vested and exercisable immediately.

Chief Accounting Officer and Former Chief Financial Officer

The Board appointed Mr. Carr as Chief Accounting Officer effective January 7, 2019. He was entitled to an annual base salary of $300,000, effective January 1, 2020 and a target annual bonus opportunity equal to 35% of his base salary. The amount of the annual bonus actually paid depended on the extent to which the performance goals are achieved or exceeded as determined by the Board. Mr. Carr is eligible to participate in all employee benefit plans that the Company may establish for similarly situated employees, if and to the extent he is eligible pursuant to the terms of such plans and Company policies, which may be modified by the Company at its discretion.

Effective January 1, 2021, Mr. Carr’s annual base salary was increased to $336,000 and his annual discretionary bonus target was 35% of his annual base salary.

On March 1, 2021, Mr. Carr was granted (i) stock options to purchase 100,000 shares of the Company’s Common Stock pursuant to the Company’s 2015 Equity Incentive Plan, with 25% vesting on March 1, 2022 and the remaining 75% vesting in 36 equal monthly installments thereafter and (ii) 50,000 restricted shares of Common Stock pursuant to the Company’s 2015 Equity Incentive Plan, with 25% vesting on each of March 1, 2022, March 1, 2023, March 1, 2024 and March 1, 2025.

On August 10, 2021, Mr. Carr was appointed as Chief Financial Officer. In his new role, Mr. Carr received an annual base salary of $400,000 and was eligible for an annual discretionary bonus with a target of 40% of his annual base salary. In connection with his appointment to Chief Financial Officer, Mr. Carr was granted 238,000 shares of restricted stock and options to purchase 476,000 shares of common stock of the Company. The options vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments thereafter. The restricted stock will vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in equal annual installments over the following 36 months.

On March 3, 2022, Mr. Carr notified the Company of his resignation effective March 31, 2022. On March 14, 2022, Mr. Carr ceased being the Chief Financial Officer and became the Chief Accounting Officer, a position he will hold through March 31, 2022.

Under the terms of his employment agreement dated August 10, 2021, Mr. Carr and the Company may each terminate Mr. Carr’s employment for any reason upon written notice to the other party. If Mr. Carr’s employment is terminated by the Company other than for Cause, or by Mr. Carr for Good Reason (as each term is defined in his employment agreement), Mr. Carr will be entitled to (i) a payment equal to the sum of twelve months of his annual base salary plus twelve months of his annual target annual bonus opportunity and (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date. If Mr. Carr’s employment is terminated by the Company other than for Cause, or by Mr. Carr for Good Reason (as each term is defined in his employment agreement) within twelve months following a Change of Control, Mr. Carr will be entitled to (i) a payment equal to the sum of twelve months of his annual base salary plus twelve months of his annual target annual bonus opportunity and (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date. The Company’s obligations in the preceding sentence are conditioned upon, among other things, Mr. Carr’s execution and nonrevocation of a release of claims in favor of the Company and its affiliates.

If Mr. Carr remains continuously employed through the date of a Change in Control (as that term is defined in his employment agreement), all outstanding equity compensation awards will become fully vested and exercisable immediately.

General Counsel

Dr. O’Malley joined Abeona in 2019 as Chief IP Counsel. He was entitled to an annual base salary of $321,000, effective January 1, 2021 and a target annual bonus opportunity equal to 35% of his base salary. The amount of the annual bonus actually paid depended on the extent to which the performance goals are achieved or exceeded as determined by the Board. Dr. O’Malley is eligible to participate in all employee benefit plans that the Company may establish for similarly situated employees, if and to the extent he is eligible pursuant to the terms of such plans and Company policies, which may be modified by the Company at its discretion.

On September 20, 2021, Dr. O’Malley was appointed SVP, General Counsel. In his new role, Dr. O’Malley receives an annual base salary of $372,000 and is eligible for an annual discretionary bonus with a target of 40% of his annual base salary. In connection with his appointment as SVP, General Counsel, Dr. O’Malley was granted 136,000 shares of restricted stock and options to purchase 272,000 shares of common stock of the Company. The options vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments thereafter. The restricted stock will vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in equal annual installments over the following 36 months

Under the terms of his employment agreement dated September 16, 2021, Dr. O’Malley and the Company may each terminate Dr. O’Malley’s employment for any reason upon written notice to the other party. If Dr. O’Malley’s employment is terminated by the Company other than for Cause, or by Dr. O’Malley for Good Reason (as each term is defined in his employment agreement), Dr. O’Malley will be entitled to (i) a payment equal to the sum of twelve months of his annual base salary plus twelve months of his annual target annual bonus opportunity and (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date. If Dr. O’Malley’s employment is terminated by the Company other than for Cause, or by Dr. O’Malley for Good Reason (as each term is defined in his employment agreement) within twelve months following a Change of Control, Dr. O’Malley will be entitled to (i) a payment equal to the sum of twelve months of his annual base salary plus twelve months of his annual target annual bonus opportunity and (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date. The Company’s obligations in the preceding sentence are conditioned upon, among other things, Dr. O’Malley’s execution and nonrevocation of a release of claims in favor of the Company and its affiliates.

If Dr. O’Malley remains continuously employed through the date of a Change in Control (as that term is defined in his employment agreement), all outstanding equity compensation awards will become fully vested and exercisable immediately.

Former President and Chief Executive Officer

Mr. Amoroso had entered into a letter agreement with the Company dated March 19, 2021 in connection with his appointment to President and Chief Executive Officer. Pursuant to such agreement, Mr. Amoroso received an annual base salary of $550,000 and will be eligible for an annual discretionary bonus with a target of 50% of his annual base salary. In connection with his appointment to President and Chief Executive Officer, Mr. Amoroso was granted 250,000 shares of restricted stock and options to purchase 500,000 shares of common stock of the Company. The options vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments thereafter. The restricted stock will vest 25% on the one-year anniversary of the grant date and the remaining 75% vesting in equal quarterly installments over the following 36 months.

Pursuant to Mr. Amoroso’s agreement, Mr. Amoroso and the Company may each terminate Amoroso’s employment for any reason upon written notice to the other party. If Mr. Amoroso’s employment was terminated by the Company other than for Cause, or by Mr. Amoroso for Good Reason (as each term is defined in his employment agreement), Mr. Amoroso would have been entitled to (i) a payment equal to the sum of his base salary plus his target annual bonus opportunity, (ii) payment equal to the cost of the premium for his health coverage under the Company’s health plan for him and his dependents for the twelve-month period following his termination date, and (iii) accelerated vesting equivalent to 12 months of continued employment from the Termination Date (disregarding such termination for such purpose) with respect to all unvested equity and any other long-term incentive awards granted to him and then outstanding on the Termination Date. The Company’s obligations in the preceding sentence were conditioned upon, among other things, Mr. Amoroso’s execution and nonrevocation of a release of claims in favor of the Company and its affiliates.

If Mr. Amoroso remained continuously employed through the date of a Change in Control (as that term is defined in the employment agreement), all outstanding equity compensation awards would become fully vested and exercisable immediately.

Retirement Benefits

The Company’s executives are provided usual and customary retirement benefits available to all employees, including the NEOs. These include thrift savings (401(k)), life insurance, accidental death and dismemberment insurance, medical/dental insurance, vision insurance, long-term disability insurance and a Company-sponsored pension plan. We provide matching contributions under our 401(k) to all employees, including the NEOs.

COMPENSATION COMMITTEE DISCUSSION ON EXECUTIVE COMPENSATION

The Compensation Committee operates under a written charter adopted by the Board and is responsible for making all compensation decisions for the Company’s directors and named executives including determining base salary and annual incentive compensation amounts and recommending stock option grants and other stock-based compensation under our equity incentive plans. The Compensation Committee charter can be found on our under “Investor & Media-Corporate Governance-Governance Documents.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 21, 2022 by (i) each person who is known by us to beneficially own more than five percent of any class of our Common Stock; (ii) each of our directors and nominees; (iii) each of our named executive officers; and (iv) all of our executive officers and directors as a group. The address of each holder listed below, except as otherwise indicated, is 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019.

	Amount and Nature of
	Beneficial Ownership
	Common	Percent of
Name and Address of Beneficial Owner	Stock (1)	Common Stock(2)
Directors, Director Nominees, and Named Executive Officers:
Leila Alland, M.D. (3)	175,349	*
Mark J. Alvino (4)	180,349	*
Michael Amoroso (5)	1,019,233	*
Faith L. Charles (3)	175,349	*
Paul Mann (6)	87,674	*
Christine Silverstein (7)	536,452	*
Todd Wider, M.D. (6)	87,674	*
Donald A. Wuchterl (3)	175,349	*
Vishwas Seshadri (8)	350,000	*
Edward Carr (9)	511,065	*
Brendan O’Malley (10)	302,275	*
All Directors, Director Nominees, and Named Executive Officers as a group (consisting of 11 persons)	3,600,769	2.4%
5% Beneficial Owners:
Steven H. Rouhandeh (11)	14,052,364	9.5%
Adage Capital Partners, L.P. (12)	8,007,272	5.4%

*	Less than 1%

(1)	Includes outstanding shares of Common Stock held plus all shares of Common Stock issuable upon exercise of options, warrants and other rights exercisable within 60 days after March 21, 2022.
(2)	Based upon 147,378,022 shares of Common Stock issued and outstanding as of March 21, 2022.
(3)	Dr. Alland, Ms. Charles and Mr. Wuchterl are each known to beneficially own an aggregate of 77,181 shares of our Common Stock and presently exercisable options for the purchase of 98,168 shares pursuant to the 2015 Equity Incentive Plan.
(4)	Mr. Alvino is known to beneficially own an aggregate of 82,181 shares of our Common Stock and presently exercisable options for the purchase of 98,168 shares pursuant to the 2015 Equity Incentive Plan.
(5)	Mr. Amoroso is known to beneficially own an aggregate of 604,637 shares of our Common Stock and presently exercisable options for the purchase of 414,596 shares of our Common Stock pursuant to the 2015 Equity Incentive Plan.
(6)	Mr. Mann and Dr. Wider are each known to beneficially own an aggregate of 38,590 shares of our Common Stock and presently exercisable options for the purchase of 49,084 shares pursuant to the 2015 Equity Incentive Plan.
(7)	Ms. Silverstein is known to beneficially own an aggregate of 118,590 shares of our Common Stock and presently exercisable options for the purchase of 417,862 shares of our Common Stock pursuant to the 2015 Equity Incentive Plan.
(8)	Dr. Seshadri is known to beneficially own an aggregate of 350,000 shares of our Common Stock.
(9)	Mr. Carr is known to beneficially own an aggregate of 400,169 shares of our Common Stock and presently exercisable options for the purchase of 110,896 shares of our Common Stock pursuant to the 2015 Equity Incentive Plan.
(10)	Dr. O’Malley is known to beneficially own an aggregate of 204,750 shares of our Common Stock and presently exercisable options for the purchase of 97,525 shares of our Common Stock pursuant to the 2015 Equity Incentive Plan.
(11)	Beneficial ownership for Mr. Rouhandeh includes (i) 503,590 shares held directly by Mr. Rouhandeh, (ii) presently exercisable options for the purchase of 1,024,114 shares pursuant to the 2015 Equity Incentive Plan, (iii) presently exercisable options for the purchase of 80,000 shares pursuant to the 2005 Equity Incentive Plan, (iv) 229 shares held by the Sophie C. Rouhandeh Trust, 229 shares held by the Chloe H. Rouhandeh Trust, and 714 shares held by the SHR Family Trust (collectively, the “Trusts”), and (v) 11,079,292 shares and 1,364,196 shares held by each of SCO Capital Partners LLC and Beach Capital LLC, respectively. Mr. Rouhandeh serves as trustee of each of the Trusts. He is also the Chief Investment Officer and managing member of SCO Capital Partners LLC and managing member of Beach Capital LLC. The address for each of Mr. Rouhandeh, SCO Capital Partners LLC and Beach Capital LLC is 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019. Mr. Rouhandeh disclaims his beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2022 by Adage Capital Partners, L.P. and related entities. Adage Capital Partners L.P.’s address is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On occasion we may engage in certain related party transactions. Pursuant to our Audit Committee charter, our policy is that all related party transactions are reviewed and approved by the Audit Committee. There were no related party transactions in 2021.

Director Independence

The information set forth under the caption “Director Independence” in Item 10 of this Form 10-K is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered during the respective periods.

Types of Fees	2021	2020
Audit Fees (1)	$153,000	$171,000
Audit-Related Fees (2)	$74,000	$33,000
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)	Audit fees for 2021 and 2020 were for professional services rendered for the audit of our financial statements for the fiscal year and reviews of our quarterly financial statements included in our Form 10-Q filings.
(2)	Audit-related fees are for services related to our registration statements on Forms S-3 and S-8 and other fees.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice, and tax planning service.
(4)	All other fees are for services, other than those described above, rendered to us.

All decisions regarding the selection of an independent registered public accounting firm and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.

The Audit Committee selected Whitley Penn LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. Whitley Penn LLP has served as Abeona’s independent registered public accounting firm since September 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement with respect to such services. In 2021 and 2020, the Audit Committee approved all of the services listed under the preceding captions “Audit Fees” and “Audit-Related Fees.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements. The following financial statements are submitted as part of this report:

b. Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)
3.2	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 21, 2020)
4.1*	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)
4.2*	2015 Equity Incentive Plan Amendment (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)
4.3	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)
10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)
10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)
10.3	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)
10.4	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)
10.5	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)
10.6*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri
10.7*	Offer Letter, effective October 19, 2018, by and between the Company and Edward Carr (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 9, 2018)
10.8*	Letter Agreement, dated September 12, 2019, amending Offer Letter between the Company and Edward Carr, dated November 8, 2018 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2019)
10.9*	Offer Letter, dated June 18, 2020, between the Company and Edward Carr (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 23, 2020)
10.10*	Letter Agreement, dated August 10, 2021, between the Company and Edward Carr (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2021)
10.11*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley
10.12	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)
10.13	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)
10.14+	Settlement Agreement and Mutual Release, dated November 12, 2021, between the Company and REGENXBIO Inc.
21	Subsidiaries of the registrant
23.1	Consent of Whitley Penn LLP
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Principal Executive Officer Certification and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: March 31, 2022	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
Principal Executive Officer

Date: March 31, 2022	By:	/s/ Edward Carr
Edward Carr
Chief Accounting Officer
Principal Financial and Accounting Officer

Date: March 31, 2022	By:	/s/ Leila Alland
Leila Alland, Director

Date: March 31, 2022	By:	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date: March 31, 2022	By:	/s/ Michael Amoroso
Michael Amoroso, Director
Chairman of the Board

Date: March 31, 2022	By:	/s/ Faith L. Charles
Faith L. Charles, Director

Date: March 31, 2022	By:	/s/ Paul Mann
Paul Mann, Director

Date: March 31, 2022	By:	/s/ Christine Silverstein
Christine Silverstein, Director

Date: March 31, 2022	By:	/s/ Todd Wider
Todd Wider, Director

Date: March 31, 2022	By:	/s/ Donald A. Wuchterl
Donald A. Wuchterl, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Abeona Therapeutics Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

March 31, 2022

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,938,000	$12,596,000
Short-term investments	12,086,000	82,438,000
Accounts receivable	3,000,000	-
Prepaid expenses, other current assets and restricted cash	7,377,000	2,708,000
Total current assets	55,401,000	97,742,000

Property and equipment, net	12,339,000	11,322,000
Right-of-use lease assets	9,403,000	7,032,000
Licensed technology, net	1,384,000	1,500,000
Goodwill	-	32,466,000
Other assets and restricted cash	1,059,000	1,136,000
Total assets	$79,586,000	$151,198,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,325,000	$4,695,000
Accrued expenses	5,585,000	3,410,000
Current portion of lease liability	1,818,000	1,713,000
Current portion of PPP loan payable	-	330,000
Current portion of payable to licensor	4,599,000	31,515,000
Deferred revenue	296,000	296,000
Total current liabilities	16,623,000	41,959,000

PPP loan payable	-	1,428,000
Payable to licensor	3,828,000	-
Other long-term liabilities	200,000	-
Long-term lease liabilities	7,560,000	5,260,000
Total liabilities	28,211,000	48,647,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; no issued and outstanding shares at December 31, 2021 and 2020	-	-
Common stock - $0.01 par value; authorized 200,000,000 shares; issued and outstanding 147,205,422 at December 31, 2021; issued and outstanding 96,131,678 at December 31, 2020	1,472,000	961,000
Additional paid-in capital	705,570,000	672,304,000
Accumulated deficit	(655,640,000)	(570,704,000)
Accumulated other comprehensive loss	(27,000)	(10,000)
Total stockholders’ equity	51,375,000	102,551,000
Total liabilities and stockholders’ equity	$79,586,000	$151,198,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020
Revenues:
License and other revenues	$3,000,000	$10,000,000
Total revenues	3,000,000	10,000,000

Expenses:
Research and development	34,325,000	30,139,000
General and administrative	22,795,000	23,779,000
Depreciation and amortization	3,250,000	4,586,000
Goodwill impairment charge	32,466,000	-
Licensed technology impairment charge	-	32,916,000
Total expenses	92,836,000	91,420,000

Loss from operations	(89,836,000)	(81,420,000)

Gain on settlement with licensor	6,743,000	-
PPP loan payable forgiveness income	1,758,000	-
Interest and miscellaneous income	69,000	1,301,000
Interest and other expense	(3,670,000)	(4,115,000)
Net loss	$(84,936,000)	$(84,234,000)

Basic and diluted loss per common share	$(0.86)	$(0.91)

Weighted average number of common shares outstanding – basic and diluted	98,441,911	92,663,574

Other comprehensive income/(loss):
Change in unrealized gains/(losses) related to available-for-sale debt securities	9,000	(10,000)
Foreign currency translation adjustments	(26,000)	-
Comprehensive loss	$(84,953,000)	$(84,244,000)

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2019	83,622,135	$836,000	$664,064,000	$(486,470,000)	$-	$178,430,000

Stock option-based compensation expense	-	-	5,853,000	-	-	5,853,000
Restricted stock-based compensation expense	-	-	2,334,000	-	-	2,334,000
Issuance of common stock in connection with the exercise of stock options	77,560	1,000	176,000	-	-	177,000
Issuance of common stock in connection with restricted share awards, net of cancellations	3,414,928	34,000	(34,000)	-	-	-
Issuance of common stock in connection with the exercise of pre-funded warrants	9,017,055	90,000	(89,000)	-	-	1,000
Net loss	-	-	-	(84,234,000)	-	(84,234,000)
Other comprehensive loss	-	-	-	-	(10,000)	(10,000)
Balance, December 31, 2020	96,131,678	$961,000	$672,304,000	$(570,704,000)	$(10,000)	$102,551,000

Stock option-based compensation expense	-	-	5,250,000	-	-	5,250,000
Restricted stock-based compensation expense	-	-	3,666,000	-	-	3,666,000
Issuance of common stock in connection with the exercise of stock options	630,675	6,000	825,000	-	-	831,000
Issuance of common stock in connection with restricted share awards, net of cancellations	2,071,275	21,000	(21,000)	-	-	-
Issuance of common stock for cash under open market sale agreement	3,671,794	37,000	8,014,000	-	-	8,051,000
Issuance of common stock and stock purchase warrants in connection with public offering, net of offering costs	44,700,000	447,000	15,532,000	-	-	15,979,000
Net loss	-	-	-	(84,936,000)	-	(84,936,000)
Other comprehensive loss	-	-	-	-	(17,000)	(17,000)
Balance, December 31, 2021	147,205,422	$1,472,000	$705,570,000	$(655,640,000)	$(27,000)	$51,375,000

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,936,000)	$(84,234,000)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash goodwill impairment charge	32,466,000	-
Non-cash licensed technology impairment charge	-	32,916,000
Non-cash gain on settlement with licensor	(6,743,000)	-
Depreciation and amortization	3,250,000	4,586,000
Stock option-based compensation expense	5,250,000	5,853,000
Restricted stock-based compensation expense	3,666,000	2,334,000
Non-cash PPP loan payable forgiveness income	(1,758,000)	-
Non-cash interest expense	67,000	600,000
Accretion and interest on short-term investments	122,000	(70,000)
Amortization of right-of-use lease assets	1,214,000	1,015,000
Other	-	347,000
Change in operating assets and liabilities:
Accounts receivable	(3,000,000)	-
Prepaid expenses, other current assets and restricted cash	331,000	424,000
Other assets and restricted cash	(7,000)	(127,000)
Accounts payable, accrued expenses, lease liabilities and other liabilities	825,000	(2,178,000)
Payable to licensor	(16,412,000)	3,515,000
Net cash used in operating activities	(65,665,000)	(35,019,000)

Cash flows from investing activities:
Capital expenditures	(4,151,000)	(1,336,000)
Purchases of short-term investments	(20,163,000)	(170,472,000)
Proceeds from maturities of short-term investments	90,376,000	88,094,000
Net cash provided by/(used in) investing activities	66,062,000	(83,714,000)

Cash flows from financing activities:
Proceeds from loan payable	-	1,758,000
Proceeds from issuance of common stock and warrants in public offering	17,433,000	1,000
Payment of offering costs in public offering	(1,454,000)	-
Proceeds from open market sales of common stock	8,051,000	-
Proceeds from exercise of stock options	831,000	177,000
Net cash provided by financing activities	24,861,000	1,936,000

Net increase/(decrease) in cash, cash equivalents and restricted cash	25,258,000	(116,797,000)
Cash, cash equivalents and restricted cash at beginning of year	13,571,000	130,368,000
Cash, cash equivalents and restricted cash at end of year	$38,829,000	$13,571,000

Supplemental cash flow information:
Cash and cash equivalents	$32,938,000	$12,596,000
Restricted cash	5,891,000	975,000
Total cash, cash equivalents and restricted cash	$38,829,000	$13,571,000

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Additions to right-of-use lease assets obtained from new operating lease liabilities resulting from modification of original lease arrangement	$3,585,000	$-

The accompanying notes are an integral part of these consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Abeona Therapeutics Inc. (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing gene and cell therapies for life-threatening rare genetic diseases. Our lead clinical program is EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), which is currently in the pivotal Phase 3 VIITAL™ clinical trial. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner for EB-101 with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our adeno-associated virus (“AAV”)-based gene therapy ABO-102 for Sanfilippo syndrome type A (“MPS IIIA”) and we have discontinued development of our AAV-based gene therapy ABO-101 for Sanfilippo syndrome type B (“MPS IIIB”). We plan to continue development of AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill (“UNC”), and internal AAV vector research programs.

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

As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $50.9 million and net assets of $51.4 million. For the year ended December 31, 2021, we had cash outflows from operations of $65.7 million. We have not generated significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

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

Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of this report on Form 10-K. We will need to secure additional funding beyond the next 12 months to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

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

Additional information and disclosures required under ASC 842 are included in Note 14.

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

We considered the status of our discussions with REGENXBIO in March 2020 as a potential indicator of impairment in accordance with ASC 360-10-35-21. Our impairment test indicated that the carrying value of the license agreement exceeded its fair value and we recorded a $32.9 million non-cash impairment charge in 2020. We did not recognize any impairment charges to related licensed technology in 2021.

Goodwill

In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment. Additional information and disclosures required under ASC 350 are included in Note 5.

Restricted Cash

As of December 31, 2021 and 2020, restricted cash of $5.0 million and nil, respectively, is recorded within “Prepaid expenses, other current assets and restricted cash” and $0.9 million and $1.0 million, respectively, is recorded within “Other assets and restricted cash” in the accompanying consolidated balance sheets and are included as a component of cash, cash equivalents and restricted cash on our consolidated statements of cash flows. Restricted cash serves as collateral for the payable to licensor due in November 2022 as well as collateral for office space.

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

Additional information and disclosures required under ASC 606 are included in Note 10.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development cost, clinical trial expense, manufacturing, regulatory, and consulting. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired.

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

We account for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. For 2021 and 2020, we did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. It is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. We file U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations and most states have a four-year statute of limitations; however, the taxing authorities are allowed to review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits.

Loss Per Common Share

We have presented basic and diluted loss per common share on the statement of operations and comprehensive loss. Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock.

We do not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, and stock purchase warrants. We did not include the following potentially dilutive securities in the computation of diluted net loss per common share during the periods presented:

	For the years ended December 31,
	2021	2020
Restricted stock	2,431,515	2,952,499
Stock options	7,934,851	5,685,539
Stock purchase warrants	44,700,000	-
Total	55,066,366	8,638,038

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

The following table summarizes stock option-based option compensation for 2021 and 2020, which was allocated as follows:

	For the years ended December 31,
	2021	2020
Research and development	$1,915,000	$3,126,000
General and administrative	3,335,000	2,727,000
Stock option-based compensation expense included in operating expense	5,250,000	5,853,000

Total stock option-based compensation expense	5,250,000	5,853,000
Tax benefit	-	-
Stock option-based compensation expense, net of tax	$5,250,000	$5,853,000

The following table summarizes restricted stock-based compensation for 2021 and 2020, which was allocated as follows:

	For the years ended December 31,
	2021	2020
Research and development	$1,384,000	$957,000
General and administrative	2,282,000	1,377,000
Restricted stock-based compensation expense included in operating expense	3,666,000	2,334,000

Total restricted stock-based compensation expense	3,666,000	2,334,000
Tax benefit	-	-
Restricted stock-based compensation expense, net of tax	$3,666,000	$2,334,000

Additional information and disclosures required under ASC 718 are included in Note 11.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table summarizes the available-for-sale investments held as of December 31, 2021 and 2020.

Description	December 31, 2021	December 31, 2020
U.S. government and agency securities and treasuries	$12,086,000	$82,438,000

The amortized cost of the available-for-sale investments, which is adjusted for amortization of premiums and accretion of discounts to maturity, was $12,087,000 and $82,448,000 as of December 31, 2021 and 2020, respectively. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the years ended December 31, 2021 or 2020.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Laboratory equipment	$9,081,000	$8,160,000
Furniture and office equipment	1,896,000	1,818,000
Leasehold improvements	8,603,000	8,602,000
Construction work-in-progress	3,219,000	71,000
	22,799,000	18,651,000
Less: accumulated depreciation and amortization	10,460,000	7,329,000
Property and equipment, net	$12,339,000	$11,322,000

 Depreciation and amortization on property and equipment was $3.1 million and $3.2 million for 2021 and 2020, respectively.

NOTE 4 – LICENSED TECHNOLOGY

On November 4, 2018, we entered into a license agreement with REGENXBIO Inc. (“REGENXBIO”) to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was to be due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling up to $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which was to remain payable if the agreement were terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license was being amortized over the life of the patent of eight years. On November 1, 2019, we entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which included $1 million of interest) that would have been due no later than April 1, 2020. That $8 million payment that had been scheduled to be paid by April 1, 2020 and the $20 million payment that had been due to be paid on November 4, 2020 were both recorded as payable to licensor on the consolidated balance sheet. The Company disputed that it was responsible for the $8 million and $20 million payments, and those payments were the subject of an arbitration between the Company and REGENXBIO as noted below.

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

On August 9, 2021, we filed a second arbitration claim with the AAA asserting that a settlement had been reached before the tribunal’s award in the first arbitration was issued. On September 14, 2021, REGENXBIO filed its answer, a counterclaim seeking attorney fees and costs, and a request for permission to file a case dispositive motion. A preliminary hearing was held on November 1, 2021, during which the AAA tribunal set timetables for discovery and for REGENXBIO’s filing of its case dispositive motion. Those timetables were formalized in a procedural order issued by the tribunal on November 8, 2021. Under the schedule set by the tribunal, REGENXBIO’s opening brief in support of its case dispositive motion was filed on November 8, 2021, briefing was scheduled to be completed on December 29, 2021, and oral argument was scheduled for January 14, 2022. REGENXBIO had also filed suit in the New York State Supreme Court Commercial Division seeking enforcement of the original arbitration award, and we had requested that the Court stay that proceeding until the second arbitration was complete. Oral argument on our request for a stay was set for March 10, 2022.

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million that was paid in November 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties is not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement.

As of December 31, 2021, we have recorded the payable to licensor in the balance sheet based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement. As of December 31, 2021, we have also recorded $5 million of restricted cash within prepaid expenses, other current assets and restricted cash in the balance sheet that serves as collateral for the payment owed to REGENXBIO on the first anniversary of the effective date of the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with licensor in the statement of operations and comprehensive loss during the year ended December 31, 2021 and a $6.7 million non-cash gain on settlement with licensor in the statement of cash flows during the year ended December 31, 2021.

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years.

Licensed technology consists of the following:

	December 31, 2021	December 31, 2020
Licensed technology	$2,156,000	$2,156,000
Less accumulated amortization	772,000	656,000
Licensed technology, net	$1,384,000	$1,500,000

The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2021 is as follows:

2022	$116,000
2023	116,000
2024	117,000
2025	117,000
2026	117,000
Thereafter	801,000
Total	$1,384,000

Amortization on licensed technology was $116,000 and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – GOODWILL

As of December 31, 2021 and 2020, goodwill of nil and $32.5 million, respectively, was recorded on the Company’s consolidated balance sheet. The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2021	2020
Goodwill at the beginning of the year	$32,466,000	$32,466,000
Goodwill impairment charge	(32,466,000)	-
Goodwill at the end of the year	$-	$32,466,000

We completed our annual goodwill impairment test as of year-end 2021 and determined that the carrying value of our net assets exceeded fair value using our market capitalization as a proxy for fair value. In accordance with ASC 350, we recognized an impairment loss for the excess of the carrying value over the fair value but limited to the total amount of goodwill recorded on our consolidated balance sheet. As a result, we recorded a goodwill impairment charge of $32.5 million for the year ended December 31, 2021.

We completed our annual goodwill impairment test as of year-end 2020 and determined that the fair value of our net assets exceeded the carrying value. As a result, the Company did not recognize any impairment charges related to goodwill for the year ended December 31, 2020.

NOTE 6 – LOAN PAYABLE

On May 2, 2020, we received loan proceeds in the amount of approximately $1.8 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for loan forgiveness. The loan forgiveness for all or a portion of PPP loans was determined, subject to limitations, based on the use of loan proceeds over the 24 weeks after the loan proceeds are disbursed. In July 2021, we received notice from the SBA that our PPP loan was forgiven. The extinguishment of the PPP loan payable was recorded as PPP loan payable forgiveness income in the statement of operations and comprehensive loss and as non-cash PPP loan payable forgiveness income in the statement of cash flows during the year ended December 31, 2021.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accrued employee compensation	$1,794,000	$1,982,000
Accrued contracted services and other	3,091,000	1,428,000
Accrued sublicense fee owed to licensor	700,000	-
Accrued expenses	$5,585,000	$3,410,000

NOTE 8 - FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities that qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, loan payable and deferred revenue approximate their carrying amounts due to the relatively short maturity of these instruments.

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

Financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and 2020 are summarized below:

Description	December 31, 2021	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$12,086,000	$-	$12,086,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,384,000	$-	$-	$1,384,000	$-
Goodwill	-	-	-	-	(32,466,000)

Description	December 31, 2020	Level 1	Level 2	Level 3	Total Gains/(Losses)
Recurring
Assets:
Short-term investments	$82,438,000	$-	$82,438,000	$-	$-

Non-recurring
Assets:
Licensed technology, net	$1,500,000	$-	$-	$1,500,000	$(32,916,000)
Goodwill	32,466,000	-	-	32,466,000	-

NOTE 9 – STOCKHOLDERS’ EQUITY

2021 Public Offering of Common Stock and Stock Purchase Warrants

On December 21, 2021, we closed an underwritten public offering of 44,700,000 shares of common stock at a public offering price of $0.39 per share and stock purchase warrants to purchase 44,700,000 shares of common stock at an exercise price of $0.39. The net proceeds to the Company were approximately $16.0 million, after deducting $1.5 million of underwriting discounts and commissions and estimated offering expenses payable by the Company.

As of December 31, 2021, there were 44,700,000 stock purchase warrants outstanding. The stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock.

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

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, we evaluated whether the milestone conditions had been achieved and if it was probable that a significant revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within our control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, we fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. We will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, we recognized $7.0 million of revenue during the year ended December 31, 2020, which amount related solely to fixed consideration. During the year ended December 31, 2021, Taysha achieved an event-based milestone payment and, accordingly, we recognized $3.0 million of revenue. As of December 31, 2021, we have a contract asset for $3.0 million consisting of our accounts receivable balance of $3.0 million but do not have any contract liabilities as a result of this transaction. We collected the $3.0 million of cash in January 2022 in full satisfaction of the contract asset.

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

Under this arrangement, we recognized $3.0 million of revenue during the year ended December 31, 2020, which amount related solely to fixed consideration. We did not recognize any related revenue during the year ended December 31, 2021. As of December 31, 2021, we do not have any contract assets or contract liabilities as a result of this transaction.

NOTE 11 – STOCK-BASED COMPENSATION

We have two stock-based compensation plans as follows: (1) Abeona Therapeutics Inc. 2015 Equity Incentive Plan, which was approved by stockholders on May 7, 2015 and last amended on May 20, 2020 and (2) Abeona Therapeutics Inc. 2005 Equity Incentive Plan, which no further grants can be made under this plan.

Stock Option Repricing: On November 10, 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) unanimously approved the repricing of all stock options outstanding under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan held by current employees of the Company that had an exercise price per share between $1.16 and $17.30 (the “Eligible Stock Options”). As a result of the repricing, the exercise price of the Eligible Stock Options was set to $1.15 per share, equal to the closing sale price of the Company’s common stock on November 10, 2020. Stock options held by members of the Board were not included in the repricing. Except for the modified exercise price, all other terms and conditions of each of the Eligible Stock Options remain in full force and effect. The fair value of the Eligible Stock Options was determined using the Hull White I lattice model. There were 79 grantees of Eligible Stock Options and the incremental compensation cost resulting from the modification was $0.6 million.

On November 17, 2020, the Compensation Committee unanimously approved the repricing of all stock options outstanding under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan and the Abeona Therapeutics Inc. 2005 Equity Incentive Plan held by the four current members of the Board that had an exercise price per share between $1.29 and $18.50 (the “Eligible Director Stock Options”). As a result of the repricing, the exercise price of the Eligible Director Stock Options was set to $1.28 per share, equal to the closing sale price of the Company’s common stock on November 17, 2020. Except for the modified exercise price, all other terms and conditions of each of the Eligible Stock Options remain in full force and effect. The fair value of the Eligible Director Stock Options was determined using the Hull White I lattice model. There were four grantees of Eligible Director Stock Options and the incremental compensation cost resulting from the modification was $0.5 million.

2015 Equity Incentive Plan

Under our 2015 Equity Incentive Plan, as amended, up to 18,000,000 shares of our authorized but unissued common stock are reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. As of December 31, 2021, we had 1,388,108 shares available for future issuance under our 2015 Equity Incentive Plan. The maximum contractual term of awards is 10 years.

Stock Options: We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – we estimate the volatility of our share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. We believe using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term – we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – we use an expected dividend yield of zero because we have not declared or paid a cash dividend, nor do we have any plans to declare a dividend.

We used the following weighted-average assumptions to estimate the grant date fair value of the stock options granted for the years indicated:

	For the years ended December 31,
	2021	2020
Expected volatility	96%	110%
Expected term	6.0 years	6.2 years
Risk-free interest rate	1.01%	0.30%
Expected dividend yield	0.00%	0.00%

We account for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

Summarized stock option information for the 2015 Equity Incentive Plan is as follows:

	Options	Weighted- average exercise price
Outstanding options at January 1, 2020	5,795,395	$7.96

Granted, fair value of $1.88 per share	2,645,146	$2.26
Exercised	(77,560)	2.28
Expired/forfeited	(2,802,242)	6.52
Outstanding options at December 31, 2020	5,560,739	$2.21

Granted, fair value of $1.36 per share	4,877,308	$1.75
Exercised	(630,675)	1.32
Expired/forfeited	(1,952,521)	4.07
Outstanding options at December 31, 2021	7,854,851	$1.54

Non-vested options at December 31, 2020	2,507,203	$1.29
Non-vested options at December 31, 2021	4,720,304	$1.64

The intrinsic value related to the outstanding options under this plan was $0 and $1.7 million, as of December 31, 2021 and 2020, respectively. The intrinsic value related to the exercisable options under this plan was $0 and $0.7 million as of December 31, 2021 and 2020, respectively.

The total intrinsic value of the options exercised was $0.6 million and $0 during the years ended December 31, 2021 and 2020, respectively.

Further information regarding options outstanding under the 2015 Equity Incentive Plan as of December 31, 2021 is summarized below:

			Weighted-average			Weighted-average
Range of exercise prices		Number of options outstanding	Remaining life in years	Exercise price	Number of options exercisable	Remaining life in years	Exercise price
$0.34	$0.91	494,000	9.8	$0.84	-	-	$-
1.02	1.88	5,576,851	7.0	1.30	3,069,547	5.2	1.27
2.18	2.34	1,719,000	9.2	2.29	-	-	-
6.59	7.34	65,000	3.7	7.28	65,000	3.7	7.28
		7,854,851			3,134,547

As of December 31, 2021, the total compensation cost related to non-vested options not recognized is $6.6 million. The expected weighted average period over which the total compensation costs related to non-vested options will be recognized is 2.8 years.

Restricted Common Stock: Summarized stock option information for the 2015 Equity Incentive Plan is as follows:

	Restricted common stock awards	Weighted- average grant date fair value
Outstanding awards at January 1, 2020	354,625	$3.14

Granted	5,290,312	$1.75
Vested	(817,054)	2.26
Forfeited	(1,875,384)	1.75
Outstanding awards at December 31, 2020	2,952,499	$1.78

Granted	2,890,668	$1.72
Vested	(2,592,259)	1.55
Forfeited	(819,393)	2.02
Outstanding awards at December 31, 2021	2,431,515	$1.86

The fair market value of the restricted common stock awards vested was $3.6 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the total compensation cost related to restricted common stock not recognized is $3.6 million. The expected weighted average period over which the total compensation costs related to restricted common stock will be recognized is 3.0 years.

2005 Equity Incentive Plan

Under the 2005 Equity Incentive Plan, as amended, shares of our authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. As of January 20, 2015, no additional shares were available for grant under the 2005 Equity Incentive Plan. A total of 80,000 options were outstanding and exercisable under this plan as of December 31, 2021.

Summarized information for the 2005 Equity Incentive Plan is as follows:

	Options	Weighted- average exercise price
Outstanding options at January 1, 2020	260,000	$12.94

Expired/forfeited	(135,200)	6.80
Outstanding options at December 31, 2020	124,800	$8.55

Expired/forfeited	(44,800)	21.53
Outstanding options at December 31, 2021	80,000	$1.28

The intrinsic value related to the outstanding or exercisable options under this plan was $0 as of December 31, 2021 and 2020.

Further information regarding options outstanding under the 2005 Equity Incentive Plan as of December 31, 2021 is summarized below:

			Weighted-average			Weighted-average
Range of exercise prices		Number of options outstanding	Remaining life in years	Exercise price	Number of options exercisable	Remaining life in years	Exercise price
$1.28	$1.28	80,000	1.8	$1.28	80,000	1.8	$1.28
		80,000			80,000

NOTE 12 – 401(k) PLAN

We have a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all our employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($19,500 in 2021 and 2020 for employees who are under age 50 and $26,000 in 2021 and 2020 for employees who are age 50 and older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, we invest the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 13 - INCOME TAXES

Income tax expense differs from the statutory amounts for each of the following years:

	For the years ended December 31,
	2021	2020
Income taxes at U.S. statutory rate	$(17,836,000)	$(17,689,000)
Current year reserve	12,539,000	12,020,000
Expenses not deductible	5,297,000	5,669,000
Total tax expense	$-	$-

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$71,001,000	$61,062,000
General business credit carryforwards	4,741,000	4,398,000
State credits	2,780,000	2,857,000
Property, equipment and goodwill	200,000	8,000
Stock options	10,537,000	9,551,000
Deferred revenue	62,000	62,000
Intangible assets	367,000	312,000
Other	16,000	70,000
Gross deferred tax assets	89,704,000	78,320,000
Valuation allowance	(89,704,000)	(78,320,000)
Net deferred taxes	$-	$-

As of December 31, 2021, we had approximately $338.1 million of net operating loss carryforwards and approximately $4.7 million of general business credit carryforwards. These carryforwards expire as follows:

	Net operating loss carryforwards	General business credit carryforwards
2022	$8,230,000	$431,000
2023	5,434,000	362,000
2024	8,711,000	287,000
2025	2,370,000	182,000
2026	7,160,000	72,000
Thereafter	90,416,000	3,407,000
	$122,321,000	$4,741,000

As of December 31, 2021, we had approximately $215.8 million of net operating loss carryforwards that do not expire and can be carried forward indefinitely. Such net operating loss carryforwards can only be used to offset 80% of taxable income in any given tax year. In addition, our net operating loss carryforwards may be subject to limitation due to ownership changes.

We acquired MacroChem Corporation on March 25, 2009 and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both of these corporations were loss-making entities at the time of acquisition. As a result, the net operating losses related to those acquisitions may be subject to annual limitations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease space under operating leases for manufacturing and laboratory facilities and administrative offices in Cleveland, Ohio, as well as administrative offices in New York, New York. We also lease certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and, therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use assets and lease liabilities.

Components of lease cost under ASC 842 for the years ended December 31, 2021 and 2020 are as follows:

	For the years ended December 31,
	2021	2020
Operating lease cost	$1,761,000	$1,736,000
Variable lease cost	$445,000	$337,000
Short-term lease cost	$183,000	$61,000

The following table presents information about the amount and timing of cash flows arising from operating leases under ASC 842 as of December 31, 2021:

Maturity of lease liabilities:
2022	$1,818,000
2023	1,834,000
2024	1,879,000
2025	1,896,000
2026	871,000
Thereafter	3,663,000
Total undiscounted operating lease payments	11,961,000
Less: imputed interest	2,583,000
Present value of operating lease liabilities	$9,378,000

Balance sheet classification:
Current portion of lease liability	$1,818,000
Long-term lease liability	7,560,000
Total operating lease liabilities	$9,378,000

Other information:
Weighted-average remaining lease term for operating leases	86 months
Weighted-average discount rate for operating leases	7.4%

