Form 10-Q
period 2022-03-31
ABEONA THERAPEUTICS INC.
filed 2022-05-13
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

The number of shares outstanding of the registrant’s common stock as of May 3, 2022 was 146,949,529 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended March 31, 2022

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that express management’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. Such “forward-looking statements” speak only as of the date made and are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Company’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

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

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our ability to regain and maintain compliance with the listing standards of the Nasdaq Capital Market; the successful discontinuation of development activities for our ABO-101 and ABO-102 programs; our ability to successfully execute the Phase 3 clinical trial for patients with RDEB; our ability to find a potential commercialization partner for EB-101; our ability to increase our authorized capital; our ability to access our existing at-the-market sale agreement and any dilution that may result from accessing such sales agreement; our ability to fund our operating expenses and capital expenditure requirements for at least the next 12 months given our existing cash, cash equivalents and short-term investments; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders, out-licensing technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; development of our novel AAV-based gene therapy platform technology; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,326	$32,938
Short-term investments	10,989	12,086
Restricted cash	5,891	5,891
Accounts receivable	-	3,000
Prepaid expenses and other current assets	1,998	2,377
Total current assets	39,204	56,292

Property and equipment, net	8,408	12,339
Right-of-use lease assets	7,540	9,403
Licensed technology, net	-	1,384
Other assets	20	168
Total assets	$55,172	$79,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,601	$4,325
Accrued expenses	4,206	5,585
Current portion of lease liability	1,822	1,818
Current portion of payable to licensor	4,708	4,599
Deferred revenue	-	296
Total current liabilities	12,337	16,623

Payable to licensor	3,919	3,828
Other long-term liabilities	200	200
Long-term lease liabilities	7,273	7,560
Total liabilities	23,729	28,211

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares;
No shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock - $0.01 par value; authorized 200,000,000 shares;
147,079,899 and 147,205,422 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,471	1,472
Additional paid-in capital	706,433	705,570
Accumulated deficit	(676,431)	(655,640)
Accumulated other comprehensive loss	(30)	(27)
Total stockholders’ equity	31,443	51,375
Total liabilities and stockholders’ equity	$55,172	$79,586

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenues:
License and other revenues	$346	$-

Expenses:
Research and development	10,545	8,317
General and administrative	4,224	6,280
Licensed technology impairment charge	1,355	-
Lease impairment charge	1,561	-
Construction-in-progress impairment charge	3,252	-
Total expenses	20,937	14,597

Loss from operations	(20,591)	(14,597)

Interest and miscellaneous income	1	15
Interest expense	(201)	(1,420)
Net loss	$(20,791)	$(16,002)

Basic and diluted loss per common share	$(0.14)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	144,877,693	94,234,653

Other comprehensive income:
Change in unrealized gains related to available-for-sale debt securities	3	13
Comprehensive loss	$(20,788)	$(15,989)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance at December 31, 2021	147,205,422	$1,472	$705,570	$(655,640)	$(27)	$51,375
Stock-based compensation expense	-	-	862	-	-	862
Issuance of common stock in connection with restricted share awards, net of cancellations	(125,523)	(1)	1	-	-	-
Net loss	-	-	-	(20,791)	-	(20,791)
Other comprehensive income	-	-	-	-	(3)	(3)
Balance at March 31, 2022	147,079,899	$1,471	$706,433	$(676,431)	$(30)	$31,443

Balance at December 31, 2020	96,131,678	$961	$672,304	$(570,704)	$(10)	$102,551
Stock-based compensation expense	-	-	1,950	-	-	1,950
Issuance of common stock under open market sale agreement	1,578,324	16	5,195	-	-	5,211
Issuance of common stock in connection with the exercise of stock options	488,204	5	662	-	-	667
Issuance of common stock in connection with restricted share awards, net of cancellations	840,727	8	(8)	-	-	-
Net loss	-	-	-	(16,002)	-	(16,002)
Other comprehensive income	-	-	-	-	13	13
Balance at March 31, 2021	99,038,933	$990	$680,103	$(586,706)	$3	$94,390

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,791)	$(16,002)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	811	817
Stock-based compensation expense	862	1,950
Non-cash licensed technology impairment charge	1,355	-
Non-cash lease impairment charge	1,561	-
Non-cash construction-in-progress impairment charge	3,252	-
Accretion and interest on short-term investments	(84)	125
Amortization of right-of-use lease assets	302	268
Non cash interest	200	-
Change in operating assets and liabilities:
Accounts receivable	3,000	-
Prepaid expenses and other current assets	379	882
Other assets	148	(20)
Accounts payable, accrued expenses and lease liabilities	(4,386)	(3,024)
Change in payable to licensor	(296)	1,419
Net cash used in operating activities	(13,687)	(13,585)

Cash flows from investing activities:
Capital expenditures	(103)	(444)
Purchases of short-term investments	(7,487)	(15,164)
Proceeds from maturities of short-term investments	8,665	24,984
Net cash provided by investing activities	1,075	9,376

Cash flows from financing activities:
Proceeds from open market sales of common stock	-	5,211
Proceeds from exercise of stock options	-	667
Net cash provided by financing activities	-	5,878

Net increase/(decrease) in cash and cash equivalents	(12,612)	1,669
Cash and cash equivalents at beginning of period	32,938	13,571
Cash and cash equivalents at end of period	$20,326	$15,240

Supplemental cash flow information:
Cash and cash equivalents	$20,326	$14,265
Restricted cash	5,891	975
Total cash, cash equivalents and restricted cash	$26,217	$15,240

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022.

Uses and Sources of Liquidity

The unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report is issued.

As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $37.2 million. For the three months ended March 31, 2022, we had cash outflows from operations of $13.7 million. We have not generated significant product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of our products will require significant additional financing.

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

Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We will need to secure additional funding beyond the next 12 months to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that are of significance, or potential significance, to the Company.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified depreciation and amortization costs of $0.8 million and $35,000 to research and development and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2021. The Company also reclassified certain rent expenses of $0.3 million from general and administrative to research and development expenses on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2021. Additionally, the Company also reclassified $5.0 million of restricted cash from prepaid expenses, other current assets and restricted cash and $0.9 million of restricted cash from other assets and restricted cash to restricted cash on the condensed consolidated balance sheets as of December 31, 2021.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock. We do not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, and stock purchase warrants.

The following table sets forth the potential securities that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended March 31,
	2022	2021
Stock options	7,101,803	7,091,879
Restricted stock	1,948,334	2,636,216
Warrants	44,700,000	-
Total	53,750,137	9,798,095

NOTE 2 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following marketable securities as of:

(in thousands)	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments
U.S. treasury securities	$10,986	$3	$-	$10,989
Total	$10,986	$3	$-	$10,989

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments
U.S. treasury securities	$12,077	$9	$-	$12,086
Total	$12,077	$9	$-	$12,086

As of March 31, 2022, the available-for-sale securities classified as short-term investments mature in one year or less. Unrealized losses on available-for-sale securities as of March 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2022.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three months ended March 31, 2022 or 2021.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follow:

(in thousands)	Useful lives (years)	March 31, 2022	December 31, 2021
Laboratory equipment	5	$9,138	$9,081
Furniture, software and office equipment	3 to 5	1,908	1,896
Leasehold improvements	Shorter of remaining lease term or useful life	8,603	8,603
Construction-in-progress		3,252	3,219
Subtotal		22,901	22,799
Less: accumulated depreciation		(11,241)	(10,460)
Less: construction-in-progress impairment		(3,252)	-
Property and equipment, net		$8,408	$12,339

Depreciation expense was $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

On March 31, 2022, the Company announced that we were pursuing a strategic partner to take over development activities of ABO-102 and that we were discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the construction-in-progress which was dedicated to the ABO-101 and ABO-102 programs, had no future value and thus, we recorded an impairment charge of $3.3 million for the three months ended March 31, 2022.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the remaining value of the licensed technology had no future value and thus, recorded an impairment charge of $1.4 million for the three months ended March 31, 2022.

Licensed technology consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Licensed technology	$2,156	$2,156
Less accumulated amortization	(801)	(772)
Less impairment charge	(1,355)	-
Licensed technology, net	$-	$1,384

Amortization expense on licensed technology was $29,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – SETTLEMENT LIABILITY

On November 12, 2021, we entered into a settlement agreement (“Settlement Agreement”) with our prior licensor, REGENXBIO Inc. (“REGENXBIO”) to resolve all existing disputes between the parties. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30.0 million, payable as follows: (1) $20.0 million paid in November 2021 after execution of the Settlement Agreement, (2) $5.0 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5.0 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement.

As of March 31, 2022, we recorded the payables due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an interest rate of 9.6%. The current portion of the payable due in November 2022 is $4.7 million and the long-term portion due in November 2024 is $3.9 million as of March 31, 2022. As of March 31, 2022, we have recorded $5.0 million of restricted cash in the balance sheet that serves as collateral for the payment owed to REGENXBIO in November 2022.

NOTE 6 – FAIR VALUE MEASUREMENTS

We calculate the fair value of our assets and liabilities that qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, loan payable, payable to licensor and deferred revenue approximate their carrying amounts due to the relatively short maturity of these instruments.

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

Financial assets  measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

(in thousands)
Description	Fair Value at March 31, 2022	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents
Money market fund	$16,694	$16,694	$-	$-
Short-term investments
U.S. treasury securities	10,989	-	10,989	-
Total assets measured at fair value	$27,683	$16,694	$10,989	$-

Description	Fair Value at December 31, 2021	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$28,590	$28,590	$-	$-
Short-term investments
U.S. treasury securities	12,086	-	12,086	-
Total recurring assets	40,676	28,590	12,086	-

Non-recurring Assets
Licensed technology, net	$1,384	$-	$-	$1,384

Total assets measured at fair value	$42,060	$28,590	$12,086	$1,384

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
Accrued employee compensation	$745	$1,794
Accrued contracted services and other	3,461	3,091
Accrued sublicense fee owed to licensor	-	700
Accrued expenses	$4,206	$5,585

NOTE 8 – LEASES

We lease space under operating leases for manufacturing and laboratory facilities in Cleveland, Ohio, as well as administrative offices in New York, New York. We also lease office space in Madrid, Spain as well as certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and, therefore, we have elected the practical expedient to exclude these short-term leases from our right-of-use assets and lease liabilities.

On March 31, 2022, the Company announced that we were pursuing a strategic partner to take over development activities of ABO-102 and that we were discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the portion of the lease which was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, we recorded an impairment charge of $1.6 million for the three months ended March 31, 2022.

Components of lease cost are as follows:

	For the three months ended March 31,
(in thousands)	2022	2021
Operating lease cost	$472	$434
Variable lease cost	$96	$135
Short-term lease cost	$21	$5

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2022 are as follows:

Maturity of lease liabilities:	(in thousands)
2022, remainder	$1,364
2023	1,834
2024	1,879
2025	1,896
2026	871
Thereafter	3,662
Total undiscounted operating lease payments	11,506
Less: imputed interest	2,411
Present value of operating lease liabilities	$9,095

The weighted-average remaining term of the Company’s operating leases was 84 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.3% as of March 31, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

We have two stock-based compensation plans: (1) Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”), which was approved by stockholders on May 7, 2015 and last amended on May 20, 2020 and (2) Abeona Therapeutics Inc. 2005 Equity Incentive Plan (the “2005 Inventive Plan”), under which no further grants can be made.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in thousands)	2022	2021
Research and development	$372	$1,155
General and administrative	490	795
Stock based compensation expense	$862	$1,950

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

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-valuation model utilizing the following assumptions:

	For the three months ended March 31,
	2022	2021
Expected volatility	95%	99%
Expected term	6.08 years	6.08 years
Risk-free interest rate	1.73%	1.00%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the 2015 Incentive Plan during the three months ended March 31, 2022 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	7,854,851	$1.54	7.63	$-
Granted	104,000	$0.26	-	$-
Cancelled/forfeited	(937,048)	$1.40	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2022	7,021,803	$1.54	7.24	$6
Exercisable	3,516,716	$1.51	5.49	$-
Unvested	3,505,087	$1.57	8.98	$6

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2022, the total compensation cost related to non-vested option awards not yet recognized is approximately $5.0 million with a weighted average remaining vesting period of 2.6 years.

The following table summarizes stock option activity for the 2005 Incentive Plan during the three months ended March 31, 2022 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	80,000	$1.28	1.80	$-
Cancelled/forfeited	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at March 31, 2022	80,000	$1.28	1.54	$-
Exercisable	80,000	$1.28	1.54	$-
Unvested	-	$-	-	$-

Restricted Stock:

The following table summarizes restricted stock award activity during the three months ended March 31, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,431,515	$1.86
Granted	252,000	$0.28
Cancelled/forfeited	(377,523)	$1.58
Vested	(357,658)	$2.31
Outstanding at March 31, 2022	1,948,334	$1.63

As of March 31, 2022, there is approximately $2.8 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.7 years.

NOTE 10 – SUBSEQUENT EVENTS

On April 29, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), 1,000,006 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and 250,005 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $19.00 per share, representing a 5% original issue discount (“OID”) to the stated value of $20.00 per share, for gross proceeds of approximately $25.0 million in the aggregate for the Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price of $0.45 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, $0.01 per share (the “Common Stock”), at the option of the holders and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The Offering closed on May 2, 2022.

The Company intends to call a special meeting of stockholders to consider an amendment (the “Amendment”) to the Company’s Restated Certificate of Incorporation (the “Charter”), to effect a reverse stock split of the outstanding shares of Common Stock by a ratio to be determined by the Board of Directors of the Company within a range to be specified in the proposal put to the stockholders for approval of the Amendment (the “Reverse Stock Split”). The Investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Offering in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Offering in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split. The Reverse Stock Split requires the approval of the majority of the votes associated with our outstanding stock entitled to vote on the proposal. Because the Series B Preferred Stock will automatically and without further action of the purchaser be voted in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split, abstentions by common stockholders will not have any effect on the votes cast by the holders of the Series B Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

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

RECENT DEVELOPMENTS

EB-101 (Autologous, Gene-Corrected Cell Therapy) for RDEB

We achieved target enrollment in the first quarter of 2022 for our pivotal Phase 3 VIITAL™ study for our investigational product for RDEB, EB-101. We anticipate topline data readout in the third quarter of 2022. We are focusing our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner. We are optimistic about EB-101’s potential based on updated Phase 1/2a results presented at various medical congresses.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned Biologics License Application (“BLA”) filing. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility and we have now completed submission of Module 3 for Chemistry, Manufacturing and Controls (“CMC”) describing the in-house production of both retroviral vector and the final drug product to the Investigational New Drug Application (“IND”). Based on feedback from the U.S. Food and Drug Administration (“FDA”), we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans.

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

Preferred Stock Offering

On April 29, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 1,000,006 shares of our Series A Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and 250,005 shares of our Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $19.00 per share, representing a 5% original issue discount (“OID”) to the stated value of $20.00 per share, for gross proceeds of approximately $25.0 million in the aggregate for the Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price of $0.45 per share (subject in certain circumstances to adjustments), into shares of our common stock, $0.01 per share (the “Common Stock”), at the option of the holders and, in certain circumstances, by us. The Purchase Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. The Offering closed on May 2, 2022.

We intend to call a special meeting of stockholders to consider an amendment (the “Amendment”) to our Restated Certificate of Incorporation (the “Charter”), to effect a reverse stock split of the outstanding shares of Common Stock by a ratio to be determined by our Board of Directors within a range to be specified in the proposal put to the stockholders for approval of the Amendment (the “Reverse Stock Split”). The Investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Stock Split, to vote the shares of the Series A Preferred Stock purchased in the Offering in favor of such Amendment and to vote the shares of the Series B Preferred Stock purchased in the Offering in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split. The Reverse Stock Split requires the approval of the majority of the votes associated with our outstanding stock entitled to vote on the proposal. Because the Series B Preferred Stock will automatically and without further action of the purchaser be voted in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series A Preferred Stock are voted on the Reverse Stock Split, abstentions by common stockholders will not have any effect on the votes cast by the holders of the Series B Preferred Stock.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

	For the three months ended
	March 31,	March 31,	Change
($ in thousands)	2022	2021	$	%
Revenues:
License and other revenues	$346	$-	$346	N/A

Expenses:
Research and development	10,545	8,317	2,228	27%
General and administrative	4,224	6,280	(2,056)	-33%
Licensed technology impairment charge	1,355	-	1,355	N/A
Lease impairment charge	1,561	-	1,561	N/A
Construction-in-progress impairment charge	3,252	-	3,252	N/A
Total expenses	20,937	14,597	6,340	43%

Loss from operations	(20,591)	(14,597)	(5,994)	41%

Interest and miscellaneous income	1	15	(14)	-93%
Interest expense	(201)	(1,420)	1,219	-86%
Net loss	$(20,791)	$(16,002)	$(4,789)	30%
N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the three months ended March 31, 2022 was $0.3 million, as compared to nil for the same period of 2021. The revenue in 2022 consisted mainly of the recognition of deferred revenue related to grants for the MPS IIIA and MPS IIIB development programs.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended March 31, 2022 was $10.5 million, as compared to $8.3 million for the same period of 2021, an increase of $2.2 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our cell and gene therapy product candidates and other related costs of $2.3 million;
●	increased salary and related costs of $0.5 million; and
●	increased other costs of $0.2 million; partially offset by
●	decreased stock compensation expenses of $0.8 million.

We expect our research and development activities to continue as we attempt to advance our product candidates towards potential regulatory approval, reflecting costs associated with the following:

●	employee and consultant-related expenses;
●	preclinical and developmental costs;
●	clinical trial costs;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with regulatory approvals.

General and administrative

General and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional expenses (i.e., legal expenses) and other general operating expenses not otherwise included in research and development expenses. We expect to continue to incur our general and administrative costs as we seek potential regulatory approval and potential commercialization of our product candidates.

Total general and administrative expenses were $4.2 million for the three months ended March 31, 2022, as compared to $6.3 million for the same period of 2021, a decrease of $2.1 million. The decrease in expenses was primarily due to:

●	decreased professional fees of $1.9 million; and
●	decreased non-cash stock-based compensation of $0.3 million; partially offset by
●	increased other costs of $0.1 million.

Licensed technology impairment charge

Licensed technology impairment charge was $1.4 million for the three months ended March 31, 2022, as compared to nil in the same period of 2021. The licensed technology was for the MPS IIIA and MPS IIIB development programs and as a result of our shift in priorities, we determined the remaining value of the licensed technology had no future value and thus, we recorded an impairment charge of $1.4 million for the three months ended March 31, 2022.

Lease impairment charge

Lease impairment charge was $1.6 million for the three months ended March 31, 2022, as compared to nil in the same period of 2021. The impairment was related to a lease for a future manufacturing facility for the MPS IIIA and MPS IIIB development programs and as a result of our shift in priorities, we determined the remaining value of the portion of this lease had no future value and thus, we recorded an impairment charge of $1.6 million for the three months ended March 31, 2022.

Construction-in-progress impairment charge

Construction-in-progress impairment charge was $3.3 million for the three months ended March 31, 2022, as compared to nil in the same period of 2021. The construction-in-progress was for a facility for the MPS IIIA and MPS IIIB development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded an impairment charge of $3.3 million for the three months ended March 31, 2022.

Interest and miscellaneous income

Interest and miscellaneous income was $1,000 for the three months ended March 31, 2022, as compared to $15,000 in the same period of 2021. The decrease resulted from lower earnings on short-term investments driven by lower interest rates and a lower average balance of short-term investments.

Interest expense

Interest expense was $0.2 million for the three months ended March 31, 2022, as compared to $1.4 million in the same period of 2021. The decrease results primarily from the resolution of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2022 and 2021

	For the three months ended March 31,
($ in thousands)	2022	2021
Total cash and cash equivalents (used in) /provided by:
Operating activities	$(13,687)	$(13,585)
Investing activities	1,075	9,376
Financing activities	-	5,878
Net (decrease)/increase in cash and cash equivalents	$(12,612)	$1,669

Operating activities

Net cash used in operating activities was $13.7 million for the three months ended March 31, 2022, primarily comprised of our net loss of $20.8 million and decrease in operating assets and liabilities of $1.2 million, partially offset by net non-cash charges of $8.3 million.

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2021, primarily comprised of our net loss of $16.0 million and decrease in operating assets and liabilities of $0.7 million, partially offset by net non-cash charges of $3.1 million

Investing activities

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2022, primarily comprised of proceeds from maturities of short-term investments of $8.7 million, partially offset by purchases of short-term investments of $7.5 million and capital expenditures of $0.1 million.

Net cash provided by investing activities was $9.4 million for the three months ended March 31, 2021, primarily comprised of proceeds from maturities of short-term investments of $25.0 million, partially offset by purchases of short-term investments of $15.2 million and capital expenditures of $0.4 million.

Financing activities

Net cash provided by financing activities was $5.9 million for the three months ended March 31, 2021, primarily comprised of proceeds of $5.2 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $0.7 million from the exercise of stock options.

We have historically funded our operations primarily through sales of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of March 31, 2022, our cash resources were $37.2 million. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We will need to secure additional funding beyond the next 12 months to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

On August 17, 2018, we entered into an open market sale agreement with Jefferies LLC. Pursuant to the terms of this agreement, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. On November 19, 2021, we entered into an amendment to the agreement (the “Amendment,” and as amended, the “ATM Agreement”) in connection with the filing of a new shelf registration statement on Form S-3 (File No. 333-256850) (the “Registration Statement”), filed with the SEC on June 7, 2021 and declared effective by the SEC on October 22, 2021. The Amendment amends the ATM Agreement to reflect the filing of the new Registration Statement (due to the prior Form S-3 (File No. 333-224867) expiring in June 2021). We did not sell any shares of our common stock under the ATM Agreement during the three months ended March 31, 2022. Cumulatively, as of March 31, 2022, we have sold an aggregate of 6,758,744 shares of our common stock under the ATM Agreement and received $25.0 million of net proceeds.

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

Due to uncertainties and certain of the risks described above, our ability to successfully commercialize our product candidates, our ability to obtain applicable regulatory approval to market our product candidates, our ability to obtain necessary additional capital to fund operations in the future, our ability to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes, government regulation to which we are subject, the uncertainty associated with preclinical and clinical testing, intense competition that we face, market acceptance of our products, the potential necessity of licensing technology from third parties and protection of our intellectual property, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risks above.

We plan to continue our policy of investing any available funds in suitable certificates of deposit, money market funds, government securities and investment-grade, interest-bearing securities. We do not invest in derivative financial instruments.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and
●	changes in the estimate or different estimates that could have been selected could have material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material. For a discussion of the critical accounting estimates that affect the unaudited condensed consolidated financial statements, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of March 31, 2022 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Abeona Therapeutics Inc.

3.2	Amended and Restated Bylaws of Abeona Therapeutics Inc.

10.1	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

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

ABEONA THERAPEUTICS INC.

Date:	May 13, 2022	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2022	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

