Form 10-Q
period 2022-06-30
ABEONA THERAPEUTICS INC.
filed 2022-08-11
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or Other Jurisdiction of incorporation or Organization	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrants common stock as of August 1, 2022 was 5,950,382 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended June 30, 2022

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to continue as a going concern; our Phase 3 clinical trial (VIITAL™) for patients with recessive dystrophic epidermolysis bullosa (“RDEB”) and our beliefs relating thereto; our ability to follow patients in the Phase 3 clinical trial; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies; the potential impacts of the COVID-19 pandemic on our business, operations, and financial condition; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that EB-101 could potentially benefit patients with RDEB; development of our novel AAV-based gene therapy platform technology; our belief in the adequacy of the clinical trial data from our VIITAL™ clinical trial, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: the impact of the COVID-19 pandemic on our business, operations (including our clinical trials), and financial condition, and on our ability to access the capital markets; our ability to successfully execute our Phase 3 clinical trial for patients with RDEB; our ability to find a potential commercialization partner for EB-101; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to complete enrollment of patients into clinical trials to secure sufficient data to assess efficacy and safety; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,133	$32,938
Short-term investments	13,963	12,086
Restricted cash	5,891	5,891
Accounts receivable	1,000	3,000
Other receivables	1,869	—
Prepaid expenses and other current assets	1,440	2,377
Total current assets	30,296	56,292
Property and equipment, net	7,460	12,339
Right-of-use lease assets	6,943	9,403
Licensed technology, net	—	1,384
Other assets	20	168
Total assets	$44,719	$79,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,738	$4,325
Accrued expenses	5,331	5,585
Current portion of lease liability	1,798	1,818
Current portion of payable to licensor	4,818	4,599
Deferred revenue	—	296
Total current liabilities	13,685	16,623
Payable to licensor	4,011	3,828
Other long-term liabilities	200	200
Long-term lease liabilities	6,737	7,560
Total liabilities	24,633	28,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 5,870,375 and 5,888,217 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,467	1,472
Additional paid-in capital	703,379	705,570
Accumulated deficit	(684,726)	(655,640)
Accumulated other comprehensive loss	(34)	(27)
Total stockholders’ equity	20,086	51,375
Total liabilities and stockholders’ equity	$44,719	$79,586

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenues:
License and other revenues	$1,000	$—	$1,346	$—

Expenses:
Royalties	350	—	350	—
Research and development	6,658	8,533	17,203	16,868
General and administrative	3,460	5,182	7,684	11,444
Impairment of licensed technology	—	—	1,355	—
Impairment of right-of-use lease asset	—	—	1,561	—
Impairment of construction-in-progress	(1,460)	—	1,792	—
Total expenses	9,008	13,715	29,945	28,312

Loss from operations	(8,008)	(13,715)	(28,599)	(28,312)

Interest and other income	30	8	31	23
Interest expense	(317)	(1,500)	(518)	(2,920)
Net loss	$(8,295)	$(15,207)	$(29,086)	$(31,209)
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	(3,782)	—	(3,782)	—
Net loss attributable to Common Shareholders	$(12,077)	$(15,207)	$(32,868)	$(31,209)

Basic and diluted loss per common share	$(2.08)	$(3.93)	$(5.67)	$(8.18)

Weighted average number of common shares outstanding – basic and diluted	5,806,473	3,864,791	5,800,822	3,817,380

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	(4)	(4)	(7)	9
Comprehensive losses	$(12,081)	$(15,211)	$(32,875)	$(31,200)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three months ended June 30, 2022

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at March 31, 2022	—	$—	—	$—	5,883,196	$1,471	$706,433	$(676,431)	$(30)	$31,443
Stock-based compensation expense	—	—	—	—	—	—	724	—	—	724
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax witholding settlement	—	—	—	—	(12,821)	(4)	4	—	—	—
Issuance of Series A and Series B Convertible Redeemable Preferred Stock, net of issuance costs	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,295)	—	(8,295)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2022	—	$—	—	$—	5,870,375	$1,467	$703,379	$(684,726)	$(34)	$20,086

Six months ended June 30, 2022

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at December 31, 2021	—	$—	—	$—	5,888,217	$1,472	$705,570	$(655,640)	$(27)	$51,375
Stock-based compensation expense	—	—	—	—	—	—	1,586	—	—	1,586
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax witholding settlement	—	—	—	—	(17,842)	(5)	5	—	—	—
Issuance of Series A and Series B Convertible Redeemable Preferred Stock	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(29,086)	—	(29,086)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(7)	(7)
Balance at June 30, 2022	—	$—	—	$—	5,870,375	$1,467	$703,379	$(684,726)	$(34)	$20,086

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity Continued

(Unaudited)

(In thousands, except share amounts)

Three months ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at March 31, 2021	3,961,557	$990	$680,103	$(586,706)	$3	$94,390
Stock-based compensation expense	—	—	2,428	—	—	2,428
Issuance of common stock under open market sale agreement	59,409	16	2,439	—	—	2,455
Issuance of common stock in connection with the exercise of stock options	821	—	24	—	—	24
Issuance of common stock in connection with restricted share awards, net of cancellations	28,254	7	(7)	—	—	—
Net loss	—	—	—	(15,207)	—	(15,207)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Balance at June 30, 2021	4,050,041	$1,013	$684,987	$(601,913)	$(1)	$84,086

Six months ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at December 31, 2020	3,845,267	$961	$672,304	$(570,704)	$(10)	$102,551
Stock-based compensation expense	—	—	4,378	—	—	4,378
Issuance of common stock under open market sale agreement	122,542	32	7,634	—	—	7,666
Issuance of common stock in connection with the exercise of stock options	20,349	5	686	—	—	691
Issuance of common stock in connection with restricted share awards, net of cancellations	61,883	15	(15)	—	—	—
Net loss	—	—	—	(31,209)	—	(31,209)
Other comprehensive income (loss)	—	—	—	—	9	9
Balance at June 30, 2021	4,050,041	$1,013	$684,987	$(601,913)	$(1)	$84,086

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(29,086)	$(31,209)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,584	1,641
Stock-based compensation expense	1,586	4,378
Non-cash impairment of licensed technology	1,355	—
Non-cash impairment of right-of-use lease asset	1,561	—
Non-cash impairment of construction-in-progress	1,792	—
Accretion and interest on short-term investments	(177)	266
Amortization of right-of-use lease assets	899	543
Non-cash interest	402	—
Loss on disposal of property and equipment	106	—
Change in operating assets and liabilities:
Accounts receivable	2,000	—
Other receivables	(1,827)	—
Prepaid expenses and other current assets	937	1,387
Other assets	148	(22)
Accounts payable, accrued expenses and lease liabilities	(3,684)	(4,977)
Change in payable to licensor	(296)	2,919
Net cash used in operating activities	(22,700)	(25,074)

Cash flows from investing activities:
Capital expenditures	(103)	(501)
Proceeds from disposal of property and equipment	1,487	—
Purchases of short-term investments	(34,442)	(15,164)
Proceeds from maturities of short-term investments	32,735	46,965
Net cash (used in) provided by investing activities	(323)	31,300

Cash flows from financing activities:
Proceeds from open market sales of common stock	—	7,666
Proceeds from exercise of stock options	—	691
Proceeds from issuance of Series A and Series B Convertible Redeemable Preferred Stock, net of issuance costs	22,468	—
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(26,250)	—
Net cash (used in) provided by financing activities	(3,782)	8,357

Net increase (decrease) in cash, cash equivalents and restricted cash	(26,805)	14,583
Cash, cash equivalents and restricted cash at beginning of period	38,829	13,571
Cash, cash equivalents and restricted cash at end of period	$12,024	$28,154

Supplemental cash flow information:
Cash and cash equivalents	$6,133	$27,179
Restricted cash	5,891	975
Total cash, cash equivalents and restricted cash	$12,024	$28,154

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. The Company’s lead clinical program is EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), which is currently in the pivotal Phase 3 VIITAL™ clinical trial. The Company’s development portfolio also features AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that the Company has exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

Reverse Stock Split

On June 30, 2022, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), to effectuate a reverse stock split of the Company’s outstanding common stock, par value $0.01 per share (“Common Stock”), at an exchange ratio of 25-to-1 (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 1, 2022. The number of authorized shares of Common Stock immediately after the Reverse Stock Split (“New Common Stock”) remains at 200,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

As a result of the Reverse Stock Split, every 25 shares of Common Stock outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of New Common Stock without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fraction of one share of New Common Stock as a result of the Reverse Stock Split instead received an amount in cash equal to such fraction multiplied by the closing sale price of Common Stock on the Nasdaq Capital Market on July 1, 2022, as adjusted for the Reverse Stock Split.

Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at July 1, 2022, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s 2015 Equity Incentive Plan were reduced proportionately.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2021 condensed consolidated balance sheet was derived from the audited statements, but does not include all disclosures required by U.S. GAAP.

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022.

Uses and Sources of Liquidity

The unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report is issued.

As of June 30, 2022, the Company had cash, cash equivalents, restricted cash and short-term investments of $26.0 million. For the six months ended June 30, 2022, the Company had cash outflows from operations of $22.7 million. The Company has not generated significant revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s product candidates will require significant additional financing.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of product candidates, obtaining the necessary regulatory approval to market the Company’s product candidates, raising additional capital to continue to fund the Company’s operations, development of competing drugs and therapies, protection of proprietary technology and market acceptance of the Company’s products. As a result of these and other risks and the related uncertainties, there can be no assurance of the Company’s future success.

The Company believes that its current cash and cash equivalents, restricted cash and short-term investments are only sufficient to fund its operating expenses into the second quarter of 2023. However, in order to further advance development and seek potential regulatory approval of the Company’s investigational EB-101 product for RDEB or to advance any of the Company’s preclinical AAV ophthalmology assets, the Company would need to secure additional funds through equity or debt offerings, potential upfront payments from potential commercial partners, potential sale of a priority review voucher, or other potential sources. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainty.

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

Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that are of significance, or potential significance, to the Company, other than the adoption of accounting pronouncements below.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified depreciation and amortization costs of $0.8 million and $16,000 to research and development and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2021. The Company reclassified depreciation and amortization costs of $1.6 million and $32,000 to research and development and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2021. The Company also reclassified certain rent expenses of $0.3 million and $0.6 million from general and administrative to research and development expenses on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2021, respectively. Additionally, the Company also reclassified $5.0 million of restricted cash from prepaid expenses, other current assets and restricted cash and $0.9 million of restricted cash from other assets and restricted cash to restricted cash on the condensed consolidated balance sheets as of December 31, 2021.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, and stock purchase warrants.

The following table sets forth the potential securities that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three and six months ended June 30,
	2022	2021

Stock options	265,411	309,059
Restricted stock	61,108	128,725
Warrants	1,788,000	—
Total	2,114,519	437,784

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022 and there was no material impact on the condensed consolidated financial statements upon adoption.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments
U.S. treasury securities	$13,970	—	(7)	$13,963
Total available-for-sale, short-term investments	$13,970	—	(7)	$13,963

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments
U.S. treasury securities	$12,077	9	—	$12,086
Total available-for-sale, short-term investments	$12,077	9	—	$12,086

As of June 30, 2022, the available-for-sale securities classified as short-term investments mature in one year or less. Unrealized losses on available-for-sale securities as of June 30, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three or six months ended June 30, 2022.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three or six months ended June 30, 2022 or 2021.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	June 30, 2022	December 31, 2021

Laboratory equipment	5	$8,619	$9,081
Furniture, software and office equipment	3 to 5	1,909	1,896
Leasehold improvements	Shorter of remaining lease term or useful life	8,603	8,603
Construction-in-progress		—	3,219
Subtotal		19,131	22,799
Less: accumulated depreciation		(11,671)	(10,460)
Total property and equipment, net		$7,460	$12,339

Depreciation expense was $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, the Company incurred a loss on disposal of equipment of $0.1 million which is reflected in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the construction-in-progress that was dedicated to the ABO-101 and ABO-102 programs had no future value, and thus, the Company recorded an impairment charge of $3.3 million for the three months ended March 31, 2022. During the three months ended June 30, 2022, the Company received a $1.5 million refund from a vendor related to the proposed construction-in-progress and recorded a reduction of the impairment charge of $1.5 million. For the six months ended June 30, 2022, the net impairment charge recorded was $1.8 million.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, the Company acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the remaining value of the licensed technology had no future value and thus, recorded an impairment charge of nil and $1.4 million for the three and six months ended June 30, 2022, respectively.

The following table provides a summary of licensed technology (in thousands):

	June 30, 2022	December 31, 2021

Licensed technology	$2,156	$2,156
Less accumulated amortization	(801)	(772)
Less impairment charge	(1,355)	—
Total licensed technology, net	$—	$1,384

Amortization expense on licensed technology was nil and $29,000 for the three months ended June 30, 2022 and 2021, respectively and $29,000 and $44,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – SETTLEMENT LIABILITY

On November 12, 2021, the Company entered into a settlement agreement (“Settlement Agreement”) with the Company’s prior licensor REGENXBIO Inc. (“REGENXBIO”) to resolve all existing disputes between the parties. In accordance with the Settlement Agreement, the Company agreed to pay REGENXBIO a total of $30.0 million, payable as follows: (1) $20.0 million paid in November 2021 after execution of the Settlement Agreement, (2) $5.0 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5.0 million upon the earlier of (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement.

As of June 30, 2022, the Company recorded the payables due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an interest rate of 9.6%. The current portion of the payable due in November 2022 is $4.8 million and the long-term portion due in November 2024 is $4.0 million as of June 30, 2022. As of June 30, 2022, the Company recorded $5.0 million of restricted cash in the condensed consolidated balance sheet that serves as collateral for the payment owed to REGENXBIO in November 2022.

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and include additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, payables to licensor and deferred revenue approximate their carrying amounts due to the relatively short maturity of these instruments.

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

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

Description	Fair Value at June 30, 2022	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$2,860	$2,860	$—	$—
Short-term investments
U.S. treasury securities	13,963	—	13,963	—
Total assets measured at fair value	$16,823	$2,860	$13,963	$—

Description	Fair Value at December 31, 2021	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$28,590	$28,590	$—	$—
Short-term investments
U.S. treasury securities	12,086	—	12,086	—
Total recurring assets	40,676	28,590	12,086	—

Non-recurring Assets
Licensed technology, net	$1,384	$—	$—	$1,384

Total assets measured at fair value	$42,060	$28,590	$12,086	$1,384

NOTE 7 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	June 30, 2022	December 31, 2021

Accrued employee compensation	$1,855	$1,794
Accrued contracted services and other	3,476	3,091
Accrued sublicense fee owed to licensor	—	700
Total accrued expenses	$5,331	$5,585

NOTE 8 – LEASES

The Company leases space under operating leases for manufacturing and laboratory facilities in Cleveland, Ohio, as well as administrative offices in New York, New York. The Company also leases office space in Madrid, Spain as well as certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and, therefore, the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

On March 31, 2022, the Company announced that they were pursuing a strategic partner to take over development activities of ABO-102 and that the Company was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the portion of the lease which was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, the Company recorded an impairment charge of nil and $1.6 million for the three and six months ended June 30, 2022, respectively.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Operating lease cost	$461	$434	$933	$868
Variable lease cost	116	104	212	239
Short-term lease cost	20	5	41	10
Total operating lease costs	$597	$543	$1,186	$1,117

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2022 are as follows:

Maturity of lease liabilities:	(in thousands)

Remainder of 2022	$892
2023	1,835
2024	1,877
2025	1,547
2026	871
Thereafter	3,663
Total undiscounted operating lease payments	10,685
Less: imputed interest	2,150
Present value of operating lease liabilities	$8,535

The weighted-average remaining term of the Company’s operating leases was 82 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.2% as of June 30, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans: (1) Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”), which was approved by stockholders on May 7, 2015 and last amended on May 20, 2020 and (2) Abeona Therapeutics Inc. 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30
	2022	2021	2022	2021

Research and development	$540	$1,092	$556	$2,247
General and administrative	184	1,336	1,030	2,131
Total stock-based compensation expense	$724	$2,428	$1,586	$4,378

Stock Options: The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model. The Company then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

●	Expected volatility – the Company estimates the volatility of the share price at the date of grant using a “look-back” period which coincides with the expected term, defined below. The Company believes using a “look-back” period which coincides with the expected term is the most appropriate measure for determining expected volatility.
●	Expected term – the Company estimates the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment.”
●	Risk-free interest rate – the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.
●	Dividends – the Company uses an expected dividend yield of zero because there have been no declared or paid a cash dividend, nor are there any plans to declare a dividend.

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-valuation model utilizing the following assumptions:

For the six months ended June 30,
	2022	2021

Expected volatility	95.1% - 96.0%	98.9% - 99.8%
Expected term	6.07 - 6.08 years	5.25 - 6.08 years
Risk-free interest rate	1.7% - 3.3%	0.9% - 1.2%
Expected dividend yield	—	—

The following table summarizes stock option activity for the 2015 Incentive Plan during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	314,194	$38.48	7.63	$—
Granted	7,760	$5.30	—	$—
Cancelled/forfeited	(56,556)	$35.31	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2022	265,398	$38.18	6.69	$5
Exercisable	148,066	$38.28	5.02	$—
Unvested	117,332	$38.05	8.81	$5

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2022, the total compensation cost related to non-vested option awards not yet recognized was approximately $4.0 million with a weighted average remaining vesting period of 2.5 years.

The following table summarizes stock option activity for the 2005 Incentive Plan during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	3,200	$32.00	1.80	$—
Cancelled/forfeited	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2022	3,200	$32.00	1.29	$—
Exercisable	3,200	$32.00	1.29	$—
Unvested	—	$—	—	$—

Restricted Stock:

The following table summarizes restricted stock award activity during the six months ended June 30, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	97,260	$46.59
Granted	12,680	$6.29
Cancelled/forfeited	(27,161)	$39.38
Vested	(21,671)	$53.07
Outstanding at June 30, 2022	61,108	$39.14

As of June 30, 2022, there was approximately $2.1 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.6 years.

NOTE 10 – EQUITY

Series A and B Convertible Redeemable Preferred Stock

On May 2, 2022, the Company consummated an offering with certain institutional investors for the private placement of 1,000,006 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and 250,005 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). The shares, which have since been redeemed in accordance with their terms described below, and are thus no longer outstanding as of June 30, 2022, had an aggregated stated value of $25.0 million. Each share of the Preferred Stock had a purchase price of $19.00, representing an original issue discount of 5% of the stated value. In connection with this offering, the Company had net proceeds of $22.5 million and recognized a deemed dividend of $3.8 million. In connection with this transaction, the Company placed $26.3 million into an escrow account for any future redemption which consisted of the gross proceeds of $25.0 million and the redemption value of $1.3 million.

The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of Common Stock at a conversion price of $11.25 per share. The holders of the Series A Preferred Stock and Series B Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares commencing after the earlier of the receipt of stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split and 60 days after the closing of the issuances of the Series A Preferred Stock and Series B Preferred Stock and until 90 days after such closing. The Company had the option to redeem the Series A Preferred Stock for cash at 105% of the stated value commencing after the 90th day following the closing of the issuance of the Series A Preferred Stock, subject to the holders’ rights to convert the shares prior to such redemption. As a result, the Preferred Stock was recorded separately from stockholders’ equity because it was redeemable upon the occurrence of redemption events that were considered not solely withing the Company’s control. As such, during the three months ended June 30, 2022, the Company recognized approximately $3.8 million in deemed dividends related to the Preferred Stock in the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of changes in stockholders’ equity.

On June 17, 2022, the holders of all 1,000,006 shares of Series A Preferred Stock and 250,005 shares of Series B Preferred Stock exercised their right to cause the Company to redeem all such shares for $26.3 million, which represented a price equal to 105% of the stated value. The redemption of these shares was paid out of the escrow account noted above.

Common Stock and Warrants

Reverse Stock Split

Effective July 1, 2022, the Company’s stock underwent a 25:1 Reverse Stock Split. The number of authorized shares of Common Stock immediately after the Reverse Stock Split (“New Common Stock”) remained at 200,000,000 shares.

Public Offerings

On December 21, 2021, the Company closed an underwritten public offering of 1,788,000 post-split shares of common stock at a public offering price of $9.75 post-split per share and stock purchase warrants to purchase 1,788,000 post-split shares of common stock at an exercise price of $9.75 post-split. The net proceeds to the Company were approximately $16.0 million, after deducting $1.5 million of underwriting discounts and commissions and estimated offering expenses payable by the Company.

As of June 30, 2022, there were 1,788,000 post-split stock purchase warrants outstanding. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three or six months ended June 30, 2022.

NOTE 11 – LICENSE AGREEMENT

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy ABO-102 for the treatment of Sanfilippo syndrome type A (MPS IIIA) (“ABO-102”). Under the License Agreement, Ultragenyx will assume responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. Such amounts due to the Company from Ultragenyx under the License Agreement of $1.8 million are recorded as a component of other receivables in the condensed consolidated balance sheets as of June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Abeona Therapeutics Inc. (“we,” “our,” “Abeona” or the “Company”) is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening rare genetic diseases. Our lead clinical program is EB-101, an autologous, gene-corrected cell therapy for recessive dystrophic epidermolysis bullosa (“RDEB”), which is currently in the pivotal Phase 3 VIITAL™ clinical trial.

Our development portfolio also features AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

RECENT DEVELOPMENTS

EB-101 (Autologous, Gene-Corrected Cell Therapy) for RDEB

We achieved target enrollment in the first quarter of 2022 for our pivotal Phase 3 VIITAL™ study for our investigational product for RDEB, EB-101. We anticipate topline data readout in the late third quarter or early fourth quarter of 2022. We are focusing our research and development resources on the VIITAL™ readout while actively pursuing a potential commercialization partner. We are optimistic about EB-101’s potential based on updated Phase 1/2a results presented at various medical congresses.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned Biologics License Application (“BLA”) filing to the U.S. Food and Drug Administration (“FDA”). EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility and we have now completed submission of Module 3 for Chemistry, Manufacturing and Controls (“CMC”) describing the in-house production of both retroviral vector and the final drug product to the Investigational New Drug Application (“IND”). Based on feedback from the FDA, we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans

Ultragenyx License Agreement

On May 16, 2022, we entered into an exclusive license agreement (the “License Agreement”) with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) for our investigational AAV gene therapy ABO-102 for the treatment of Sanfilippo syndrome type A (“MPS IIIA”) (“ABO-102”). Under the License Agreement, Ultragenyx will assume responsibility for the ABO-102 program from us, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, we are eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments.

Preclinical Pipeline

While our lead clinical program is currently focused on an ultra-rare indication, we intend to address larger areas of unmet medical need in the future, and our preclinical programs are investigating the use of novel AAV capsids in AAV-based therapies for five undisclosed ophthalmic conditions each with estimated U.S. prevalence ranging from 5,000 to 15,000 patients. In 2021, we shared data from studies in non-human primates that will help to determine optimal routes of administration and we believe we have made significant progress toward measuring efficacy in the preclinical setting. We have also generated appropriate mouse models, produced research grade vectors, and started dosing mice in proof-of-concept studies that we hope will yield data beginning in the third quarter of 2022 to support pre-IND meetings with the FDA in the second half of 2022 or early 2023.

Preferred Stock Offering

On May 2, 2022, we consummated an offering with certain institutional investors for the private placement of 1,000,006 shares of our Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and 250,005 shares of our Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock, and together with the Series A Preferred Stock, together the “Preferred Stock”). The shares, which have since been redeemed in accordance with their terms described below, and are thus no longer outstanding as of June 30, 2022, had an aggregated stated value of $25.0 million. Each share of the Preferred Stock had a purchase price of $19.00, representing an original issue discount of 5% of the stated value. The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by us, into shares of Common Stock at a conversion price of $11.25 per share. The holders of the Series A Preferred Stock and Series B Preferred Stock had the right to require us to redeem their shares of preferred stock for cash at 105% of the stated value of such shares commencing after the earlier of the receipt of stockholder approval of an amendment to our Restated Certificate of Incorporation to effect a reverse stock split and 60 days after the closing of the issuances of the Series A Preferred Stock and Series B Preferred Stock and until 90 days after such closing. We had the option to redeem the Series A Preferred Stock for cash at 105% of the stated value commencing after the 90th day following the closing of the issuance of the Series A Preferred Stock, subject to the holders’ rights to convert the shares prior to such redemption. On June 17, 2022, the holders of all 1,000,006 shares of Series A Preferred Stock and 250,005 shares of Series B Preferred Stock exercised their right to cause us to redeem all of such shares at a price equal to 105% of the stated value.

Reverse Stock Split

On June 30, 2022, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), to effectuate a reverse stock split of our outstanding common stock, par value $0.01 per share at an exchange ratio of 25-to-1 (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 1, 2022. The number of authorized shares of our common stock immediately after the Reverse Stock Split remained at 200,000,000 shares.

Nasdaq Compliance

On July 19, 2022, we received formal notification from the Nasdaq Stock Market LLC confirming that we had regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that our common stock maintain a minimum bid price of at least $1.00 per share, and confirming that the matter is now closed.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

	For the three months ended
	June 30,	June 30,	Change
($ in thousands)	2022	2021	$	%

Revenues:
License and other revenues	$1,000	$—	$1,000	N/A

Expenses:
Royalties	350	—	350	N/A
Research and development	6,658	8,533	(1,875)	(22)%
General and administrative	3,460	5,182	(1,722)	(33)%
Impairment of construction-in-progress	(1,460)	—	(1,460)	N/A
Total expenses	9,008	13,715	(4,707)	(34)%

Loss from operations	(8,008)	(13,715)	5,707	(42)%

Interest and other income	30	8	22	275%
Interest expense	(317)	(1,500)	1,183	(79)%
Net loss	$(8,295)	$(15,207)	$6,912	(45)%

N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the three months ended June 30, 2022 was $1.0 million, as compared to nil for the same period of 2021. The revenue in 2022 resulted from a clinical milestone achieved in the second quarter of 2022 under a sublicense agreement we entered into with Taysha Gene Therapies (“Taysha”) in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome (“Rett”), including certain intellectual property relating to MECP2 gene constructs and regulation of their expression.

Royalties

Total royalties were $0.4 million for the three months ended June 30, 2022, as compared to nil for the same period of 2021, an increase of $0.4 million. The increase in expense was due to royalties owed to our licensors resulting from the $1.0 million milestone due from Taysha related to Rett.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended June 30, 2022 was $6.7 million, as compared to $8.5 million for the same period of 2021, a decrease of $1.8 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our cell and gene therapy product candidates and other related costs of $0.5 million which is net of the $1.8 million pass through costs to Ultragenyx;
●	decreased salary and related costs of $0.5 million; partially offset by
●	decreased non-cash stock compensation expenses of $0.9 million.

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

General and administrative

General and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional expenses (e.g., legal expenses) and other general operating expenses not otherwise included in research and development expenses. We expect to continue to incur our general and administrative costs as we seek potential regulatory approval and potential commercialization of our product candidates.

Total general and administrative expenses were $3.5 million for the three months ended June 30, 2022, as compared to $5.2 million for the same period of 2021, a decrease of $1.7 million. The decrease in expenses was primarily due to:

●	decreased professional fees of $0.8 million;
●	decreased non-cash stock-based compensation of $0.8 million; and
●	decreased other costs of $0.1 million.

Impairment of construction-in-progress

Impairment for construction-in-progress was $(1.5) million for the three months ended June 30, 2022, as compared to nil in the same period of 2021. The construction-in-progress was for a facility for the ABO-102 and ABO-101 development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded impairment of $3.3 million for the three months ended March 31, 2022. We subsequently received certain refunds pertaining to the planned facility build-out, which reduced the overall impairment charge by $1.5 million for the three months ended June 30, 2022.

Interest and other income

Interest and other income was $30,000 for the three months ended June 30, 2022, as compared to $8,000 in the same period of 2021. The increase resulted from higher earnings on short-term investments driven by higher interest rates partially offset by a lower average balance of short-term investments.

Interest expense

Interest expense was $0.3 million for the three months ended June 30, 2022, as compared to $1.5 million in the same period of 2021. The decrease results primarily from the resolution of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

	For the six months ended
	June 30,	June 30,	Change
($ in thousands)	2022	2021	$	%

Revenues:
License and other revenues	$1,346	$—	$1,346	N/A

Expenses:
Royalties	350	—	350	N/A
Research and development	17,203	16,868	335	2%
General and administrative	7,684	11,444	(3,760)	(33)%
Impairment of licensed technology	1,355	—	1,355	N/A
Impairment of right-of-use lease asset	1,561	—	1,561	N/A
Impairment of construction-in-progress	1,792	—	1,792	N/A
Total expenses	29,945	28,312	1,663	6%

Loss from operations	(28,599)	(28,312)	(287)	1%

Interest and other income	31	23	8	35%
Interest expense	(518)	(2,920)	2,402	(82)%
Net loss	$(29,086)	$(31,209)	$2,123	(7)%

N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the six months ended June 30, 2022 was $1.3 million, as compared to nil for the same period of 2021. The revenue in 2022 resulted from a clinical milestone achieved in the second quarter of 2022 under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome, including certain intellectual property relating to MECP2 gene constructs and regulation of their expression. There was also revenue consisting of the recognition of deferred revenue related to grants for the ABO-102 and ABO-101 development programs.

Royalties

Total royalties were $0.4 million for the six months ended June 30, 2022, as compared to nil for the same period of 2021, an increase of $0.4 million. The increase in expense was due to royalties owed to our licensors resulting from the $1.0 million milestone due from Taysha related to Rett.

Research and development

Total research and development spending for the six months ended June 30, 2022 was $17.2 million, as compared to $16.9 million for the same period of 2021, an increase of $0.3 million. The increase in expenses was primarily due to:

●	increased clinical and development work for our cell and gene therapy product candidates and other related costs of $1.8 million which is net of the $1.8 million pass through costs to Ultragenyx;
●	increased other costs of $0.2 million; partially offset by
●	decreased non-cash stock compensation expenses of $1.7 million.

General and administrative

Total general and administrative expenses were $7.7 million for the six months ended June 30, 2022, as compared to $11.4 million for the same period of 2021, a decrease of $3.7 million. The decrease in expenses was primarily due to:

●	decreased professional fees of $2.9 million;
●	decreased non-cash stock-based compensation of $1.1 million; partially offset by
●	increased other costs of $0.3 million.

Impairment of licensed technology

Impairment of licensed technology was $1.4 million for the six months ended June 30, 2022, as compared to nil in the same period of 2021. The licensed technology was for the ABO-102 and ABO-101 development programs and as a result of our shift in priorities, we determined the remaining value of the licensed technology had no future value and thus, we recorded impairment of $1.4 million for the six months ended June 30, 2022.

Impairment of right-of-use lease asset

Impairment of right-of-use lease asset was $1.6 million for the six months ended June 30, 2022, as compared to nil in the same period of 2021. The impairment was related to a lease for a future manufacturing facility for the ABO-102 and ABO-101 development programs and as a result of our shift in priorities, we determined the remaining value of the portion of this lease had no future value and thus, we recorded impairment of $1.6 million for the six months ended June 30, 2022.

Impairment of construction-in-progress

Impairment of construction-in-progress was $1.8 million for the six months ended June 30, 2022, as compared to nil in the same period of 2021. The construction-in-progress was for a facility for the ABO-102 and ABO-101 development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded impairment of $1.8 million for the six months ended June 30, 2022.

Interest and other income

Interest and miscellaneous income was $31,000 for the six months ended June 30, 2022, as compared to $23,000 in the same period of 2021. The increase resulted from higher earnings on short-term investments driven by higher interest rates partially offset by a lower average balance of short-term investments.

Interest expense

Interest expense was $0.5 million for the six months ended June 30, 2022, as compared to $2.9 million in the same period of 2021. The decrease results primarily from the resolution of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2022 and 2021

	For the six months ended June 30,
($ in thousands)	2022	2021

Total cash and cash equivalents (used in) /provided by:
Operating activities	$(22,700)	$(25,074)
Investing activities	(323)	31,300
Financing activities	(3,782)	8,357
Net (decrease) increase in cash and cash equivalents	$(26,805)	$14,583

Operating activities

Net cash used in operating activities was $22.7 million for the six months ended June 30, 2022, primarily comprised of our net loss of $29.1 million and a decrease in operating assets and liabilities of $2.7 million, partially offset by net non-cash charges of $9.1 million.

Net cash used in operating activities was $25.1 million for the six months ended June 30, 2021, primarily comprised of our net loss of $31.2 million and a decrease in operating assets and liabilities of $0.7 million, partially offset by net non-cash charges of $6.8 million.

Investing activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2022, primarily comprised of proceeds from maturities of short-term investments of $32.7 million and proceeds from disposal of property and equipment of $1.5 million, partially offset by purchases of short-term investments of $34.4 million and capital expenditures of $0.1 million.

Net cash provided by investing activities was $31.3 million for the six months ended June 30, 2021, primarily comprised of proceeds from maturities of short-term investments of $47.0 million, partially offset by purchases of short-term investments of $15.2 million and capital expenditures of $0.5 million.

Financing activities

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2022, primarily comprised of the proceeds and redemption of our convertible redeemable preferred stock.

Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2021, primarily comprised of proceeds of $7.7 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $0.7 million from the exercise of stock options.

We have historically funded our operations primarily through sales of common stock. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could negatively affect our business, financial condition, and access to sources of liquidity.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of June 30, 2022, our cash resources were $26.0 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are only sufficient to fund our operating expenses into the second quarter of 2023. However, in order to further advance development and seek potential regulatory approval of our investigational EB-101 product for RDEB, or to advance any of our preclinical AAV-based ophthalmology assets, we would need to secure additional funds through equity or debt offerings, potential upfront payments from potential commercial partners, potential sale of a priority review voucher, or other potential sources. We cannot be certain that additional funding will be available on acceptable terms, or at all. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We did not sell any shares of our common stock under the ATM Agreement during the six months ended June 30, 2022. Cumulatively, as of June 30, 2022, we have sold an aggregate of 270,350 shares of our common stock under the ATM Agreement and received $25.0 million of net proceeds.

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

We are carefully and continually reassessing key business activities and all associated spending decisions. Nonetheless, we are spending necessary funds on manufacturing activities and preclinical studies and clinical trials of potential products, including research and development with respect to our acquired and developed technology. Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the successful development and commercialization of our cell and gene therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development, and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting, and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	any continuing impact to our business, operations, and clinical programs from the COVID-19 pandemic and government actions related thereto;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	the successful outcome of our regulatory filings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of June 30, 2022 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 should be carefully considered. Aside from the risk factor below, there have been no material changes in the assessment of other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. If we do not continue as a going concern, investors could lose their entire investment.

Our financial statements as of June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next 12 months. As of June 30, 2022, our current cash and cash equivalents, restricted cash and short-term investments were $26.0 million. We believe that our current cash resources are only sufficient to fund our operating expenses into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. To further advance development and seek potential regulatory approval of our lead product for RDEB or to advance any of our preclinical ophthalmology assets, we would need to secure additional funds through equity or debt offerings, potential upfront payments from potential commercial partners, potential sale of a priority review voucher, or other potential sources. Our future success depends on our ability to raise capital or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital will be available to us or, if available, will be on terms acceptable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022).

3.2	Amendment No. 1 to the Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on April 29, 2022).

3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022).

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022).

10.1	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022).

10.2	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022).

10.3†	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

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

† Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date:	August 11, 2022	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

