Form 10-K
period 2022-12-31
ABEONA THERAPEUTICS INC.
filed 2023-03-29
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☒ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2022, was approximately $28,754,000.

The number of shares outstanding of the registrant’s common stock as of March 21, 2023 was 17,708,968 shares.

ABEONA THERAPEUTICS INC.

Annual Report on Form 10-K

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our plans to submit a Biologics License Application for EB-101 and the timing thereof; the expected benefits of EB-101 receiving Orphan Drug and Rare Pediatric Disease designations by the U.S. Food and Drug Administration (“FDA”); our plans to continue development of AAV-based gene therapies designed to treat ophthalmic and next-generation AAV-based gene therapies; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that EB-101 could potentially benefit patients with RDEB; development of our novel AAV-based gene therapy platform technology; our belief in the adequacy of the clinical trial data from our VIITAL™ clinical trial, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. These factors include: our ability to successfully submit a Biologics License Application for EB-101 and the outcome thereof; our ability to commercialize EB101 either independently or with a potential commercial partner; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is EB-101, an autologous, engineered cell therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). EB-101 has been granted Orphan Drug and Rare Pediatric Disease (“RPD”) designations by the U.S. Food and Drug Administration (“FDA”) and Orphan Drug Designation by the European Medicines Agency (“EMA”).

We plan to continue development of AAV-based gene therapies designed to treat ophthalmic diseases with high unmet medical need using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill (“UNC”), and internal AAV vector research programs. Abeona’s novel, next-generation AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

Our Mission and Strategy

Abeona is a fully-integrated cell and gene therapy company featuring research and clinical development programs, in-house manufacturing facilities, and scientific and clinical leadership. Our mission is to create, develop, manufacture, and deliver cell and gene therapies to transform the lives of people impacted by life-threatening diseases. In 2022, we continued to make progress toward fulfilling our goal of harnessing the promise of genetic medicine and redefining the standard of care through cell and gene therapies. In November 2022, we announced positive topline data from the VIITAL™ Phase 3 study evaluating the efficacy, safety and tolerability of EB-101.

We partner with leading academic researchers, patient advocacy organizations, caregivers and other biotechnology companies to develop therapies that address the underlying cause of a broad spectrum of rare genetic diseases for which no effective treatment options exist today.

Our strategy consists of:

Advancing and Commercializing our Late-Stage Clinical Cell and Gene Therapy Programs with a Focus on Life-Threatening Diseases.

Through our cell and gene therapy expertise in research and development, we believe we are positioned to introduce efficacious and safe therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field. We intend to commercialize our assets either by ourselves or through strategic partnerships, subject to FDA approval.

Developing Novel In-Vivo Gene Therapies Using AIM™ Capsid Technology.

We are researching and developing AAV-based gene therapy using our novel capsids developed from the AIM™ Capsid Technology Platform and additional Company-invented AAV capsids. We plan to continue to develop our chimeric AAV capsids capable of improved tissue targeting for various indications and potentially evading immunity to wildtype AAV vectors.

Leveraging our Leadership Position in Commercial-Scale Cell and Gene Therapy Manufacturing.

We established current Good Manufacturing Practice (“cGMP”), clinical-scale manufacturing capabilities for engineered cell therapy and AAV-based gene therapies in our state-of-the-art Cleveland, Ohio facility. We believe that our platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, reduced cost, and faster times to market. We have focused on establishing internal Chemistry, Manufacturing and Controls (“CMC”) capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

Establishing Additional Cell and Gene Therapy Franchises and Adjacencies through In-Licensing and Strategic Partnerships.

We seek to be the partner of choice in cell and gene therapy treatment and have closely collaborated with leading academic institutions, key opinion leaders, patient foundations, and industry partners to accelerate research and development, understand the needs of patients and their families, and generate novel intellectual property.

Maintaining and Growing our IP Portfolio.

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

Developing Next-Generation Cell and Gene Therapy

EB-101 for the Treatment of RDEB

Disease Overview

RDEB belongs to a broad group of genetic skin disorders known as epidermolysis bullosa. Patients with RDEB have a defect in the COL7A1 gene, resulting in the inability to produce Type VII collagen, which plays a vital role in anchoring the skin’s dermal and epidermal layers.

As a result of the genetic defect, RDEB patients have fragile skin, which can easily damage to produce open and blistering wounds, disfiguring scars throughout the body, fused fingers and toes, limits in range of motion at joints (e.g., arms and legs), and an abnormal narrowing of the esophagus. Long-term RDEB patients can suffer from anemia, are at high risk of developing aggressive squamous cell carcinomas, infections, and premature death. The most severe patients are approximately 20 times more likely to die by 30 years of age than the general population.

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

We expect EB-101 could be a treatment option for toughest to treat RDEB wounds. EB-101 has shown durable healing and associated pain reduction in our VIITAL™ phase 3 trial in large and/or chronic wounds that carry the highest burden, including the need for frequent dressing changes, pain, pruritus, risk of infection, and developing skin cancer.

Current Management of RDEB

At present, there are no approved treatments for RDEB in the U.S. or Europe.

Wound management currently consists of time and labor-intensive supportive care to limit contamination and infection, and reduction in mechanical forces that produce new blisters. Care usually includes treatment of new blisters by lancing and draining. Wounds are then dressed with a non-adherent material, covered with padding for stability and protection, and secured with an elastic wrap for integrity. The annual costs of wound dressings alone for an RDEB patient can amount to as high as $996,000 per year.

RDEB patients also have periodic surgeries to relieve disease related issues such as narrowing of their esophagus, fusing of fingers, and corneal abrasions.

Program Status and Positive Topline Data

EB-101 is an autologous, engineered cell therapy in which a functioning COL7A1 gene is inserted into a patient’s own skin cells (keratinocytes) using a retrovirus. The keratinocytes are then transplanted back to the patient to restore Type VII collagen expression and skin function.

Results from a completed Phase ½ study that enrolled 7 patients with large and chronic RDEB wounds at Stanford University showed that EB-101 was well-tolerated and resulted in significant and durable wound healing (Siprashvili, Z., et al., 2016), with up to eight years of follow-up (So. Y, Nazaraoff, et al., Orphanet Journal Rare Disease 2022). To date, there have been no reported serious adverse events.

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

Based on these positive topline results, we intend to submit a Biologics License Application (“BLA”) for EB-101 to the FDA by mid-2023. EB-101 has been granted Regenerative Medicine Advanced Therapy (“RMAT”), Breakthrough Therapy, Orphan Drug and RPD designations by the by the FDA as well as Orphan Drug designation by the EMA.

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

We have continued to prepare our cGMP commercial facility in Cleveland for manufacturing EB-101 to support our planned BLA filing. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility.

ABO-503 for the treatment of X-linked Retinoschisis (“XLRS”).

Disease Overview and Program Overview

XLRS is a rare, monogenic retinal disease that results in the irreversible loss of photoreceptor cells and severe visual impairment. XLRS is caused by mutations in the RS1 protein, which is normally secreted by retinal photoreceptors and bipolar neurons and functions to mediate cell-cell adhesion. XLRS is characterized by abnormal splitting of the layers of the retina, resulting in poor visual acuity, which can progress to legal blindness. The incidence of XLRS is estimated to be between 1 in 5,000 and 1 in 20,000 in males, with an estimated prevalence of 35,000 in the United States and Europe combined. There are currently no disease modifying therapies approved for XLRS, but because the genetics of the disease are well understood, early intervention via gene therapy has significant potential to reverse or stabilize disease progression at early stages and prevent vision loss.

ABO-503, composed of a functional human RS1 packaged in the novel AIM™ capsid AAV204, has shown preclinical efficacy following delivery to the retina in a mouse model of XLRS. Preclinical studies have demonstrated robust RS1 expression in the retina, improved cone photoreceptor density and overall photoreceptor cell survival, as well as a restoration of outer retina architecture. We submitted a pre-IND meeting request with the FDA in March 2023.

ABO-504 for the Treatment of Stargardt Disease

Disease Overview and Program Overview

Autosomal recessive Stargardt disease, the most common form of juvenile macular degeneration with estimated incidence of 1 in 8,000 to 10,000 people, causes vision loss in children and young adults. The most common form of Stargardt disease is caused by mutations in the ABCA4 gene, which prevent removal of toxic compounds from photoreceptor cells that results in photoreceptor cell death and progressive vision loss. There are currently no FDA approved treatments available, and to date, development of investigational gene modifying therapies has remained challenging in part due to the large size of the ABCA4 gene, which exceeds the encapsidation capacity of a single AAV vector.

Abeona’s internal research and development team developed ABO-504, which is designed to efficiently reconstitute the full-length ABCA4 gene by implementing a dual AAV vector strategy using the Cre-LoxP recombinase system. In May 2021, at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting, Abeona reported preclinical data demonstrating the ability of the dual AAV vector system to produce full length ABCA4 protein in cell culture. Recent proof-of-concept studies have extended these findings by showing expression of ABCA4 mRNA and full-length ABCA4 protein in the retina of subretinally dosed abca4-/- knockout mice, at levels similar to endogenous ABCA4 in wild-type animals.

ABO-505 for the Treatment of Autosomal Dominant Optic Atrophy (“ADOA”)

Disease Overview and Program Overview

ADOA, a form of hereditary vision loss associated with RGC death, is predominantly caused by mutations in the Opa1 gene. Opa1, a dynamin-related GTPase, acts to stabilize the inner mitochondrial membrane and acts in mitochondrial fusion and inner membrane remodeling. Mutant phenotypes present with a progressive loss of RGCs that results in optic nerve degeneration and legal blindness with a loss of visual acuity, optic disc pallor, and color vision deficits. ADOA affects approximately 1 in 30,000 people worldwide. Currently, there is no approved treatment for people living with ADOA.

ABO-505 is designed to express a functional copy of human Opa1 in the retina following para-retinal injection. ABO-505 aims to take advantage of the robust optic nerve and retinal ganglion cell (RGC) transduction ability of AAV204 to deliver its genetic payload to the cells most affected by ADOA. Preclinical studies have confirmed expression of Opa1 in both cell culture and the retinas of dosed wild-type and disease model animals. Initial efficacy results suggest an improvement in retinal signaling to the brain, and improved visual acuity in treated mutant mice.

New preclinical data with ABO-503, ABO-504 and ABO-505 have been submitted for presentation at a future medical meeting in the second quarter of 2023.

Gene Therapy Treatments anchored in AIM™ Vector Platform

In 2016, we licensed a library of novel AAV capsids from UNC. The AIM™ vector system is a platform of AAV capsids capable of widespread central nervous system gene transfer and can be used to confer high transduction efficiency for various therapeutic indications. In partnership with academic institutions, our own scientific research teams have identified vectors within the AIM™ capsid library showing strong potential to successfully target and reach the central nervous system as well as ocular, lung, muscle, liver, and other tissues. Based on continuing research by Abeona and our research partners, we have observed improvements in gene delivery to specific tissues compared to currently available AAV technology. We believe AIM™ vectors also have the potential for redosing subjects who previously received certain AAV gene therapy or subjects who have pre-existing antibodies to naturally occurring AAV serotypes.

Strategic Licensing Agreements

We have out-licensed certain clinical and research programs, including for the treatment of Sanfilippo syndrome type A (MPS IIIA) to Ultragenyx Pharmaceutical Inc. (“Ultragenyx”), and for CLN1 disease (infantile Batten disease) and Rett syndrome to Taysha Gene Therapies, Inc. (“Taysha”). Under the terms of our agreement with Ultragenyx, we are eligible to receive payments based on the achievement of certain sales milestones and royalties on net sales. Under our agreements with Taysha, we are eligible to receive payments based on certain clinical, regulatory, and sales milestones and royalties on net sales.

Leveraging Leadership Position in Commercial-Scale Cell and Gene-Therapy Manufacturing

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

We have completed our 16,000+ square foot manufacturing build-out in Cleveland, Ohio. The first phase, completed in 2018, was a 6,000 square foot state-of-the-art cGMP production facility for the manufacturing of cell and gene therapies. The facility is designed to initially manufacture clinical drug products with later intent of manufacturing commercial grade cGMP drug product. The second phase, completed in 2019, was the completion of an additional 8,000 square feet of state-of-the-art laboratory space to support our expanding quality control, process development, and assay development teams. The second phase also included nearly 2,000 square feet of cGMP Inventory Control space.

We have advanced our in-house manufacturing capabilities for EB-101. The product is manufactured as a multilayer cellular sheet containing corrected keratinocytes that is fastened to a petrolatum gauze backing with surgical hemoclips. Engineered sheets are applied over wound areas, where they are expected to produce keratinocytes with functioning Type VII collagen, providing immediate wound coverage and allowing for long-term wound healing. A key component to the EB-101 drug product manufacturing process is the retroviral vector, which delivers the functional copy of the Collagen VII Alpha 1 cDNA to the autologous patient cells. Initially developed at the Indiana University Vector Production Facility, we have transferred the cGMP manufacturing process for the LZRSE-Col7A1 retroviral vector to our Cleveland facility and have produced three cGMP lots for analytical and clinical comparability. We have also created and characterized a cGMP master cell bank and a working cell bank to support the cGMP production of the retroviral vector.

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

We believe that these improvements will enable us to develop best-in-class, next-generation cell and gene therapy products. As we look to commercialize EB-101 (subject to FDA approval), we are working towards filing a BLA to support commercial manufacturing of EB-101 from our Cleveland facility. Based on feedback from the FDA, we believe that we have alignment with the FDA on the CMC requirements for EB-101, including characterization and validation plans.

Maintain Strong Intellectual Property Protection

We strive to protect our commercially important proprietary technology, inventions, and know-how, including by seeking, maintaining, and defending patent rights, both for inventions developed internally and for inventions licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology platforms, continuing technological innovation, and in-licensing opportunities to develop, strengthen and maintain our position in the field of cell and gene therapy. We may also rely on the additional protections afforded by data exclusivity (currently 12 years for biologics), other market exclusivities such as orphan drug exclusivity, and patent term extensions, where applicable.

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

Licensed Technologies and Intellectual Property

1.	Recessive Dystrophic Epidermolysis Bullosa

To support our EB franchise, we have licensed a patent family from Stanford University covering EB-101 and its use in the treatment of RDEB. Patents covering our investigational EB-101 product have been granted by the European Patent Office (EP3400287B1) and in other geographical regions, and are expected to expire in early 2037. Patent applications remain pending in the United States which, if granted, would be expected to expire in 2037. We have also filed United States patent applications directed to the packaging and transport of EB-101, which, if granted, are not expected to expire before 2040.

We may also rely on the additional protection afforded by data exclusivity (currently 12 years for biologics like EB-101), other market exclusivity such as orphan drug exclusivity, and patent term extensions, where applicable.

2.	AIM™ Capsids

We have an exclusive license to an international patent family from UNC covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. National stage applications directed to the AIM™ capsids have been filed in the United States, Europe and other geographical regions. The first U.S. patent in this patent family, U.S. Patent No. 10,532,110 (the “’110 Patent”), was issued to UNC on January 14, 2020. The ’110 Patent is entitled to 352 days of patent term adjustment, making its projected expiration date November 6, 2036. The second U.S. patent in this patent family, U.S. Patent No. 10,561,743 (the “’743 Patent”), was issued to UNC on February 18, 2020. The ‘743 Patent is expected to expire on November 20, 2035. A third U.S. patent in this patent family, U.S. Patent No. 11,491,242 (the “’242 Patent”) issued on November 8, 2022. The ‘242 Patent is entitled to 429 days of patent term adjustment and will not expire before January 22, 2037. We have exclusive rights to these patents under our license with UNC.

We also own a second patent family directed to certain AAV capsids and have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2039.

3.	CLN1 Disease (Infantile Batten Disease)

We have also licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). The first patent family is directed to optimized CLN1 genes and expression cassettes for use in treating CLN1 disease, which has applications pending in the United States, Europe, and other geographical regions. One U.S. patent in the first patent family, U.S. Patent No. 11,504,435 (the “’435 Patent”), was issued to UNC on November 22, 2022. The ’435 Patent is entitled to 578 days of patent term adjustment, making its projected expiration date January 12, 2039. The second patent family is directed to treating CLN1 disease using a combination of intrathecal and intravenous administrations, which has applications pending in the United States, Europe and other geographical regions. Patents issuing from applications in the second patent family are not expected to expire before 2040. We have entered into agreements exclusively sublicensing these two CLN1 patent families to Taysha Gene Therapies.

4.	Rett Syndrome

We have licensed rights to patent families from both UNC and the University of Edinburgh relating to gene therapy for the treatment of Rett Syndrome. The patent family licensed from UNC at Chapel Hill are directed to viral genomes designed to regulate expression of the MeCP2 gene, which is mutated in patients with Rett Syndrome. This family has pending applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2039. The patent families licensed from the University of Edinburgh are directed to expression cassettes for MeCP2 polypeptides and to synthetic MeCP2 polypeptides. The patent family directed to MeCP2 expression cassettes has pending applications in the United States, Europe and other geographical regions. The patent family directed to synthetic MeCP2 polypeptides has pending applications in the United States and other geographical regions. Patents issuing from applications in the Edinburgh patent families are not expected to expire before 2038. In October 2020, we entered into an agreement exclusively sublicensing these UNC and University of Edinburgh patent rights to Taysha Gene Therapies.

5.	Multipartite AAV Delivery of Large Transgenes

We have filed a PCT application (PCT/US2021/041527) directed to multipartite delivery of large transgenes using AAV vectors. We are filing national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2041.

6.	New AAV Capsids and Ophthalmic Disease Treatment via Para-retinal AAV Administration

We own a pending PCT application (PCT/US2022/029797) directed to (i) novel AAV capsid proteins and (ii) treating ophthalmic diseases via para-retinal administration of AAV vectors. Patents issuing from future national stage applications of this PCT application are not expected to expire before 2042.

7.	Treatment of Dominant Optic Atrophy and X-linked Retinoschisis

We own a pending U.S. provisional application directed to compositions and methods for treating dominant optic atrophy and x-linked retinoschisis.

We expect to explore in due course strategies to support patent term extensions for all of our patent portfolios.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies (“OTAT”) and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee (“CTGTAC”), a panel of medical and scientific experts and consumer representatives, to advise CBER on its reviews. The FDA has issued a growing body of guidance documents on CMC, clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.

The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice (“GLP”) regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an application for an IND, which allows human clinical trials to begin unless the FDA objects within 30 days;
●	approval by an independent institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice (“GCP”) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
●	preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;
●	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
●	payment of user fees and the FDA review and approval, or licensure, of the BLA. BLA application fees for products designated as orphan drugs by the FDA are waived.

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

Under the Prescription Drug User Fee Act , as amended (“PDUFA”), each BLA must be accompanied by a substantial user fee that must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

We were incorporated in Wyoming in 1974 as Chemex Corporation, and in 1983 we changed our name to Chemex Pharmaceuticals, Inc. We changed our state of incorporation from Wyoming to Delaware on June 30, 1989. In 1996 we merged with Access Pharmaceuticals, Inc., a private Texas corporation, and changed our name to Access Pharmaceuticals, Inc. On October 24, 2014, we changed our name to PlasmaTech Biopharmaceuticals, Inc. On May 15, 2015, we acquired Abeona Therapeutics LLC and on June 19, 2015, we changed our name to Abeona Therapeutics Inc.

Suppliers

Some of the materials we use are specialized. We obtain materials from several suppliers based in different countries around the world. If materials are unavailable from one supplier, we generally have alternate suppliers available.

Human Capital Resources

As a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases, we seek to attract, hire, develop and retain qualified and highly skilled personnel with experience in areas such as research and development and manufacturing operations. We compete for such personnel with numerous pharmaceutical and chemical companies, specialized biotechnology firms and universities. We strive to support our employees’ well-being through a transparent, inclusive, and collaborative culture and by providing them with the training, support, and resources to help them succeed professionally.

As of December 31, 2022, we had 57 full-time employees. We have never experienced employment-related work stoppages and believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our website, www.abeonatherapeutics.com, including our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission (“SEC”) as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors (the “Board”) and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Abeona Therapeutics Inc. c/o Investor Relations, 1330 Avenue of the Americas, 33rd Floor, New York, NY 10019. The SEC’s website, www.sec.gov, contains reports, proxy statements, and other information that we file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to the following:

●	Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and regulatory approval. Additionally, regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future.
●	If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize EB-101, we will not be able to sell EB-101.
●	Even if we receive regulatory approval for EB-101, our lead drug candidate, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	We may encounter substantial delays in our clinical studies or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Additionally, we may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.
●	We have received and may apply for additional designations such as breakthrough therapy designation, RMAT designation, fast track designation, and rare pediatric disease designation from the FDA intended to facilitate or encourage product candidate development. We may not receive any such designations or be able to maintain them. Moreover, any such designations may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
●	While certain of our product candidates have received orphan drug designation from the FDA, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	The COVID-19 pandemic and efforts to reduce its spread have affected our operations and significantly impacted worldwide economic conditions, and could continue to have a material effect on our operations, business, and financial condition.
●	We could experience production problems in our manufacturing facilities that result in delays in our development or commercialization programs. We might also experience delays in manufacturing if any of our vendors, contract laboratories or suppliers are found to be out of compliance with current Good Manufacturing Practice.
●	If we fail to comply with applicable regulations, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the suspension of a clinical trial or commercial sales or the closure of a manufacturing facility.
●	The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition.
●	We expect to rely on third parties, and these third parties may not perform satisfactorily. Additionally, our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated.
●	Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe and commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues.

●	We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.
●	We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
●	Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
●	The market may not accept any pharmaceutical products that we develop, and adverse public perception of gene therapy products may negatively affect demand for, or regulatory approval of, our product candidates.
●	We may be subject to federal, state, and foreign healthcare laws and regulations, including fraud and abuse laws, false claims laws, health information privacy and security laws and data privacy laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Our business could suffer if we lose the services of, or fail to attract, key personnel.
●	Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
●	Our rights to develop and commercialize our product candidates are subject to, in part, the terms and conditions of licenses granted to us by others.
●	If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation.
●	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
●	We may not be able to protect our intellectual property rights around the world.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court, and intellectual property litigation could cause us to spend substantial resources.
●	Third-parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	If we do not obtain patent term extension and data exclusivity for our product candidates, our business may be harmed.
●	We have experienced a history of losses; we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future. We do not have significant operating revenue and may never achieve profitability.
●	Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
●	We expect to continue to need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or aspects thereof.
●	The market price of our common stock may be volatile and adversely affected by several factors.
●	Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	Our quarterly operating results may fluctuate significantly.
●	Provisions of our charter documents could discourage an acquisition of our company.

Risks related to the discovery and development of our product candidates

Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Only a few gene therapy products have been approved in the U.S. and the EU.

We have concentrated our therapeutic product research and development efforts on our cell and gene therapy platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our cell and gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

We have manufacturing agreements with third parties that provide for, among other things, production of product candidates for our current and future early-stage clinical trials. Under certain circumstances, the other party is entitled to terminate its arrangement with us. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on third parties for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If a third party does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and any such third party, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions and the clinical trials required for approval of our product candidates. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, communicable disease, or any other public health crisis that results in economic or trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from governmental authorities and companies to reduce the spread of COVID-19 affected economic activity through various containment measures including, among others, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, or restrictions of global and regional travel. Another outbreak of an illness, a communicable disease, or any other public health crisis, and any resulting impacts, such as an extended period of global supply chain and/or economic disruption, labor shortages, or government-mandated actions in response to such public health crisis could materially affect our business, results of operations, access to sources of liquidity, and financial condition.

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

Risks related to with commercializing our product candidates

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize EB-101, we will not be able to sell EB-101.

If we cannot obtain regulatory approval for EB-101, we will not be able to generate revenue from this product candidate. As a result, our ability to generate revenue from product commercialization may be further delayed. We cannot assure you that we will receive the approvals necessary to commercialize EB-101 or any other product candidate we may develop in the future. In order to obtain FDA approval of EB-101 or any other product candidate requiring FDA approval, we must successfully complete an FDA BLA review. Obtaining FDA approval of any other product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive product revenues from, EB-101 or any other product candidate;
●	impose costly procedures on us; and
●	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject our BLA. In addition, the FDA could determine that we must test additional subjects or require that we conduct further studies with more subjects. We may never obtain regulatory approval for EB-101, or any other future potential product candidate. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products or product candidates outside the U.S. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the U.S.

Even if we receive regulatory approval for EB-101, our lead drug candidate, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of EB-101 will depend upon the product’s acceptance by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance for our drug candidate will depend on a number of factors, including:

●	actual and perceived efficacy and safety of EB-101;
●	relative convenience, dosing burden and ease of administration;
●	potential or perceived advantages or disadvantages over alternative treatments;
●	potential post-marketing commitments imposed by regulatory authorities, such as patient registries;
●	strength of sales, marketing and distribution support;
●	price of our future products, both in absolute terms and relative to alternative treatments;
●	the effect of current and future healthcare laws on EB-101; and
●	availability of coverage and reimbursement from government and other third party payers.

If our drug candidate is approved, but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

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

As a result of legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

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

Risks related to our financial condition and capital requirements

We have experienced a history of losses; we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future.

We have recorded minimal revenue to date and have incurred an accumulated deficit of approximately $695.3 million through December 31, 2022. The net loss for the year ended December 31, 2022, was $39.7 million, including impairment charges of $5.6 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs.

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

As of December 31, 2022, our cash, cash equivalents, restricted cash and short-term investments were $52.5 million. Following a comprehensive portfolio review in early 2022, we have decided to focus our research and development resources on the EB-101 program with the objective of reducing operating expenses and extending our cash runway. As part of this portfolio prioritization, we have intensified our pursuit of a strategic partnership to take over development activities for our AAV-based gene therapy ABO-102 for MPS IIIA and we have discontinued development of our AAV-based gene therapy ABO-101 for MPS IIIB. Based upon these current operating plans, our ability to access additional financial resources and/or our financial flexibility to further reduce operating expenses if required, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of the issuance of our consolidated financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain potential regulatory approval for, and to potentially commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether common stock, preferred stock or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects.

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

We expect to continue to need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or commercialization efforts.

We will need to raise additional capital to fund our future operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. We expect to continue to spend substantial amounts on regulatory approval efforts, product development (including commercialization activities), and conducting potential future pre-clinical or clinical trials for our product candidates. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq that place limits on the number and dollar amount of securities that we may sell. If we fail to raise additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, obtain approval of our product candidates from the FDA and other regulatory authorities, or successfully commercialize any of our product candidates. In addition, we could be forced to delay, discontinue, or curtail product development, or forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. As of December 31, 2022, we had net operating loss carryforwards aggregating approximately $359.0 million.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in New York, New York, where we currently lease 10,400 square feet of office space. That lease expires in September 2025. We also lease 45,705 square feet of manufacturing, laboratory and office space in Cleveland, Ohio. That lease expires in December 2030. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ABEO” since June 22, 2015.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

The number of record holders of our common stock as of March 21, 2023 was approximately 39.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	237,570	$37.11	109,544
2005 Equity Incentive Plan	3,200	$32.00	—
Equity compensation plans not approved by security holders:	—	$—	—
Total equity compensation plans	240,770	$37.04	109,544

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2022:

	Number of securities to Total number of shared (our units) purchased	Weighted average Average price paid per share (or unit)
	(a)
Shares delivered or withheld pursuant to restricted stock awards
October 1, 2022 - October 31, 2022	207	$4.30
November 1, 2022 - November 30, 2022	—	$—
December 1, 2022 - December 31, 2022	—	$—
	207	$4.30

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

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is EB-101, an autologous, engineered cell therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). In November 2022, we announced positive topline data from the VIITAL™ study evaluating the efficacy, safety and tolerability of EB-101. The VIITAL™ study met its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. Based on the positive topline results, we intend to submit a Biologics License Application (“BLA”) for EB-101 to the U.S. Food and Drug Administration (“FDA”) in late second quarter of 2023 or early third quarter of 2023.

Our development portfolio also features adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned BLA filing to the FDA. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility.

Preclinical Pipeline

Our preclinical programs are investigating the use of novel AAV capsids in AAV-based therapies for serious eye diseases, including ABO-504 for Stargardt disease, ABO-503 for X-linked retinoschisis (XLRS) and ABO-505 for autosomal dominant optic atrophy (ADOA). In 2022, we evaluated the ability of our gene constructs and capsids to deliver and express the recombinant protein in target eye tissues and rescue mutant phenotypes in mouse disease models. The Company has submitted a pre-Investigational New Drug (IND) application meeting request for XLRS to the FDA to gain alignment on IND enabling toxicity studies and clinical trial design. The Company expects to present new preclinical data from these programs at a future medical meeting in second quarter of 2023.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2022 and December 31, 2021

	For the year ended December 31,		Change
($ in thousands)	2022	2021	$	%

Revenues:
License and other revenues	$1,414	$3,000	$(1,586)	(53)%

Expenses:
Royalties	450	—	450	N/A
Research and development	28,965	38,726	(9,761)	(25)%
General and administrative	17,256	21,644	(4,388)	(20)%
Impairment of goodwill	—	32,466	(32,466)	N/A
Impairment of licensed technology	1,355	—	1,355	N/A
Impairment of right-of-use lease assets	2,511	—	2,511	N/A
Impairment of construction-in-progress	1,792	—	1,792	N/A
Total expenses	52,329	92,836	(40,507)	(44)%

Loss from operations	(50,915)	(89,836)	38,921	(43)%

Gain on settlement with licensor	—	6,743	(6,743)	N/A
PPP loan payable forgiveness income	—	1,758	(1,758)	N/A
Interest income	431	40	391	978%
Interest expense	(736)	(3,656)	2,920	(80)%
Change in fair value of warrant liabilities	11,383	—	11,383	N/A
Other income	141	15	126	840%
Net loss	$(39,696)	$(84,936)	$45,240	(53)%

N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the year ended December 31, 2022 was $1.4 million, as compared to $3.0 million for the same period of 2021. The revenue in 2022 resulted from a clinical milestone achieved in the second quarter of 2022 under a sublicense agreement we entered into with Taysha Gene Therapies (“Taysha”) in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome, including certain intellectual property relating to MECP2 gene constructs and regulation of their expression. There was also revenue consisting of the recognition of deferred revenue related to grants for the ABO-102 and ABO-101 development programs and revenue related to the sublet of a portion of our existing leases.

The revenue in 2021 resulted from a clinical milestone achieved in December 2021 under a sublicense agreement we entered into with Taysha in August 2020 for ABO-202, an AAV gene therapy for CLN1 disease (also known as infantile Batten disease).

Royalties

Total royalties expenses were $0.4 million for the year ended December 31, 2022, as compared to nil for the same period of 2021, an increase of $0.4 million. The increase in expense was due to royalties owed to our licensors resulting from the $1.0 million milestone due from Taysha.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the year ended December 31, 2022 was $28.9 million, as compared to $38.7 million for the same period of 2021, a decrease of $9.8 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our cell and gene therapy product candidates and other related costs of $5.7 million which primarily relates to the license out/discontinuation of our MPSIII programs;
●	decreased non-cash stock compensation expenses of $3.2 million; and
●	decreased salary and related costs of $1.0 million; partially offset by
●	increased other costs of $0.1 million.

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

General and administrative

General and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses) and other general operating expenses not otherwise included in research and development expenses.

Total general and administrative expenses were $17.2 million for the year ended December 31, 2022, as compared to $21.6 million for the same period of 2021, a decrease of $4.4 million. The decrease in expenses was primarily due to:

●	decreased professional fees of $3.9 million;
●	decreased non-cash stock-based compensation of $2.7 million; partially offset by
●	increased other costs of $0.8 million; and
●	increased salary and related costs of $1.4 million.

Impairment of goodwill

Goodwill impairment charge was nil for the year ended December 31, 2022, as compared to $32.5 million in the same period of 2021. As of year-end 2021, the carrying value of our net assets was determined to exceed the fair value of our net assets, and therefore, we recorded a goodwill impairment charge of $32.5 million.

Impairment of licensed technology

Impairment of licensed technology was $1.4 million for the year ended December 31, 2022, as compared to nil in the same period of 2021. The licensed technology was for the ABO-102 and ABO-101 development programs, which, as a result of our shift in priorities, we determined the licensed technology had no future value and thus recorded impairment of $1.4 million for the year ended December 31, 2022.

Impairment of right-of-use lease assets

Impairment of right-of-use lease assets was $2.5 million for the year ended December 31, 2022, as compared to nil in the same period of 2021. A portion of the impairment was related to a lease for a future manufacturing facility for the ABO-102 and ABO-101 development programs, which, as a result of our shift in priorities, we determined the portion of this lease had no future value and thus recorded impairment of $1.6 million for the for the year ended December 31, 2022. In addition, we sublet a portion of our leased properties which indicated that a portion of the lease had a reduced future value and thus recorded impairment of $0.9 million for the year ended December 31, 2022.

Impairment of construction-in-progress

Impairment of construction-in-progress was $1.8 million for the year ended December 31, 2022, as compared to nil in the same period of 2021. The construction-in-progress was for a facility for the ABO-102 and ABO-101 development programs. As a result of our shift in priorities, we determined the construction-in-progress facility had no future value and thus recorded impairment of $1.8 million for the for the year ended December 31, 2022, which was net of a cash refund from the builder of approximately $1.5 million.

Gain on settlement with licensor

Gain on settlement with licensor was nil for the year ended December 31, 2022, as compared to $6.7 million in the same period of 2021. On November 12, 2021, we entered into a settlement agreement with REGENXBIO, Inc. (“REGENXBIO”) to resolve all current disputes between us and REGENXBIO. The accounting for this settlement agreement resulted in a $6.7 million gain on settlement with REGENXBIO in the year ended December 31, 2021.

PPP loan payable forgiveness income

PPP loan payable forgiveness income was nil for the year ended December 31, 2022, as compared to $1.8 million in the same period of 2021. In July 2021, we received notice from the SBA that our PPP loan had been forgiven so the PPP loan payable was reversed in the year ended December 31, 2021.

Interest income

Interest income was $0.4 million for the year ended December 31, 2022, as compared to $40,000 in the same period of 2021. The increase resulted from higher earnings on short-term investments driven by higher interest rates and a higher average balance of short-term investments.

Interest expense

Interest expense was $0.7 million for the year ended December 31, 2022, as compared to $3.7 million in the same period of 2021. The decrease results primarily from the resolution of a disputed liability owed to our prior licensor, REGENXBIO.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was $11.4 million for the year ended December 31, 2022, as compared to nil in the same period of 2021. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities resulted in a gain of $11.4 million due primarily to the reduction in our stock price year over the year and a shorter term.

Other income

Other income was $0.1 million for the year ended December 31, 2022, as compared to $15,000 in the same period of 2021. The increase was primarily a result of a gain on lease termination of $0.3 million partially offset by $0.1 million of losses on the disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2022 and 2021

	For the year ended December 31,
($ in thousands)	2022	2021

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(43,483)	$(65,665)
Investing activities	(23,964)	66,062
Financing activities	43,173	24,861
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,274)	$25,258

Operating activities

Net cash used in operating activities was $43.5 million for the year ended December 31, 2022, primarily comprised of our net loss of $39.7 million and decrease in operating assets and liabilities of $5.9 million and net non-cash charges of $2.1 million.

Net cash used in operating activities was $65.7 million for the year ended December 31, 2021, primarily comprised of our net loss of $84.9 million and decrease in operating assets and liabilities of $18.3 million, partially offset by net non-cash charges of $37.5 million.

Investing activities

Net cash used in investing activities was $24.0 million for the year ended December 31, 2022, primarily comprised of purchases of short-term investments of $78.2 million and capital expenditures of $0.1 million, partially offset by proceeds from maturities of short-term investments of $52.6 million and proceeds from the disposal of property and equipment of $1.7 million.

Net cash provided by investing activities was $66.1 million for the year ended December 31, 2021, primarily comprised of proceeds from maturities of short-term investments of $90.4 million, partially offset by purchases of short-term investments of $20.2 million and capital expenditures of $4.1 million.

Financing activities

Net cash provided by financing activities was $43.2 million for the year ended December 31, 2022, primarily comprised of proceeds of $12.8 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $34.1 million from a private offering of common stock and warrants on November 3, 2022, partially offset by the proceeds and redemption of our convertible redeemable preferred stock.

Net cash provided by financing activities was $24.9 million for the year ended December 31, 2021, primarily comprised of proceeds of $17.4 million from the issuance of common stock and warrants in a public offering, proceeds of $8.0 million from open market sales of common stock pursuant to the ATM Agreement and proceeds of $0.8 million from the exercise of stock options, partially offset by the payment of offering costs in a public offering of $1.5 million.

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of December 31, 2022, our cash resources were $52.5 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient resources to fund operations through at least the next 12 months from the date of this report on Form 10-K. We may need to secure additional funding to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We are currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We remain subject to this one-third limitation until such time our public float exceeds $75 million. We sold 146,872 shares of our common stock under the ATM Agreement and received $8.1 million of net proceeds during the year ended December 31, 2021. We sold 3,479,016 shares of our common stock under the ATM Agreement and received $12.8 million of net proceeds during the year ended December 31, 2022.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend substantial funds to complete our planned product development efforts. We have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. We expect to incur losses for the next several years as we continue to invest in product research and development, preclinical studies, clinical trials, and regulatory compliance and cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable that was paid in 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. As of December 31, 2022, we have recorded the payable to licensor in the contractual obligations as the one remaining payments due to REGENXBIO under the Settlement Agreement.

In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain as of December 31, 2022 and, if satisfied, the timing of payment for these amounts was not reasonably estimable as of December 31, 2022. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments related to such license agreements.

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

Leases

We account for leases pursuant to ASC 842, Leases (“ASC 842”). ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. We determine if an arrangement is a lease at inception or when amended. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated right-of-use assets and lease liabilities is performed at the lease commencement date or when amended. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement or lease amendment and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for our operating leases is recognized on a straight-line basis over the lease term. We do not have any leases classified as finance leases.

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

On March 31, 2022, we announced that we were pursuing a strategic partner to take over development activities of ABO-102 and we were discontinuing development of ABO-101. As a result of this shift in priorities, we determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, we recorded an impairment charge of $1.6 million for the year ended December 31, 2022. In addition, we sublet a portion of our leased properties which indicated that a portion of the lease had a reduced future value and thus recorded impairment of $0.9 million for the year ended December 31, 2022

Licensed Technology

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

Generally, licensed technology is amortized over the life of the patent or the agreement. We test our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate or new information regarding potential sales for the drug. In connection with any impairment assessment, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our consolidated balance sheets.

During 2022, in connection with the license of our ABO-102 asset for the treatment of Sanfilippo syndrome type A (MPS IIIA) to Ultragenyx and the discontinuation of the ABO-101 program for the treatment of Sanfilippo syndrome type B (MPS IIIB), we recorded an impairment charge of $1.4 million as we determined that there was no remaining value of the licensed technology.

In 2021, we did not impair any licensed technology.

Impairment of Long-Lived Assets

Long-Lived Assets consist of property and equipment, licensed technology, and right-of-use (“ROU”) assets. We test our long-lived assets for impairment on an annual basis, or when events and circumstances indicate that the carrying value of an asset or group of assets may not be fully recoverable. If indicators are present or changes in circumstance suggest that impairment may exist. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, we measure the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Goodwill

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

We experienced a steep decline in our share price during the year ended December 31, 2021. We performed our annual goodwill impairment tested as of year-end 2021 and determined that the carrying value of our net assets exceeded fair value using our market capitalization as a proxy for fair value. In accordance with ASC 350, we recognized an impairment loss for that excess of carrying value over fair value but limited to the total amount of goodwill recorded on our consolidated balance sheets. As a result, we recorded a goodwill impairment charge of $32.5 million during the year ended December 31, 2021.

Revenue Recognition

We account for revenue under ASC 606, Revenue from Contracts with Customers, (“ASC 606”). We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

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

During the year ended December 31, 2021, Taysha achieved an event-based milestone payment and, accordingly, we recognized $3.0 million of revenue as of December 31, 2021. There was no revenue recognized under this agreement during the year ended December 31, 2022. As of December 31, 2022 and 2021, we have a contract asset for nil and $3.0 million but did not have any contract liabilities as a result of this transaction. We collected the $3.0 million of cash in January 2022 in full satisfaction of the contract asset.

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

Under this arrangement, we recognized $1.0 million of revenue during the year ended December 31, 2022, which amount related solely to fixed consideration. We did not recognize any related revenue during the year ended December 31, 2021. As of December 31, 2022 and 2021, we do not have any contract assets or contract liabilities as a result of this transaction.

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

Stock option-based compensation expense recognized for the years ended December 31, 2022 and 2021 was approximately $2.0 million and $5.3 million, respectively. Restricted stock-based compensation expense recognized for the years ended December 31, 2022 and 2021 was approximately $1.1 million and $3.7 million, respectively.

Warrants

We have issued warrants associated with capital raises from time to time. We determine the accounting and value of any issued warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The first step is to determine if the warrants are to be classified as either a liability or equity depending on the warrant terms. The second step is to then determine the value of the warrants. We measure the value of any liability classified warrants on their issuance date based on their fair value using the Black-Scholes pricing model. The models used to determine the fair value of these warrants includes assumptions for expected volatility, risk-free interest rate, dividend yield and estimated expected term. The liability classified warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss.

Change in fair value of warrant liability recognized for the years ended December 31, 2022 and 2021 was approximately $11.4 million and nil, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this Item are incorporated in this Annual Report on Form 10-K starting on page F-1 hereto. Reference is made to Item 15 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO 2013 framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is contained in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit Index

Exhibits:	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022)

3.3	Amended and Restated Bylaws of Abeona Therapeutics Inc.

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022).

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022).

4.1*	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

4.2*	2015 Equity Incentive Plan Amendment (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)

4.3	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)

10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)

10.3	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)

10.4	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)

10.5	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)

10.6*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri (incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 2021)

10.7*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley (incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 2021)

10.8*	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2022)

10.9	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)

10.10	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)

10.11+	Settlement Agreement and Mutual Release, dated November 12, 2021, between the Company and REGENXBIO Inc. (incorporated by reference to Exhibit 10.14 of our Form 10-K for the year ended December 31, 2021)

10.12	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022)

10.13	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022)

10.14+	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2022)

21	Subsidiaries of the registrant

23.1	Consent of Whitley Penn LLP

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABEONA THERAPEUTICS INC.

Date: March 29, 2023	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2023	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 29, 2023	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2023	/s/ Leila Alland
Leila Alland, Director

Date: March 29, 2023	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date: March 29, 2023	/s/ Michael Amoroso
Michael Amoroso, Director
Chairman of the Board

Date: March 29, 2023	/s/ Faith L. Charles
Faith L. Charles, Director

Date: March 29, 2023	/s/ Paul Mann
Paul Mann, Director

Date: March 29, 2023	/s/ Christine Silverstein
Christine Silverstein, Director

Date: March 29, 2023	/s/ Todd Wider
Todd Wider, Director

Date: March 29, 2023	/s/ Donald A. Wuchterl
Donald A. Wuchterl, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Abeona Therapeutics Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Plano, Texas

March 29, 2023

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$14,217	$32,938
Short-term investments	37,932	12,086
Restricted cash	338	5,891
Accounts receivable	—	3,000
Other receivables	188	—
Prepaid expenses and other current assets	424	2,377
Total current assets	53,099	56,292
Property and equipment, net	5,741	12,339
Right-of-use lease assets	5,331	9,403
Licensed technology, net	—	1,384
Other assets	43	168
Total assets	$64,214	$79,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$4,325
Accrued expenses	3,991	5,585
Current portion of lease liability	1,773	1,818
Current portion of payable to licensor	—	4,599
Other current liabilities	204	296
Total current liabilities	7,779	16,623
Payable to licensor	4,163	3,828
Long-term lease liabilities	5,854	7,560
Warrant liabilities	19,657	9,007
Other long-term liabilities	—	200
Total liabilities	37,453	37,218
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 17,719,720 and 5,888,217 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	177	1,472
Additional paid-in capital	722,049	696,563
Accumulated deficit	(695,336)	(655,640)
Accumulated other comprehensive loss	(129)	(27)
Total stockholders’ equity	26,761	42,368
Total liabilities and stockholders’ equity	$64,214	$79,586

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the years ended December 31,
	2022	2021

Revenues:
License and other revenues	$1,414	$3,000

Expenses:
Royalties	450	—
Research and development	28,965	38,726
General and administrative	17,256	21,644
Impairment of goodwill	—	32,466
Impairment of licensed technology	1,355	—
Impairment of right-of-use lease assets	2,511	—
Impairment of construction-in-progress	1,792	—
Total expenses	52,329	92,836

Loss from operations	(50,915)	(89,836)

Gain on settlement with licensor	—	6,743
PPP loan payable forgiveness income	—	1,758
Interest income	431	40
Interest expense	(736)	(3,656)
Change in fair value of warrant liabilities	11,383	—
Other income	141	15
Net loss	$(39,696)	$(84,936)
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	(3,782)	—
Net loss attributable to Common Shareholders	$(43,478)	$(84,936)

Basic and diluted loss per common share	$(5.53)	$(21.57)

Weighted average number of common shares outstanding – basic and diluted	7,861,515	3,937,676

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	(99)	9
Foreign currency translation adjustments	(3)	(26)
Comprehensive loss	$(43,580)	$(84,953)

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	—	$—	3,845,267	$961	$672,304	$(570,704)	$(10)	$102,551
Stock-based compensation expense	—	—	—	—	—	—	8,916	—	—	8,916
Issuance of common stock in connection with the exercise of stock options	—	—	—	—	25,227	6	825	—	—	831
Issuance of common stock in connection with restricted share awards, net of cancellations	—	—	—	—	82,851	21	(21)	—	—	—
Issuance of common stock and stock purchase warrants in connection with public offering, net of offering costs and warrant liability	—	—	—	—	1,788,000	447	6,525	—	—	6,972
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	—	—	—	—	146,872	37	8,014	—	—	8,051
Net loss	—	—	—	—	—	—	—	(84,936)	—	(84,936)
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2021	—	$—	—	$—	5,888,217	$1,472	$696,563	$(655,640)	$(27)	$42,368
Stock-based compensation expense	—	—	—	—	—	—	3,051	—	—	3,051
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	—	—	—	—	742,608	2	(7)	—	—	(5)
Issuance of common stock and stock purchase warrants in connection with private placement offering, net of offering costs and warrant liability	—	—	—	—	7,609,879	76	12,012	—	—	12,088
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	—	—	—	—	3,479,016	35	12,804	—	—	12,839
Issuance of Series A and Series B Convertible Redeemable Preferred Stock	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Reverse stock split adjustment	—	—	—	—	—	(1,408)	1,408	—	—	—
Net loss	—	—	—	—	—	—	—	(39,696)	—	(39,696)
Other comprehensive loss	—	—	—	—	—	—	—	—	(102)	(102)
Balance at December 31, 2022	—	$—	—	$—	17,719,720	$177	$722,049	$(695,336)	$(129)	$26,761

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(39,696)	$(84,936)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,093	3,250
Stock-based compensation expense	3,051	8,916
Non-cash gain on settlement with licensor	—	(6,743)
Non-cash PPP loan payable forgiveness income	—	(1,758)
Non-cash impairment of goodwill	—	32,466
Change in fair value of warrant liabilities	(11,383)	—
Non-cash impairment of licensed technology	1,355	—
Non-cash impairment of right-of-use lease assets	2,511	—
Non-cash impairment of construction-in-progress	1,792	—
Accretion and interest on short-term investments	(380)	122
Amortization of right-of-use lease assets	1,484	1,214
Non-cash interest	736	67
Loss on disposal of property and equipment	138	—
Gain on lease termination	(292)	—
Change in operating assets and liabilities:
Accounts receivable	3,000	(3,000)
Other receivables	(188)	—
Prepaid expenses and other current assets	1,953	331
Other assets	125	(7)
Accounts payable, accrued expenses and lease liabilities	(5,490)	825
Deferred revenue	(292)	—
Change in payable to licensor	(5,000)	(16,412)
Net cash used in operating activities	(43,483)	(65,665)

Cash flows from investing activities:
Capital expenditures	(130)	(4,151)
Proceeds from disposal of property and equipment	1,734	—
Purchases of short-term investments	(78,212)	(20,163)
Proceeds from maturities of short-term investments	52,644	90,376
Net cash (used in) provided by investing activities	(23,964)	66,062

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	12,839	8,051
Proceeds from issuance of common stock and warrants in public offering, net of issuance costs	—	15,979
Proceeds from issuance of common stock and warrants in private offering, net of issuance costs	34,121	—
Proceeds from exercise of stock options and net settlement of restricted share awards	(5)	831
Proceeds from issuance of Series A and Series B Convertible Redeemable Preferred Stock, net of issuance costs	22,468	—
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(26,250)	—
Net cash provided by financing activities	43,173	24,861

Net (decrease)increase in cash, cash equivalents and restricted cash	(24,274)	25,258
Cash, cash equivalents and restricted cash at beginning of year	38,829	13,571
Cash, cash equivalents and restricted cash at end of year	$14,555	$38,829

Supplemental cash flow information:
Cash and cash equivalents	$14,217	$32,938
Restricted cash	338	5,891
Total cash, cash equivalents and restricted cash	$14,555	$38,829

Supplemental non-cash flow information:
Additions (deletions) to right-of-use lease assets obtained from new operating lease liabilities resulting from modification of original lease arrangement	$(77)	$3,585
Deletions to operating lease liabilities obtained from new operating lease liabilities resulting from modification of original lease arrangement	(369)	—

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. The Company’s lead clinical program is EB-101, an autologous, engineered cell therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). The Company’s development portfolio also features AAV-based gene therapies designed to treat high unmet medical need ophthalmic diseases using the novel AIM™ capsid platform that the Company has exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

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

Uses and Sources of Liquidity

The consolidated financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report is issued.

As of December 31, 2022, the Company had cash, cash equivalents, restricted cash and short-term investments of $52.5 million. For the year ended December 31, 2022, the Company had cash outflows from operations of $43.5 million. The Company has not generated significant revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s product candidates will require significant additional financing.

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

The Company believes that its current cash and cash equivalents, restricted cash and short-term investments are sufficient resources to fund operations through at least the next 12 months from the date of this report on Form 10-K. The Company may need to secure additional funding to carry out all of its planned research and development activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on its future prospects.

Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the financial statements of Abeona Therapeutics Inc. and the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified depreciation and amortization costs of $3.2 million and $0.1 million to research and development and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The Company also reclassified certain rent expenses of $1.2 million from general and administrative to research and development expenses on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021, respectively. Additionally, the Company also reclassified $5.0 million of restricted cash from prepaid expenses, other current assets and restricted cash and $0.9 million of restricted cash from other assets and restricted cash to restricted cash on the consolidated balance sheets as of December 31, 2021.

Correction of Error

During 2022, the Company identified errors in the accounting for certain common stock warrants that were issued in 2021. The common stock warrants were not indexed to the Company’s own stock and therefore should have been classified as liabilities at their estimated fair value instead of additional paid-in capital. Although the errors were immaterial to prior periods, the 2021 financial statements are restated below in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, due to the significance of the out-of-period correction to the 2021 period. There was no impact to the Company’s consolidated statements of operations and comprehensive loss. The Company evaluated the materiality of these errors on both a quantitative and qualitative basis under the guidance of ASC 250, “Accounting Changes and Errors Corrections,” and determined that it did not have a material impact on previously issued financial statements.

A reconciliation of the effects of the restatement to amounts in the previously reported consolidated financial statements for the year ended December 31, 2021 are as follows (in thousands):

	As of December 31, 2021
Consolidated Balance Sheet	As Reported	Adjustment	As Revised

Total assets	$79,586	$—	$79,586
Total liabilities	28,211	9,007	37,218
Total stockholders’ equity	51,375	(9,007)	42,368
Accumulated deficit	(655,640)	—	(655,640)

	As of December 31, 2021
Consolidated Statement of Stockholders’ Equity	As Reported	Adjustment	As Revised

Additional paid-in capital, December 31, 2021	$705,570	$(9,007)	$696,563
Total stockholders’ equity, December 31, 2021	51,375	(9,007)	42,368

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Restricted Cash

Restricted cash serves as collateral for office space.

Short-term Investments

Short-term investments consist of investments in U.S. government, U.S. agency and U.S. treasury securities. The Company determines the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Investments classified as current have maturities of less than one year. The Company reviews its short-term investments for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term ranging from five to ten years. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are recognized in the accompanying consolidated statements of operations of the respective period.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company does not have any leases classified as finance leases.

The Company’s leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. The Company’s leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

Licensed Technology

The Company has entered into agreements to license the rights to certain technologies. The Company records the purchase price paid for the license, which represents fair value, on its consolidated balance sheet. Licensed technology is amortized over the life of the patent or the agreement. The Company maintain licensed technology on its consolidated balance sheet until either the licensed technology agreement underlying it is completed or the asset becomes impaired. When the Company determine that an asset has become impaired, as discussed below, or the Company abandons a project, the Company writes down the carrying value of the related intangible asset to its fair value and recognizes an impairment charge in the period in which the impairment occurs.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, licensed technology, and right-of-use assets. The Company tests its long-lived assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be fully recoverable. If indicators are present or changes in circumstance suggest that impairment may exist, the Company assesses the recoverability of the affected long-lived assets or group of assets by determining whether the carrying value of such assets or group of assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset or group of assets to its fair value.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment loss, if any, is recognized based on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability. The Company tests goodwill for impairment annually during the fourth quarter and whenever indicators of impairment exist by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. If the Company concludes that goodwill is impaired, it will record an impairment charge in its consolidated statement of operations and comprehensive loss.

Segments

The Company operates in a single segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

Revenue Recognition

The Company accounts for contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, contract personnel, personnel-related expenses to support the Company’s administrative and operating activities, facility costs and professional expenses (i.e., legal expenses) and investor relations fees.

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

The Company accounts for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the consolidated financial statements. For 2022 and 2021, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. It is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company files U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations and most states have a four-year statute of limitations; however, the taxing authorities are allowed to review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. The Company currently does not have any open income tax audits.

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

The following table sets forth the potential securities that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the year ended December 31,
	2022	2021

Stock options	240,770	317,394
Restricted stock	816,958	97,261
Warrants	9,397,879	1,788,000
Total	10,455,607	2,202,655

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Stock Based Compensation. The Company measures the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the grant date fair value for the employees and directors and vesting date fair value for consultants of the award. The Company uses the Black-Scholes option pricing model to determine the fair value of options on the grant date which includes assumptions for expected volatility, risk-free interest rate, dividend yield and estimated expected term. The Company uses the closing price of its common stock as quoted on the Nasdaq to determine the fair value of restricted stock. The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

Warrants

On November 3, 2022, the Company issued warrants to purchase 7,609,879 shares of common stock, with an exercise price of $4.75 per share, subject to customary adjustments thereunder. On December 17, 2021, the Company issued warrants to purchase 1,788,000 shares of common stock, with an exercise price of $9.75 (post-split) per share, subject to customary adjustments thereunder. The warrants issued in 2022 and 2021 were determined to be freestanding instruments as they are legally detachable and separately exercisable from each other and from the common stock issued.

The common stock warrants are accounted for as liabilities on the consolidated balance sheets at their estimated fair value because they are not indexed to the Company’s own stock. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for embedded conversion features as an equity component in certain circumstances. A convertible debt instrument will be reported as a single liability instrument with no separate accounting for an embedded conversion feature unless separate accounting is required for an embedded conversion feature as a derivative or under the substantial premium model. The ASU simplifies the diluted earnings per share calculation by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Further, the ASU requires enhanced disclosures about convertible instruments. The Company adopted ASU 2020-06 as of January 1, 2022, and there was no material impact on the consolidated financial statements upon adoption.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$38,032	—	(100)	$37,932
Total available-for-sale, short-term investments	$38,032	—	(100)	$37,932

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments
U.S. treasury securities	$12,077	9	—	$12,086
Total available-for-sale, short-term investments	$12,077	9	—	$12,086

As of December 31, 2022, the available-for-sale securities classified as short-term investments mature in one year or less. Unrealized losses on available-for-sale securities as of December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2022.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the years ended December 31, 2022 or 2021.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

		As of December 31,
	Useful lives (years)	2022	2021

Laboratory equipment	5	$7,636	$9,081
Furniture, software and office equipment	3 to 5	1,379	1,896
Leasehold improvements	Shorter of remaining lease term or useful life	8,605	8,603
Construction-in-progress		—	3,219
Subtotal		17,620	22,799
Less: accumulated depreciation		(11,879)	(10,460)
Total property and equipment, net		$5,741	$12,339

Depreciation and amortization on property and equipment was $3.1 million and $3.3 million for 2022 and 2021, respectively. During the year ended December 31, 2022, the Company incurred a loss on disposal of equipment of $0.1 million which is reflected in other income (expense) in the consolidated statements of operations and comprehensive loss.

On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result, the Company determined the construction-in-progress that was dedicated to the ABO-101 and ABO-102 programs had no future value, and thus recorded an impairment charge of $1.8 million for the year ended December 31, 2022, which was net of a cash refund from the builder of approximately $1.5 million.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, the Company acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result, the Company determined the remaining value of the licensed technology had no future value and thus recorded an impairment charge of $1.4 million for the year ended December 31, 2022.

The following table provides a summary of licensed technology (in thousands):

	As of December 31,
	2022	2021

Licensed technology	$2,156	$2,156
Less accumulated amortization	(801)	(772)
Less impairment charge	(1,355)	—
Total licensed technology, net	$—	$1,384

Amortization expense on licensed technology was approximately $29,000 and $116,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – GOODWILL

The following table provides a summary of the changes in the carrying amount of goodwill (in thousands):

	As of December 31,
	2022	2021

Goodwill at the beginning of the year	$—	$32,466
Less impairment charge	—	(32,466)
Goodwill at the end of the year	$—	$—

As there was no recorded goodwill as of December 31, 2022, the Company did not perform its annual goodwill impairment test for 2022. The Company completed its annual goodwill impairment test as of year-end 2021 and determined that the carrying value of its net assets exceeded fair value using its market capitalization as a proxy for fair value. In accordance with ASC 350, the Company recognized an impairment loss for the excess of the carrying value over the fair value but limited to the total amount of goodwill recorded on its consolidated balance sheet. As a result, the Company recorded a goodwill impairment charge of $32.5 million for the year ended December 31, 2021.

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, payables to licensor and deferred revenue approximate their carrying amounts due to the relatively short maturity of these instruments.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$12,923	$12,923	$—	$—
Short-term investments
U.S. treasury and federal agency securities	37,932	—	37,932	—
Total assets measured at fair value	$50,855	$12,923	$37,932	$—

Liabilities
Warrant liabilities	$—	—	—	$19,657
Total liabilities measured at fair value	$—	$—	$—	$19,657

Description	Fair Value at December 31, 2021	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$28,590	$28,590	$—	$—
Short-term investments
U.S. treasury and federal agency securities	12,086	—	12,086	—
Total recurring assets	40,676	28,590	12,086	—

Non-recurring Assets
Licensed technology, net	$1,384	$—	$—	$1,384

Total assets measured at fair value	$42,060	$28,590	$12,086	$1,384

Liabilities
Warrant liabilities	$—	—	—	$9,007
Total liabilities measured at fair value	$—	$—	$—	$9,007

Warrant Liabilities

The warrant liabilities are valued using significant inputs not observable in the market. Accordingly, the warrant liability is measured at fair value on a recurring basis using unobservable inputs and are classified as Level 3 inputs within the fair value hierarchy. Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. The Company’s valuation of the common stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the common stock warrants. The Company assessed these assumptions and estimates at the end of each reporting period. Assumptions used to estimate the fair value of the warrants in the Black-Scholes option-pricing model are as follows:

As of December 31,
	2022	2021

Common share price	$1.72 – $2.18	$5.04 – $6.10
Expected term (years)	3.96 – 4.84	4.96 – 5.00
Risk-free interest rate (%)	3.91% – 4.01%	1.18% – 1.26%
Volatility (%)	102.40% – 107.55%	98.26% – 98.69%

As of December 31, 2022, the Company had outstanding warrant liabilities related to the 2022 private placement that allow the holders to purchase 7,609,879 shares of common stock at a weighted average exercise price of $4.75 per share. The expiration date for these warrant liabilities is November 2027. As of December 31, 2022 and 2021, the Company had outstanding warrant liabilities related to the 2021 public offering that allow the holders to purchase 1,788,000 shares of common stock at a weighted average exercise price of $9.75 per share. The expiration date for these warrant liabilities is December 2026.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

	As of December 31,
	2022	2021

Beginning warrant liabilities	$9,007	$—
Fair value of warrants issued in connection with public offering	—	9,007
Fair value of warrants issued in connection with private offering	22,034	—
Gain recognized in earnings from change in fair value	(11,384)	—
Ending warrant liabilities	$19,657	$9,007

NOTE 7 – LOAN PAYABLE

On May 2, 2020, the Company received loan proceeds in the amount of approximately $1.8 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for loan forgiveness. The loan forgiveness for all or a portion of PPP loans was determined, subject to limitations, based on the use of loan proceeds over the 24 weeks after the loan proceeds are disbursed. In July 2021, the Company received notice from the SBA that its PPP loan was forgiven. The extinguishment of the PPP loan payable was recorded as PPP loan payable forgiveness income in the statement of operations and comprehensive loss and as non-cash PPP loan payable forgiveness income in the statements of cash flows during the year ended December 31, 2021.

NOTE 8 – SETTLEMENT LIABILITY

On November 4, 2018, the Company entered into a license agreement with REGENXBIO Inc. (“REGENXBIO”) to obtain rights to an exclusive worldwide license (subject to certain non-exclusive rights previously granted for MPS IIIA), with rights to sublicense, to REGENXBIO’s NAV AAV9 vector for gene therapies for treating MPS IIIA, MPS IIIB, CLN1 Disease and CLN3 Disease. Consideration for the rights granted under the original agreement included fees totaling $180 million and a running royalty on net sales, including: (i) an initial fee of $20 million, $10 million of which was due to REGENXBIO shortly after the effective date of the agreement, and $10 million of which was to be due on the first anniversary of the effective date of the agreement in November 2019, (ii) annual fees totaling up to $100 million, payable in $20 million annual installments beginning on the second anniversary of the effective date (the first of which was to remain payable if the agreement were terminated before the second anniversary in November 2020), (iii) sales milestone payments totaling $60 million, and (iv) royalties payable in the low double digits to low teens on net sales of products covered under the agreement. The license was being amortized over the life of the patent of eight years. On November 1, 2019, the Company entered into an amendment of the original license agreement. The amended agreement replaced the $10 million payment due on November 4, 2019 with a $3 million payment due on November 4, 2019 and an additional $8 million payment (which included $1 million of interest) that would have been due no later than April 1, 2020. That $8 million payment that had been scheduled to be paid by April 1, 2020 and the $20 million payment that had been due to be paid on November 4, 2020 were both recorded as payable to licensor on the consolidated balance sheet. The Company disputed that it was responsible for the $8 million and $20 million payments, and those payments were the subject of an arbitration between the Company and REGENXBIO.

Prior to the April 1, 2020 deadline, the Company engaged REGENXBIO in discussions in an attempt to renegotiate the financial terms of the agreement, but the Company was unable to reach an agreement, and did not make the $8 million payment due by April 1, 2020. On April 17, 2020, REGENXBIO sent the Company a written demand for the $8 million fee, payable within a 15-day cure period after receipt of the demand letter. The license terminated on May 2, 2020, when the 15-day period expired.

On November 12, 2021, the Company entered into a settlement agreement (“Settlement Agreement”) with REGENXBIO to resolve all existing disputes between the parties. In accordance with the Settlement Agreement, the Company agreed to pay REGENXBIO a total of $30.0 million, payable as follows: (1) $20.0 million paid in November 2021 after execution of the Settlement Agreement, (2) $5.0 million on the first anniversary of the effective date of the Settlement Agreement, and (3) $5.0 million upon the earlier of (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. Under the Settlement Agreement’s terms, the prior license agreement between the parties is not reinstituted, and any future license agreement would need to be negotiated separately and require consideration in addition to the consideration set forth in the Settlement Agreement. The accounting for the Settlement Agreement resulted in a $6.7 million gain on settlement with licensor in the statements of operations and comprehensive loss during the year ended December 31, 2021 and a $6.7 million non-cash gain on settlement with licensor in the statements of cash flows during the year ended December 31, 2021.

As of December 31, 2022 and 2021, the Company recorded the payables due to REGENXBIO in the consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an interest rate of 9.6%. The current portion of the payable due in November 2022 was nil and $4.6 million as of December 31, 2022 and 2021, respectively and the long-term portion due in November 2024 was $4.2 million and $3.8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2021, the Company recorded $5.0 million of restricted cash in the consolidated balance sheet that served as collateral for the payment made to REGENXBIO in November 2022.

NOTE 9 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	As of December 31,
	2022	2021

Accrued employee compensation	$2,593	$1,794
Accrued contracted services and other	1,398	3,091
Accrued sublicense fee owed to licensor	—	700
Total accrued expenses	$3,991	$5,585

NOTE 10 – LEASES

The Company leases space under operating leases for manufacturing and laboratory facilities in Cleveland, Ohio, as well as administrative offices in New York, New York. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and, therefore, the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

During 2022, the Company announced a strategic partner to take over development activities of ABO-102 and that the Company was discontinuing development of ABO-101. As a result, the Company determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, the Company recorded an impairment charge of $1.6 million for the year ended December 31, 2022.

In November 2022, the Company entered into a sublease agreement with an unrelated third party to occupy approximately 5,700 square feet of the Company’s administrative offices in New York, New York. Because the future sublease income under the executed sublease agreement is less than the amount the Company pays its landlord, the Company recorded an impairment charge of $0.9 million for the year ended December 31, 2022. The Company expects to receive approximately $1.1 million in future sublease income through September 2025.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the year ended December 31,
	2022	2021

Operating lease cost	$1,865	$1,761
Variable lease cost	434	445
Short-term lease cost	79	183
Total operating lease costs	$2,378	$2,389

Future minimum lease payments and obligations, which do not include short-term leases, of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2023	$1,773
2024	1,815
2025	1,572
2026	811
2027	828
Thereafter	2,587
Total undiscounted operating lease payments	9,386
Less: imputed interest	1,759
Present value of operating lease liabilities	$7,627

The weighted-average remaining term of the Company’s operating leases was 76 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.2% as of December 31, 2022.

Future cash receipts from the Company’s sublease agreements as of December 31, 2022 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2023	$357
2024	429
2025	343
Total future cash receipts	$1,129

NOTE 11 – EQUITY

Series A and B Convertible Redeemable Preferred Stock

On May 2, 2022, the Company consummated an offering with certain institutional investors for the private placement of 1,000,006 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and 250,005 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). The shares, which have since been redeemed in accordance with their terms described below and are thus no longer outstanding as of December 31, 2022, had an aggregated stated value of $25.0 million. Each share of the Preferred Stock had a purchase price of $19.00, representing an original issue discount of 5% of the stated value. In connection with this offering, the Company had net proceeds of $22.5 million and recognized a deemed dividend of $3.8 million. In connection with this transaction, the Company placed $26.3 million into an escrow account for any future redemption which consisted of the gross proceeds of $25.0 million and the redemption value of $1.3 million.

The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of Common Stock at a conversion price of $11.25 per share. The holders of the Series A Preferred Stock and Series B Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares commencing after the earlier of the receipt of stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split and 60 days after the closing of the issuances of the Series A Preferred Stock and Series B Preferred Stock and until 90 days after such closing. The Company had the option to redeem the Series A Preferred Stock for cash at 105% of the stated value commencing after the 90th day following the closing of the issuance of the Series A Preferred Stock, subject to the holders’ rights to convert the shares prior to such redemption. As a result, the Preferred Stock was recorded separately from stockholders’ equity because it was redeemable upon the occurrence of redemption events that were considered not solely withing the Company’s control. As such, during the year ended December 31, 2022, the Company recognized approximately $3.8 million in deemed dividends related to the Preferred Stock in the consolidated statements of operations and comprehensive loss and the consolidated statements of changes in stockholders’ equity.

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

Public Offerings

On December 21, 2021, the Company closed an underwritten public offering of 1,788,000 post-split shares of common stock at a public offering price of $9.75 post-split per share and stock purchase warrants to purchase 1,788,000 post-split shares of common stock at an exercise price of $9.75 post-split. The net proceeds to the Company were approximately $16.0 million, after deducting $1.5 million of underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7.0 million recorded in common stock and additional paid-in capital. In the event of certain fundamental transactions involving the Company, the holders of the stock purchase warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs that are not considered indexed to the Company’s stock in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Therefore, the Company accounted for the stock purchase warrants as liabilities and were recorded at the closing date fair value of $9.0 million which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to common stock issued and recorded as a component of equity.

As of December 31, 2022, there were 1,788,000 post-split stock purchase warrants issued in connection with the public offering outstanding. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the year ended December 31, 2022.

Open Market Sale Agreement

On August 17, 2018, the Company entered into an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, the Company may sell from time to time, through Jefferies LLC, shares of its common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. The Company is currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. The Company remains subject to this one-third limitation until such time as its public float exceeds $75 million. The Company sold 3,479,016 and 146,872 post-split shares during the years ended December 31, 2022 and 2021, respectively, of its common stock under the ATM Agreement and received $12.8 million and $8.1 million of net proceeds during the years ended December 31, 2022 and 2021, respectively.

Private Placement Offerings

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock, and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equaled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of commons stock. Total shares sold and converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively. In the event of certain fundamental transactions involving the Company, the holders of the stock purchase warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the stock purchase warrants as liabilities and were recorded at the closing date fair value of $22.0 million which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to common stock issued and recorded as a component of equity.

As of December 31, 2022, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock.

NOTE 12 – LICENSE/SUPPLIER AGREEMENTS

Sublicense and Inventory Purchase Agreements Relating to CLN1 Disease

In August 2020, the Company entered into sublicense and inventory purchase agreements with Taysha Gene Therapies (“Taysha”) relating to a potential gene therapy for CLN1 disease. Under the sublicense agreement, Taysha received worldwide exclusive rights to intellectual property and know-how relating to the research, development, and manufacture of the potential gene therapy, which the Company had referred to as ABO-202. Under the inventory purchase agreement, the Company sold to Taysha certain inventory and other items related to ABO-202. The Company assessed these contracts at contract inception and determined that, under ASC 606, the two contracts would be combined and accounted for as a single contract, with a single performance obligation. The Company assessed the nature of the promised license to determine whether the license has significant stand-alone functionality and evaluated whether such functionality can be retained without ongoing activities by the Company and determined that the license has significant stand-alone functionality. Furthermore, the Company has no ongoing activities associated with the license to support or maintain the license’s utility. Based on this, the Company determined that the pattern of transfer of control of the license to Taysha was at a point in time.

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized nil and $3.0 million in revenue during the year ended December 31, 2022 and 2021, respectively based on event-based-milestone payments. The Company has no contract assets as of December 31, 2022 and $3.0 million as of December 31, 2021. Contract assets are included in accounts receivable on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company does not have any contract liabilities as a result of this transaction.

Sublicense Agreement Relating to Rett Syndrome:

In October 2020, the Company entered into a sublicense agreement with Taysha for a gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression. The agreement grants Taysha worldwide exclusive rights to intellectual property developed by scientists at the University of North Carolina at Chapel Hill, the University of Edinburgh and the Company, and the Company’s know-how relating to the research, development, and manufacture of the gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression.

The Company assessed the nature of the promised license to determine whether the license has significant stand-alone functionality and evaluated whether such functionality can be retained without ongoing activities by the Company and determined that the license has significant stand-alone functionality. Furthermore, the Company has no ongoing activities associated with the license to support or maintain the license’s utility. Based on this, the Company determined that the pattern of transfer of control of the license to Taysha was at a point in time.

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company has fully constrained the $26.5 million of event-based milestone payments until such time that it is probable that significant revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized $1.0 million and nil in revenue during the year ended December 31, 2022 and 2021, respectively based on event-based-milestone payments. As of December 31, 2022 and 2021, the Company does not have any contract assets or contract liabilities as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy ABO-102 for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of December 31, 2022 and 2021, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 13 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans: (1) Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”), which was approved by stockholders on May 7, 2015, and last amended on August 31, 2022 and (2) Abeona Therapeutics Inc. 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made.

Under the Company’s 2015 Equity Incentive Plan, as amended, up to 1,440,000 shares of its authorized but unissued common stock are reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. As of December 31, 2022, the Company had 109,544 shares available for future issuance under the 2015 Equity Incentive Plan. The maximum contractual term of awards is 10 years.

Under the 2005 Equity Incentive Plan, as amended, shares of the Company’s authorized but unissued common stock were reserved for issuance to employees, consultants, or to non-employee members of the Board or to any member of the board of directors (or similar governing authority) of any affiliate of the Company. As of January 20, 2015, no additional shares were available for grant under the 2005 Equity Incentive Plan.

The following table summarizes stock-based compensation (in thousands):

	For the year ended December 31,
	2022	2021

Research and development	$925	$3,299
General and administrative	2,126	5,617
Total stock-based compensation expense	$3,051	$8,916

Stock Options

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

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-valuation model utilizing the following assumptions:

	For the year ended December 31,
	2022	2021

Expected volatility	95.1% - 96.0%	91.6% - 99.8%
Expected term	6.07 - 6.08 years	5.25 - 6.08 years
Risk-free interest rate	1.7% - 3.3%	0.8% - 1.4%
Expected dividend yield	0%	0%

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option information for the 2015 Equity Incentive Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2020	222,430	$55.25	6.86	$—
Granted	195,092	$43.75	—	$—
Cancelled/forfeited	(78,101)	$101.75	—	$—
Exercised	(25,227)	$33.00	—	$—
Outstanding at December 31, 2021	314,194	$38.48	7.63	$—
Granted	7,760	$5.30	—	$—
Cancelled/forfeited	(84,384)	$39.25	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	237,570	$37.11	6.50	$—
Exercisable	153,695	$36.34	5.49	$—
Unvested	83,875	$38.53	8.33	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2022, the total compensation cost related to non-vested option awards not yet recognized was approximately $2.8 million with a weighted average remaining vesting period of 2.1 years.

Further information regarding options outstanding under the 2015 Equity Incentive Plan as of December 31, 2022 is summarized below:

			Weighted-Average			Weighted-Average
Range of Exercise Prices		Number of Options Outstanding	Remaining Life In Years	Exercise Price	Number of Options Exercisable	Remaining Life in Years	Exercise Price

$4.00	$22.75	25,040	8.9	$17.25	6,794	8.8	$21.25
25.50	47.00	157,535	5.6	33.17	122,143	4.8	32.80
54.50	58.50	54,795	8.0	57.04	24,558	7.8	57.07
164.75	183.50	200	6.1	164.75	200	6.1	164.75
		237,570			153,695

The following table summarizes stock option information for the 2005 Incentive Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2020	4,992	$213.75	2.87	$—
Cancelled/forfeited	(1,792)	$538.25	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2021	3,200	$32.00	1.80	$—
Cancelled/forfeited	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	3,200	$32.00	0.79	$—
Exercisable	3,200	$32.00	0.79	$—
Unvested	—	$—	—	$—

Further information regarding options outstanding under the 2005 Equity Incentive Plan as of December 31, 2022 is summarized below:

			Weighted-Average			Weighted-Average
Range of Exercise Prices		Number of Options Outstanding	Remaining Life In Years	Exercise Price	Number of Options Exercisable	Remaining Life in Years	Exercise Price

$32.00	$32.00	3,200	0.8	$32.00	3,200	0.8	$32.00
		3,200			3,200

Restricted Stock:

The following table summarizes restricted stock award activity:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2020	118,100	$44.50
Granted	115,627	$43.00
Cancelled/forfeited	(32,776)	$50.50
Vested	(103,691)	$38.75
Outstanding at December 31, 2021	97,260	$46.50
Granted	779,722	$3.12
Cancelled/forfeited	(32,498)	$38.80
Vested	(27,526)	$48.63
Outstanding at December 31, 2022	816,958	$5.35

As of December 31, 2022, there was approximately $3.7 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.9 years. The total fair value of restricted stock awards that vested was $1.3 million and $3.6 million during the years ended December 31, 2022 and 2021, respectively.

NOTE 14 – 401(k) PLAN

The Company has a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($20,500 in 2022 and $19,500 in 2021 for employees who are under age 50 and $27,000 in 2022 and $26,000 in 2021 for employees who are age 50 and older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, the Company invests the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 15 – INCOME TAXES

Income tax expense differs from the statutory amounts for each of the following years (in thousands):

	For the year ended December 31,
	2022	2021

Income taxes at U.S. statutory rate	$(8,336)	$(17,836)
Current year reserve	9,539	12,539
Expenses not deductible	(1,203)	5,297
Total tax expense	$—	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows (in thousands):

	For the year ended December 31,
	2022	2021

Deferred tax assets (liabilities):
Net operating loss carryforwards	$75,544	$71,001
General business credit carryforwards	4,497	4,741
State credits	2,780	2,780
Property, equipment and goodwill	380	200
Stock options	10,797	10,537
Deferred revenue	—	62
Intangible assets	612	367
Accruals	211	16
Accruals	5,480	—
Gross deferred tax assets	100,301	89,704
Valuation allowance	(100,301)	(89,704)
Net deferred taxes	$—	$—

As of December 31, 2022, the Company had approximately $359.0 million of net operating loss carryforwards and approximately $4.5 million of general business credit carryforwards. These carryforwards expire as follows (in thousands):

	Net operating loss carryforwards	General business credit carryforwards

2023	$5,434	$362
2024	8,711	287
2025	2,370	182
2026	7,160	72
2027	9,977	93
Thereafter	80,439	3,501
	$114,091	$4,497

Losses incurred post 2017 do not expire and can only be used to offset 80% of taxable income in any tax year. As of December 31, 2022, the Company had approximately $245.0 million of net operating loss carryforwards that do not expire and can be carried forward indefinitely. Such net operating loss carryforwards can only be used to offset 80% of taxable income in any given tax year. In addition, the Company’s net operating loss carryforwards may be subject to limitation due to ownership changes.

The Company acquired MacroChem Corporation on March 25, 2009 and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both of these corporations were loss-making entities at the time of acquisition. As a result, the net operating losses related to those acquisitions may be subject to annual limitations.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2022 and 2021, there was no litigation against the Company.

