Form 10-K/A
period 2022-12-31
ABEONA THERAPEUTICS INC.
filed 2023-04-10
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

6555 Carnegie Ave, 4th Floor, Cleveland, OH 44103

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

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be held May 17, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Auditor Name	Auditor Location	Auditor Firm ID
WHITLEY PENN LLP	Plano, Texas	726

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Report”) of Abeona Therapeutics Inc. (the “Company”), which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. This Amendment is being filed solely to amend the signature page to remove the conformed signature of one of the Company’s directors, which was inadvertently included in the Original Report. In addition, the Company has updated the address of its principal executive offices, which has been changed since the filing of the Original Report.

Except as described above, this Amendment does not update or modify any other information presented in the Original Report and does not reflect events occurring after the Original Report’s filing date of March 29, 2023.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit Index

Exhibits:	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022)

3.3	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.3 of our Form 10-K for the year ended December 31, 2022).

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022).

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022).

4.1*	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

4.2*	2015 Equity Incentive Plan Amendment (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)

4.3	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)

10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)

3

10.3	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)

10.4	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)

10.5	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)

10.6*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri (incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 2021)

10.7*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley (incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 2021)

10.8*	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2022)

10.9	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)

10.10	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)

10.11+	Settlement Agreement and Mutual Release, dated November 12, 2021, between the Company and REGENXBIO Inc. (incorporated by reference to Exhibit 10.14 of our Form 10-K for the year ended December 31, 2021)

10.12	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022)

10.13	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022)

10.14+	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2022)

21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 of our Form 10-K for the year ended December 31, 2022).

23.1	Consent of Whitley Penn LLP (incorporated by reference to Exhibit 23.1 of our Form 10-K for the year ended December 31, 2022).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: April 10, 2023	By:	/s/ Vishwas Seshadri
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

5