Form 10-Q
period 2023-03-31
ABEONA THERAPEUTICS INC.
filed 2023-05-11
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

6555 Carnegie Avenue, 4thFloor

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2023 was 18,778,182 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended March 31, 2023

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

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to successfully submit a Biologics License Application for EB-101 and the outcome thereof; our ability to find a potential commercialization partner for EB-101; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,680	$14,217
Short-term investments	35,684	37,932
Restricted cash	338	338
Other receivables	519	188
Prepaid expenses and other current assets	1,623	424
Total current assets	42,844	53,099
Property and equipment, net	5,298	5,741
Right-of-use lease assets	5,104	5,331
Other assets	99	43
Total assets	$53,345	$64,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,857	$1,811
Accrued expenses	2,569	3,991
Current portion of lease liability	1,789	1,773
Other current liabilities	205	204
Total current liabilities	7,420	7,779
Payable to licensor	4,263	4,163
Long-term lease liabilities	5,530	5,854
Warrant liabilities	17,392	19,657
Total liabilities	34,605	37,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 17,929,344 and 17,719,720 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	179	177
Additional paid-in capital	723,069	722,049
Accumulated deficit	(704,443)	(695,336)
Accumulated other comprehensive loss	(65)	(129)
Total stockholders’ equity	18,740	26,761
Total liabilities and stockholders’ equity	$53,345	$64,214

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenues:
License and other revenues	$—	$346

Expenses:
Research and development	8,041	10,545
General and administrative	3,997	4,224
Impairment of licensed technology	—	1,355
Impairment of right-of-use lease assets	—	1,561
Impairment of construction-in-progress	—	3,252
Total expenses	12,038	20,937

Loss from operations	(12,038)	(20,591)

Interest income	364	7
Interest expense	(101)	(201)
Change in fair value of warrant liabilities	2,265	(1,253)
Other income (loss)	403	(6)
Net loss	$(9,107)	$(22,044)

Basic and diluted loss per common share	$(0.54)	$(3.80)

Weighted average number of common shares outstanding – basic and diluted	16,904,024	5,795,107

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	64	(3)
Comprehensive loss	$(9,043)	$(22,047)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	17,719,720	$177	$722,049	$(695,336)	$(129)	$26,761
Stock-based compensation expense	—	—	770	—	—	770
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	111,064	1	(5)	—	—	(4)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	98,560	1	255	—	—	256
Net loss	—	—	—	(9,107)	—	(9,107)
Other comprehensive income	—	—	—	—	64	64
Balance at March 31, 2023	17,929,344	$179	$723,069	$(704,443)	$(65)	$18,740

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	5,888,217	$1,472	$696,563	$(655,640)	$(27)	$42,368
Stock-based compensation expense	—	—	862	—	—	862
Issuance of common stock in connection with restricted share awards, net of cancellations	(5,021)	(1)	1	—	—	—
Net loss	—	—	—	(22,044)	—	(22,044)
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance at March 31, 2022	5,883,196	$1,471	$697,426	$(677,684)	$(30)	$21,183

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(9,107)	$(22,044)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	661	811
Stock-based compensation expense	770	862
Change in fair value of warrant liabilities	(2,265)	1,253
Non-cash impairment of licensed technology	—	1,355
Non-cash impairment of right-of-use lease assets	—	1,561
Non-cash impairment of construction-in-progress	—	3,252
Accretion and interest on short-term investments	(117)	(84)
Amortization of right-of-use lease assets	227	302
Non-cash interest	100	200
Change in operating assets and liabilities:
Accounts receivable	—	3,000
Other receivables	(75)	—
Prepaid expenses and other current assets	(1,199)	379
Other assets	(56)	148
Accounts payable, accrued expenses and lease liabilities	(684)	(4,386)
Other current liabilities	1	—
Change in payable to licensor	—	(296)
Net cash used in operating activities	(11,744)	(13,687)

Cash flows from investing activities:
Capital expenditures	(218)	(103)
Purchases of short-term investments	(7,964)	(7,487)
Proceeds from maturities of short-term investments	10,393	8,665
Net cash provided by investing activities	2,211	1,075

Cash flows from financing activities:
Payments made for net settlement of restricted share awards	(4)	—
Net cash used in financing activities	(4)	—

Net decrease in cash, cash equivalents and restricted cash	(9,537)	(12,612)
Cash, cash equivalents and restricted cash at beginning of period	14,555	38,829
Cash, cash equivalents and restricted cash at end of period	$5,018	$26,217

Supplemental cash flow information:
Cash and cash equivalents	$4,680	$20,326
Restricted cash	338	5,891
Total cash, cash equivalents and restricted cash	$5,018	$26,217

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. The Company’s lead clinical program is EB-101, an autologous, engineered cell therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat highly unmet, medically needed ophthalmic diseases using the novel AIM™ capsid platform that the Company has exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2022 condensed consolidated balance sheet was derived from the audited statements, but does not include all disclosures required by U.S. GAAP.

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on April 10, 2023.

Reverse Stock Split

As described in Note 1 to the consolidated financials statements included in the Company’s 2022 Annual Report on Form 10-K/A, on June 30, 2022, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), to effectuate a reverse stock split of the Company’s outstanding common stock, par value $0.01 per share (“Common Stock”), at an exchange ratio of 25-to-1 (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 1, 2022. The number of authorized shares of Common Stock immediately after the Reverse Stock Split (“New Common Stock”) remained at 200,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Uses and Sources of Liquidity

The unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report is issued.

As of March 31, 2023, the Company had cash, cash equivalents, restricted cash and short-term investments of $40.7 million. For the three months ended March 31, 2023, the Company had cash outflows from operations of $11.7 million. The Company has not generated significant revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s product candidates will require significant additional financing.

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

The Company believes that its current cash and cash equivalents, restricted cash and short-term investments are sufficient resources to fund operations through at least the next 12 months from the date of this quarterly report on Form 10-Q. The Company may need to secure additional funding to carry out all of its planned research and development and commercialization activities. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on its future prospects.

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

Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 that are of significance, or potential significance, to the Company.

Correction of Error

During the fourth quarter of 2022, the Company identified errors in the accounting for certain common stock warrants that were issued in 2021. The common stock warrants were not indexed to the Company’s own stock and therefore should have been classified as liabilities at their estimated fair value instead of additional paid-in capital. Although the errors were immaterial to prior periods, the 2021 financial statements were restated in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, due to the significance of the out-of-period correction to the 2021 period. There was no impact to the Company’s consolidated statements of operations and comprehensive loss for 2021. The correction of the error resulted in the Company adjusting its quarterly information presented for the three months ended March 31, 2022. There was no error correction related to the fiscal year end December 31, 2022 consolidated financial statements as included in the Company’s 2022 Annual Report on Form 10-K/A.

The following tables present the effects of the correction of the prior period error to the condensed consolidated statement of operations and comprehensive loss (in thousands, except for per share data):

	For the three months ended March 31, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Reported	Adjustment	As Revised

Change in fair value of warrant liabilities	$—	$(1,253)	$(1,253)
Net Loss	$(20,791)	$(1,253)	$(22,044)
Basic and diluted loss per common share	$(3.59)	$(0.21)	$(3.80)
Comprehensive loss	$(20,794)	$(1,253)	$(22,047)

The following tables present the effects of the correction of the prior period error to the condensed consolidated cash flow statement (in thousands):

	For the three months ended March 31, 2022
Condensed Consolidated Cash Flow Statement	As Reported	Adjustment	As Revised

Net Loss	$(20,791)	$(1,253)	$(22,044)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of warrant liabilities	$—	$(1,253)	$(1,253)
Net cash provided by operating activities	$(13,687)	$—	$(13,687)

The following tables present the effects of the correction of the prior period error to the condensed consolidated statement of stockholders’ equity (in thousands):

	As of March 31, 2022
Condensed Consolidated Statement of Stockholders’ Equity	As Reported	Adjustment	As Revised

Additional paid-in capital, December 31, 2021	$705,570	$(9,007)	$696,563
Total stockholders’ equity, December 31, 2021	$51,375	$(9,007)	$42,368
Net Loss	$(20,791)	$(1,253)	$(22,044)
Additional paid-in capital, March 31, 2022	$706,433	$(9,007)	$697,426
Total stockholders’ equity, March 31, 2022	$31,443	$(10,260)	$21,183

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

The following table sets forth the potential securities that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended March 31,
	2023	2022

Stock options	234,697	284,072
Restricted stock	929,946	77,945
Warrants	9,397,879	1,788,000
Total	10,562,522	2,150,017

New Accounting Pronouncements

No new accounting pronouncement issued or effective had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$35,720	—	(36)	$35,684
Total available-for-sale, short-term investments	$35,720	—	(36)	$35,684

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$38,032	—	(100)	$37,932
Total available-for-sale, short-term investments	$38,032	—	(100)	$37,932

As of March 31, 2023, the available-for-sale securities classified as short-term investments mature in one year or less. Unrealized losses on available-for-sale securities as of March 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2023.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three months ended March 31, 2023 or 2022.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	March 31, 2023	December 31, 2022

Laboratory equipment	5	$7,849	$7,636
Furniture, software and office equipment	3 to 5	1,384	1,379
Leasehold improvements	Shorter of remaining lease term or useful life	8,605	8,605
Subtotal		17,838	17,620
Less: accumulated depreciation		(12,540)	(11,879)
Total property and equipment, net		$5,298	$5,741

Depreciation expense was $0.7 and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result, the Company determined the construction-in-progress that was dedicated to the ABO-101 and ABO-102 programs had no future value, and thus recorded an impairment charge of $3.3 million for the three months ended March 31, 2022.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the remaining value of the licensed technology had no future value and thus, recorded an impairment charge of $1.4 million for the three months ended March 31, 2022. There is no remaining net value of licensed technology as of March 31, 2023 and December 31, 2022.

Amortization expense on licensed technology was nil and $29,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, and payables to licensor approximate their carrying amounts due to the relatively short maturity of these instruments.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

Description	Fair Value at March 31, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$4,133	$4,133	$—	$—
Short-term investments
U.S. treasury and federal agency securities	35,684	—	35,684	—
Total assets measured at fair value	$39,817	$4,133	$35,684	$—

Liabilities
Warrant liabilities	$17,392	—	—	$17,392
Total liabilities measured at fair value	$17,392	$—	$—	$17,392

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$12,923	$12,923	$—	$—
Short-term investments
U.S. treasury and federal agency securities	37,932	—	37,932	—
Total assets measured at fair value	$50,855	$12,923	$37,932	$—

Liabilities
Warrant liabilities	$19,657	—	—	$19,657
Total liabilities measured at fair value	$19,657	$—	$—	$19,657

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

	As of March 31,
	2023	2022

Common share price	$2.82	$8.00
Expected term (years)	3.72 – 4.59	4.72
Risk-free interest rate (%)	3.56% – 3.65%	2.40%
Volatility (%)	103.82% – 110.51%	101.36%

As of March 31, 2023, the Company had outstanding warrant liabilities related to the 2022 private placement that allow the holders to purchase 7,609,879 shares of common stock at a weighted average exercise price of $4.75 per share. The expiration date for these warrant liabilities is November 2027. As of March 31, 2023 and December 31, 2022, the Company had outstanding warrant liabilities related to the 2021 public offering that allow the holders to purchase 1,788,000 shares of common stock at a weighted average exercise price of $9.75 per share. The expiration date for these warrant liabilities is December 2026.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2022	$19,657
Gain recognized in earnings from change in fair value	(2,265)
Warrant liabilities as of March 31, 2023	$17,392

NOTE 6 – SETTLEMENT LIABILITY

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

As of March 31, 2023, the Company recorded the payable due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an interest rate of 9.6%. The long-term portion due in November 2024 was $4.3 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 7 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	March 31, 2023	December 31, 2022

Accrued employee compensation	$838	$2,593
Accrued contracted services and other	1,731	1,398
Total accrued expenses	$2,569	$3,991

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

On March 31, 2022, the Company announced that they were pursuing a strategic partner to take over development activities of ABO-102 and that the Company was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, the Company recorded an impairment charge of $1.6 million for the three months ended March 31, 2022.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended March 31,
	2023	2022

Operating lease cost	$415	$472
Variable lease cost	39	96
Short-term lease cost	18	21
Total operating lease costs	$472	$589

Future minimum lease payments and obligations, which do not include short-term leases, of the Company’s operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2023, remainder	$1,338
2024	1,815
2025	1,572
2026	811
2027	828
Thereafter	2,586
Total undiscounted operating lease payments	8,950
Less: imputed interest	1,631
Present value of operating lease liabilities	$7,319

The weighted-average remaining term of the Company’s operating leases was 73 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.2% as of March 31, 2023.

Future cash receipts from the Company’s sublease agreements as of March 31, 2023 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2023, remainder	$313
2024	429
2025	343
Total future cash receipts	$1,085

NOTE 9 – EQUITY

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

As of March 31, 2023, there were 1,788,000 post-split stock purchase warrants outstanding. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three months ended March 31, 2023.

Open Market Sale Agreement

On August 17, 2018 the Company entered into an open market sale agreement (as amended, the “ATM Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, the Company may sell from time to time, through Jefferies, shares of its common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. The Company is currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. The Company remains subject to this one-third limitation until such time as its public float exceeds $75 million. The Company sold 98,560 shares of its common stock under the ATM Agreement and recorded a receivable of $0.3 million for the net proceeds during the three months ended March 31, 2023.

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

As of March 31, 2023, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock.

NOTE 10 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”), which was approved by stockholders on May 7, 2015 and last amended on May 20, 2020. As of March 31, 2023, there were 136,303 shares available to be granted under the 2015 Incentive Plan. On March 22, 2023, the Company’s board of directors approved 131,750 restricted stock awards to be granted to six new hires as inducement grants (“Inducement Grants”).

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022

Research and development	$584	$372
General and administrative	186	490
Total stock-based compensation expense	$770	$862

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

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-valuation model utilizing the following assumptions:

	For the three months ended March 31,
	2023*	2022

Expected volatility	n/a	95.13% - 95.26%
Expected term	n/a	6.07 – 6.08 years
Risk-free interest rate	n/a	1.69% - 1.76%
Expected dividend yield	n/a	0%

*	the Company did not grant any stock options in the three months ended March 31, 2023.

The following table summarizes stock option activity for the 2015 Incentive Plan and the 2005 Incentive Plan during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2022	240,770	$37.04	6.42	$—
Granted	—	$—	—	$—
Cancelled/forfeited	(6,073)	$38.65	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2023	234,697	$37.00	6.21	$—
Exercisable	162,633	$36.33	5.36	$—
Unvested	72,064	$38.52	8.12	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2023, the total compensation cost related to non-vested option awards not yet recognized was approximately $2.4 million with a weighted average remaining vesting period of 1.9 years.

Restricted Stock

The following table summarizes restricted stock award activity for the 2015 Incentive Plan and Inducement Grants during the three months ended March 31, 2023:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2022	816,958	$5.35
Granted	136,850	$2.44
Cancelled/forfeited	(23,862)	$4.89
Vested	(9,651)	$47.36
Outstanding at March 31, 2023	920,295	$4.49

As of March 31, 2023, there was approximately $3.6 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.8 years. The total fair value of restricted stock awards that vested during the three months ended March 31, 2023 was $0.5 million.

NOTE 11 – LICENSE/SUPPLIER AGREEMENT

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

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. Such amounts due to the Company from Ultragenyx under the License Agreement of $13,000 and nil are recorded as a component of other receivables in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned BLA filing to the FDA. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility. As part of our commercial planning, we continue to engage with stakeholders across the healthcare system, including public and private payors, and healthcare providers to better understand market access and potential pricing for EB-101.

Preclinical Pipeline

Our preclinical programs are investigating the use of novel AAV capsids in AAV-based therapies for serious genetic eye diseases, including ABO-504 for Stargardt disease, ABO-503 for X-linked retinoschisis (“XLRS”) and ABO-505 for autosomal dominant optic atrophy (“ADOA”). In 2022, we evaluated the ability of our gene constructs and capsids to deliver and express the recombinant protein in target eye tissues and rescue mutant phenotypes in mouse disease models. We have scheduled pre-Investigational New Drug (“IND”) application meetings with the FDA in the second quarter of 2023 to gain alignment on IND enabling studies. We will present new preclinical data from these three programs at the 26th Annual Meeting of the American Society of Gene & Cell Therapy (“ASGCT”) taking place from May 16-20, 2023 in Los Angeles, CA.

Recent Developments

On May 11, 2023 we announced an oral presentation at the inaugural International Societies for Investigative Dermatology (“ISID”) Meeting in Tokyo, Japan. The presentation included additional data from our pivotal Phase 3 VIITAL™ study which further demonstrates the potential for EB-101. The additional analyses reported showed EB-101 treatment significantly improved both wound healing and pain reduction at 6, 12, and 24 weeks compared with untreated control wounds, and showed significantly greater improvement in patient-reported outcomes related to itch and blistering.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

	For the three months ended		Change
($ in thousands)	March 31, 2023	March 31, 2022	$	%

Revenues:
License and other revenues	$—	$346	$(346)	N/A

Expenses:
Research and development	8,041	10,545	(2,504)	(24)%
General and administrative	3,997	4,224	(227)	(5)%
Impairment of licensed technology	—	1,355	(1,355)	N/A
Impairment of right-of-use lease assets	—	1,561	(1,561)	N/A
Impairment of construction-in-progress	—	3,252	(3,252)	N/A
Total expenses	12,038	20,937	(8,899)	(43)%

Loss from operations	(12,038)	(20,591)	8,553	(42)%

Interest income	364	7	357	5,100%
Interest expense	(101)	(201)	100	(50)%
Change in fair value of warrant liabilities	2,265	(1,253)	3,518	(281)%
Other income	403	(6)	409	(6,817)%
Net loss	$(9,107)	$(22,044)	$12,937	(59)%

N/A – not applicable or not meaningful

License and other revenues

License and other revenues for the three months ended March 31, 2023 was nil, as compared to $0.3 million for the same period of 2022. The revenue in 2022 consisted primarily of the recognition of deferred revenue related to grants for the ABO-102 and ABO-101 development programs.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended March 31, 2023 was $8.0 million, as compared to $10.5 million for the same period of 2022, a decrease of $2.5 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our cell and gene therapy product candidates and other related costs of $1.7 million which was due to the discontinuation of the ABO-102 and ABO-101 programs;
●	decreased salary and related costs of $0.8 million; and
●	decreased stock compensation expenses of $0.2 million; partially offset by
●	increased other costs of $0.2 million.

We expect our research and development activities to continue as we work towards advancing our product candidates towards potential regulatory approval, reflecting costs associated with the following:

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

Total general and administrative expenses were $4.0 million for the three months ended March 31, 2023, as compared to $4.2 million for the same period of 2022, a decrease of $0.2 million. The decrease in expenses was primarily due to:

●	decreased professional fees of $0.2 million; and
●	decreased other costs of $0.4 million; partially offset by
●	increased salary and related costs of $0.3 million; and
●	increased non-cash stock-based compensation of $0.1 million.

Impairment of licensed technology

Impairment of licensed technology was nil for the three months ended March 31, 2023, as compared to $1.4 million in the same period of 2022. The licensed technology was for the ABO-102 and ABO-101 development programs and as a result of our shift in priorities, we determined the remaining value of the licensed technology had no future value and thus recorded an impairment charge of $1.4 million for the three months ended March 31, 2022.

Impairment of right-of-use lease assets

Impairment of right-of-use lease assets was nil for the three months ended March 31, 2023, as compared to $1.6 million in the same period of 2022. The impairment was related to a lease for a future manufacturing facility for the ABO-102 and ABO-101 development programs, which, as a result of our shift in priorities, we determined the remaining value of the portion of this lease had no future value and thus recorded an impairment charge of $1.6 million for the three months ended March 31, 2022.

Impairment of construction-in-progress

Construction-in-progress impairment charge was nil for the three months ended March 31, 2023, as compared to $3.3 million in the same period of 2022. The construction-in-progress was for a facility for the MPS IIIA and MPS IIIB development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus recorded an impairment charge of $3.3 million for the three months ended March 31, 2022.

Interest income

Interest income was $0.4 million for the three months ended March 31, 2023, as compared to $7,000 in the same period of 2022. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased short-term investment balances.

Interest expense

Interest expense was $0.1 million for the three months ended March 31, 2023, as compared to $0.2 million in the same period of 2022. The decrease results primarily from the $5.0 million settlement payment made in November 2022 of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a gain of $2.3 million for the three months ended March 31, 2023, as compared to a loss of $1.3 million for the same period in 2022.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the reduction in our stock price year over the year and a shorter term.

Other income (loss)

Other income was $0.4 million for the three months ended March 31, 2023, as compared to other loss of $6,000 in the same period of 2022. The change was primarily a result of other income related to a refund of overpayment of franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2023 and 2022

	For the three months ended
($ in thousands)	March 31, 2023	March 31, 2022

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(11,744)	$(13,687)
Investing activities	2,211	1,075
Financing activities	(4)	—
Net decrease in cash, cash equivalents and restricted cash	$(9,537)	$(12,612)

Operating activities

Net cash used in operating activities was $11.7 million for the three months ended March 31, 2023, primarily comprised of our net loss of $9.1 million and decreases in operating assets and liabilities of $2.0 million and net non-cash charges of $0.6 million.

Net cash used in operating activities was $13.7 million for the three months ended March 31, 2022, primarily comprised of our net loss of $22.1 million and a decrease in operating assets and liabilities of $1.1 million, partially offset by net non-cash charges of $9.5 million.

Investing activities

Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2023, primarily comprised of proceeds from maturities of short-term investments of $10.4 million, partially offset by purchases of short-term investments of $8.0 million and capital expenditures of $0.2 million.

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2022, primarily comprised of proceeds from maturities of short-term investments of $8.7 million, partially offset by purchases of short-term investments of $7.5 million and capital expenditures of $0.1 million.

Financing activities

Net cash used in financing activities was $4,000 for the three months ended March 31, 2023, primarily comprised of the net settlement of restricted share awards.

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of March 31, 2023, our cash resources were $40.7 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient resources to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We are currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We remain subject to this one-third limitation until such time our public float exceeds $75 million. We sold 98,560 shares of our common stock under the ATM Agreement and recorded a receivable of $0.3 million of net proceeds for the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2023, as such term is defined in Rules 13a-15I and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of March 31, 2023 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2022 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2023:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
January 1, 2023 - January 31, 2023	—	$—
February 1, 2023 - February 28, 2023	132	$2.27
March 1, 2023 - March 31, 2023	1,792	$2.49
	1,924	$2.48

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

ABEONA THERAPEUTICS INC.

Date:	May 11, 2023	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

