Form 10-Q
period 2023-06-30
ABEONA THERAPEUTICS INC.
filed 2023-08-08
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2023 was 24,755,873 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended June 30, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,225	$14,217
Short-term investments	30,547	37,932
Restricted cash	338	338
Accounts receivable	3,500	—
Other receivables	2,227	188
Prepaid expenses and other current assets	1,201	424
Total current assets	44,038	53,099
Property and equipment, net	4,489	5,741
Right-of-use lease assets	4,915	5,331
Other assets	108	43
Total assets	$53,550	$64,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,477	$1,811
Accrued expenses	4,161	3,991
Current portion of lease liability	1,597	1,773
Other current liabilities	205	204
Total current liabilities	9,440	7,779
Payable to licensor	4,367	4,163
Long-term lease liabilities	4,377	5,854
Warrant liabilities	26,021	19,657
Total liabilities	44,205	37,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 21,478,157 and 17,719,720 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	215	177
Additional paid-in capital	730,322	722,049
Accumulated deficit	(721,097)	(695,336)
Accumulated other comprehensive loss	(95)	(129)
Total stockholders’ equity	9,345	26,761
Total liabilities and stockholders’ equity	$53,550	$64,214

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues:
License and other revenues	$3,500	$1,000	$3,500	$1,346

Expenses:
Royalties	1,575	350	1,575	350
Research and development	8,523	6,658	16,564	17,203
General and administrative	5,021	3,460	9,018	7,684
Impairment of licensed technology	—	—	—	1,355
Loss/(gain) on right-of-use lease assets	(1,065)	—	(1,065)	1,561
Impairment of construction-in-progress	—	(1,460)	—	1,792
Total expenses	14,054	9,008	26,092	29,945

Loss from operations	(10,554)	(8,008)	(22,592)	(28,599)

Interest income	417	31	781	38
Interest expense	(103)	(200)	(204)	(401)
Change in fair value of warrant liabilities	(8,629)	4,198	(6,364)	2,945
Other income (expense)	2,215	(118)	2,618	(124)
Net loss	$(16,654)	$(4,097)	$(25,761)	$(26,141)
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	(3,782)	—	(3,782)
Net loss attributable to Common Shareholders	$(16,654)	$(7,879)	$(25,761)	$(29,923)

Basic and diluted loss per common share	$(0.92)	$(1.36)	$(1.48)	$(5.16)

Weighted average number of common shares outstanding – basic and diluted	18,017,874	5,806,473	17,464,026	5,800,822

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	(30)	(4)	34	(7)
Comprehensive loss	$(16,684)	$(7,883)	$(25,727)	$(29,930)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2023	17,929,344	$179	$723,069	$(704,443)	$(65)	$18,740
Stock-based compensation expense	—	—	927	—	—	927
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,657,052	17	(22)	—	—	(5)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,891,761	19	6,348	—	—	6,367
Net loss	—	—	—	(16,654)	—	(16,654)
Other comprehensive loss	—	—	—	—	(30)	(30)
Balance at June 30, 2023	21,478,157	$215	$730,322	$(721,097)	$(95)	$9,345

Six months ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	17,719,720	$177	$722,049	$(695,336)	$(129)	$26,761
Stock-based compensation expense	—	—	1,697	—	—	1,697
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,768,116	18	(27)	—	—	(9)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,990,321	20	6,603	—	—	6,623
Net loss	—	—	—	(25,761)	—	(25,761)
Other comprehensive income	—	—	—	—	34	34
Balance at June 30, 2023	21,478,157	$215	$730,322	$(721,097)	$(95)	$9,345

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2022

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2022	—	$—	—	$—	5,883,196	$1,471	$697,426	$(677,684)	$(30)	$21,183
Stock-based compensation expense	—	—	—	—	—	—	724	—	—	724
Issuance of common stock in connection with restricted share awards, net of cancellations	—	—	—	—	(12,821)	(4)	4	—	—	—
Issuance of Series A and Series B Convertible Redeemable Preferred Stock	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,097)	—	(4,097)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2022	—	$—	—	$—	5,870,375	$1,467	$694,372	$(681,781)	$(34)	$14,024

Six months ended June 30, 2022

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	$—	—	$—	5,888,217	$1,472	$696,563	$(655,640)	$(27)	$42,368
Stock-based compensation expense	—	—	—	—	—	—	1,586	—	—	1,586
Issuance of common stock in connection with restricted share awards, net of cancellations	—	—	—	—	(17,842)	(5)	5	—	—	—
Issuance of Series A and Series B Convertible Redeemable Preferred Stock	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,141)	—	(26,141)
Other comprehensive loss	—	—	—	—	—	—	—	—	(7)	(7)
Balance at June 30, 2022	—	$—	—	$—	5,870,375	$1,467	$694,372	$(681,781)	$(34)	$14,024

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(25,761)	$(26,141)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,276	1,584
Stock-based compensation expense	1,697	1,586
Change in fair value of warrant liabilities	6,364	(2,945)
Non-cash impairment of licensed technology	—	1,355
Non-cash loss/(gain) of right-of-use lease assets	(1,065)	1,561
Non-cash impairment of construction-in-progress	—	1,792
Accretion and interest on short-term investments	(74)	(177)
Amortization of right-of-use lease assets	450	899
Non-cash interest	204	402
Loss on disposal of property and equipment	47	106
Change in operating assets and liabilities:
Accounts receivable	(3,500)	2,000
Other receivables	(2,039)	(1,827)
Prepaid expenses and other current assets	(777)	937
Other assets	(65)	148
Accounts payable, accrued expenses and lease liabilities	1,214	(3,684)
Other current liabilities	1	—
Change in payable to licensor	—	(296)
Net cash used in operating activities	(22,028)	(22,700)

Cash flows from investing activities:
Capital expenditures	(250)	(103)
Proceeds from disposal of property and equipment	179	1,487
Purchases of short-term investments	(14,156)	(34,442)
Proceeds from maturities of short-term investments	21,649	32,735
Net cash provided by (used in) investing activities	7,422	(323)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	6,623	—
Proceeds from net settlement of restricted share awards	(9)	—
Proceeds from issuance of Series A and Series B Convertible Redeemable Preferred Stock, net of issuance costs	—	22,468
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	—	(26,250)
Net cash provided by (used in) financing activities	6,614	(3,782)

Net decrease in cash, cash equivalents and restricted cash	(7,992)	(26,805)
Cash, cash equivalents and restricted cash at beginning of period	14,555	38,829
Cash, cash equivalents and restricted cash at end of period	$6,563	$12,024

Supplemental cash flow information:
Cash and cash equivalents	$6,225	$6,133
Restricted cash	338	5,891
Total cash, cash equivalents and restricted cash	$6,563	$12,024

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$419	$—

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

Reverse Stock Split

As described in Note 1 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K/A, on June 30, 2022, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), to effectuate a reverse stock split of the Company’s outstanding common stock, par value $0.01 per share (“Common Stock”), at an exchange ratio of 25-to-1 (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 1, 2022. The number of authorized shares of Common Stock immediately after the Reverse Stock Split (“New Common Stock”) remained at 200,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Uses and Sources of Liquidity

The unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, which assumes the Company will have sufficient cash to pay its operating expenses, as and when they become payable, for a period of at least 12 months from the date the financial report is issued.

As of June 30, 2023, the Company had cash, cash equivalents, restricted cash and short-term investments of $37.1 million. For the six months ended June 30, 2023, the Company had cash outflows from operations of $22.0 million. The Company has not generated significant revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and nonclinical testing, and commercialization of the Company’s product candidates will require significant additional financing.

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

Subsequent to June 30, 2023, as described in Note 12, the Company raised $25.0 million, with net proceeds of $23.0 million, after offering costs through the issuance of common stock and warrants.

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

Other receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables. As of June 30, 2023 and December 31, 2022, the Company had ERC receivables of $2.1 million and nil, respectively.

Summary of Significant Accounting Policies

There have been no new, anticipated or material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

Correction of Error

During the fourth quarter of 2022, the Company identified errors in the accounting for certain common stock warrants that were issued in 2021. The common stock warrants were not indexed to the Company’s own stock and therefore should have been classified as liabilities at their estimated fair value instead of additional paid-in capital. Although the errors were immaterial to prior periods, the 2021 financial statements were restated in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, due to the significance of the out-of-period correction to the 2021 period. There was no impact to the Company’s consolidated statements of operations and comprehensive loss for 2021. The correction of the error resulted in the Company adjusting its quarterly information presented for the three and six months ended June 30, 2022. The matter was correctly presented in the fiscal year end December 31, 2022 consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K/A.

The following tables present the effects of the correction of the prior period error to the condensed consolidated statement of operations and comprehensive loss (in thousands, except for per share data):

	For the three months ended June 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Reported	Adjustment	As Revised

Change in fair value of warrant liabilities	$—	$4,198	$4,198
Net loss	$(8,295)	$4,198	$(4,097)
Net loss attributable to Common Shareholders	$(12,077)	$4,198	$(7,879)
Basic and diluted loss per common share	$(2.08)	$0.72	$(1.36)
Comprehensive loss	$(12,081)	$4,198	$(7,883)

	For the six months ended June 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Loss	As Reported	Adjustment	As Revised

Change in fair value of warrant liabilities	$—	$2,945	$2,945
Net loss	$(29,086)	$2,945	$(26,141)
Net loss attributable to Common Shareholders	$(32,868)	$2,945	$(29,923)
Basic and diluted loss per common share	$(5.67)	$0.51	$(5.16)
Comprehensive loss	$(32,875)	$2,945	$(29,930)

The following tables present the effects of the correction of the prior period error to the condensed consolidated cash flow statement (in thousands):

	For the six months ended June 30, 2022
Condensed Consolidated Cash Flow Statement	As Reported	Adjustment	As Revised

Net loss	$(29,086)	$2,945	$(26,141)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of warrant liabilities	$—	$(2,945)	$(2,945)
Net cash provided by operating activities	$(22,700)	$—	$(22,700)

The following tables present the effects of the correction of the prior period error to the condensed consolidated statement of stockholders’ equity (in thousands):

	As of June 30, 2022
Condensed Consolidated Statement of Stockholders’ Equity	As Reported	Adjustment	As Revised

Additional paid-in capital, December 31, 2021	$705,570	$(9,007)	$696,563
Total stockholders’ equity, December 31, 2021	$51,375	$(9,007)	$42,368
Additional paid-in capital, March 31, 2022	$706,433	$(9,007)	$697,426
Additional paid-in capital, March 31, 2022	$31,443	$(10,260)	$21,183
Net loss	$(29,086)	$2,945	$(26,141)
Additional paid-in capital, June 30, 2022	$703,379	$(9,007)	$694,372
Total stockholders’ equity, June 30, 2022	$20,086	$(6,062)	$14,024

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

The following table sets forth the potential securities that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three and six months ended June 30,
	2023	2022

Stock options	230,723	265,411
Restricted stock	2,566,303	61,108
Warrants	9,397,879	1,788,000
Total	12,194,905	2,114,519

New Accounting Pronouncements

No new accounting pronouncement issued or effective had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$30,613	—	(66)	$30,547
Total available-for-sale, short-term investments	$30,613	—	(66)	$30,547

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$38,032	—	(100)	$37,932
Total available-for-sale, short-term investments	$38,032	—	(100)	$37,932

As of June 30, 2023, the available-for-sale securities classified as short-term investments mature in one year or less. Unrealized losses on available-for-sale securities as of June 30, 2023, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30, 2023.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three and six months ended June 30, 2023 or 2022.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	June 30, 2023	December 31, 2022

Laboratory equipment	5	$7,276	$7,636
Furniture, software and office equipment	3 to 5	991	1,379
Leasehold improvements	Shorter of remaining lease term or useful life	8,603	8,605
Subtotal		16,870	17,620
Less: accumulated depreciation		(12,381)	(11,879)
Total property and equipment, net		$4,489	$5,741

Depreciation expense was $0.6 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result, the Company determined the construction-in-progress that was dedicated to the ABO-101 and ABO-102 programs had no future value, and thus recorded an impairment charge of $1.8 million for the six months ended June 30, 2022.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, we acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type A and Type B. The license is amortized to expense over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the remaining value of the licensed technology had no future value and thus, recorded an impairment charge of $1.4 million for the six months ended June 30, 2022. There is no remaining net value of licensed technology as of June 30, 2023 and December 31, 2022.

Amortization expense on licensed technology was nil and $29,000 for the six months ended June 30, 2023 and 2022, respectively. There was no amortization expense for the three months ended June 30, 2023 or 2022.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Fair Value at June 30, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$5,678	$5,678	$—	$—
Short-term investments
U.S. treasury and federal agency securities	30,547	—	30,547	—
Total assets measured at fair value	$36,225	$5,678	$30,547	$—

Liabilities
Warrant liabilities	$26,021	—	—	$26,021
Total liabilities measured at fair value	$26,021	$—	$—	$26,021

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3

Recurring Assets:
Cash equivalents
Money market fund	$12,923	$12,923	$—	$—
Short-term investments
U.S. treasury and federal agency securities	37,932	—	37,932	—
Total assets measured at fair value	$50,855	$12,923	$37,932	$—

Liabilities
Warrant liabilities	$19,657	—	—	$19,657
Total liabilities measured at fair value	$19,657	$—	$—	$19,657

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

	June 30, 2023	December 31, 2022

Common share price	$4.03	$3.08
Expected term (years)	3.47 – 4.35	3.96 – 4.84
Risk-free interest rate (%)	4.13% – 4.28%	3.91% – 4.01%
Volatility (%)	100.00% – 105.04%	102.40% – 107.55%

As of June 30, 2023, the Company had outstanding warrant liabilities related to the 2022 private placement that allow the holders to purchase 7,609,879 shares of common stock at an exercise price of $4.75 per share. The expiration date for these warrant liabilities is November 2027. As of June 30, 2023 and December 31, 2022, the Company had outstanding warrant liabilities related to the 2021 public offering that allow the holders to purchase 1,788,000 shares of common stock at an exercise price of $9.75 per share. The expiration date for these warrant liabilities is December 2026.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2022	$19,657
Loss recognized in earnings from change in fair value	6,364
Warrant liabilities as of June 30, 2023	$26,021

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

As of June 30, 2023, the Company recorded the payable due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an interest rate of 9.6%. The long-term portion due in November 2024 was $4.4 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively.

NOTE 7 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	June 30, 2023	December 31, 2022

Accrued employee compensation	$1,434	$2,593
Accrued contracted services and other	2,727	1,398
Total accrued expenses	$4,161	$3,991

NOTE 8 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company also leases office space in New York, New York, that the Company sublets. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and, therefore, the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

In June 2023, the Company terminated one of its operating leases for office space. The termination resulted in a gain of $1.1 million from the difference of the right-of-use assets and lease liabilities in the three and six months ended June 30, 2023 and is included in loss/(gain) on right-of-use lease assets in the condensed consolidated statement of operations and comprehensive loss.

On March 31, 2022, the Company announced that they were pursuing a strategic partner to take over development activities of ABO-102 and that the Company was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, the Company recorded an impairment charge of $1.6 million for the six months ended June 30, 2022.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Operating lease cost	$353	$461	$708	$933
Variable lease cost	116	116	215	212
Short-term lease cost	13	20	31	41
Total operating lease costs	$482	$597	$954	$1,186

Future minimum lease payments and obligations, which do not include short-term leases, of the Company’s operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2023, remainder	$799
2024	993
2025	1,552
2026	791
2027	807
Thereafter	2,516
Total undiscounted operating lease payments	7,458
Less: imputed interest	1,484
Present value of operating lease liabilities	$5,974

The weighted-average remaining term of the Company’s operating leases was 68 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.5% as of June 30, 2023.

Future cash receipts from the Company’s sublease agreements as of June 30, 2023 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2023, remainder	$270
2024	634
2025	485
Total future cash receipts	$1,389

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

As of June 30, 2023, there were 1,788,000 post-split stock purchase warrants outstanding. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three or six months ended June 30, 2023.

Open Market Sale Agreement

On August 17, 2018, the Company entered into an open market sale agreement (as amended, the “ATM Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, the Company may sell from time to time, through Jefferies, shares of its common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. The Company sold 1,990,321 shares of its common stock under the ATM Agreement resulting in net proceeds of $6.6 million during the six months ended June 30, 2023. There were no sales under the ATM Agreement during the three and six months ended June 30, 2022.

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

In the event of certain fundamental transactions involving the Company, the holders of the stock purchase warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the stock purchase warrants as liabilities. The stock purchase warrants were recorded at the closing date fair value of $22.0 million which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to common stock issued and recorded as a component of equity.

As of June 30, 2023, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock.

NOTE 10 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. In addition, prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. As of June 30, 2023, there were 149,291 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards to be granted to six new hires as inducement grants (“Inducement Grants”).

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Research and development	$218	$184	$404	$556
General and administrative	709	540	1,293	1,030
Total stock-based compensation expense	$927	$724	$1,697	$1,586

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

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-valuation model utilizing the following assumptions:

	For the six months ended June 30,
	2023*	2022

Expected volatility	n/a	95.1% - 96.0%
Expected term	n/a	6.07 - 6.08 years
Risk-free interest rate	n/a	1.7% - 3.3%
Expected dividend yield	n/a	0%

* the Company did not grant any stock options in the six months ended June 30, 2023.

The following table summarizes stock option activity for the 2015 Incentive Plan and the 2005 Incentive Plan during the six months ended June 30, 2023 (there were no stock options granted under the 2023 Incentive Plan during the six months ended June 30, 2023):

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)

Outstanding at December 31, 2022	240,770	$37.04	6.42	$—
Granted	—	$—	—	$—
Cancelled/forfeited	(10,047)	$36.19	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2023	230,723	$37.08	5.82	$—
Exercisable	169,637	$36.33	5.09	$—
Unvested	61,086	$39.17	7.87	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2023, the total compensation cost related to non-vested option awards not yet recognized was approximately $2.0 million with a weighted average remaining vesting period of 1.7 years.

Restricted Stock

The following table summarizes restricted stock award activity for the 2023 Incentive Plan, 2015 Incentive Plan and Inducement Grants during the six months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
	Number of Awards	Value Per Unit

Outstanding at December 31, 2022	816,958	$5.35
Granted	1,817,559	$3.96
Cancelled/forfeited	(46,394)	$4.40
Vested	(21,820)	$28.34
Outstanding at June 30, 2023	2,566,303	$4.18

As of June 30, 2023, there was approximately $9.7 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.5 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2023 was $0.6 million.

NOTE 11 – LICENSE/SUPPLIER AGREEMENT

Sublicense Agreement Relating to Rett Syndrome:

In October 2020, the Company entered into a sublicense agreement with Taysha Gene Therapies (“Taysha”) for a gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression. The agreement grants Taysha worldwide exclusive rights to intellectual property developed by scientists at the University of North Carolina at Chapel Hill, the University of Edinburgh and the Company, and the Company’s know-how relating to the research, development, and manufacture of the gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression.

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company has fully constrained the $26.5 million of event-based milestone payments until such time that it is probable that a significant revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized $3.5 million and $1.0 million in revenue during the three and six months ended June 30, 2023 and 2022, respectively based on event-based-milestone payments. As of June 30, 2023 and December 31, 2022, the Company had $3.5 million and nil in contract assets included in accounts receivable on the Company’s condensed consolidated balance sheet, respectively. As of June 30, 2023 and December 31, 2022, the Company had $1.6 million and nil in contract liabilities included in accounts payable on the Company’s condensed consolidated balance sheet, respectively, as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy ABO-102 for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. There were no amounts due to the Company from Ultragenyx under the License Agreement as of June 30, 2023 and December 31, 2022, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On July 3, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain existing institutional investors relating to the issuance and sale of an aggregate of (a) 3,284,407 shares of the Company’s common stock (the “Shares”), and (b) pre-funded warrants to purchase 2,919,140 shares of the Company’s common stock (the “2023 Pre-Funded Warrants”) to certain of such investors (the “Offering”). On July 6, 2023, the Shares were sold to the investors at an offering price of $4.03 per share for $25.0 million with net proceeds of $23.0 million after offering costs. The 2023 Pre-Funded Warrants were sold to certain of the investors at an offering price of $4.0299 per 2023 Pre-Funded Warrant, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the 2023 Pre-Funded Warrants are exercised in full.

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

OVERVIEW

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is EB-101, a genetically engineered, autologous cell therapy, currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). We have announced positive data from the VIITAL™ study evaluating the efficacy, safety and tolerability of EB-101. The VIITAL™ study met its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. Based on the positive results, we intend to submit a Biologics License Application (“BLA”) for EB-101 to the U.S. Food and Drug Administration (“FDA”) in the third quarter of 2023.

Our development portfolio also features adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing EB-101 drug product to support our planned commercial launch of EB-101, if approved. EB-101 study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility. As part of our commercial planning, we continue to engage with stakeholders across the healthcare system, including public and private payors, and healthcare providers to better understand market access and potential pricing for EB-101.

Preclinical Pipeline

Our preclinical programs are investigating the use of novel AAV capsids in AAV-based therapies for serious genetic eye diseases, including ABO-504 for Stargardt disease, ABO-503 for X-linked retinoschisis (“XLRS”) and ABO-505 for autosomal dominant optic atrophy (“ADOA”). We completed pre-Investigational New Drug Application (“IND”) meetings with the FDA regarding the preclinical development plans and regulatory requirements to support first-in-human trials. We plan to initiate IND-enabling preclinical studies in the second half of 2023.

Recent Developments

On July 6, 2023, we closed on a $25.0 million, with net proceeds of $23.0 million after offering costs, registered direct offering priced at-the market under Nasdaq rules to certain existing institutional investors. We sold 3,284,407 shares of our common stock (and, in lieu of common stock for certain investors, pre-funded warrants to purchase 2,919,140 shares of our common stock) at an offering price of $4.03 per share (or $4.0299 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.0001 per share exercise price for each pre-funded warrant). The pre-funded warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full.

In July 2023, we submitted the briefing package for the pre-BLA meeting with the FDA for our anticipated submission of EB-101 in the treatment of RDEB. The briefing package contains information regarding Chemistry, Manufacturing, and Controls (“CMC”) and clinical data. The pre-BLA meeting is scheduled for late-August 2023 and Abeona anticipates filing its EB-101 BLA in the third quarter of 2023 following a successful pre-BLA meeting with the FDA.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

	For the three months ended		Change
($ in thousands)	June 30, 2023	June 30, 2022	$	%

Revenues:
License and other revenues	$3,500	$1,000	$2,500	250%

Expenses:
Royalties	1,575	350	1,225	350%
Research and development	8,523	6,658	1,865	28%
General and administrative	5,021	3,460	1,561	45%
Loss/(gain) on right-of-use lease assets	(1,065)	—	(1,065)	N/A
Impairment of construction-in-progress	—	(1,460)	1,460	N/A
Total expenses	14,054	9,008	5,046	56%

Loss from operations	(10,554)	(8,008)	(2,546)	32%

Interest income	417	31	386	1,245%
Interest expense	(103)	(200)	97	(49)%
Change in fair value of warrant liabilities	(8,629)	4,198	(12,827)	(306)%
Other income (expense)	2,215	(118)	2,333	(1,977)%
Net loss	$(16,654)	$(4,097)	$(12,557)	306%

N/A – not applicable or not meaningful

License and other revenues

License and other revenues for the three months ended June 30, 2023 was $3.5 million as compared to $1.0 million for the same period of 2022. The revenues in both periods result from clinical milestones achieved under a sublicense agreement we entered into with Taysha Gene Therapies (“Taysha”) in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome (“Rett”).

Royalties

Total royalties were $1.6 million for the three months ended June 30, 2023, as compared to $0.4 million for the same period of 2022, an increase of $1.2 million. The increase in expense was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended June 30, 2023 was $8.5 million, as compared to $6.7 million for the same period of 2022, an increase of $1.9 million. The increase in expenses was primarily due to:

●	increased clinical and development work and related costs of $0.7 million associated with our planned BLA filing for EB-101;
●	increased salary and related costs of $0.8 million; and
●	increased other costs of $0.4 million.

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

Total general and administrative expenses were $5.0 million for the three months ended June 30, 2023, as compared to $3.4 million for the same period of 2022, an increase of $1.6 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.1 million;
●	increased non-cash stock-based compensation of $0.2 million;
●	increased professional fees of $0.2 million; and
●	increased other costs of $0.1 million.

Loss/(gain) on right-of-use lease assets

The gain on right-of-use lease assets was $1.1 million for the three months ended June 30, 2023, as compared to nil in the same period of 2022. At the end of June 2023, we terminated an operating lease for office space that we no longer use, resulting in a gain from the difference of the right-of-use lease assets and the lease liabilities.

Impairment of construction-in-progress

Construction-in-progress impairment charge was nil for the three months ended June 30, 2023, as compared to a reduction in the impairment charge of $1.5 million in the same period of 2022. The construction-in-progress was for a facility for the MPS IIIA and MPS IIIB development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded impairment of $3.3 million for the three months ended March 31, 2022. We subsequently received certain refunds pertaining to the planned facility build-out, which reduced the overall impairment charge by $1.5 million for the three months ended June 30, 2022.

Interest income

Interest income was $0.4 million for the three months ended June 30, 2023, as compared to $31,000 in the same period of 2022. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased short-term investment balances.

Interest expense

Interest expense was $0.1 million for the three months ended June 30, 2023, as compared to $0.2 million in the same period of 2022. The decrease results primarily from the $5.0 million settlement payment made in November 2022 of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a loss of $8.6 million for the three months ended June 30, 2023, as compared to a gain of $4.2 million for the same period in 2022.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities was primarily due to the fluctuation in our stock price year over year and a shorter term.

Other income (expense)

Other income was $2.2 million for the three months ended June 30, 2023, as compared to other expense of $118,000 in the same period of 2022. The change was primarily a result of $2.1 million in other income related to the impact of the employee retention credit that we have submitted for 2020 and 2021.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

	For the six months ended		Change
($ in thousands)	June 30, 2023	June 30, 2022	$	%

Revenues:
License and other revenues	$3,500	$1,346	$2,154	160%

Expenses:
Royalties	1,575	350	1,225	350%
Research and development	16,564	17,203	(639)	(4)%
General and administrative	9,018	7,684	1,334	17%
Impairment of licensed technology	—	1,355	(1,355)	N/A
Loss/(gain) on right-of-use lease assets	(1,065)	1,561	(2,626)	(168)%
Impairment of construction-in-progress	—	1,792	(1,792)	N/A
Total expenses	26,092	29,945	(3,853)	(13)%

Loss from operations	(22,592)	(28,599)	6,007	(21)%

Interest income	781	38	743	1,955%
Interest expense	(204)	(401)	197	(49)%
Change in fair value of warrant liabilities	(6,364)	2,945	(9,309)	(316)%
Other income (expense)	2,618	(124)	2,742	(2,211)%
Net loss	$(25,761)	$(26,141)	$380	(1)%

N/A – not applicable or not meaningful

License and other revenues

License and other revenues for the six months ended June 30, 2023 was $3.5 million, as compared to $1.3 million for the same period of 2022. The revenues in both periods mainly result from clinical milestones achieved under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome. In 2022, there was also revenue consisting of the recognition of deferred revenue related to grants for the ABO-102 and ABO-101 development programs.

Royalties

Total royalties were $1.6 million for the six months ended June 30, 2023, as compared to $0.4 million for the same period of 2022, an increase of $1.2 million. The increase in expense was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the six months ended June 30, 2023 was $16.6 million, as compared to $17.2 million for the same period of 2022, a decrease of $0.6 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our cell and gene therapy product candidates and other related costs of $1.0 million which was due to the discontinuation of the ABO-102 and ABO-101 programs partially offset by increased costs related to our planned BLA filing;
●	decreased stock compensation expenses of $0.2 million; partially offset by
●	increased other costs of $0.6 million.

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

Total general and administrative expenses were $9.0 million for the six months ended June 30, 2023, as compared to $7.7 million for the same period of 2022, an increase of $1.3 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.4 million;
●	increased non-cash stock-based compensation of $0.3 million; partially offset by
●	decreased other costs of $0.4 million.

Impairment of licensed technology

Impairment of licensed technology was nil for the six months ended June 30, 2023, as compared to $1.4 million in the same period of 2022. The licensed technology was for the ABO-102 and ABO-101 development programs and as a result of our shift in priorities, we determined the remaining value of the licensed technology had no future value and thus recorded an impairment charge of $1.4 million for the six months ended June 30, 2022.

Loss/(gain) of right-of-use lease assets

The gain on right-of-use lease assets was $1.1 for the six months ended June 30, 2023, as compared to a loss on right-of-use assets of $1.6 million in the same period of 2022. The gain on right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference of the right-of-use lease assets and the lease liabilities.

The loss on right-of-use assets for 2022 was related to a lease for a future manufacturing facility for the ABO-102 and ABO-101 development programs, which, as a result of our shift in priorities, we determined the remaining value of the portion of this lease had no future value and thus recorded an impairment charge of $1.6 million for the six months ended June 30, 2022.

Impairment of construction-in-progress

Construction-in-progress impairment charge was nil for the six months ended June 30, 2023, as compared to $1.8 million in the same period of 2022. The construction-in-progress was for a facility for the MPS IIIA and MPS IIIB development programs. The construction-in-progress was for a facility for the ABO-102 and ABO-101 development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded impairment of $1.8 million for the six months ended June 30, 2022.

Interest income

Interest income was $0.8 million for the six months ended June 30, 2023, as compared to $38,000 in the same period of 2022. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased short-term investment balances.

Interest expense

Interest expense was $0.2 million for the six months ended June 30, 2023, as compared to $0.4 million in the same period of 2022. The decrease results primarily from the $5.0 million settlement payment made in November 2022 of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a loss of $6.4 million for the six months ended June 30, 2023, as compared to a gain of $2.9 million for the same period in 2022.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities is primarily due to the fluctuation in our stock price year over year and a shorter term.

Other income (expense)

Other income was $2.6 million for the six months ended June 30, 2023, as compared to other expense of $0.1 million in the same period of 2022. The change was primarily a result of $2.1 million in other income related to the impact of the employee retention credit that we have submitted for 2020 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	For the six months ended
($ in thousands)	June 30, 2023	June 30, 2022

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(22,028)	$(22,700)
Investing activities	7,422	(323)
Financing activities	6,614	(3,782)
Net decrease in cash, cash equivalents and restricted cash	$(7,992)	$(26,805)

Operating activities

Net cash used in operating activities was $22.0 million for the six months ended June 30, 2023, primarily comprised of our net loss of $25.8 million, increases in operating assets and liabilities of $5.1 million and net non-cash charges of $8.9 million.

Net cash used in operating activities was $22.7 million for the six months ended June 30, 2022, primarily comprised of our net loss of $29.1 million and a decrease in operating assets and liabilities of $2.7 million, partially offset by net non-cash charges of $9.1 million.

Investing activities

Net cash provided by investing activities was $7.4 million for the six months ended June 30, 2023, primarily comprised of proceeds from maturities of short-term investments of $21.6 million, partially offset by purchases of short-term investments of $14.2 million.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2022, primarily comprised of proceeds from maturities of short-term investments of $32.7 million and proceeds from disposal of property and equipment of $1.5 million, partially offset by purchases of short-term investments of $34.4 million and capital expenditures of $0.1 million.

Financing activities

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2023, primarily comprised of $6.6 million in net proceeds from ATM sales of common stock.

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2022, primarily comprised of the proceeds and redemption of our convertible redeemable preferred stock.

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of June 30, 2023, our cash resources were $37.1 million. On July 6, 2023, we raised a further $23.0 million net proceeds in cash via a registered direct offering priced at-the market under Nasdaq rules to existing investors . As a result, we believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,990,321 shares of our common stock under the ATM Agreement resulting in net proceeds of $6.6 million for the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2023, as such term is defined in Rules 13a-15I and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of June 30, 2023 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2023:

Total number
	of shares	Average price
	(or units)	paid per share
	purchased (a)	(or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2023 – April 30, 2023	—	$—
May 1, 2023 – May 31, 2023	—	$—
June 1, 2023 – June 30, 2023	1,125	$3.42
	1,125	$3.42

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

On June 15, 2023, the Company awarded retention bonuses (the “Retention Bonus Agreements”) to Vishwas Seshadri, Ph.D., Joseph Vazzano, and Brendan O’Malley, Ph.D. (collectively, the “NEOs”). Under the Retention Bonus Agreements, the Company has awarded the NEOs bonus payments in addition to their base salaries in three installments conditioned upon their continued employment at the Company through the second anniversary of the effective date of the applicable Retention Bonus Agreement. Such bonuses are to be disbursed at the Company’s sole discretion, including upon the determination that the Company’s financial performance permits such payment. In the event the Company undergoes a change of control transaction, then any outstanding payment shall immediately become due and payable to the employee upon the closing of such change of control transaction.

The foregoing description of the Retention Bonus Agreements is qualified in its entirety by reference to the full text of the Retention Bonus Agreements, which are filed herewith as Exhibits 10.3, 10.4, and 10.5 and incorporated by reference herein in their entirety.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29. 2023).

4.1	Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.1	Securities Purchase Agreement Warrant, dated as of July 3, 2023, between the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.2	2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2023).

10.3	Retention Bonus Letter, dated June 15, 2023, to Vishwas Seschadri, Ph.D.

10.4	Retention Bonus Letter, dated June 15, 2023, to Joseph Vazzano.

10.5	Retention Bonus Letter, dated June 15, 2023, to Brendon O’Malley, Ph.D.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

ABEONA THERAPEUTICS INC.

Date: August 8, 2023	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

