Form 10-K
period 2023-12-31
ABEONA THERAPEUTICS INC.
filed 2024-03-18
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

6555 Carnegie Avenue, 4th Floor, Cleveland, OH 44103

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2023, was approximately $78,468,000.

The number of shares outstanding of the registrant’s common stock as of March 6, 2024 was 27,355,037.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: the outcome of our submission of a Biologics License Application for pz-cel and the timing thereof; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic and other diseases and next-generation AAV-based gene therapies; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that pz-cel could potentially benefit patients with RDEB; development of our novel AAV-based gene therapy platform technology; our belief in the adequacy of the clinical trial data from our VIITAL™ clinical trial, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. These factors include: the outcome of our submission of a Biologics License Application for pz-cel and the timing thereof; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is for prademagene zamikeracel (“pz-cel”), our investigational autologous, COL7A1 gene-corrected epidermal sheets currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). Pz-cel has been granted Orphan Drug and Rare Pediatric Disease (“RPD”) designations by the U.S. Food and Drug Administration (“FDA”) and Orphan Drug Designation by the European Medicines Agency (“EMA”).

We plan to continue development of adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases with high unmet medical need using the novel AIM™ capsid platform that we have exclusively licensed from the University of North Carolina at Chapel Hill (“UNC”), and internal AAV vector research programs. Abeona’s novel, next-generation AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

Our Mission and Strategy

Abeona is a fully-integrated cell and gene therapy company featuring research and clinical development programs, in-house manufacturing facilities, and scientific and clinical leadership. Our mission is to create, develop, manufacture, and deliver cell and gene therapies to transform the lives of people impacted by life-threatening diseases. In 2023, we continued to make progress toward fulfilling our goal of harnessing the promise of genetic medicine and redefining the standard of care through cell and gene therapies. In September 2023, we submitted a Biologics License Application (“BLA”) for pz-cel to the FDA. In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of May 25, 2024.

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

Developing Novel In-Vivo Gene Therapies Using AIM™ Capsid Technology.

We are researching and developing AAV-based gene therapy using our novel capsids developed from the AIM™ Capsid Technology Platform and additional Company-invented AAV capsids. We plan to continue to develop our chimeric AAV capsids capable of improved tissue targeting for various indications and potentially evading immunity to wild-type AAV vectors.

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

Establishing Additional Cell and Gene Therapy Franchises and Adjacencies through In-Licensing and Strategic Partnerships.

We seek to be the partner of choice in cell and gene therapy treatments and have closely collaborated with leading academic institutions, key opinion leaders, patient foundations, and industry partners to accelerate research and development, understand the needs of patients and their families, and generate novel intellectual property.

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

Developing Next-Generation Cell and Gene Therapy

Pz-cel for the Treatment of RDEB

Disease Overview

RDEB belongs to a broad group of genetic skin disorders known as epidermolysis bullosa. Patients with RDEB have a defect in the COL7A1 gene, resulting in the inability to produce Type VII collagen, which plays a vital role in skin functioning by anchoring the skin’s dermal and epidermal layers to one another.

As a result of the genetic defect, RDEB patients have fragile skin, which can easily damage to produce open and blistering wounds, disfiguring scars throughout the body, fused fingers and toes, limits in range of motion at joints (e.g., arms and legs), corneal abrasions, and an abnormal narrowing of the esophagus. Long-term RDEB patients can suffer from anemia, are at high risk of developing aggressive squamous cell carcinomas, infections, and premature death. The most severe patients are approximately 20 times more likely to die by 30 years of age than the general population.

Similar to other rare diseases, the incidence and prevalence of RDEB are not well defined. Incidence of 0.2 to 3.05 per million births and prevalence of 0.14 to 1.35 per million people have been observed across different geographies, primarily estimated by limited population analyses of clinical databases or registries (Eichstadt et al.; Clinical, Cosmetic and Investigational Dermatology, 2019). Using genetic modeling of COL7A1 variants, which is believed to cause RDEB, Stanford University estimated the incidence of RDEB to be approximately 63 per million births, and prevalence could be up to 3,850 patients in the U.S., whose wounds may benefit from COL7A1-mediated treatments such as pz-cel.

RDEB patients have an active disease with the majority of the wounds typically > 20 cm2 (Stanford University; Solis, D., et al., 2017). In 2020, a survey of RDEB patients reported that approximately 60% have active wounds covering greater than 30% of their bodies (Bruckner et al.; Orphanet Journal of Rare Diseases, 2020). Wounds covering up to approximately 80% of body surface area have been recorded in some EB patients (Hirsch et al.; Nature Research, 2017).

In our VIITALTM phase 3 and phase 1/2a clinical trials, pz-cel was applied as a one-time surgical procedure onto RDEB wounds and has shown up to 8 years of durable wound healing and associated pain reduction even in the toughest-to-treat in RDEB wounds. Patients evaluated in the VIITALTM phase 3 trial had large wounds (> 20cm2) and, on average, had wounds remained open for 6.2 years, and in some cases up to 21 years, prior to pz-cel treatment. Most RDEB patients have large and chronic wounds that carry the highest burden, including the need for frequent dressing changes, pain, pruritus, risk of infection, and developing skin cancer.

Current Management of RDEB

Standard of care in RDEB wound management currently consists of time and labor-intensive supportive care to limit contamination and infection, and reduction in mechanical forces that produce new blisters. Care usually includes treatment of new blisters by lancing and draining. Wounds are then dressed with a non-adherent material, covered with padding for stability and protection, and secured with an elastic wrap for integrity. In a cost analysis conducted by Debra of America, based on 3,274 patient’s health insurance claims from private insurance the annual cost of dystrophic epidermolysis bullosa (DEB) was identified to be 465% greater than the annual cost to the healthcare system from all people. The cost of wound care supplies could be as high as $996,000 per year.

RDEB patients also have periodic surgeries to relieve disease related issues such as narrowing of their esophagus, fusing of fingers, and corneal abrasions.

In 2023, Vyjuvek® and Filsuvez® were approved by the FDA for treatment of wounds associated with DEB and wounds associated with Junctional (JEB) and DEB, respectively. The introduction of these drugs may further increase the total cost of care.

Program Status

Pz-cel is our investigational autologous epidermal sheets in which a functioning COL7A1 gene is inserted into a patient’s own skin cells (keratinocytes) using a retrovirus. The keratinocytes are then grown into credit card sized sheets and surgically applied to the patient to restore Type VII collagen expression and skin function.

Results from a completed Phase 1/2a study that enrolled seven patients with large and chronic RDEB wounds at Stanford University showed that pz-cel was well-tolerated and resulted in significant and durable wound healing (Siprashvili, Z., et al., 2016), with up to eight years of follow-up (So. Y, Nazaraoff, et al., Orphanet Journal Rare Disease 2022). To date, there have been no reported serious adverse events.

In November 2022, we announced positive topline data from our VIITAL™ study. The pivotal phase 3 VIITAL™ study evaluated the efficacy, safety, and tolerability of pz-cel in 43 large chronic wound pairs in 11 subjects with RDEB. The large chronic wounds randomized and treated in VIITAL™ measured greater than 20 cm2 of surface area and had remained open for a minimum of six months and a maximum of 21 years (mean 6.2 years). The co-primary endpoints of the study were: (1) the proportion of RDEB wound sites with greater than or equal to 50% healing from baseline, comparing randomized treated with matched untreated (control) wound sites at the six-month timepoint, as determined by direct investigator assessment; and (2) pain reduction associated with wound dressing change assessed by the mean differences in scores of the Wong-Baker FACES® Pain Rating Scale between randomized treated and matched untreated (control) wounds at the six-month timepoint.

The VIITAL™ study met its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. Pz-cel was shown to be well-tolerated with no serious treatment-related adverse events observed, consistent with past clinical experience. There were no deaths or instances of positive replication-competent retrovirus results, and no systemic immunologic responses were reported during the study, as well as no squamous cell carcinoma at treatment sites after application of pz-cel. Two subjects reported at least one serious adverse event unrelated to pz-cel. Four subjects reported related treatment emergent adverse events, including procedural pain, muscle spasms and pruritis. Infections unrelated to pz-cel were observed in eight patients.

In September 2023, we submitted a BLA for pz-cel to the FDA. In November 2023, the FDA accepted for filing and granted priority review for our BLA for pz-cel. Under the PDUFA, the FDA has set a target action date of May 25, 2024. Pz-cel has been granted Regenerative Medicine Advanced Therapy (“RMAT”), Breakthrough Therapy, Orphan Drug and RPD designations by the by the FDA as well as Orphan Drug designation by the EMA.

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

We have continued to prepare our cGMP commercial facility in Cleveland for manufacturing pz-cel to support our planned BLA filing. Pz-cel study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility.

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

ABO-503, composed of a functional human RS1 packaged in the novel AIM™ capsid AAV204, has shown preclinical efficacy following delivery to the retina in a mouse model of XLRS. Preclinical studies have demonstrated robust RS1 expression in the retina, improved cone photoreceptor density and overall photoreceptor cell survival, as well as a restoration of outer retina architecture. Results of these studies were presented at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting in May 2023. A pre-IND meeting for ABO-503 was conducted with the FDA in April 2023 and provided Abeona with comprehensive feedback to support a future IND submission.

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

Abeona’s internal research and development team developed ABO-504, which is designed to efficiently reconstitute the full-length ABCA4 gene by implementing a dual AAV vector strategy using the Cre-LoxP recombinase system. Abeona previously reported preclinical data demonstrating the ability of the dual AAV vector system to produce full length ABCA4 protein in cell culture. Recent proof-of-concept studies, presented at the 2023 ASGCT Annual Meeting, have extended these findings by showing expression of ABCA4 mRNA and full-length ABCA4 protein in the retina of subretinally dosed abca4-/- knockout mice, at levels similar to endogenous ABCA4 in wild-type animals. A pre-IND meeting for ABO-504 was conducted with the FDA in June 2023 and provided Abeona with comprehensive feedback to support a future IND submission.

ABO-505 for the Treatment of Autosomal Dominant Optic Atrophy (“ADOA”)

Disease Overview and Program Overview

ADOA, a form of hereditary vision loss associated with retinal ganglion cell (“RGC”) death, is predominantly caused by mutations in the Opa1 gene. Opa1, a dynamin-related GTPase, acts to stabilize the inner mitochondrial membrane and acts in mitochondrial fusion and inner membrane remodeling. Mutant phenotypes present with a progressive loss of RGCs that results in optic nerve degeneration and legal blindness with a loss of visual acuity, optic disc pallor, and color vision deficits. ADOA affects approximately 1 in 30,000 people worldwide. Currently, there is no approved treatment for people living with ADOA.

ABO-505 is designed to express a functional copy of human Opa1 in the retina following para-retinal injection. ABO-505 aims to take advantage of the robust optic nerve and RGC transduction ability of AAV204 to deliver its genetic payload to the cells most affected by ADOA. Preclinical studies have confirmed expression of Opa1 in both cell culture and the retinas of dosed wild-type and disease model animals. Initial efficacy results suggest an improvement in retinal signaling to the brain and improved visual acuity in treated mutant mice. These studies were presented at the ASGCT Annual Meeting in May 2023.

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

Leveraging Leadership Position in Commercial-Scale Cell and Gene-Therapy Manufacturing

We have established a cGMP manufacturing facility, the Elisa Linton Center located in Cleveland, Ohio, which enables us to enhance supply chain control, establish tighter quality control testing, increase supply capacity, reduce production costs and gain manufacturing efficiency for clinical trials related to our product candidates and ensure commercial demand is met in the event our therapies receive marketing approval. Our facility is led by a team of highly skilled production, process/assay development and quality control scientists with expertise in cell and gene therapy, particularly in cell culture, upstream manufacturing, downstream purification, assay development and wet lab techniques.

We have completed our 16,000+ square foot manufacturing build-out in Cleveland, Ohio. The first phase, completed in 2018, was a 6,000 square foot state-of-the-art cGMP production facility for the manufacturing of cell and gene therapies. The facility is designed to initially manufacture clinical drug products with intent of manufacturing commercial grade cGMP drug product. The second phase, completed in 2019, was the completion of an additional 8,000 square feet of state-of-the-art laboratory space to support our expanding quality control, process development, and assay development teams. The second phase also included nearly 2,000 square feet of cGMP Inventory Control space.

We have advanced our in-house manufacturing capabilities for pz-cel. The product is manufactured as a multilayer cellular sheet containing corrected keratinocytes that is fastened to a petrolatum gauze backing with surgical titanium ligating clips. Engineered sheets are applied over wound areas, where they provide keratinocytes with functional Type VII collagen, providing immediate wound coverage and allowing for long-term wound healing. A key component to the pz-cel drug product manufacturing process is the retroviral vector, which delivers the functional copy of the Collagen VII Alpha 1 cDNA to the autologous patient cells. Initially developed at the Indiana University Vector Production Facility, we have transferred the cGMP manufacturing process for the LZRSE-Col7A1 retroviral vector to our Cleveland facility and have demonstrated analytical comparability between IUVPF and Abeona-produced retroviral vector. In order to support licensure, we have produced three cGMP process validation lots and have also created and characterized a cGMP master cell bank and a working cell bank to support the cGMP production of the retroviral vector.

We have established AAV vector manufacturing capabilities that use the triple plasmid transient transfection method. We insert, or transfect, many copies of three DNA plasmids encoding the specific therapeutic gene sequence, or transgene, the capsid coding sequence, and helper sequences into AAV-293 cells using a serum-free, suspension-based bioreactor vector production technology. During an incubation period following transfection, each cell produces AAV vectors through biosynthesis using the cells’ natural machinery. At the end of the incubation period, the newly generated AAV vectors are harvested, filtered, and purified in a multi-step process.

We have established and maintained strong and collaborative relationships with third-party companies specializing in the testing of cell and gene therapy material to complement our process and assay development needs.

We have made significant investments in developing optimized manufacturing processes and believe that our processes and methods developed to date provide a comprehensive manufacturing process for pz-cel and AAV-based vector therapies, including:

●	sufficient scale to support commercial manufacturing requirements for pz-cel
●	processes related to biopsy, cell collection, storage and transportation as part of manufacturing for pz-cel
●	processes related to product release testing for pz-cel
●	processes related to the manufacture and release testing of retroviral vector
●	establishing transportation and packaging processes and materials for finished pz-cel product
●	proprietary AAV vector manufacturing processes and techniques that produce a highly purified product candidate
●	AAV serum-free suspension technology that is readily scalable
●	multiple assays to accurately characterize our process and the AAV vectors we produce
●	a series of purification processes, which may be adapted and customized for multiple different AAV capsids, with a goal of higher concentrations of active vectors, and that are essentially free of empty capsids.

We believe that these improvements will enable us to develop best-in-class, next-generation cell and gene therapy products. As we look to commercialize pz-cel (subject to FDA approval), we have filed our BLA to support commercial manufacturing of pz-cel from our Cleveland facility.

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

Our success may depend in part on our ability to obtain and maintain patents and other protections for commercially important technology, inventions, and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and other intellectual property rights of third parties. Our ability to stop third parties from making, having made, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we may not be granted patents with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We are actively seeking U.S. and international patent protection, together with our licensors, for a variety of technologies, including AAV capsids, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest, including RDEB, and methods for manufacturing, packaging, and transporting our product candidates. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use specific technologies in our research and development, and future commercialization.

Licensed Technologies and Intellectual Property

1.	Recessive Dystrophic Epidermolysis Bullosa

To support our EB franchise, we have licensed a patent family from Stanford University covering pz-cel and its use in the treatment of RDEB. Patents covering our investigational pz-cel product have been granted by the European Patent Office (EP3400287B1) and in other geographical regions, and are expected to expire in early 2037. Patent applications remain pending in the United States which, if granted, would be expected to expire in 2037. We have also filed United States and Canadian patent applications directed to the packaging and transport of pz-cel, which, if granted, are not expected to expire before 2040.

We may also rely on the additional protection afforded by data exclusivity (currently 12 years for biologics like pz-cel), other market exclusivity such as orphan drug exclusivity (currently seven years), and patent term extensions, where applicable.

2.	AIM™ Capsids

We have an exclusive license to an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. National stage applications directed to the AIM™ capsids have been filed in the United States, Europe and other geographical regions. The first U.S. patent in this patent family, U.S. Patent No. 10,532,110 (the “‘110 Patent”), was issued to UNC on January 14, 2020. The ‘110 Patent is entitled to 352 days of patent term adjustment, making its projected expiration date November 6, 2036. The second U.S. patent in this patent family, U.S. Patent No. 10,561,743 (the “‘743 Patent”), was issued to UNC on February 18, 2020. The ‘743 Patent is expected to expire on November 20, 2035. A third U.S. patent in this patent family, U.S. Patent No. 11,491,242 (the “‘242 Patent”) issued on November 8, 2022. The ‘242 Patent is entitled to 429 days of patent term adjustment and will not expire before January 22, 2037. Patents have also been granted in Australia (AU2015349759B2), Israel (IL252072), and Russia (RU2727015). We have exclusive rights to these patents under our license with UNC.

We also own a second patent family directed to certain AAV capsids and have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2039.

3.	CLN1 Disease (Infantile Batten Disease)

We have also licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). The first patent family is directed to optimized CLN1 genes and expression cassettes for use in treating CLN1 disease, which has applications pending in the United States, Europe, and other geographical regions. One U.S. patent in the first patent family, U.S. Patent No. 11,504,435 (the “‘435 Patent”), was issued to UNC on November 22, 2022. The ‘435 Patent is entitled to 578 days of patent term adjustment, making its projected expiration date January 12, 2039. The second patent family is directed to treating CLN1 disease using a combination of intrathecal and intravenous administrations, which has applications pending in the United States, Europe and other geographical regions. Patents issuing from applications in the second patent family will have a 20-year expiration date of no earlier than 2040. We have entered into agreements exclusively sublicensing these two CLN1 patent families to Taysha Gene Therapies, Inc.

4.	Rett Syndrome

We have licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. The patent family licensed from UNC at Chapel Hill are directed to viral genomes designed to regulate expression of the MeCP2 gene, which is mutated in patients with Rett Syndrome. This patent family has pending applications in the United States, Europe and other geographical regions. Patents issuing from these applications will have a 20-year expiration date of no earlier than 2039. The patent families licensed from U. Edinburgh and U. Glasgow are directed to expression cassettes for MeCP2 polypeptides and to synthetic MeCP2 polypeptides. The patent family directed to MeCP2 expression cassettes has pending applications in the United States, Europe and other geographical regions. The patent family directed to synthetic MeCP2 polypeptides has pending applications in the United States and other geographical regions. Patents issuing from applications in the Edinburgh patent families will have a 20-year expiration date of no earlier than 2038. In October 2020, we entered into an agreement exclusively sublicensing these UNC and University of Edinburgh patent rights to Taysha Gene Therapies.

5.	Multipartite AAV Delivery of Large Transgenes

We own a patent family directed to multipartite delivery of large transgenes using AAV vectors and have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2041.

We also own a pending U.S. provisional application directed to multipartite AAV delivery and its use for treating Stargardt disease.

6.	New AAV Capsids and Ophthalmic Disease Treatment via Para-retinal AAV Administration

We own a patent family directed to (i) novel AAV capsid proteins and (ii) treating ophthalmic diseases via para-retinal administration of AAV vectors, and have filed national stage applications in the United States, Europe, and other geographical regions. Patents issuing from these applications are not expected to expire before 2042.

7.	Treatment of Dominant Optic Atrophy and X-linked Retinoschisis

We own a pending PCT application (PCT/US2023/065877) directed to compositions and methods for treating dominant optic atrophy and x-linked retinoschisis. Patents issuing from future national stage applications of this PCT application are not expected to expire before 2043.

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

Under the PDUFA, each BLA must be accompanied by a substantial user fee that must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Corporate Information

Our principal executive office as well as our manufacturing and laboratory facilities are located at 6555 Carnegie Ave, 4th Floor, Cleveland, OH 44103. Our telephone number is (646) 813-4701.

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

As of December 31, 2023, we had 84 full-time employees. We have never experienced employment-related work stoppages and believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

Web Availability

We make available free of charge through our website, www.abeonatherapeutics.com, including our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission (“SEC”) as well as certain of our corporate governance policies, including the charters for the audit, compensation and nominating and corporate governance committees of the Board of Directors (the “Board”) and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us at: Abeona Therapeutics Inc. c/o Investor Relations, 6555 Carnegie Ave, 4th Floor, Cleveland, OH 44103. The SEC’s website, www.sec.gov, contains reports, proxy statements, and other information that we file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to the following:

●	Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and regulatory approval. Additionally, regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future.
●	If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize pz-cel, we will not be able to sell pz-cel.
●	Even if we receive regulatory approval for pz-cel, our lead drug candidate, we may not be able to successfully manufacture or commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Additionally, we may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.
●	We have received and may apply for additional designations such as breakthrough therapy designation, RMAT designation, fast track designation, and rare pediatric disease designation from the FDA intended to facilitate or encourage product candidate development. We may not receive any such designations or be able to maintain them. Moreover, any such designations may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
●	While certain of our product candidates have received orphan drug designation from the FDA, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	We could experience production problems in our manufacturing facility that result in delays in our development or commercialization programs. We might also experience delays in manufacturing if any of our vendors, contract laboratories or suppliers are found to be out of compliance with current Good Manufacturing Practice.
●	If we fail to comply with applicable regulations, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the suspension of a clinical trial or commercial sales or the closure of a manufacturing facility.
●	The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition.
●	We expect to rely on third parties, and these third parties may not perform satisfactorily. Additionally, our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated.
●	Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe and commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues.
●	We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.
●	We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.

●	Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.
●	The market may not accept any pharmaceutical products that we develop, and adverse public perception of gene therapy products may negatively affect demand for, or regulatory approval of, our product candidates.
●	We may be subject to federal, state, and foreign healthcare laws and regulations, including fraud and abuse laws, false claims laws, health information privacy and security laws and data privacy laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
●	Our rights to develop and commercialize our product candidates are subject to, in part, the terms and conditions of licenses granted to us by others.
●	If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation.
●	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court, and intellectual property litigation could cause us to spend substantial resources.
●	Third-parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	If we do not obtain patent term extension and data exclusivity for our product candidates, our business may be harmed.
●	We have experienced a history of losses; we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future. We do not have significant operating revenue and may never achieve profitability.
●	We expect to continue to need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or aspects thereof.
●	Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
●	The market price of our common stock may be volatile and adversely affected by several factors.
●	Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	Breaches of data security or unauthorized disclosures of personal information could effect our business or make us subject to liability.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our contract research organizations (“CROs’);
●	regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;
●	flaws in a clinical trial may not become apparent until the trial is well advanced;
●	clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	clinical trials of our product candidates may require us to provide follow-up patient visits for safety for a minimum of five years even if we were to terminate and/or abandon a product development program;
●	our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or fail to meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	we, the regulators, or IRBs may require the suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	changes in marketing approval and regulatory review policies or changes in or the enactment of additional statutes or regulations;
●	the cost of clinical trials of and marketing applications for our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate;
●	we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;
●	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials. For instance, the FDA or comparable foreign regulatory authorities may require changes to our study design that make further study impractical or not financially prudent;
●	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
●	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
●	we may make changes to our product candidates or their manufacturing process that necessitate additional studies or that result in our product candidates not performing as expected;
●	the FDA or comparable foreign regulatory authorities may disagree with our study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our contract manufacturer’s manufacturing facility for clinical and future commercial supplies;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a marketing application, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	if one of our product candidates does not receive marketing approval in one country, it may impact our ability to receive marketing approval in other countries;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

Delays in launching clinical trials resulting from FDA or other regulatory actions, such as a clinical hold letter, would delay the commercialization of our product candidates and our ability to generate revenue, which would have an adverse effect on our business. For example, in September 2019, we received a clinical hold letter in connection with our phase 3 clinical trial for pz-cel stating that the FDA would not provide approval for us to begin our planned phase 3 clinical trial for pz-cel until we submitted additional data points on transport stability of pz-cel to clinical sites. Although the FDA removed the clinical hold in December 2019 and provided clearance for us to proceed with our planned phase 3 clinical trial, we may encounter similar delays in our clinical studies in the future.

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

Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA or comparable foreign regulatory authorities can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior. The FDA may further grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA or comparable foreign regulatory authority approval for such product before we do, we would be prevented from launching our product for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority. FDA’s thinking around sameness with respect to gene therapies, and thus the circumstances when clinical superiority would need to be shown, is evolving. While the agency has issued guidance on the topic, certain decisions may need to be made on a case by case basis, given the novelty of the technology. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

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

There are several risks specific to the manufacturing process for pz-cel which require close attention. As an autologous product there are challenges associated with viability of biopsies as an incoming material. Due to variables such as the fragility of RDEB skin and site of the biopsy, initiation of autologous keratinocyte growth and expansion can be challenging or may be extended beyond the scheduled timing. Another concern during manufacturing is the slowing of cell proliferation, resulting in extended manufacturing time. If pre-release criteria are not met, the production process must be stopped, and a new biopsy must be obtained. If release criteria are out of range, epidermal sheets must be discarded and the manufacturing process must be repeated.

We currently do not have a backup manufacturer to supply clinical trial material for pz-cel. An alternative manufacturer would need to be qualified, through regulatory filings, which could result in delays to our clinical trial timeline. The regulatory authorities also may require additional clinical trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

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

We and our third-party suppliers, laboratories, and manufacturers may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we or our contract manufacturers will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon or by us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

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

Risks related to with commercializing our product candidates

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize pz-cel, we will not be able to sell pz-cel.

If we cannot obtain regulatory approval for pz-cel, we will not be able to generate revenue from this product candidate. As a result, our ability to generate revenue from product commercialization may be further delayed. We cannot assure you that we will receive the approvals necessary to commercialize pz-cel or any other product candidate we may develop in the future. In order to obtain FDA approval of pz-cel or any other product candidate requiring FDA approval, we must successfully complete an FDA BLA review. Obtaining FDA approval of any other product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review.

Delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive product revenues from, pz-cel or any other product candidate;
●	impose costly procedures on us; and
●	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject our BLA. In addition, the FDA could determine that we must test additional subjects or require that we conduct further studies with more subjects. We may never obtain regulatory approval for pz-cel, or any other future potential product candidate. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products or product candidates outside the U.S. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the U.S.

Even if we receive regulatory approval for pz-cel, our lead drug candidate, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of pz-cel will depend upon the product’s acceptance by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance for our drug candidate will depend on a number of factors, including:

●	actual and perceived efficacy and safety of pz-cel;
●	relative convenience, dosing burden and ease of administration;
●	potential or perceived advantages or disadvantages over alternative treatments;
●	potential post-marketing commitments imposed by regulatory authorities, such as patient registries;
●	strength of sales, marketing and distribution support;
●	price of our future products, both in absolute terms and relative to alternative treatments;
●	the effect of current and future healthcare laws on pz-cel; and
●	availability of coverage and reimbursement from government and other third party payers.

If our drug candidate is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

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

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by the government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products. In recent years, officials have made numerous proposals to change the health care system in the U.S. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations, and decisions, which relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing, or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons including new healthcare legislation or regulation and fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

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

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to develop our program.

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of $749.5 million through December 31, 2023. The net loss for the year ended December 31, 2023, was $54.2 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs.

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

As of December 31, 2023, our cash, cash equivalents, restricted cash and short-term investments were $52.6 million. Based upon our existing cash resources and our recently announced credit facility of up to $50 million, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of the issuance of our consolidated financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain potential regulatory approval for, and to potentially commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We may need to raise additional capital to fund our future operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. We expect to continue to spend substantial amounts on regulatory approval efforts, product development (including commercialization activities), and conducting potential future pre-clinical or clinical trials for our product candidates. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq that place limits on the number and dollar amount of securities that we may sell. If we fail to raise additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, obtain approval of our product candidates from the FDA and other regulatory authorities, or successfully commercialize any of our product candidates. In addition, we could be forced to delay, discontinue, or curtail product development, or forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes or applicable state tax law. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. As of December 31, 2023, we had net operating loss carryforwards aggregating $377.5 million.

Risks related to cybersecurity

Significant disruptions of information technology (“IT”) systems, breaches of data security, or unauthorized disclosures of personal information (including sensitive personal information) could adversely affect our business and could subject us to liability or reputational damage.

We operate information systems that contain limited amounts of client data. As a routine element of our business, we collect, analyze, and retain data pertaining to the clinical trials we conduct for our products. Unauthorized third parties could attempt to gain entry to such information systems to steal data or disrupt the systems or for financial gain. Like other companies we may experience threats and incursions to our data and systems, including malicious software and viruses, phishing, business email compromise and social engineering attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time.

We have implemented and maintain security systems measures and safeguards, which we believe to be reasonable, to protect our information systems and confidential information, including personal information, and that of our customers, clients and suppliers that is held or processed by us, against unauthorized access or disclosure and to prevent, detect, contain, respond to, and mitigate security-related threats and potential incidents. We undertake ongoing improvements to the security of our systems, connected devices, and information-sharing products in order to minimize potential vulnerabilities, in accordance with industry and regulatory standards. Despite such efforts, our safeguards may fail, or we may be subject to breaches of our security resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, our business or operations may be affected in the event our customers, clients and suppliers experience data security incidents, cyber-attacks or extended interruptions of their services or systems.

We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our planned manufacturing operations. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.

While we do not believe cybersecurity incidents have resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business, past and future incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, violations of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs to our customers or business partners, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel, resources and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to the Company’s competitiveness, stock price, and long-term shareholder value. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, regulatory actions by federal, state and non-U.S. governmental authorities, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

For information regarding our processes and practices related to information and cybersecurity, please see Item 1C of this report, “Cybersecurity”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C, Cybersecurity

Cybersecurity Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework, and have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated Director of Information Technology. Our processes include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, and data recovery testing on a periodic basis. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We also provide cybersecurity training to our employees and are formalizing an ongoing information security training program for active employees and relevant consultants to address matters such as phishing, email security, and training on data privacy.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to information systems. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Risks related to cybersecurity.”

Governance

Our Director of Information Technology, who reports to our CFO, is responsible for assessing and managing cybersecurity risks. Our Director of Information Technology has over 25 years of experience managing information technology and cybersecurity. He has a bachelor’s degree in electrical engineering from Wright State University as well as a master’s degree in business administration from Ashland University. He has certifications from various information technology vendors as well as experience in implementing security frameworks such as International Organization for Standardization (“ISO”) 27001 and National Institute of Standards and Technology (“NIST”).

We report on our information security program, including the results of periodic testing, to the Audit Committee of the Board of Directors. Our Board’s Audit Committee is responsible for overseeing our cybersecurity and information security procedures. The Audit Committee reviews management presentations concerning cybersecurity-related issues, including information security, technology risks, policies, and risk mitigation programs. The Audit Committee reports matters to the Board of Directors as needed. Our CFO, with the support of our Director of Information Technology and third-party consultants, assesses and manages cybersecurity risk, including preventing, mitigating, detecting, and addressing cybersecurity incidents, if any. Our CFO also works closely with other management positions and external legal counsel to ensure that we understands our cybersecurity risk management responsibilities.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cleveland, Ohio, where we currently lease 45,705 square feet of manufacturing, laboratory and office space. That lease expires in December 2030. We also lease 10,400 square feet of office space located in New York, New York. That lease expires in December 2030 and has been sublet as of December 31, 2023. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed for potential commercialization.

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

The number of record holders of our common stock as of March 6, 2024 was 248.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	179,001	$38.58	—
Equity compensation plans not approved by security holders:	—	$—	—
Total equity compensation plans	179,001	$38.58	—

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2023:

	Number of securities to Total number of shared (our units) purchased	Weighted average Average price paid per share (or unit)
	(a)
Shares delivered or withheld pursuant to restricted stock awards
October 1, 2023 - October 31, 2023	191	$4.12
November 1, 2023 - November 30, 2023	—	$—
December 1, 2023 - December 31, 2023	—	$—
	191	$4.12

(a) Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in this Form 10-K. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is pz-cel, investigational autologous, COL7A1 gene-corrected epidermal sheets, currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). We have announced positive data from the VIITAL™ study evaluating the efficacy, safety and tolerability of pz-cel. The VIITAL™ study met both its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. On September 25, 2023, we submitted a Biologics License Application (“BLA”) for pz-cel to the U.S. Food and Drug Administration (“FDA”). As part of the submission, we requested Priority Review, which, if granted, would shorten the FDA’s review period to six months from the filing acceptance of the BLA instead of ten months under standard review. In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of May 25, 2024.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing pz-cel drug product to support our planned commercial launch of pz-cel, if approved. Pz-cel study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility. As part of our commercial planning, we continue to engage with stakeholders across the healthcare system, including public and private payors, and healthcare providers to better understand market access and potential pricing for pz-cel. We have also begun discussions with high volume treatment centers of excellence to onboard them for pz-cel application upon potential FDA approval.

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

Recent Developments

On January 8, 2024, we entered into a $50 million credit facility with the Avenue Venture Opportunities Fund, L.P. The credit agreement, which has a term of three and a half years, includes a first tranche of $20 million at closing, a second tranche of $10 million of committed capital, and an additional accordion option to upsize the credit facility by an additional $20 million upon satisfaction of certain terms and conditions.

Additionally, the Bioresearch Monitoring (“BIMO”) inspection was conducted from January 22, 2024 through January 24, 2024 at our headquarters in Cleveland, Ohio, and reviewed the conduct and practices that pertain to the clinical studies of pz-cel. The FDA inspector did not issue any observations or FDA Form 483s during the inspection. The formal report from the FDA regarding the BIMO inspection will be received at a later date.  FDA’s BIMO program is a comprehensive program of on-site inspections, data audits, and remote regulatory assessments designed to monitor all aspects of the conduct and reporting of FDA regulated research. The BIMO program was established to assure the quality and integrity of data submitted to the agency in support of new product approvals and marketing applications.

Following the BIMO inspection, the BLA mid-cycle review meeting took place on January 25, 2024. The FDA reaffirmed its earlier indication that it does not currently plan to convene an Advisory Committee for pz-cel. In addition, the FDA advised that Risk Evaluation and Mitigation Strategies (REMS) are not anticipated for the pz-cel application at this time, though application review is ongoing, and reconfirmed the PDUFA target action date of May 25, 2024, on which an approval decision on the pz-cel BLA is expected.

Subsequent to the mid-cycle review meeting, the FDA completed a Pre-License Inspection (PLI) of our Cleveland, Ohio manufacturing facility related to our BLA for pz-cel. During the inspection, the FDA reviewed the facilities, systems, and processes at our Cleveland site. The FDA also observed the manufacturing process for pz-cel, as well as performance of in-process and release assays. The two-week PLI, which was conducted by five FDA inspectors, concluded on March 1, 2024. Upon completion of the inspection, a Form 483 was issued with observations related to process controls. On March 15, 2024, we submitted a response to the FDA, outlining already implemented and ongoing steps toward resolution that follow FDA guidance provided during the audit. In addition, the FDA completed the clinical study site inspections of the two clinical sites in the U.S. that enrolled subjects in the pivotal Phase 3 VIITAL™ study supporting the pz-cel BLA with no Form 483 observations noted.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2023 and December 31, 2022

	For the year ended December 31,		Change
($ in thousands)	2023	2022	$	%

Revenues:
License and other revenues	$3,500	$1,414	$2,086	148%

Expenses:
Royalties	1,605	450	1,155	257%
Research and development	31,091	28,965	2,126	7%
General and administrative	19,004	17,256	1,748	10%
Impairment of licensed technology	—	1,355	(1,355)	N/A
Loss/(gain) on operating lease right-of-use assets	(1,065)	2,511	(3,576)	(142)%
Impairment of construction-in-progress	—	1,792	(1,792)	N/A
Total expenses	50,635	52,329	(1,694)	(3)%

Loss from operations	(47,135)	(50,915)	3,780	(7)%

Interest income	2,117	431	1,686	391%
Interest expense	(418)	(736)	318	(43)%
Change in fair value of warrant liabilities	(11,695)	11,383	(23,078)	(203)%
Other income	2,943	141	2,802	1,987%
Net loss	$(54,188)	$(39,696)	$(14,492)	37%

N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the year ended December 31, 2023 was $3.5 million, as compared to $1.4 million for the same period of 2022. The revenues in both periods mainly result from clinical milestones achieved under a sublicense agreement we entered into with Taysha Gene Therapies in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome. In 2022, there was also $0.3 million in revenue consisting of the recognition of deferred revenue related to grants for the ABO-102 and ABO-101 development programs.

Royalties

Total royalty expenses were $1.6 million for the year ended December 31, 2023, as compared to $0.4 million for the same period of 2022, an increase of $1.2 million. The increase in expense was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett syndrome.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the year ended December 31, 2023 was $31.1 million, as compared to $29.0 million for the same period of 2022, an increase of $2.1 million. The increase in expenses was primarily due to an $2.2 million increase in salaries and $0.1 million in non-cash stock-based compensation costs due to increased headcount related to the filing of our BLA.

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

Total general and administrative expenses were $19.0 million for the year ended December 31, 2023, as compared to $17.3 million for the same period of 2022, an increase of $1.7 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.8 million;
●	increased pre-commercial preparation costs of $1.2 million;
●	increased non-cash stock-based compensation of $1.6 million; partially offset by
●	decreased other costs such as insurance, rent and offering costs of $2.9 million.

Impairment of licensed technology

Impairment of licensed technology was nil for the year ended December 31, 2023, as compared to $1.4 million in the same period of 2022. The licensed technology was for the ABO-102 and ABO-101 development programs and as a result of our shift in priorities in 2022, we determined the remaining value of the licensed technology had no future value and thus recorded an impairment charge of $1.4 million for the year ended December 31, 2022.

Loss/(gain) on operating lease right-of-use assets

The gain on operating lease right-of-use assets was $1.1 million for the year ended December 31, 2023, as compared to a loss on operating lease right-of-use assets of $2.5 million in the same period of 2022. The gain on operating lease right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference between the carrying value of the right-of-use lease assets and the related lease liabilities.

The loss on operating lease right-of-use assets for 2022 was related to a lease for a future manufacturing facility for the ABO-102 and ABO-101 development programs, which, as a result of our shift in priorities in 2022, we determined the remaining value of the portion of this lease had no future value and thus recorded an impairment charge of $1.6 million for the year ended December 31, 2022. In addition, we sublet a portion of our leased properties which indicated that a portion of the lease had a reduced future value and thus recorded impairment of $0.9 million for the year ended December 31, 2022.

Impairment of construction-in-progress

Impairment of construction-in-progress was nil for the year ended December 31, 2023, as compared to $1.8 million in the same period of 2022. The construction-in-progress was for a facility for the ABO-102 and ABO-101 development programs. As a result of our shift in priorities, we determined the remaining value of the construction-in-progress facility had no future value and thus, we recorded impairment of $1.8 million for the for the year ended December 31, 2022, which was net of a cash refund from the builder of $1.5 million.

Interest income

Interest income was $2.1 million for the year ended December 31, 2023, as compared to $0.4 million in the same period of 2022. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $0.4 million for the year ended December 31, 2023, as compared to $0.7 million in the same period of 2022. The decrease results primarily from the $5.0 million settlement payment made in November 2022 of a disputed liability owed to our prior licensor, REGENXBIO, Inc.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a loss of $11.7 million for the year ended December 31, 2023, as compared to a gain of $11.4 million in the same period of 2022.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant liabilities is primarily due to the fluctuation in our stock price year over year and a shorter term.

Other income

Other income was $2.9 million for the year ended December 31, 2023, as compared to $0.1 million in the same period of 2022. The change was primarily a result of $2.1 million in other income related to the impact of the employee retention credit that we submitted for 2020 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2023 and 2022

	For the year ended December 31,
($ in thousands)	2023	2022

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(37,009)	$(43,483)
Investing activities	208	(23,964)
Financing activities	37,057	43,173
Net increase (decrease) in cash, cash equivalents and restricted cash	$256	$(24,274)

Operating activities

Net cash used in operating activities was $37.0 million for the year ended December 31, 2023, primarily comprised of our net loss of $54.2 million and increases in operating assets and liabilities of $1.8 million partially offset by net non-cash charges of $19.0 million. Non-cash charges consisted primarily of $11.7 million of the change in fair value of warrant liabilities, $4.8 million of stock-based compensation and $2.2 million of depreciation and amortization.

Net cash used in operating activities was $43.5 million for the year ended December 31, 2022, primarily comprised of our net loss of $39.7 million and decrease in operating assets and liabilities of $5.9 million partially offset by net non-cash charges of $2.1 million.

Investing activities

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2023, primarily comprised of proceeds from maturities of short-term investments of $51.9 million and proceeds from the disposal of property and equipment of $0.2 million, partially offset by purchases of short-term investments of $51.6 million and capital expenditures of $0.3 million.

Net cash used in investing activities was $24.0 million for the year ended December 31, 2022, primarily comprised of purchases of short-term investments of $78.2 million and capital expenditures of $0.1 million, partially offset by proceeds from maturities of short-term investments of $52.6 million and proceeds from the disposal of property and equipment of $1.7 million.

Financing activities

Net cash provided by financing activities was $37.1 million for the year ended December 31, 2023, primarily comprised of proceeds of $14.4 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $23.0 million from our July 2023 direct placement offering of common stock.

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

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of December 31, 2023, our cash resources were $52.6 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments, as well as our credit facility with Avenue Venture Opportunities Fund, L.P, are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-K. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,659,882 shares of our common stock under the ATM Agreement and received $14.4 million of net proceeds during the year ended December 31, 2023. We sold 3,479,016 shares of our common stock under the ATM Agreement and received $12.8 million of net proceeds during the year ended December 31, 2022. Subsequent to December 31, 2023 and through March 1, 2024, we sold 724,659 shares of our common stock under the ATM Agreement resulting in $5.3 million in net proceeds.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and potential commercialization efforts. We have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. We expect to incur losses for the next several years as we continue to invest in commercialization, product research and development, preclinical studies, clinical trials, and regulatory compliance and cannot provide assurance that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable that was paid in 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement that was paid in 2022, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. As of December 31, 2023, we have recorded the payable to licensor in the contractual obligations as the one remaining payment due to REGENXBIO under the Settlement Agreement.

In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain as of December 31, 2023 and, if satisfied, the timing of payment for these amounts was not reasonably estimable as of December 31, 2023. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, certain contingent payments could become due upon potential BLA approval and sales of pz-cel related to such license agreements.

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

While our significant accounting policies are described in greater detail in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical to the judgements and estimates used in the preparation of our consolidated financial statements.

Leases

We account for leases pursuant to ASC 842, Leases (“ASC 842”). ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. We determine if an arrangement is a lease at inception or when amended. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated right-of-use assets and lease liabilities is performed at the lease commencement date or when amended. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. As we have no external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value, currency and borrowing term provided by financial institutions, adjusted for company and market specific factors. Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgement is involved in selecting an appropriate rate, and the rate selected for each lease will have an impact on the value of the lease liability and corresponding right-of-use lease asset in the consolidated balance sheets.

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

In June 2023, we terminated one of our operating leases for office space. The termination resulted in a gain of $1.1 million for the year ended December 31, 2023, representing the difference between the carry value of the right-of-use assets and the related lease liabilities. This gain is included in loss/(gain) on right-of-use lease assets in the consolidated statement of operations and comprehensive loss.

In June of 2023, we modified one of our operating leases for office space to add up to 14,032 square feet to our existing facility in Cleveland, Ohio. The lease modification resulted in the recognition of $0.4 million of additional right-of-use assets and related lease liabilities in our consolidated balance sheet during the year ended December 31, 2023.

On March 31, 2022, we announced that we were pursuing a strategic partner to take over development activities of ABO-102 and we were discontinuing development of ABO-101. As a result of this shift in priorities, we determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs had no future value and thus, we recorded an impairment charge of $1.6 million for the year ended December 31, 2022. In addition, we sublet a portion of our leased properties which indicated that a portion of the lease had a reduced future value and thus recorded impairment of $0.9 million for the year ended December 31, 2022. Both impairment charges are included in loss/(gain) on operating lease right-of-use assets in the consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-Lived Assets consist of property and equipment, licensed technology, and right-of-use (“ROU”) assets. We test our long-lived assets for impairment on an annual basis, or when events and circumstances indicate that the carrying value of an asset or group of assets may not be fully recoverable. If indicators are present or changes in circumstance suggest that impairment may exist. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, we measure the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The undiscounted future operating cash flows require considerable judgement and are sensitive to changes in underlying assumptions such as operating costs related to our current facilities, headcount requirements and our clinical costs. As a result, there can be no assurance that the estimates and assumptions made for purpose of our impairment determinations would prove to be an accurate predication of the future.

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

Exclusive Licenses

For licenses that are combined with other performance obligation, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. An output method is generally used to measure progress toward complete satisfaction of a milestone. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant cumulative revenue reversal would not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, we evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within our control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, we fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. We will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

There was no revenue recognized under this agreement during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, we have no contract assets or contract liabilities as a result of this transaction.

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

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. We evaluated whether the milestone conditions have been achieved and if it is probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue. We determined that these milestone payments are not within our control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, we have fully constrained the $26.5 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. We will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, we recognized $3.5 million and $1.0 million of revenue during the years ended December 31, 2023 and 2022, respectively, which amount related solely to variable consideration. As of December 31, 2023 and 2022, we do not have any contract assets or contract liabilities as a result of this transaction.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with ASC 718, Stock Based Compensation. We have share-based compensation plans under which incentive and qualified stock options and restricted shares may be granted to employees, directors, and consultants. We measure the cost of the employee/director/consultant services received in exchange for an award of equity instruments based on the fair value for employees and directors and vesting date fair value of the award for consultants. We use the Black-Scholes option pricing model to determine the fair value of options as of the grant date and the Hull White I lattice model as of any option repricing dates. The model used to determine the fair value of options includes assumptions for expected volatility, risk-free interest rate, dividend yield and estimated expected term. Expected volatility is estimated considering the Company’s own historical volatility. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. Expected term is estimated using the “simplified” method, as outlined in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” We use the closing price of our common stock as quoted on Nasdaq to determine the fair value of restricted stock. We account for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

Stock option-based compensation expense recognized for the years ended December 31, 2023 and 2022 was $1.4 million and $2.0 million, respectively. Restricted stock-based compensation expense recognized for the years ended December 31, 2023 and 2022 was $3.4 million and $1.1 million, respectively.

Warrants

We have issued warrants associated with capital raises from time to time. We determine the accounting and value of any issued warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The first step is to determine if the warrants are to be classified as either a liability or equity depending on the warrant terms. The second step is to then determine the value of the warrants. We measure the value of any liability classified warrants on their issuance date based on their fair value using the Black-Scholes pricing model. The model used to determine the fair value of these warrants utilizes certain unobservable inputs and this therefore considered a Level 3 fair value measurement. Inputs used in the model include assumptions for expected volatility, risk-free interest rate, dividend yield and estimated expected term. The liability classified warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including a potential change in control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s statement of operations. In addition, the inputs we utilized to value our warrant liabilities are highly subjective. The assumptions used in calculating the fair value of our warrant liabilities represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the fair value of the warrant liabilities may be materially different in the future.

The change in fair value of warrant liability recognized for the year ended December 31, 2023 resulted in a loss of $11.7 million. The change in fair value of warrant liability recognized for the year ended December 31, 2022 resulted in a gain of $11.4 million.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO 2013 framework.

Because we are a non-accelerated filer and smaller reporting company, Deloitte & Touche LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.abeonatherapeutics.com under the heading “Investors & Media—Corporate Governance—Governance—Governance Documents.” We intend to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. We shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to Abeona Therapeutics Inc., c/o Investor Relations, 6555 Carnegie Ave, 4th Floor, Cleveland, OH 44103.

Our corporate governance guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available on our website at www.abeonatherapeutics.com under the heading “Investors & Media—Corporate Governance—Governance—Governance Documents.” We shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to Abeona Therapeutics Inc., c/o Investor Relations, 6555 Carnegie Ave, 4th Floor, Cleveland, OH 44103.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is contained in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit Index

Exhibits:	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022)

3.3	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.3 of our Form 10-K filed on March 29, 2023).

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022).

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022).

4.1*	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

4.2*	2015 Equity Incentive Plan Amendment (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)

4.3	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on July 3, 2023)

4.5	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on January 8, 2024)

4.6	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on January 8, 2024)

10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)

10.3	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)

10.4	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)

10.5	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)

10.6*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri (incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 2021)

10.7*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley (incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 2021)

10.8*	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2022)

10.9	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)

10.10	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)

10.11+	Settlement Agreement and Mutual Release, dated November 12, 2021, between the Company and REGENXBIO Inc. (incorporated by reference to Exhibit 10.14 of our Form 10-K for the year ended December 31, 2021)

10.12	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022)

10.13	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022)

10.14+	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2022)

10.15	Retention Bonus Letter, dated June 15, 2023, to Vishwas Seschadri, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.16	Retention Bonus Letter, dated June 15, 2023, to Joseph Vazzano, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.17	Retention Bonus Letter, dated June 15, 2023, to Brendan O’Malley, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.18	Securities Purchase Agreement, dated July 3, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 3, 2023)

10.19	Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 8, 2024

10.20	Supplement to the Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 8, 2024)

14	Code of Business Conduct and Ethics

16	Letter from Whitley Penn addressed to the United States Securities and Exchange Commission, dated October 17, 2023 (incorporated by reference to Exhibit 16.1 of our Form 8-K filed on October 18, 2023)

19	Policy on Insider Trading and Confidentiality

21	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Whitley Penn LLP

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABEONA THERAPEUTICS INC.

Date: March 18, 2024	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2024	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 18, 2024	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2024	/s/ Leila Alland
Leila Alland, Director

Date: March 18, 2024	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date: March 18, 2024	/s/ Michael Amoroso
Michael Amoroso, Director
Chairman of the Board

Date: March 18, 2024	/s/ Faith L. Charles
Faith L. Charles, Director

Date: March 18, 2024	/s/ Christine Silverstein
Christine Silverstein, Director

Date: March 18, 2024	/s/ Donald A. Wuchterl
Donald A. Wuchterl, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Abeona Therapeutics Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Abeona Therapeutics Inc (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and statement of cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Direct Placement Offering — Refer to Note 9 to the financial statements

Critical Audit Matter Description

As more fully described in Note 9 to the financial statements, On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time. The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity.

We identified the assessment of the initial accounting for the Direct Placement Offering, specifically the accounting for the 2023 Pre-Funded Warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the 2023 Pre-Funded Warrants. Auditing these conclusions involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accounting for the 2023 Pre-Funded Warrants included the following, among others:

●	We obtained and read the agreements associated with the Direct Placement Offering, including the related 2023 Pre Funded Warrant agreements, and tested the accuracy and completeness of the significant terms identified by management for purposes determining the classification and earnings per share treatment.

●	With the assistance of professionals in our firm having expertise in the accounting treatment for equity instruments, including warrants, we evaluated the Company’s conclusions regarding the accounting treatment applied to the 2023 Pre-Funded Warrants, including the classification of warrants as equity and the treatment of shares associated with the 2023 Pre-Funded Warrants within weighted average number of shares of common stock outstanding.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 15, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Abeona Therapeutics Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Abeona Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2006 to 2023.

/s/ WHITLEY PENN LLP

Plano, Texas

March 29, 2023

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$14,473	$14,217
Short-term investments	37,753	37,932
Restricted cash	338	338
Other receivables	2,444	188
Prepaid expenses and other current assets	729	424
Total current assets	55,737	53,099
Property and equipment, net	3,533	5,741
Operating lease right-of-use assets	4,455	5,331
Other assets	277	43
Total assets	$64,002	$64,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,858	$1,811
Accrued expenses	5,985	3,991
Current portion of operating lease liability	998	1,773
Current portion of payable to licensor	4,580	—
Other current liabilities	1	204
Total current liabilities	13,422	7,779
Payable to licensor	—	4,163
Long-term operating lease liabilities	4,402	5,854
Warrant liabilities	31,352	19,657
Total liabilities	49,176	37,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 26,523,878 and 17,719,720 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	265	177
Additional paid-in capital	764,151	722,049
Accumulated deficit	(749,524)	(695,336)
Accumulated other comprehensive loss	(66)	(129)
Total stockholders’ equity	14,826	26,761
Total liabilities and stockholders’ equity	$64,002	$64,214

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the years ended December 31,
	2023	2022

Revenues:
License and other revenues	$3,500	$1,414

Expenses:
Royalties	1,605	450
Research and development	31,091	28,965
General and administrative	19,004	17,256
Impairment of licensed technology	—	1,355
Loss/(gain) on operating lease right-of-use assets	(1,065)	2,511
Impairment of construction-in-progress	—	1,792
Total expenses	50,635	52,329

Loss from operations	(47,135)	(50,915)

Interest income	2,117	431
Interest expense	(418)	(736)
Change in fair value of warrant liabilities	(11,695)	11,383
Other income	2,943	141
Net loss	$(54,188)	$(39,696)
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	(3,782)
Net loss attributable to Common Shareholders	$(54,188)	$(43,478)

Basic and diluted loss per common share	$(2.53)	$(5.53)

Weighted average number of common shares outstanding – basic and diluted	21,380,476	7,861,515

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	34	(99)
Foreign currency translation adjustments	29	(3)
Comprehensive loss	$(54,125)	$(43,580)

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Redeemable Preferred Stock						Additional		Accumulated Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	$—	—	$—	5,888,217	$1,472	$696,563	$(655,640)	$(27)	$42,368
Stock-based compensation expense	—	—	—	—	—	—	3,051	—	—	3,051
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	—	—	—	—	742,608	2	(7)	—	—	(5)
Issuance of common stock and stock purchase warrants in connection with private placement offering, net of offering costs and warrant liability	—	—	—	—	7,609,879	76	12,012	—	—	12,088
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	—	—	—	—	3,479,016	35	12,804	—	—	12,839
Issuance of Series A and Series B Convertible Redeemable Preferred Stock	1,000,006	17,974	250,005	4,494	—	—	—	—	—	—
Deemed dividends related to Series A and Series B Convertible Redeemable Preferred Stock	—	3,026	—	756	—	—	(3,782)	—	—	(3,782)
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	(1,000,006)	(21,000)	(250,005)	(5,250)	—	—	—	—	—	—
Reverse stock split adjustment	—	—	—	—	—	(1,408)	1,408	—	—	—
Net loss	—	—	—	—	—	—	—	(39,696)	—	(39,696)
Other comprehensive loss	—	—	—	—	—	—	—	—	(102)	(102)
Balance at December 31, 2022	—	$—	—	$—	17,719,720	$177	$722,049	$(695,336)	$(129)	$26,761
Stock-based compensation expense	—	—	—	—	—	—	4,768	—	—	4,768
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	—	—	—	—	1,859,869	18	(200)	—	—	(182)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	—	—	—	—	3,659,882	37	14,586	—	—	14,623
Issuance of common stock, net of offering costs under direct placement offering	—	—	—	—	3,284,407	33	22,948	—	—	22,981
Net loss	—	—	—	—	—	—	—	(54,188)	—	(54,188)
Other comprehensive income	—	—	—	—	—	—	—	—	63	63
Balance at December 31, 2023	—	$—	—	$—	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(54,188)	$(39,696)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,288	3,093
Stock-based compensation expense	4,768	3,051
Change in fair value of warrant liabilities	11,695	(11,383)
Non-cash impairment of licensed technology	—	1,355
Non-cash loss/(gain) on operating lease right-of-use assets	(1,065)	2,511
Non-cash impairment of construction-in-progress	—	1,792
Accretion and interest on short-term investments	(93)	(380)
Amortization of right-of-use lease assets	910	1,484
Non-cash interest	417	736
Loss on disposal of property and equipment	47	138
Gain on lease termination	—	(292)
Change in operating assets and liabilities:
Accounts receivable	—	3,000
Other receivables	(2,041)	(188)
Prepaid expenses and other current assets	(155)	1,953
Other assets	(234)	125
Accounts payable and accrued expenses	2,041	(4,108)
Lease liabilities	(1,196)	(1,382)
Change in payable to licensor	—	(5,000)
Other current liabilities	(203)	(292)
Net cash used in operating activities	(37,009)	(43,483)

Cash flows from investing activities:
Capital expenditures	(331)	(130)
Proceeds from disposal of property and equipment	204	1,734
Purchases of short-term investments	(51,636)	(78,212)
Proceeds from maturities of short-term investments	51,971	52,644
Net cash provided by (used in) investing activities	208	(23,964)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	14,408	12,839
Proceeds from sales of common stock under direct placement offering, net of issuance costs	22,981	—
Proceeds from sales of common stock and warrants in private offering, net of issuance costs	—	34,121
Proceeds from net settlement of restricted share awards	(182)	(5)
Payment of debt issuance cost	(150)	—
Proceeds from issuance of Series A and Series B Convertible Redeemable Preferred Stock, net of issuance costs	—	22,468
Redemption of Series A and Series B Convertible Redeemable Preferred Stock	—	(26,250)
Net cash provided by financing activities	37,057	43,173

Net increase (decrease) in cash, cash equivalents and restricted cash	256	(24,274)
Cash, cash equivalents and restricted cash at beginning of year	14,555	38,829
Cash, cash equivalents and restricted cash at end of year	$14,811	$14,555

Supplemental cash flow information:
Cash and cash equivalents	$14,473	$14,217
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$14,811	$14,555

Supplemental non-cash flow information:
Additions (deletions) to right-of-use lease assets in exchange for new or modifications to operating lease liabilities	$419	$(77)
Deletions to operating lease liabilities obtained from new operating lease liabilities resulting from modification of original lease arrangement	$—	$(369)

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. The Company’s lead clinical program is for pz-cel, an autologous, engineered cell therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat highly unmet, medically needed ophthalmic diseases using the novel AIM™ capsid platform that the Company has exclusively licensed from the University of North Carolina at Chapel Hill, and internal AAV vector research programs.

Reverse Stock Split

On June 30, 2022, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), to effectuate a reverse stock split of the Company’s outstanding common stock, par value $0.01 per share, at an exchange ratio of 25-to-1 (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 1, 2022. The number of authorized shares of common stock immediately after the Reverse Stock Split (“New Common Stock”) remains at 200,000,000 shares. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements were issued.

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for pz-cel and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its stock. The Company has incurred recurring losses since its inception, including net losses contributable to Common Shareholders of $54.2 million and $43.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $749.5 million. To date, the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments of $52.6 million as of December 31, 2023 in addition to the $20 million received in January 2024 as part of a credit facility with Avenue Venture Opportunities Fund, L.P. (see Footnote 15) and the $5.3 million in net proceeds from the Company’s common stock sales subsequent to December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next 12 months from the issuance date of these consolidated financial statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to pz-cel; (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include, but are not limited to, fair value of warrant liabilities, the incremental borrowing rate related to the Company’s operating leases and stock-based compensation. Due to the uncertainty inherent in such estimates, actual results could differ from these estimates and assumptions.

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

Restricted Cash

Restricted cash serves as collateral for leased office space.

Short-term Investments

Short-term investments consist of investments in U.S. government, U.S. agency and U.S. treasury securities. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Investments classified as current have maturities of less than one year. The Company reviews its short-term investments for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time.

Other Receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of December 31, 2023 and December 31, 2022, the Company had ERC receivables of $2.1 million and nil, respectively which was recorded in other receivables and as a component of other income in the consolidated statements of operations and comprehensive loss.

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

Licensed Technology

The Company has entered into agreements to license the rights to certain technologies. The Company records the purchase price paid for the license, which represents fair value, on its consolidated balance sheet. Licensed technology is amortized over the life of the patent or the agreement. The Company maintains licensed technology on its consolidated balance sheet until either the licensed technology agreement underlying it is completed or the asset becomes impaired. When the Company determines that an asset has become impaired, as discussed below, or the Company abandons a project, the Company writes down the carrying value of the related intangible asset to its fair value and recognizes an impairment charge in the period in which the impairment occurs.

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

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of December 31, 2023, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of December 31, 2023, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company operates in a single segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

Revenue Recognition

The Company accounts for contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. Amounts received prior to revenue recognition are recorded as deferred revenue.

Exclusive Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a performance obligation is distinct from the other performance obligations, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a performance obligation for its intended purpose without the receipt of the remaining performance obligation, whether the value of the performance obligation is dependent on the unsatisfied performance obligation, whether there are other vendors that could provide the remaining performance obligation, and whether it is separately identifiable from the remaining performance obligation. For licenses that are combined with other performance obligation, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. An output method is generally used to measure progress toward complete satisfaction of a milestone. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant cumulative revenue reversal would not occur. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenue as such amounts are incurred by the collaboration partner. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above under ASC 606.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, contract personnel, personnel-related expenses to support the Company’s administrative and operating activities, facility costs, professional expenses (i.e., legal expenses), investor relations fees and commercial readiness costs.

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

The Company accounts for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the consolidated financial statements. For the years ended December 31, 2023 and 2022, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. It is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company files U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations and most states have a four-year statute of limitations; however, the taxing authorities are allowed to review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. The Company currently does not have any open income tax audits.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share (Note 9). The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, and stock purchase warrants.

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the year ended December 31,
	2023	2022

Stock options	179,001	240,770
Restricted stock	2,448,169	816,958
Warrants	9,397,879	9,397,879
Total	12,025,049	10,455,607

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

The common stock warrants are accounted for as liabilities in the consolidated balance sheets at their estimated fair value because they are not indexed to the Company’s own stock. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss.

On July 6, 2023, the Company issued pre-funded warrants to purchase 2,919,140 shares of common stock, with an exercise price of $4.0299 per share. The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The new guidance was effective for the Company on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$8,406	—	(13)	$8,393
U.S. federal agency securities	29,413	—	(53)	29,360
Total available-for-sale, short-term investments	$37,819	—	(66)	$37,753

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury and federal agency securities	$38,032	—	(100)	$37,932
Total available-for-sale, short-term investments	$38,032	—	(100)	$37,932

As of December 31, 2023, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the consolidated balance sheets. Unrealized losses on available-for-sale securities as of December 31, 2023, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2023.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the years ended December 31, 2023 or 2022.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

		As of December 31,
	Useful lives (years)	2023	2022

Laboratory equipment	5	$6,935	$7,636
Furniture, software and office equipment	3 to 5	986	1,379
Leasehold improvements	Shorter of remaining lease term or useful life	8,603	8,605
Construction-in-progress		—	—
Subtotal		16,524	17,620
Less: accumulated depreciation		(12,991)	(11,879)
Total property and equipment, net		$3,533	$5,741

Depreciation and amortization on property and equipment was $2.3 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. The Company incurred a loss on disposal of equipment of $47,000 and $0.1 million during the years ended December 31, 2023 and 2022, respectively, which is reflected in other income in the consolidated statements of operations and comprehensive loss.

On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result, the Company determined the construction-in-progress that was dedicated to the ABO-101 and ABO-102 programs had no future value, and thus recorded an impairment charge of $1.8 million for the year ended December 31, 2022, which was net of a cash refund from the builder of $1.5 million.

NOTE 4 – LICENSED TECHNOLOGY

On May 15, 2015, the Company acquired Abeona Therapeutics LLC, which had an exclusive license through Nationwide Children’s Hospital to the AB-101 and AB-102 patent portfolios for developing treatments for patients with Sanfilippo Syndrome Type B and Sanfilippo Syndrome Type A, respectively. The license was being amortized to expense over the life of the license of 20 years. On March 31, 2022, the Company announced that it was pursuing a strategic partner to take over development activities of ABO-102 and that it was discontinuing development of ABO-101. As a result of this shift in priorities, the Company determined the remaining value of the licensed technology had no future value and thus recorded an impairment charge of $1.4 million for the year ended December 31, 2022. There is no remaining net value of licensed technology as of December 31, 2023 and December 31, 2022.

The following table provides a summary of licensed technology (in thousands):

	As of December 31,
	2023	2022

Licensed technology	$—	$2,156
Less accumulated amortization	—	(801)
Less impairment charge	—	(1,355)
Total licensed technology, net	$—	$—

Amortization expense on licensed technology was nil and approximately $29,000 for the years ended December 31, 2023 and 2022, respectively.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at December 31, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$1,034	$1,034	$—	$—
Short-term investments
U.S. treasury securities	8,393	8,393	—	—
U.S. federal agency securities	29,360	—	29,360	—
Total assets measured at fair value	$38,787	$9,427	$29,360	$—

Liabilities
Payable to licensor	$4,580	$—	$—	$4,580
Warrant liabilities	31,352	—	—	31,352
Total liabilities measured at fair value	$35,932	$—	$—	$35,932

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$12,923	$12,923	$—	$—
Short-term investments
U.S. treasury and federal agency securities	37,932	—	37,932	—
Total assets measured at fair value	$50,855	$12,923	$37,932	$—

Liabilities
Warrant liabilities	$19,657	$—	$—	$19,657
Total liabilities measured at fair value	$19,657	$—	$—	$19,657

Warrant Liabilities

As of December 31, 2023 and 2022, the Company had outstanding warrant liabilities related to the 2022 private placement that allow the holders to purchase 7,609,879 shares of common stock at an exercise price of $4.75 per share. The expiration date for these warrant liabilities is November 2027. As of December 31, 2023 and 2022, the Company had outstanding warrant liabilities related to the 2021 public offering that allow the holders to purchase 1,788,000 shares of common stock at an exercise price of $9.75 per share. The expiration date for these warrant liabilities is December 2026. The common stock warrants are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

	As of December 31,
	2023	2022

Beginning warrant liabilities	$19,657	$9,007
Fair value of warrants issued in connection with private offering	—	22,034
Loss (gain) recognized in earnings from change in fair value	11,695	(11,384)
Ending warrant liabilities	$31,352	$19,657

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

Assumptions used to estimate the fair value of the warrants in the Black-Scholes option-pricing model are as follows:

	As of December 31,
	2023	2022

Common share price	$5.01	$1.72 – $2.18
Expected term (years)	2.96 – 3.84	3.96 – 4.84
Risk-free interest rate (%)	3.84% – 3.92%	3.91% – 4.01%
Volatility (%)	100%	102.40% – 107.55%
Expected dividend yield (%)	0%	0%

NOTE 6 – SETTLEMENT LIABILITY

On November 12, 2021, the Company entered into a settlement agreement (“Settlement Agreement”) with the Company’s prior licensor REGENXBIO Inc. (“REGENXBIO”) to resolve all existing disputes between the parties. In accordance with the Settlement Agreement, the Company agreed to pay REGENXBIO a total of $30.0 million, payable as follows: (1) $20.0 million paid in November 2021 after execution of the Settlement Agreement, (2) $5.0 million on the first anniversary of the effective date of the Settlement Agreement (paid in November 2022), and (3) $5.0 million upon the earlier of (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement.

As of December 31, 2023 and 2022, the Company recorded the payable due to REGENXBIO in the consolidated balance sheet based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an effective interest rate of 9.6%. The present value of the amount due in November 2024 was $4.6 million and $4.2 million as of December 31, 2023 and 2022, respectively.

NOTE 7 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	As of December 31,
	2023	2022

Accrued employee compensation	$3,688	$2,593
Accrued contracted services and other	2,297	1,398
Total accrued expenses	$5,985	$3,991

NOTE 8 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company also leases office space in New York, New York, that the Company sublets. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

During 2023, the Company terminated one of its operating leases for office space. The termination resulted in a gain of $1.1 million representing the difference between the carry value of the right-of-use assets and the related lease liabilities. This gain was recorded in the year ended December 31, 2023, and is included in loss/(gain) on operating lease right-of-use assets in the consolidated statement of operations and comprehensive loss.

During 2023, the Company modified one of its operating leases for office space to add up to 14,032 square feet to the Company’s existing facility in Cleveland, Ohio. The lease modification resulted in the recognition of $0.4 million of additional right-of-use assets and related lease liabilities in the Company’s consolidated balance sheet during the year ended December 31, 2023.

During 2022, the Company announced a strategic partner to take over development activities of ABO-102 and that the Company was discontinuing development of ABO-101. As a result, the Company determined the portion of the lease that was dedicated to the future facility for the ABO-101 and ABO-102 programs, had no future value and thus, the Company recorded an impairment charge of $1.6 million for the year ended December 31, 2022 and is included in loss/(gain) on operating lease right-of-use assets in the consolidated statement of operations and comprehensive loss.

In November 2022, the Company entered into a sublease agreement with an unrelated third party to occupy approximately 5,700 square feet of the Company’s administrative offices in New York, New York. Because the future sublease income under the executed sublease agreement is less than the amount the Company pays its landlord, the Company recorded an impairment charge of $0.9 million for the year ended December 31, 2022. In April of 2023, the Company entered into a sublease agreement with an unrelated third party to occupy approximately 4,670 square feet of the Company’s administrative offices in New York, New York. The Company expects to receive $1.1 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	As of December 31,
	2023	2022

Current operating lease liability	$998	$1,773
Non-current operating lease liability	4,402	5,854
Total operating lease liability	$5,400	$7,627

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss, as determined by the underlying activities. The following table provides a summary of the components of lease costs and rent (in thousands):

	For the year ended December 31,
	2023	2022

Operating lease cost	$1,389	$1,865
Variable lease cost	358	434
Short-term lease cost	63	79
Total operating lease costs	$1,810	$2,378

Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2024	$998
2025	1,555
2026	791
2027	807
2028	823
Thereafter	1,693
Total undiscounted operating lease payments	6,667
Less: imputed interest	1,267
Present value of operating lease liabilities	$5,400

The weighted-average remaining term of the Company’s operating leases was 65 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.4% as of December 31, 2023.

The Company received $0.5 million and $0.1 million during the year ended December 31, 2023 and 2022, respectively, of sublease income which is recorded in other income on the consolidated statement of operations and comprehensive loss. Future cash receipts from the Company’s sublease agreements as of December 31, 2023 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2024	$634
2025	485
Total future cash receipts	$1,119

NOTE 9 – EQUITY

Series A and B Convertible Redeemable Preferred Stock

On May 2, 2022, the Company consummated an offering with certain institutional investors for the private placement of 1,000,006 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and 250,005 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). The shares, which have since been redeemed in accordance with their terms described below and were thus no longer outstanding as of December 31, 2022, had an aggregated stated value of $25.0 million. Each share of the Preferred Stock had a purchase price of $19.00, representing an original issue discount of 5% of the stated value. In connection with this offering, the Company had net proceeds of $22.5 million and recognized a deemed dividend of $3.8 million. In connection with this transaction, the Company placed $26.3 million into an escrow account for any future redemption which consisted of the gross proceeds of $25.0 million and the redemption value of $1.3 million.

The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of common stock at a conversion price of $11.25 per share. The holders of the Series A Preferred Stock and Series B Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares commencing after the earlier of the receipt of stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split and 60 days after the closing of the issuances of the Series A Preferred Stock and Series B Preferred Stock and until 90 days after such closing. The Company had the option to redeem the Series A Preferred Stock for cash at 105% of the stated value commencing after the 90th day following the closing of the issuance of the Series A Preferred Stock, subject to the holders’ rights to convert the shares prior to such redemption. As a result, the Preferred Stock was recorded separately from stockholders’ equity because it was redeemable upon the occurrence of redemption events that were considered not solely withing the Company’s control. As such, during the year ended December 31, 2022, the Company recognized $3.8 million in deemed dividends related to the Preferred Stock in the consolidated statements of operations and comprehensive loss and the consolidated statements of changes in stockholders’ equity.

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

Public Offerings

On December 21, 2021, the Company closed an underwritten public offering of 1,788,000 post-split shares of common stock at a public offering price of $9.75 post-split per share and stock purchase warrants to purchase 1,788,000 post-split shares of common stock at an exercise price of $9.75 post-split. The net proceeds to the Company were $16.0 million, after deducting $1.5 million of underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7.0 million recorded in common stock and additional paid-in capital. In the event of certain fundamental transactions involving the Company, the holders of the stock purchase warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs that are not considered indexed to the Company’s stock in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Therefore, the Company accounted for the stock purchase warrants as liabilities, which were recorded at the closing date fair value of $9.0 million which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to common stock issued and recorded as a component of equity.

As of December 31, 2023, there were 1,788,000 post-split stock purchase warrants outstanding. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets along with the holders of shares of common stock. There was no warrant activity during the year ended December 31, 2023, other than the change in fair value of the warrants.

Open Market Sale Agreement

On August 17, 2018, the Company entered into an open market sale agreement (as amended, the “ATM Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, the Company may sell from time to time, through Jefferies, shares of its common stock for an aggregate sales price of up to $150.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. The Company sold 3,659,882 and 3,479,016 shares of its common stock under the ATM Agreement during the years ended December 31, 2023 and 2022, respectively, resulting in net proceeds of $14.4 million and $12.8 million during the years ended December 31, 2023 and 2022, respectively. Subsequent to December 31, 2023 and through March 1, 2024, the Company sold 724,659 shares of its common stock under the ATM Agreement resulting in $5.3 million in net proceeds.

Private Placement Offering

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equaled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of commons stock. Total shares sold and converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively.

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

As of December 31, 2023, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the year ended December 31, 2023, other than the change in fair value of the warrants.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. None of the 2023 Pre-Funded Warrants have been exercised as of December 31, 2023. The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the year ended December 31, 2023 given their nominal exercise price.

NOTE 10 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. In addition, prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. As of December 31, 2023, there were 156,591 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of December 31, 2023, there were 859,400 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the year ended December 31,
	2023	2022

Research and development	$1,085	$925
General and administrative	3,683	2,126
Total stock-based compensation expense	$4,768	$3,051

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

The Company estimated the fair value of stock options granted in the periods presented utilizing a Black-Scholes option-pricing model utilizing the following assumptions:

	For the year ended December 31,
	2023*	2022

Expected volatility (%)	n/a	95.1% - 96.0%
Expected term (years)	n/a	6.07 - 6.08 years
Risk-free interest rate (%)	n/a	1.7% - 3.3%
Expected dividend yield (%)	n/a	0%

*	the Company did not grant any stock options in the year ended December 31, 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity for the 2015 Incentive Plan and the 2005 Incentive Plan during (there were no stock options granted under the 2023 Incentive Plan or the Inducement Plan during the year ended December 31, 2023):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	317,394	$38.40	7.57	$—
Granted	7,760	$5.30	—	$—
Cancelled/forfeited	(84,384)	$39.25	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2022	240,770	$37.04	6.42	$—
Granted	—	$—	—	$—
Cancelled/forfeited	(61,769)	$32.59	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2023	179,001	$38.58	6.83	$3
Exercisable	135,271	$38.49	6.64	$1
Unvested	43,730	$38.85	7.43	$2

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2023, the total compensation cost related to non-vested option awards not yet recognized was $1.4 million with a weighted average remaining vesting period of 1.3 years.

As of December 31, 2023, there are no options outstanding under the 2005 Incentive Plan. Further information regarding options outstanding under the 2015 Incentive Plan as of December 31, 2023 is summarized below:

			Weighted-Average			Weighted-Average
Range of Exercise Prices		Number of Options Outstanding	Remaining Life in Years	Exercise Price	Number of Options Exercisable	Remaining Life in Years	Exercise Price

$4.00	$22.75	20,240	8.0	$16.52	10,117	7.9	$17.47
25.50	47.00	106,081	6.5	33.45	88,874	6.3	33.09
54.50	58.50	52,480	7.2	56.98	36,080	7.2	56.98
164.75	183.50	200	5.1	164.75	200	5.1	164.75
		179,001			135,271

Restricted Stock:

The following table summarizes restricted stock award activity:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2021	97,260	$46.50
Granted	779,722	$3.12
Cancelled/forfeited	(32,498)	$38.80
Vested	(27,526)	$48.63
Outstanding at December 31, 2022	816,958	$5.35
Granted	1,958,159	$3.99
Cancelled/forfeited	(56,398)	$4.32
Vested	(270,550)	$5.59
Outstanding at December 31, 2023	2,448,169	$4.25

As of December 31, 2023, there was $7.9 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.3 years. The total fair value of restricted stock awards that vested was $1.5 million and $1.3 million during the years ended December 31, 2023 and 2022, respectively.

NOTE 11 – LICENSE/SUPPLIER AGREEMENTS

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company has not recognized any revenue during the years ended December 31, 2023 and 2022, respectively based on event-based-milestone payments. The Company has no contract assets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company does not have any contract liabilities as a result of this transaction.

Sublicense Agreement Relating to Rett Syndrome:

In October 2020, the Company entered into a sublicense agreement with Taysha for a gene therapy for Rett syndrome, including intellectual property related to MECP2 gene constructs and regulation of their expression. The agreement grants Taysha worldwide exclusive rights to intellectual property developed by scientists at the University of North Carolina at Chapel Hill, the University of Edinburgh and the Company, and the Company’s know-how relating to the research, development, and manufacture of the gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression.

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

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) other royalty-based payments based on net sales. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company has fully constrained the $26.5 million in event-based milestone payments until such time that it is probable that a significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized $3.5 million and $1.0 million in revenue during the years ended December 31, 2023 and 2022. The revenue recognized was related to clinical milestones achieved by our sublicensor as per the sublicense agreement noted above. As of December 31, 2023 and 2022, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of December 31, 2023 and 2022, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 12 – 401(k) PLAN

The Company has a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($22,500 in 2023 and $20,500 in 2022 for employees who are under age 50 and $30,000 in 2023 and $27,000 in 2022 for employees who are age 50 and older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, the Company invests the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0.3 million for the years ended December 31, 2023 and 2022.

NOTE 13 – INCOME TAXES

Income tax expense differs from the statutory amounts for each of the following years (in thousands):

	For the year ended December 31,
	2023	2022

Income taxes at U.S. statutory rate	$(11,379)	$(8,336)
State tax, net of federal benefit	(242)	—
Research and development credit	(1,137)	—
Valuation allowance	8,687	9,539
Change in fair value of warrant liabilities	2,456	—
Expired tax losses and credits	1,503	—
Expenses not deductible	112	(1,203)
Total tax expense	$—	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows (in thousands):

	For the year ended December 31,
	2023	2022

Deferred tax assets (liabilities):
Net operating loss carryforwards	$78,698	$75,544
General business credit carryforwards	4,752	4,497
State credits	2,780	2,780
Property, equipment and goodwill	887	380
Stock options	11,983	10,797
Intangible assets	615	612
Accruals	347	211
Capitalized research and development	8,843	5,480
Other	83	—
Gross deferred tax assets	108,988	100,301
Valuation allowance	(108,988)	(100,301)
Net deferred taxes	$—	$—

Net operating Loss and Other Carryforwards

As of December 31, 2023, the Company had $373.9 million of U.S. federal net operating loss carryforwards and $4.7 million of general business credit carryforwards. These carryforwards expire as follows (in thousands):

	Net operating loss carryforwards	General business credit carryforwards

2024	$8,711	$287
2025	2,370	182
2026	7,160	72
2027	9,977	93
2028	6,886	141
Thereafter	73,552	3,977
	$108,656	$4,752

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2023 and 2022, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to the change in ownership. The Company has not completed an ownership change analysis pursuant to Section 382. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities.

As of December 31, 2023, the Company had $265.2 million of U.S. federal net operating loss carryforwards that do not expire and can be carried forward indefinitely. Such net operating loss carryforwards can only be used to offset 80% of taxable income in any given tax year. The Company also has $3.6 million of state net operating loss carryforwards in varying amounts depending on the different state tax laws.

The Company acquired MacroChem Corporation on March 25, 2009, and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both of these corporations were loss-making entities at the time of acquisition. As a result, the net operating losses related to those acquisitions may be subject to annual limitations. The Company has not performed a study to determine whether or not there is such a limitation.

Valuation Allowance

At December 31, 2023 and 2022, the Company maintained a full valuation allowance on its deferred tax assets based on a history of cumulative losses. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. In 2023, the valuation allowance increased by approximately $8.7 million. In 2022, the valuation allowance increased by approximately $9.5 million.

Unrecognized Tax Benefits

At December 31, 2023 and 2022, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States. The Company is subject to U.S. federal and state examinations for 2020 and forward, and 2019 and forward, respectively. However, net operating losses are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2023 and 2022, there was no litigation against the Company.

NOTE 15 – SUBSEQUENT EVENTS

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P. , a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on January 8, 2024, the Company entered into a Supplement to the Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027 (the “Maturity Date”). The proceeds of the Loans are to be used for general corporate purposes.

The Loan principal is repayable in equal monthly installments beginning on April 8, 2025, with the possibility of deferring principal payments an additional nine to fifteen months contingent upon (i) the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher and (ii) the Company raising $90 million of cumulative equity and/or non-dilutive capital subsequent to the Closing Date. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%.

The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a prepayment fee equal to 3.00% of the principal amount of the Loans prepaid; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to 2.00% of the principal amount of the Loans; if prepayment occurs after the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to 1.00% of the principal amount of the Loans. A final payment fee of 5.00% of the principal amount of the funded Tranche 1, Tranche 2 Loans and Discretionary Tranche Loans is also due upon the Maturity Date or any earlier date of prepayment.

The Company’s obligations under the Loan Agreement are secured by a pledge of substantially all of the Company’s assets. Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5 million in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions. The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans.

Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations.

In addition, subject to applicable law and specified provisions set forth in the Supplement to the Loan and Security Agreement and solely to the extent permitted under applicable stock exchange rules without requiring stockholder approval, the Lenders may participate in certain equity financing transactions of the Company in an aggregate amount of up to $1 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transactions (such right, the “Participation Right”). The Participation Right automatically terminates upon the earliest of (i) July 1, 2027, (ii) such time that the Lenders have purchased $1 million of the Company’s equity securities in the aggregate pursuant to the Participation Right, and (iii) the repayment in full of all of the obligations under the Loan Agreement.

Warrants

On the Closing Date and pursuant to the funding of Tranche 1 of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrantholders”) warrants to purchase up to $480,000 and $1,920,000 worth of shares, respectively, of Company common stock (each, a “Warrant” and collectively, the “Warrants”). The Warrants expire on January 8, 2029 (the “Expiration Date”) and have an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrantholders would be entitled to receive the shares of common stock underlying the Warrant without payment of the exercise price.

The Warrantholders may exercise the Warrants at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Warrantholders may also exercise the Warrants on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the Warrants. The Warrants are subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

