Form 10-Q
period 2024-06-30
ABEONA THERAPEUTICS INC.
filed 2024-08-12
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 43,314,397 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$34,426	$14,473
Short-term investments	88,282	37,753
Restricted cash	338	338
Other receivables	1,640	2,444
Prepaid expenses and other current assets	1,218	729
Total current assets	125,904	55,737
Property and equipment, net	3,975	3,533
Operating lease right-of-use assets	4,024	4,455
Other assets	100	277
Total assets	$134,003	$64,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,099	$1,858
Accrued expenses	4,924	5,985
Current portion of long-term debt	2,222	—
Current portion of operating lease liability	1,792	998
Current portion payable to licensor	4,805	4,580
Other current liabilities	1	1
Total current liabilities	16,843	13,422
Long-term operating lease liabilities	3,018	4,402
Long-term debt	16,133	—
Derivative liabilities	668	—
Warrant liabilities	24,100	31,352
Total liabilities	60,762	49,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 41,661,993 and 26,523,878 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	417	265
Additional paid-in capital	846,654	764,151
Accumulated deficit	(773,696)	(749,524)
Accumulated other comprehensive loss	(134)	(66)
Total stockholders’ equity	73,241	14,826
Total liabilities and stockholders’ equity	$134,003	$64,002

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues:
License and other revenues	$—	$3,500	$—	$3,500

Expenses:
Royalties	—	1,575	—	1,575
Research and development	9,218	8,523	16,425	16,564
General and administrative	8,646	5,021	15,769	9,018
Gain on operating lease right-of-use assets	—	(1,065)	—	(1,065)
Total expenses	17,864	14,054	32,194	26,092

Loss from operations	(17,864)	(10,554)	(32,194)	(22,592)

Interest income	1,191	417	2,034	781
Interest expense	(1,072)	(103)	(2,024)	(204)
Change in fair value of warrant and derivative liabilities	24,927	(8,629)	7,626	(6,364)
Other income	224	2,215	386	2,618
Net Income (loss)	$7,406	$(16,654)	$(24,172)	$(25,761)

Basic income (loss) per common share	$0.19	$(0.92)	$(0.72)	$(1.48)
Dilutive loss per common share	$(0.26)	$(0.92)	$(0.72)	$(1.48)

Weighted average number of common shares outstanding:
Basic	40,010,481	18,017,874	33,662,908	17,464,026
Dilutive	51,226,715	18,017,874	33,662,908	17,464,026

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	50	(30)	(68)	34
Comprehensive income (loss)	$7,456	$(16,684)	$(24,240)	$(25,727)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity

Balance at March 31, 2024	27,550,693	$276	$772,129	$(781,102)	$(184)	$(8,881)
Stock-based compensation expense	—	—	1,323	—	—	1,323
Cancellation of common stock in connection with restricted share awards, net of issuances and shares settled for tax withholding settlement	(186,796)	(2)	(313)	—	—	(315)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,013,061	10	3,495	—	—	3,505
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Net income	—	—	—	7,406	—	7,406
Other comprehensive income	—	—	—	—	50	50
Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241

Six months ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	2,869	—	—	2,869
Cancellations of common stock in connection with restricted share awards, net of issuances and shares settled for tax withholding settlement	(49,296)	—	(329)	—	—	(329)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,902,376	19	9,943	—	—	9,962
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Net loss	—	—	—	(24,172)	—	(24,172)
Other comprehensive loss	—	—	—	—	(68)	(68)
Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Continued

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

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(24,172)	$(25,761)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	978	1,276
Stock-based compensation expense	2,869	1,697
Change in fair value of warrant and derivative liabilities	(7,626)	6,364
Non-cash gain of right-of-use lease assets	—	(1,065)
Accretion and interest on short-term investments	(66)	(74)
Amortization of right-of-use lease assets	431	450
Non-cash interest	735	204
(Gain) loss on disposal of property and equipment	(2)	47
Change in operating assets and liabilities:
Accounts receivable	—	(3,500)
Other receivables	804	(2,039)
Prepaid expenses and other current assets	(639)	(777)
Other assets	177	(65)
Accounts payable and accrued expenses	(121)	1,836
Lease liabilities	(590)	(622)
Other current liabilities	—	1
Net cash used in operating activities	(27,222)	(22,028)

Cash flows from investing activities:
Capital expenditures	(1,436)	(250)
Proceeds from disposal of property and equipment	18	179
Purchases of short-term investments	(89,890)	(14,156)
Proceeds from maturities of short-term investments	39,359	21,649
Net cash (used in) provided by investing activities	(51,949)	7,422

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	9,962	6,623
Payments related to net settlement of restricted share awards	(28)	(9)
Proceeds from underwritten sales of common stock, net of issuance costs	70,153	—
Proceeds from issuance of long-term debt	20,000	—
Payment of debt issuance costs	(963)	—
Net cash provided by financing activities	99,124	6,614

Net increase (decrease) in cash, cash equivalents and restricted cash	19,953	(7,992)
Cash, cash equivalents and restricted cash at beginning of period	14,811	14,555
Cash, cash equivalents and restricted cash at end of period	$34,764	$6,563

Supplemental cash flow information:
Cash and cash equivalents	$34,426	$6,225
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$34,764	$6,563

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$419
Derivative and warrant additions associated with loan and security agreement	$1,042	$—
Cash paid for interest	$1,290	$—
Cash paid for taxes	$7	$6

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. The Company’s lead clinical program is for pz-cel, an autologous, cell-based gene therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids that the Company has exclusively licensed from the University of North Carolina at Chapel Hill and developed internally through its AAV vector research programs.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2023 condensed consolidated balance sheet was derived from the audited statements but does not include all disclosures required by U.S. GAAP.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its stock. The Company has incurred recurring losses since its inception, including net losses of $24.2 million and $25.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of approximately $773.7 million. To date the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these unaudited interim condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments of $123.0 million as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

Other receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables. As of June 30, 2024 and December 31, 2023, the Company had ERC receivables of $1.6 million and $2.1 million, respectively.

Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that are of significance, or potential significance, to the Company.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of June 30, 2024, the Company’s available-for-sale investments were in certificates of deposits and securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of June 30, 2024, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential commons shares outstanding during the period using the treasury stock method and if-converted method. Dilutive potential securities result from outstanding restricted stock, stock options, stock purchase warrants and conversion features in the Company’s loan agreement. When the Company has a net loss during the period, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per share computations is as follows (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Numerator:
Net income (loss) used for basic net income (loss) per share	$7,406	$(16,654)	$(24,172)	$(25,761)
Effect of dilutive securities:
Fair value adjustments for warrant and derivative liabilities	(20,854)	—	—	—
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$(13,448)	$(16,654)	$(24,172)	$(25,761)

Denominator:
Weighted average number of common shares outstanding - basic	40,010,481	18,017,874	33,662,908	17,464,026
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	178,931	—	—	—
Shares of common stock underlying restricted stock	2,293,570	—	—	—
Shares of common stock issuable upon exercise of warrants	8,165,236	—	—	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	578,497	—	—	—
Dilutive potential common shares	11,216,234	—	—	—
Denominator for dilutive net income (loss) per share - adjusted weighted average shares used in computing net income (loss) per share - dilutive	51,226,715	18,017,874	33,662,908	17,464,026

Earnings per share:
Basic income (loss) per common share	$0.19	$(0.92)	$(0.72)	$(1.48)
Dilutive income (loss) per common share	$(0.26)	$(0.92)	$(0.72)	$(1.48)

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Shares of common stock issuable upon exercise of stock options	—	230,723	178,859	230,723
Shares of common stock underlying restricted stock	—	2,566,303	1,647,666	2,566,303
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	—	614,251	—
Shares of common stock issuable upon exercise of warrants	1,788,000	9,397,879	9,987,560	9,397,879
Total	1,788,000	12,194,905	12,428,336	12,194,905

In January 2024 as part of the Loan and Security Agreement, see Note 8, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s net bona fide round of equity financing before September 30, 2024 (the “2024 Loan Agreement Warrants”). In connection with the underwritten common stock offering consummated on May 7, 2024 pursuant to the terms of the 2024 Loan Agreement Warrants, the exercise price of the 2024 Loan Agreement Warrants was reduced to the lesser of (i) $4.07 per share and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances. Utilizing the exercise price of $4.07, which is the only known price at June 30, 2024, the Company included 589,681 of shares of common stock issuable upon exercise of the 2024 Loan Agreement Warrants for the six months ended June 30, 2024 and no shares for the three and six months ended June 30, 2023 in the table above.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its reportable segment disclosures.

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$68,918	—	(106)	$68,812
U.S. federal agency securities	5,998	—	(35)	5,963
Certificates of deposit	13,500	—	7	13,507
Total available-for-sale, short-term investments	$88,416	—	(134)	$88,282

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$8,406	—	(13)	$8,393
U.S. federal agency securities	29,413	—	(53)	29,360
Total available-for-sale, short-term investments	$37,819	—	(66)	$37,753

As of June 30, 2024, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the unaudited condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of June 30, 2024, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30, 2024.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three and six months ended June 30, 2024 or 2023.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	June 30, 2024	December 31, 2023

Laboratory equipment	5	$8,140	$6,935
Furniture, software and office equipment	3 to 5	1,057	986
Leasehold improvements	Shorter of remaining lease term or useful life	8,744	8,603
Subtotal		17,941	16,524
Less: accumulated depreciation		(13,966)	(12,991)
Total property and equipment, net		$3,975	$3,533

Depreciation and amortization are reflected in research and development and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), as determined by the underlying activities. Depreciation and amortization on property and equipment was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively and $1.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table provides a summary of financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

Description	Fair Value at June 30, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$33,380	$33,380	$—	$—
Short-term investments
U.S. treasury securities	68,812	68,812	—	—
U.S. federal agency securities	5,963	—	5,963	—
Certificates of deposit	13,507	13,507	—	—
Total assets measured at fair value	$121,662	$115,699	$5,963	$—

Liabilities
Payable to licensor	$4,805	$—	$—	$4,805
Derivative liabilities	668	—	—	668
Warrant liabilities	24,100	—	—	24,100
Total liabilities measured at fair value	$29,573	$—	$—	$29,573

Description	Fair Value at December 31, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$1,034	$1,034	$—	$—
Short-term investments
U.S. treasury securities	8,393	8,393	—	—
U.S. federal agency securities	29,360	—	29,360	—
Total assets measured at fair value	$38,787	$9,427	$29,360	$—

Liabilities
Payable to licensor	$4,580	$—	$—	$4,580
Warrant liabilities	31,352	—	—	31,352
Total liabilities measured at fair value	$35,932	$—	$—	$35,932

Warrant Liabilities

As of June 30, 2024 and December 31, 2023, the Company had the following outstanding warrant liabilities:

	June 30, 2024	December 31, 2023
Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	7,609,879	7,609,879
Warrants issued as part of the 2024 loan agreement, expiration date January 2029, exercise price equal to the lesser of (i) $4.07 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024	589,681	—

For the warrants issued as part of the 2024 loan agreement, the Company utilized the exercise price of $4.07, which is the only known price at June 30, 2024, to calculate the number of warrants in the table above.

The common stock warrants related to the 2021 Public Offering and the 2022 Private Placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants related to the Loan Agreement were determined to be liability classified under ASC 815 as the common stock warrants do not include an explicit share limit and the number of shares issuable under the warrant agreements are variable based on the exercise price. Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the consolidated statement of operations and comprehensive income (loss).

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2023	$31,352
Fair value of warrants issued in connection with Loan Agreement	220
Gain recognized in earnings from change in fair value	(7,472)
Warrant liabilities as of June 30, 2024	$24,100

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

	June 30, 2024	December 31, 2023

Common share price	$4.24	$5.01
Expected term (years)	2.46 – 4.53	2.96 – 3.84
Risk-free interest rate (%)	4.26% – 4.51%	3.84% – 3.92%
Volatility (%)	100.00% - 101.03%	100.00%
Expected dividend yield (%)	0%	0%

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

The following table provides a summary of the activity on the derivative liabilities (in thousands):

Derivative liabilities as of December 31, 2023	$—
Fair value of derivatives issued in connection with Loan Agreement	822
Gain recognized in earnings from change in fair value	(154)
Derivative liabilities as of June 30, 2024	$668

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

	June 30, 2024	December 31, 2023

Common share price	$4.24	—
Expected term (years)	3.00	—
Risk-free interest rate (%)	4.40%	—
Volatility (%)	97.78%	—

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

As of June 30, 2024, the Company recorded the payable due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an effective interest rate of 9.6%. The present value of the amount due in November 2024 was $4.8 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively.

NOTE 6 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	June 30, 2024	December 31, 2023

Accrued employee compensation	$3,423	$3,688
Accrued contracted services and other	1,501	2,297
Total accrued expenses	$4,924	$5,985

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

The Company has entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York, New York. The Company expects to receive $0.8 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	June 30, 2024	December 31, 2023

Current operating lease liability	$1,792	$998
Non-current operating lease liability	3,018	4,402
Total operating lease liability	$4,810	$5,400

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive income (loss), as determined by the underlying activities. The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Operating lease cost	$328	$353	$662	$708
Variable lease cost	122	116	196	215
Short-term lease cost	11	13	34	31
Total operating lease costs	$461	$482	$892	$954

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended June 30, 2024 and 2023 and $0.6 million for the six months ended June 30, 2024 and 2023.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2024, remainder	$886
2025	853
2026	791
2027	807
2028	823
Thereafter	1,693
Total undiscounted operating lease payments	5,853
Less: imputed interest	1,043
Present value of operating lease liabilities	$4,810

The weighted-average remaining term of the Company’s operating leases was 62 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.2% as of June 30, 2024.

The Company received sublease income, which is recorded in other income on the condensed consolidated statement of operations and comprehensive income (loss), of $0.1 million during the three months ended June 30, 2024 and 2023 and $0.3 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively. Future cash receipts from the Company’s sublease agreements as of June 30, 2024 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2024, remainder	$319
2025	485
Total future cash receipts	$804

NOTE 8 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	June 30, 2024	December 31, 2023

Loan Agreement Principal	$20,000	$—
Accreted final payment fee	162	—
Unamortized debt issuance costs and discounts	(1,807)	—
Total long-term debt	18,355	—
Less: current maturities	2,222	—
Long-term debt, net of current maturities	$16,133	$—

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on January 8, 2024, the Company entered into a Supplement to the Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027 (the “Maturity Date”).

The Loan principal is repayable in equal monthly installments beginning on April 8, 2025, with the possibility of deferring principal payments an additional nine to fifteen months contingent upon (i) the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher and (ii) the Company raising $90 million of cumulative equity and/or non-dilutive capital subsequent to the Closing Date. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. The interest rate as of June 30, 2024 was 13.50%.

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

As of June 30, 2024, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the six months ended June 30, 2024, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

Open Market Sale Agreement

On August 17, 2018, the Company entered into an open market sale agreement (as amended, the “ATM Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, the Company may sell from time to time, through Jefferies, shares of its common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC.

The Company sold 1,013,061 and 1,891,761 shares of its common stock under the ATM Agreement during the three months ended June 30, 2024 and 2023, respectively, resulting in net proceeds of $3.5 million and $6.4 million during the three months ended June 30, 2024 and 2023, respectively. The Company sold 1,902,376 and 1,990,321 shares of its common stock under the ATM Agreement during the six months ended June 30, 2024 and 2023, respectively, resulting in net proceeds of $10.0 million and $6.6 million during the six months ended June 30, 2024 and 2023, respectively.

Private Placement Offerings

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equaled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of commons stock. Total shares sold or converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively.

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

As of June 30, 2024, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the six months ended June 30, 2024, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of June 30, 2024. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity (deficit) section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2024 given their nominal exercise price.

Underwritten Offering

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised, leaving 5,442,656 2024 Pre-Funded Warrants outstanding as of June 30, 2024. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity (deficit) section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2024 given their nominal exercise price.

Common Stock Warrants related to the Loan and Security Agreement

On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrantholders”) warrants to purchase up to $480,000 and $1,920,000 worth of shares, respectively, of Company common stock (collectively, the “January Warrants”). The Warrants expire on January 8, 2029 (the “Expiration Date”) and upon issuance, had an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In connection with the underwritten common stock offering consummated on May 7, 2024, and pursuant to the term of the January Warrants, the exercise price of the January Warrants was reduced to the lesser of (i) $4.07 per share and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrantholders would be entitled to receive the shares of common stock underlying the January Warrants without payment of the exercise price. Assuming an exercise price of $4.07 per share, 589,681 shares of common stock would be issued in connection with the exercise in full of the January Warrants. The January Warrants do not include an explicit share limit and the number of shares issuable under the warrant agreements are variable based on the exercise price and therefore the January Warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815. On January 8, 2024, the January Warrants were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model.

The Warrantholders may exercise the January Warrants at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Warrantholders may also exercise the January Warrants on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the January Warrants. The January Warrants are subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

NOTE 10 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. In addition, prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Amended and Restated Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was initially approved by stockholders on May 17, 2023 and amended and restated to increase the number of shares of Common Stock reserved for issuance thereunder, which amendment and restatement was approved by stockholders on April 24, 2024. As of June 30, 2024, there were 1,783,571 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of June 30, 2024, there were 719,700 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2024	2023	2024	2023

Research and development	$224	$218	$570	$404
General and administrative	1,099	709	2,299	1,293
Total stock-based compensation expense	$1,323	$927	$2,869	$1,697

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

The Company did not grant any stock options in the six months ended June 30, 2024 and 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2023	179,001	$38.58	6.83	$3
Granted	—	$—	—	$—
Cancelled/forfeited	(142)	$43.71	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2024	178,859	$38.58	6.29	$1
Exercisable	151,580	$38.70	6.16	$1
Unvested	27,279	$37.85	7.03	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2024, the total compensation cost related to non-vested option awards not yet recognized was approximately $0.7 million with a weighted average remaining vesting period of 0.9 years.

Restricted Stock

The following table summarizes restricted stock award activity during the six months ended June 30, 2024:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2023	2,448,169	$4.25
Granted	180,200	$5.17
Cancelled/forfeited	(161,835)	$3.67
Vested	(818,868)	$4.80
Outstanding at June 30, 2024	1,647,666	$4.14

As of June 30, 2024, there was $6.0 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.1 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2024 was $3.9 million.

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

Under this arrangement, the Company recognized no revenue for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Under this arrangement, the Company recognized nil and $3.5 million in revenue during the three and six months ended June 30, 2024 and 2023, respectively based on event-based-milestone payments. The Company has no contract assets or contract liabilities as of June 30, 2024 and December 31, 2023 as a result of this transaction.

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

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of June 30, 2024 and December 31, 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 12 – SUBSEQUENT EVENTS

In July of 2024, the compensation committee of the board of directors granted various employees and directors restricted stock awards, under which the holders have the right to receive an aggregate of 1,659,484 shares of the Company’s common stock. Total stock compensation estimated for these awards at the time of grant was $8.0 million, with $7.3 million vesting in three equal annual installments and $0.7 million vesting in one annual installment. Pursuant to the terms of the awards, the shares not vested are forfeited upon separation from the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is pz-cel, investigational autologous, COL7A1 gene-corrected epidermal sheets, currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). In 2022, we announced positive data from the VIITAL™ study evaluating the efficacy, safety and tolerability of pz-cel. The VIITAL™ study met both its two co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. On September 25, 2023, we submitted a Biologics License Application (“BLA”) for pz-cel to the U.S. Food and Drug Administration (“FDA”).

In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel, and subsequently, under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of May 25, 2024. In April 2024, the FDA issued a Complete Response Letter (“CRL”) in response to the BLA. The CRL noted that certain additional information needed to satisfy the Chemistry Manufacturing and Controls (“CMC”) requirements of the pz-cel BLA must be satisfactorily resolved before the application can be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. On August 8, 2024 we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA. We expect to receive the FDA’s meeting minutes within the next few weeks and are on track to resubmit our BLA in the second half of 2024. Upon acceptance of the BLA, we expect the FDA to set a PDUFA date of six months from the date of submission.

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

Our development portfolio also features adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases using the novel AIM™ capsids that we have exclusively licensed from the University of North Carolina at Chapel Hill and developed internally through our AAV vector research programs.

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

Other Recent Developments

On May 7, 2024, we sold 12,285,056 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of our common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for our common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised, leaving 5,442,656 2024 Pre-Funded Warrants outstanding as of June 30, 2024.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

	For the three months ended June 30,		Change
($ in thousands)	2024	2023	$	%

Revenues:
License and other revenues	$—	$3,500	$(3,500)	(100)%

Expenses:
Royalties	—	1,575	(1,575)	(100)%
Research and development	9,218	8,523	695	8%
General and administrative	8,646	5,021	3,625	72%
Gain on right-of-use lease assets	—	(1,065)	1,065	(100)%
Total expenses	17,864	14,054	3,810	27%

Loss from operations	(17,864)	(10,554)	(7,310)	69%

Interest income	1,191	417	774	186%
Interest expense	(1,072)	(103)	(969)	941%
Change in fair value of warrant liabilities	24,927	(8,629)	33,556	(389)%
Other income	224	2,215	(1,991)	(90)%
Net income (loss)	$7,406	$(16,654)	$24,060	(144)%

License and other revenues

License and other revenues for the three months ended June 30, 2024 was nil as compared to $3.5 million for the same period of 2023. The revenue in 2023 consists of revenue resulting from achieving clinical milestones under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome.

Royalties

Total royalty expenses for the three months ended June 30, 2024 was nil as compared to $1.6 million for the same period of 2023. The decrease in expense was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended June 30, 2024 was $9.2 million, as compared to $8.5 million for the same period of 2023, an increase of $0.7 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.6 million; partially offset by:
●	decreased clinical and development work for our cell and gene therapy product candidates of $0.6 million which was due to the finalization of our clinical trials, excluding our long-term follow up trials, in 2023; and
●	decreased other costs of $0.3 million.

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

Total general and administrative expenses were $8.6 million for the three months ended June 30, 2024, as compared to $5.0 million for the same period of 2023, an increase of $3.6 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.1 million;
●	increased pre-commercial preparation costs of $1.1 million;
●	increased non-cash stock-based compensation of $0.4 million; and
●	increased other costs such as professional fees and recruiting of $1.0 million.

Gain of right-of-use lease assets

The gain on right-of-use lease assets was $1.1 million for the three months ended June 30, 2023. The gain on right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference of the right-of-use lease assets and the lease liabilities. There was no such gain during the three months ended June 30, 2024.

Interest income

Interest income was $1.2 million for the three months ended June 30, 2024, as compared to $0.4 million in the same period of 2023. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $1.1 million for the three months ended June 30, 2024, as compared to $0.1 million in the same period of 2023. The increase was primarily due to the credit facility entered into by the Company in January 2024, resulting in recognized interest expense of $1.0 million.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant and derivative liabilities was a gain of $24.9 million for the three months ended June 30, 2024, as compared to a loss of $8.6 million for the same period in 2023.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant and derivative liabilities was primarily due to the decrease in our stock price year over the year and a reduced term of each of the warrants and derivative liabilities.

Other income

Other income was $0.2 million for the three months ended June 30, 2024, as compared to $2.2 million in the same period of 2023. The change was primarily a result of $2.1 million in other income related to the impact of the employee retentional credit that was recorded in 2023.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

	For the six months ended June 30,		Change
($ in thousands)	2024	2023	$	%

Revenues:
License and other revenues	$—	$3,500	$(3,500)	(100)%

Expenses:
Royalties	—	1,575	(1,575)	(100)%
Research and development	16,425	16,564	(139)	(1)%
General and administrative	15,769	9,018	6,751	75%
Gain on right-of-use lease assets	—	(1,065)	1,065	(100)%
Total expenses	32,194	26,092	6,102	23%

Loss from operations	(32,194)	(22,592)	(9,602)	43%

Interest income	2,034	781	1,253	160%
Interest expense	(2,024)	(204)	(1,820)	892%
Change in fair value of warrant liabilities	7,626	(6,364)	13,990	(220)%
Other income	386	2,618	(2,232)	(85)%
Net loss	$(24,172)	$(25,761)	$1,589	(6)%

License and other revenues

License and other revenues for the six months ended June 30, 2024 was nil as compared to $3.5 million for the same period of 2023. The revenue in 2023 consists of revenue resulting from achieving clinical milestones under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome.

Royalties

Total royalty expenses for the six months ended June 30, 2024 was nil as compared to $1.6 million for the same period of 2023. The increase in expense was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett.

Research and development

Total research and development spending for the six months ended June 30, 2024 was $16.4 million, as compared to $16.5 million for the same period of 2023, a decrease of $0.1 million. The decrease in expenses was primarily due to:

●	decreased clinical and development work for our cell and gene therapy product candidates and other related costs of $2.6 million which was due the finalization of our clinical trials, excluding our long-term follow up trials, in 2023;
●	decreased other costs of $0.3 million, partially offset by:
●	increased salary and related costs of $2.8 million.

General and administrative

Total general and administrative expenses were $15.8 million for the six months ended June 30, 2024, as compared to $9.0 million for the same period of 2023, an increase of $6.8 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $2.0 million;
●	increased pre-commercial preparation costs of $2.4 million;
●	increased non-cash stock-based compensation of $1.0 million; and
●	increased other costs such as professional fees and recruiting of $1.4 million.

Gain of right-of-use lease assets

The gain on right-of-use lease assets was $1.1 million for the six months ended June 30, 2023. The gain on right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference of the right-of-use lease assets and the lease liabilities. There was no such gain during the six months ended June 30, 2024.

Interest income

Interest income was $2.0 million for the six months ended June 30, 2024, as compared to $0.8 million in the same period of 2023. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $2.0 million for the six months ended June 30, 2024, as compared to $0.2 million in the same period of 2023. The increase was primarily due to the credit facility entered into by the Company in January 2024, resulting in recognized interest expense of $1.8 million.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant and derivative liabilities was a gain of $7.6 million for the six months ended June 30, 2024, as compared to a loss of $6.4 million for the same period in 2023.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant and derivative liabilities was primarily due to the decrease in our stock price year over the year and a reduced term of each of the warrants and derivative liabilities.

Other income

Other income was $0.4 million for the six months ended June 30, 2024, as compared to $2.6 million in the same period of 2023. The change was primarily a result of $2.1 million in other income related to the impact of the employee retentional credit that was recorded in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2024 and 2023

	For the six months ended June 30,
($ in thousands)	2024	2023

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(27,222)	$(22,028)
Investing activities	(51,949)	7,422
Financing activities	99,124	6,614
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,953	$(7,992)

Operating activities

Net cash used in operating activities was $27.2 million for the six months ended June 30, 2024, primarily comprised of our net loss of $24.2 million and decreases in operating assets and liabilities of $0.4 million and net non-cash charges of $2.6 million. Non-cash charges consisted primarily of $(7.6) million of the change in fair value of warrant and derivative liabilities, $2.9 million of stock-based compensation and $1.0 million of depreciation and amortization.

Net cash used in operating activities was $22.0 million for the six months ended June 30, 2023, primarily comprised of our net loss of $25.8 million, increases in operating assets and liabilities of $5.1 million and net non-cash charges of $8.9 million.

Investing activities

Net cash used in investing activities was $51.9 million for the six months ended June 30, 2024, primarily comprised of proceeds from maturities of short-term investments of $39.4 million, offset by purchases of short-term investments of $89.9 million and capital expenditures of $1.4 million.

Net cash provided by investing activities was $7.4 million for the six months ended June 30, 2023, primarily comprised of proceeds from maturities of short-term investments of $21.6 million, partially offset by purchases of short-term investments of $14.2 million.

Financing activities

Net cash provided by financing activities was $99.1 million for the six months ended June 30, 2024, primarily comprised of $70.2 million in net proceeds from sales of common stock, $10.0 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $19.0 million from our January 2024 Loan Agreement.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2023, primarily comprised of $6.6 million in net proceeds from ATM sales of common stock.

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of June 30, 2024, our cash resources were $123.0 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,902,376 shares of our common stock under the ATM Agreement and received $10.0 million of net proceeds during the six months ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2024, as such term is defined in Rules 13a-15I and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of June 30, 2024 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 should be carefully considered.

The Complete Response Letter related to our Biologics License Application for pz-cel for the treatment of patients with recessive dystrophic epidermolysis bullosa may impair our ability to successfully commercialize pz-cel.

On April 16, 2024 we received a Complete Response Letter (a “CRL”) related to our Biologics License Application (“BLA”) for pz-cel for the treatment of patients with recessive dystrophic epidermolysis bullosa (“RDEB”). In the CRL, the FDA noted that certain additional information needed to satisfy Chemistry Manufacturing and Controls (“CMC”) requirements must be satisfactorily resolved before the application can be approved. On August 8, 2024 we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA. We expect to receive the FDA’s meeting minutes within the next few weeks and are on track to resubmit our BLA in the second half of 2024. Upon acceptance of the BLA, we expect the FDA to set a PDUFA date of six months from the date of submission. There can be no assurance that we will be able to satisfy the requirements of the CRL or the timeline on which we will be able to do so. A delay in receiving approval of the BLA could shorten any periods during which we may have the exclusive right to commercialize our pz-cel or allow our competitors to bring products to market before we do. This may impair our ability to successfully commercialize pz-cel. If any of the foregoing were to occur, our business, financial condition, results of operations, and prospects will be materially harmed.

Other than as set forth above, there have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2024:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2024 - April 30, 2024	—	$—
May 1, 2024 - May 31, 2024	—	$—
June 1, 2024 - June 30, 2024	66,683	$4.52
	66,683	$4.52

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

On April 25, 2024, Vishwas Seshadri, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, terminated a Rule 10b5-1 trading arrangement. On April 25, 2024, Joseph Vazzano, the Company’s Chief Financial Officer, terminated two Rule 10b5-1 trading arrangements. Each of the terminated trading arrangements were intended to satisfy the affirmative defense in Rule 10b5-1(c).

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference from our Form 8-K filed with the SEC on May 3, 2024).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date:	August 12, 2024	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

