Form 10-Q
period 2024-09-30
ABEONA THERAPEUTICS INC.
filed 2024-11-14
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2024 was 43,471,030 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended September 30, 2024

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about, among other things: the timing and outcome of the FDA’s review of our Biologics License Application resubmission for pz-cel; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that pz-cel could potentially benefit patients with RDEB; our belief in the adequacy of the clinical trial data from our VIITAL™ clinical trial, together with the data generated in the program to date, to support regulatory approvals; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: the timing and outcome of the FDA’s review of our resubmission of the Biologics License Application for pz-cel; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potential future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$15,726	$14,473
Short-term investments	93,975	37,753
Restricted cash	338	338
Other receivables	1,613	2,444
Prepaid expenses and other current assets	1,005	729
Total current assets	112,657	55,737
Property and equipment, net	4,058	3,533
Operating lease right-of-use assets	3,789	4,455
Other assets	88	277
Total assets	$120,592	$64,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,789	$1,858
Accrued expenses	5,210	5,985
Current portion of long-term debt	4,444	—
Current portion of operating lease liability	1,057	998
Current portion payable to licensor	4,921	4,580
Other current liabilities	1	1
Total current liabilities	18,422	13,422
Long-term operating lease liabilities	3,402	4,402
Long-term debt	14,206	—
Warrant liabilities	38,789	31,352
Total liabilities	74,819	49,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 43,404,706 and 26,523,878 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	434	265
Additional paid-in capital	849,388	764,151
Accumulated deficit	(803,965)	(749,524)
Accumulated other comprehensive loss	(84)	(66)
Total stockholders’ equity	45,773	14,826
Total liabilities and stockholders’ equity	$120,592	$64,002

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenues:
License and other revenues	$—	$—	$—	$3,500

Expenses:
Royalties	—	30	—	1,605
Research and development	8,941	7,148	25,366	23,712
General and administrative	6,404	4,156	22,173	13,174
Gain on operating lease right-of-use assets	—	—	—	(1,065)
Total expenses	15,345	11,334	47,539	37,426

Loss from operations	(15,345)	(11,334)	(47,539)	(33,926)

Interest income	1,189	593	3,223	1,374
Interest expense	(1,102)	(105)	(3,126)	(309)
Change in fair value of warrant and derivative liabilities	(15,156)	(1,101)	(7,530)	(7,465)
Other income	145	111	531	2,729
Net Loss	$(30,269)	$(11,836)	$(54,441)	$(37,597)

Basic and diluted loss per common share	$(0.63)	$(0.48)	$(1.41)	$(1.89)

Weighted average number of common shares outstanding - basic and diluted	48,081,758	24,797,564	38,504,273	19,942,613

Other comprehensive income (loss):
Change in unrealized gains (losses) related to available-for-sale debt securities	50	(33)	(18)	1
Foreign currency translation adjustments	—	29	—	29
Comprehensive loss	$(30,219)	$(11,840)	$(54,459)	$(37,567)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241
Stock-based compensation expense	—	—	1,804	—	—	1,804
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,742,713	17	(205)	—	—	(188)
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(30,269)	—	(30,269)
Other comprehensive income	—	—	—	—	50	50
Balance at September 30, 2024	43,404,706	$434	$849,388	$(803,965)	$(84)	$45,773

Nine months ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	4,673	—	—	4,673
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,693,417	17	(534)	—	—	(517)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,902,376	19	9,943	—	—	9,962
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(54,441)	—	(54,441)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance at September 30, 2024	43,404,706	$434	$849,388	$(803,965)	$(84)	$45,773

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity, Continued

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

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(54,441)	$(37,597)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,465	1,797
Stock-based compensation expense	4,673	3,254
Change in fair value of warrant and derivative liabilities	7,530	7,465
Gain of right-of-use lease assets	—	(1,065)
Accretion and interest on short-term investments	54	134
Amortization of right-of-use lease assets	666	680
Non-cash interest	1,146	309
(Gain) loss on disposal of property and equipment	(2)	52
Change in operating assets and liabilities:
Other receivables	831	(2,021)
Prepaid expenses and other current assets	(426)	(539)
Other assets	189	(96)
Accounts payable and accrued expenses	(200)	762
Lease liabilities	(941)	(904)
Other current liabilities	—	(5)
Net cash used in operating activities	(39,456)	(27,774)

Cash flows from investing activities:
Capital expenditures	(1,840)	(294)
Proceeds from disposal of property and equipment	18	187
Purchases of short-term investments	(146,527)	(48,219)
Proceeds from maturities of short-term investments	90,233	37,005
Net cash used in investing activities	(58,116)	(11,321)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	9,962	6,623
Proceeds from sales of common stock under direct placement offering, net of issuance costs	—	22,980
Payments related to net settlement of restricted share awards	(327)	(13)
Proceeds from underwritten sales of common stock, net of issuance costs	70,153	—
Proceeds from issuance of long-term debt	20,000	—
Payment of debt issuance costs	(963)	—
Net cash provided by financing activities	98,825	29,590

Net increase (decrease) in cash, cash equivalents and restricted cash	1,253	(9,505)
Cash, cash equivalents and restricted cash at beginning of period	14,811	14,555
Cash, cash equivalents and restricted cash at end of period	$16,064	$5,050

Supplemental cash flow information:
Cash and cash equivalents	$15,726	$4,712
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$16,064	$5,050

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$419
Derivative and warrant additions associated with loan and security agreement	$1,042	$—
Reclassification of derivative liability to equity	$1,135	$—
Changes in accrued property and equipment	$166	$—
Cash paid for interest	$1,980	$—
Cash paid for taxes	$7	$7

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its stock. The Company has incurred recurring losses since its inception, including net losses of $54.4 million and $37.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of approximately $804.0 million. To date the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these unaudited interim condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments of $110.0 million as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

Other receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables. As of September 30, 2024 and December 31, 2023, the Company had ERC receivables of $1.6 million and $2.1 million, respectively.

Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that are of significance, or potential significance, to the Company.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of September 30, 2024, the Company’s available-for-sale investments were in certificates of deposits and securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of September 30, 2024, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share. The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, conversion features of loan agreements, and stock purchase warrants.

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three and nine months ended September 30,
	2024	2023

Shares of common stock issuable upon exercise of stock options	177,138	223,323
Shares of common stock underlying restricted stock	3,268,414	2,308,924
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	—
Shares of common stock issuable upon exercise of warrants	9,987,560	9,397,879
Total	14,047,363	11,930,126

In January 2024 as part of the Loan and Security Agreement, see Note 8, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s net bona fide round of equity financing before September 30, 2024 (the “2024 Loan Agreement Warrants”). In connection with the underwritten common stock offering consummated on May 7, 2024, pursuant to the terms of the 2024 Loan Agreement Warrants, the exercise price was reduced to $4.07 per share and the shares issuable was calculated at 589,681 shares. On September 30, 2024, per the terms of the 2023 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively. The Company included these shares in the three and nine months ended September 30, 2024 as shares of common stock issuable upon exercise of warrants in the table above and no shares for the three and nine months ended September 30, 2023.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

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

NOTE 2 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$43,561	11	—	$43,572
U.S. federal agency securities	36,998	—	(135)	36,863
Certificates of deposit	13,500	40	—	13,540
Total available-for-sale, short-term investments	$94,059	51	(135)	$93,975

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$8,406	—	(13)	$8,393
U.S. federal agency securities	29,413	—	(53)	29,360
Total available-for-sale, short-term investments	$37,819	—	(66)	$37,753

As of September 30, 2024, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the unaudited condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of September 30, 2024, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and nine months ended September 30, 2024.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three and nine months ended September 30, 2024 or 2023.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	September 30, 2024	December 31, 2023

Laboratory equipment	5	$8,581	$6,935
Furniture, software and office equipment	3 to 5	1,113	986
Leasehold improvements	Shorter of remaining lease term or useful life	8,805	8,603
Subtotal		18,499	16,524
Less: accumulated depreciation		(14,441)	(12,991)
Total property and equipment, net		$4,058	$3,533

Depreciation and amortization are reflected in research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss, as determined by the underlying activities. Depreciation and amortization on property and equipment was $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively and $1.5 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table provides a summary of financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Description	Fair Value at September 30, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$15,193	$15,193	$—	$—
Short-term investments
U.S. treasury securities	43,572	43,572	—	—
U.S. federal agency securities	36,863	—	36,863	—
Certificates of deposit	13,540	13,540	—	—
Total assets measured at fair value	$109,168	$72,305	$36,863	$—

Liabilities
Payable to licensor	$4,921	$—	$—	$4,921
Warrant liabilities	38,789	—	—	38,789
Total liabilities measured at fair value	43,710	$—	$—	43,710

Description	Fair Value at December 31, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$1,034	$1,034	$—	$—
Short-term investments
U.S. treasury securities	8,393	8,393	—	—
U.S. federal agency securities	29,360	—	29,360	—
Total assets measured at fair value	$38,787	$9,427	$29,360	$—

Liabilities
Payable to licensor	$4,580	$—	$—	$4,580
Warrant liabilities	31,352	—	—	31,352
Total liabilities measured at fair value	$35,932	$—	$—	$35,932

Warrant Liabilities

As of September 30, 2024 and December 31, 2023, the Company had the following outstanding warrant liabilities:

	September 30, 2024	December 31, 2023
Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	7,609,879	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	—

The common stock warrants related to the 2021 Public Offering and the 2022 Private Placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants issued in connection with the Loan Agreement issuance were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock. Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the consolidated statement of operations and comprehensive loss.

In January 2024 as part of the Loan and Security Agreement, see Note 8, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 (the “2024 Loan Agreement Warrants”). In connection with the underwritten common stock offering consummated on May 7, 2024, pursuant to the terms of the 2024 Loan Agreement Warrants, the exercise price of was reduced to $4.07 per share and the shares issuable was calculated at 589,681 shares. On September 30, 2024, per the terms of the 2023 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2023	$31,352
Fair value of warrants issued in connection with the Loan Agreement	220
Loss recognized in earnings from change in fair value	7,217
Warrant liabilities as of September 30, 2024	$38,789

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	September 30, 2024	December 31, 2023

Common share price	$6.32	$5.01
Expected term (years)	2.21 – 4.27	2.96 – 3.84
Risk-free interest rate (%)	3.51% – 3.57%	3.84% – 3.92%
Volatility (%)	96.51% - 100.00%	100.00%
Expected dividend yield (%)	0%	0%

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

On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. At September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability and the derivative liability was reclassified to equity.

The following table provides a summary of the activity on the derivative liabilities (in thousands):

Derivative liabilities as of December 31, 2023	$—
Fair value of derivatives issued in connection with Loan Agreement	822
Loss recognized in earnings from change in fair value	313
Reclassification of derivative liability in connection with the Loan Agreement	(1,135)
Derivative liabilities as of September 30, 2024	$—

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

The following table outlines the key inputs for the Monte Carlo simulation model:

	September 30, 2024	December 31, 2023

Common share price	$6.32	—
Expected term (years)	2.75	—
Risk-free interest rate (%)	3.53%	—
Volatility (%)	93.79%	—

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

As of September 30, 2024, the Company recorded the payable due to REGENXBIO in the condensed consolidated balance sheets based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an effective interest rate of 9.6%. The present value of the amount due in November 2024 was $4.9 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. On November 13, 2024, the Company subsequently paid the remaining $5.0 million amount due per the Settlement Agreement.

NOTE 6 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	September 30, 2024	December 31, 2023

Accrued employee compensation	$3,736	$3,688
Accrued contracted services and other	1,474	2,297
Total accrued expenses	$5,210	$5,985

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

The Company has entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York, New York. The Company expects to receive $0.6 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	September 30, 2024	December 31, 2023

Current operating lease liability	$1,057	$998
Non-current operating lease liability	3,402	4,402
Total operating lease liability	$4,459	$5,400

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss, as determined by the underlying activities. The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Operating lease cost	$312	$340	$974	$1,048
Variable lease cost	96	66	292	281
Short-term lease cost	8	19	42	50
Total operating lease costs	$416	$425	$1,308	$1,379

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended September 30, 2024 and 2023 and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2024, remainder	$450
2025	853
2026	791
2027	807
2028	823
Thereafter	1,693
Total undiscounted operating lease payments	5,417
Less: imputed interest	958
Present value of operating lease liabilities	$4,459

The weighted-average remaining term of the Company’s operating leases was 61 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.1% as of September 30, 2024.

The Company received sublease income, which is recorded in other income on the condensed consolidated statement of operations and comprehensive loss, of $0.1 million during the three months ended September 30, 2024 and 2023 and $0.4 million during the nine months ended September 30, 2024 and 2023. Future cash receipts from the Company’s sublease agreements as of September 30, 2024 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2024, remainder	$160
2025	485
Total future cash receipts	$645

NOTE 8 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	September 30, 2024	December 31, 2023

Loan Agreement Principal	$20,000	$—
Accreted final payment fee	255	—
Unamortized debt issuance costs and discounts	(1,605)	—
Total long-term debt	18,650	—
Less: current maturities	4,444	—
Long-term debt, net of current maturities	$14,206	$—

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on January 8, 2024, the Company entered into a Supplement to the Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027 (the “Maturity Date”). As of September 30, 2024, the Tranche 2 is no longer available as the Company did not meet the Tranche 2 criteria.

The Loan principal is repayable in equal monthly installments beginning on April 8, 2025, with the possibility of deferring principal payments an additional nine to fifteen months contingent upon (i) the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher and (ii) the Company raising $90 million of cumulative equity and/or non-dilutive capital subsequent to the Closing Date. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. The stated interest rate and effective interest rate as of September 30, 2024 was 13.50% and 22.09%, respectively.

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

Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The Conversion Right required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. On January 8, 2024, the Conversion Right was recorded at the closing date fair value of $0.8 million which was based on a Monte Carlo simulation model. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrants and derivative liabilities in the condensed consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled. On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. At September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability and the derivative liability was reclassified to equity.

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

As of September 30, 2024, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the nine months ended September 30, 2024, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

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

The Company sold 1,902,376 and 1,990,321 shares of its common stock under the ATM Agreement during the nine months ended September 30, 2024 and 2023, respectively, resulting in net proceeds of $10.0 million and $6.6 million during the nine months ended September 30, 2024 and 2023, respectively. There were no sales under the ATM Agreement during the three months ended September 30, 2024 and 2023. Subsequent to September 30, 2024 and through November 12, 2024, the Company sold 309,075 shares of common stock under the ATM Agreement resulting in $1.9 million of net proceeds.

Private Placement Offerings

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equalled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of commons stock. Total shares sold or converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively.

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

As of September 30, 2024, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the nine months ended September 30, 2024, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of September 30, 2024. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2024 given their nominal exercise price.

Underwritten Offering

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised, leaving 5,442,656 2024 Pre-Funded Warrants outstanding as of September 30, 2024. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2024 given their nominal exercise price.

Common Stock Warrants related to the Loan and Security Agreement

On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrantholders”) warrants to purchase up to $480,000 and $1,920,000 worth of shares, respectively, of Company common stock (collectively, the “January Warrants”). The Warrants expire on January 8, 2029 (the “Expiration Date”) and upon issuance, had an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In connection with the underwritten common stock offering consummated on May 7, 2024, and pursuant to the term of the January Warrants, the exercise price of the January Warrants was reduced to $4.07 per share for 589,681 shares. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrantholders would be entitled to receive the shares of common stock underlying the January Warrants without payment of the exercise price. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price and therefore the January Warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. On September 30, 2024, per the terms of the January Warrants, the exercise price and the number of shares issuable became set at $4.07 per share and 589,681 shares, respectively.

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

NOTE 10 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. In addition, prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Amended and Restated Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was initially approved by stockholders on May 17, 2023 and amended and restated to increase the number of shares of Common Stock reserved for issuance thereunder, which amendment and restatement was approved by stockholders on April 24, 2024. As of September 30, 2024, there were 40,473 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of September 30, 2024, there were 685,500 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30, 2024		For the nine months ended September 30,
	2024	2023	2024	2023

Research and development	$485	$339	$1,055	$743
General and administrative	1,319	1,218	3,618	2,511
Total stock-based compensation expense	$1,804	$1,557	$4,673	$3,254

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

The Company did not grant any stock options in the nine months ended September 30, 2024 and 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2023	179,001	$38.58	6.83	$3
Granted	—	$—	—	$—
Cancelled/forfeited	(1,863)	$34.45	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2024	177,138	$38.62	6.09	$8
Exercisable	157,029	$38.91	5.99	$5
Unvested	20,109	$36.35	6.83	$3

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2024, the total compensation cost related to non-vested option awards not yet recognized was approximately $0.5 million with a weighted average remaining vesting period of 0.7 years.

Restricted Stock

The following table summarizes restricted stock award activity during the nine months ended September 30, 2024:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2023	2,448,169	$4.25
Granted	1,964,254	$4.89
Cancelled/forfeited	(169,860)	$3.73
Vested	(974,149)	$4.62
Outstanding at September 30, 2024	3,268,414	$4.56

As of September 30, 2024, there was $13.1 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.3 years. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2024 was $4.5 million.

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

Under this arrangement, the Company recognized no revenue for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Under this arrangement, the Company recognized nil and $3.5 million in revenue during the three and nine months ended September 30, 2024 and 2023, respectively based on event-based-milestone payments. The Company has no contract assets or contract liabilities as of September 30, 2024 and December 31, 2023 as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (“MPS IIIA”). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of September 30, 2024 and December 31, 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 12 – SUBSEQUENT EVENTS

Biologic License Application

On October 28, 2024, the Company resubmitted its Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for pz-cel, the Company’s investigational autologous cell-based gene therapy, as a potential new treatment for patients with RDEB. The FDA notified the Company on November 8, 2024 that the BLA was accepted for review, with an assigned Prescription Drug User Fee Act (“PDUFA”) target action date of April 29, 2025.

The BLA resubmission follows the Company’s Type A meeting in August 2024, where the Company aligned with the FDA on the content of the resubmission, including additional information to satisfy all Chemistry Manufacturing and Controls (“CMC”) requirements outlined in the Complete Response Letter (CRL) received in April 2024. In the CRL, the FDA required that certain additional information needed to satisfy CMC requirements be provided before the application could be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. The BLA resubmission is supported by clinical efficacy and safety data from the pivotal Phase 3 VIITAL™ study (NCT04227106) and a Phase 1/2a study (NCT01263379).

Lease Agreement

On October 18, 2024, the Company signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. The lease commences on January 1, 2025 and the lease term matches the term for the Company’s existing 6555 Carnegie Avenue facility. The additional space at the 6700 Euclid Avenue facility will allow the Company to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase pz-cel manufacturing capacity.

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

In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel, and subsequently, under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of May 25, 2024. In April 2024, the FDA issued a Complete Response Letter (“CRL”) in response to the BLA. The CRL noted that certain additional information needed to satisfy the Chemistry Manufacturing and Controls (“CMC”) requirements of the pz-cel BLA must be satisfactorily resolved before the application can be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. On August 8, 2024, we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA and on October 28, 2024, we resubmitted our BLA. The FDA notified the Company on November 8, 2024 that the BLA was accepted for review, with an assigned Prescription Drug User Fee Act (“PDUFA”) target action date of April 29, 2025.

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

Other Recent Developments

On October 18, 2024, we signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. The lease commences on January 1, 2025 and the lease term matches the term for our existing 6555 Carnegie Avenue facility. The additional space at the 6700 Euclid Avenue facility will allow us to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase pz-cel manufacturing capacity.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

	For the three months ended September 30,		Change
($ in thousands)	2024	2023	$	%

Expenses:
Royalties	$—	$30	$(30)	(100)%
Research and development	8,941	7,148	1,793	25%
General and administrative	6,404	4,156	2,248	54%
Total expenses	15,345	11,334	4,011	35%

Loss from operations	(15,345)	(11,334)	(4,011)	35%

Interest income	1,189	593	596	101%
Interest expense	(1,102)	(105)	(997)	950%
Change in fair value of warrant and derivative liabilities	(15,156)	(1,101)	(14,055)	1,277%
Other income	145	111	34	31%
Net loss	$(30,269)	$(11,836)	$(18,433)	156%

Royalties

Total royalty expenses for the three months ended September 30, 2024 was nil as compared to $30,000 for the same period of 2023. The decrease in expense was due to royalties owed to our licensors.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended September 30, 2024 was $8.9 million, as compared to $7.1 million for the same period of 2023, an increase of $1.8 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $0.7 million;
●	increased clinical and development work for our cell and gene therapy product candidates of $0.7 million which was due to the work on our BLA resubmission; and
●	increased other costs of $0.4 million.

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

Total general and administrative expenses were $6.4 million for the three months ended September 30, 2024, as compared to $4.2 million for the same period of 2023, an increase of $2.2 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $0.9 million;
●	increased pre-commercial preparation costs of $0.6 million;
●	increased non-cash stock-based compensation of $0.1 million; and
●	increased other costs such as professional fees and recruiting of $0.6 million.

Interest income

Interest income was $1.2 million for the three months ended September 30, 2024, as compared to $0.6 million in the same period of 2023. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $1.1 million for the three months ended September 30, 2024, as compared to $0.1 million in the same period of 2023. The increase was primarily due to the credit facility entered into by the Company in January 2024, resulting in recognized interest expense of $1.0 million.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant and derivative liabilities was a loss of $15.2 million for the three months ended September 30, 2024, as compared to a loss of $1.1 million for the same period in 2023.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price year over the year offset by a reduced term of each of the warrants and derivative liabilities.

Other income

Other income was $0.1 million for the three months ended September 30, 2024, as compared to $0.1 million in the same period of 2023. There was no change in period over period.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

	For the nine months ended September 30,		Change
($ in thousands)	2024	2023	$	%

Revenues:
License and other revenues	$—	$3,500	$(3,500)	(100)%

Expenses:
Royalties	—	1,605	(1,605)	(100)%
Research and development	25,366	23,712	1,654	7%
General and administrative	22,173	13,174	8,999	68%
Gain on right-of-use lease assets	—	(1,065)	1,065	(100)%
Total expenses	47,539	37,426	10,113	27%

Loss from operations	(47,539)	(33,926)	(13,613)	40%

Interest income	3,223	1,374	1,849	135%
Interest expense	(3,126)	(309)	(2,817)	912%
Change in fair value of warrant and derivative liabilities	(7,530)	(7,465)	(65)	1%
Other income	531	2,729	(2,198)	(81)%
Net loss	$(54,441)	$(37,597)	$(16,844)	45%

License and other revenues

License and other revenues for the nine months ended September 30, 2024 was nil as compared to $3.5 million for the same period of 2023. The revenue in 2023 consists of revenue resulting from achieving clinical milestones under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome.

Royalties

Total royalty expenses for the nine months ended September 30, 2024 was nil as compared to $1.6 million for the same period of 2023. The royalty expense in 2023 was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett.

Research and development

Total research and development spending for the nine months ended September 30, 2024 was $25.4 million, as compared to $23.7 million for the same period of 2023, an increase of $1.7 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $3.6 million, partially offset by:
●	decreased costs of clinical, development and regulatory work for our pz-cel product candidate and its associated BLA submission and resubmission and other related costs of $1.9 million.

General and administrative

Total general and administrative expenses were $22.2 million for the nine months ended September 30, 2024, as compared to $13.2 million for the same period of 2023, an increase of $9.0 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $2.9 million;
●	increased pre-commercial preparation costs of $3.1 million;
●	increased non-cash stock-based compensation of $1.1 million; and
●	increased other costs such as professional fees, legal and recruiting of $1.9 million.

Gain of right-of-use lease assets

The gain on right-of-use lease assets was $1.1 million for the nine months ended September 30, 2023. The gain on right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference of the right-of-use lease assets and the lease liabilities. There was no such gain during the nine months ended September 30, 2024.

Interest income

Interest income was $3.2 million for the nine months ended September 30, 2024, as compared to $1.4 million in the same period of 2023. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $3.1 million for the nine months ended September 30, 2024, as compared to $0.3 million in the same period of 2023. The increase was primarily due to the credit facility entered into by the Company in January 2024, resulting in recognized interest expense of $2.7 million.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant and derivative liabilities was a loss of $7.5 million for the nine months ended September 30, 2024 and 2023.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price year over the year offset by a reduced term of each of the warrants and derivative liabilities.

Other income

Other income was $0.5 million for the nine months ended September 30, 2024, as compared to $2.7 million in the same period of 2023. The change was primarily a result of $2.1 million in other income related to the impact of the employee retention tax credit that was recorded in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	For the nine months ended September 30,
($ in thousands)	2024	2023

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(39,456)	$(27,774)
Investing activities	(58,116)	(11,321)
Financing activities	98,825	29,590
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,253	$(9,505)

Operating activities

Net cash used in operating activities was $39.5 million for the nine months ended September 30, 2024, primarily comprised of our net loss of $54.4 million and decreases in operating assets and liabilities of $0.5 million and net non-cash charges of $15.5 million. Non-cash charges consisted primarily of $7.5 million of the change in fair value of warrant and derivative liabilities, $4.7 million of stock-based compensation, $1.1 million of non-cash interest expense and $1.5 million of depreciation and amortization.

Net cash used in operating activities was $27.8 million for the nine months ended September 30, 2023, primarily comprised of our net loss of $37.6 million, decreases in operating assets and liabilities of $2.8 million and net non-cash charges of $12.6 million.

Investing activities

Net cash used in investing activities was $58.1 million for the nine months ended September 30, 2024, primarily comprised of proceeds from maturities of short-term investments of $90.2 million, offset by purchases of short-term investments of $146.5 million and capital expenditures of $1.8 million.

Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2023, primarily comprised of proceeds from maturities of short-term investments of $37.0 million and proceeds from disposal of property and equipment of $0.2 million, offset by purchases of short-term investments of $48.2 million and capital expenditures of $0.3 million.

Financing activities

Net cash provided by financing activities was $98.8 million for the nine months ended September 30, 2024, primarily comprised of $70.2 million in net proceeds from sales of common stock, $10.0 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $19.0 million from our January 2024 Loan Agreement.

Net cash provided by financing activities was $29.6 million for the nine months ended September 30, 2023, primarily comprised of proceeds of $23.0 million from our direct placement offering and $6.6 million from open market sales of common stock pursuant to the ATM Agreement (as defined below).

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of September 30, 2024, our cash resources were $110.0 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,902,376 shares of our common stock under the ATM Agreement and received $10.0 million of net proceeds during the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2024, as such term is defined in Rules 13a-15I and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of September 30, 2024 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 16, 2024, we received a Complete Response Letter (a “CRL”) related to our Biologics License Application (“BLA”) for pz-cel for the treatment of patients with recessive dystrophic epidermolysis bullosa (“RDEB”). In the CRL, the FDA noted that certain additional information needed to satisfy Chemistry Manufacturing and Controls (“CMC”) requirements must be satisfactorily resolved before the application can be approved. On August 8, 2024, we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA and on October 28, 2024, we resubmitted our BLA. The FDA notified the Company on November 8, 2024 that the BLA was accepted for review, with an assigned Prescription Drug User Fee Act (“PDUFA”) target action date of April 29, 2025. A delay in receiving approval of the BLA could shorten any periods during which we may have the exclusive right to commercialize our pz-cel or allow our competitors to bring products to market before we do. This may impair our ability to successfully commercialize pz-cel. If any of the foregoing were to occur, our business, financial condition, results of operations, and prospects will be materially harmed.

Other than as set forth above, there have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2024:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2024 - July 31, 2024	1,055	$$5.11
August 1, 2024 - August 31, 2024	—	$—
September 1, 2024 - September 30, 2024	32,261	$$5.89
	33,316	$$5.87

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the fiscal quarter ended September 30, 2024, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 18, 2024, Vishwas Seshadri, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 104,985 shares of our common stock. The duration of the trading arrangement is until April 28, 2026, or earlier if all transactions under the trading arrangement are completed.

Joseph Vazzano, the Company’s Chief Financial Officer, adopted two Rule 10b5-1 trading arrangements on August 23, 2024 and August 26, 2024:

●	The arrangement adopted on August 23, 2024 provides for the sale from time to time of an aggregate of up to 14,979 shares of our common stock. The duration of the trading arrangement is until November 24, 2025, or earlier if all transactions under the trading arrangement are completed.

●	The arrangement adopted on August 26, 2024 provides for the sale from time to time of an aggregate of up to 5,500 shares of our common stock. The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

Each trading arrangement described is intended to satisfy the affirmative defense in Rule 10b5-1(c).

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:

3.1	Amended and Restated Bylaws of Abeona Therapeutics Inc. as of July 9, 2024 (incorporated by reference from our Form 8-K filed with the SEC on July 9, 2024).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference from our Form 8-K filed with the SEC on May 3, 2024).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 (unaudited) and December 31, 2023 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date:	November 14, 2024	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

