Form 10-K
period 2024-12-31
ABEONA THERAPEUTICS INC.
filed 2025-03-20
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-15771

ABEONA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0221517
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

6555 Carnegie Avenue, 4th Floor

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2024, was approximately $170,904,508.

The number of shares outstanding of the registrant’s common stock as of March 11, 2025 was 48,533,798.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: the outcome and timing of the U.S. Food and Drug Administration’s (“FDA”) review of the resubmission of our Biologics License Application for pz-cel; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; the FDA’s potential grant of a pediatric priority voucher (“PRV”) in connection with the pz-cel BLA; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that pz-cel could potentially benefit patients with RDEB; our belief in the adequacy of the clinical trial data from our VIITAL™ clinical trial, together with the data generated in the pz-cel program to date, to support pz-cel’s regulatory approval; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. These factors include: the timing and outcome of the FDA’s review of our resubmission of the Biologics License Application for pz-cel; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is for prademagene zamikeracel (“pz-cel”), an autologous, cell-based gene therapy currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). Pz-cel has been granted Orphan Drug and Rare Pediatric Disease (“RPD”) designations by the U.S. Food and Drug Administration (“FDA”) and Orphan Drug Designation by the European Medicines Agency (“EMA”).

We plan to continue development of adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases with high unmet need using the novel AIM™ capsids exclusively licensed from the University of North Carolina at Chapel Hill (“UNC”) and developed internally through our AAV vector research programs. Abeona’s novel, next-generation AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

Our Mission and Strategy

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is pz-cel, autologous, COL7A1 gene-corrected epidermal sheets, an investigational product currently in development for RDEB. In November 2022, we announced positive top-line data from the VIITAL™ study evaluating the efficacy, safety and tolerability of pz-cel. The VIITAL™ study met both its co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. In September 2023, we submitted a Biologics License Application (“BLA”) for pz-cel to the FDA. In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel, and subsequently, under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of May 25, 2024. In April 2024, the FDA issued a Complete Response Letter (“CRL”) in response to the BLA. The CRL noted that certain additional information needed to satisfy the Chemistry Manufacturing and Controls (“CMC”) requirements of the pz-cel BLA must be satisfactorily resolved before the application can be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. In August 2024, we completed a Type A Meeting with the FDA to discuss the forthcoming resubmission of our BLA and in October 2024, we resubmitted our BLA. The FDA notified the Company in November 2024 that the BLA was accepted for review, with an assigned PDUFA target action date of April 29, 2025.

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

Developing Novel In-Vivo Gene Therapies Using AIM™ Capsid Technology.

We are researching and developing AAV-based gene therapies using novel AAV capsids both derived from the licensed AIM™ Capsid Technology Platform and invented by the Company. We plan to continue to develop chimeric AAV capsids capable of improved tissue targeting for various indications and that can potentially evade immunity to wild-type AAV vectors.

Leveraging our Leadership Position in Commercial-Scale Cell and Gene Therapy Manufacturing.

We established current Good Manufacturing Practice (“cGMP”), clinical-scale manufacturing capabilities for engineered cell therapies and AAV-based gene therapies in our state-of-the-art Cleveland, Ohio facility. We believe that our manufacturing platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, reduced cost, and faster times to market. We have focused on establishing internal CMC capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

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

Maintaining and Growing our IP Portfolio.

We seek patent rights for various aspects of our programs, including vector engineering and construct design, our production process, and all features of our clinical products including compositions of matter and methods of manufacture, administration, and delivery. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent rights for promising aspects of our product engine and product candidates.

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

Similar to other rare diseases, the incidence and prevalence of RDEB are not well defined. Incidence of 0.2 to 3.05 per million births and prevalence of 0.14 to 1.35 per million people have been observed across different geographies, primarily estimated by limited population analyses of clinical databases or registries (Eichstadt et al.; Clinical, Cosmetic and Investigational Dermatology, 2019). Using genetic modeling of COL7A1 variants, Stanford University estimated the incidence of RDEB to be approximately 63 per million births, and prevalence could be up to 3,850 patients in the U.S., whose wounds may benefit from COL7A1-mediated treatments such as pz-cel. Based on claims analysis, we estimate that approximately 750 moderate to severe RDEB patients in the U.S. would be pz-cel eligible patients at the time of a potential pz-cel launch (Clearview Claims Analysis, 2024).

RDEB patients have active disease, with the majority of their wounds typically greater than 20 cm2 in size (Stanford University; Solis, D., et al., 2017). In 2020, a survey of RDEB patients reported that approximately 60% have active wounds covering greater than 30% of their bodies (Bruckner et al.; Orphanet Journal of Rare Diseases, 2020). Wounds covering up to approximately 80% of body surface area have been recorded in some EB patients (Hirsch et al.; Nature Research, 2017).

In our VIITALTM phase 3 and phase 1/2a clinical trials, pz-cel was applied as a one-time surgical procedure onto RDEB wounds and has shown up to 8 years of durable wound healing and associated pain reduction even in the tough large, chronic RDEB wounds. Patients evaluated in the VIITALTM phase 3 trial had large wounds (> 20cm2) and, on average, had wounds that remained open for 6.2 years, and in some cases up to 21 years, prior to pz-cel treatment. Most RDEB patients have large and chronic wounds that carry the highest burden, including the need for frequent lengthy dressing changes, pain, pruritus (itch), risk of infection, and developing skin cancer.

Current Management of RDEB

Standard of care in RDEB wound management currently consists of lengthy and labor-intensive supportive care to limit contamination and infection, and reduction in mechanical forces that produce new blisters. Care usually includes treatment of new blisters by lancing and draining. Wounds are then dressed with non-adherent material, covered with padding for stability and protection, and secured with an elastic wrap for integrity. In a cost analysis conducted by Debra of America, based on 3,274 patient health insurance claims from private insurance, the annual cost of care for dystrophic epidermolysis bullosa (DEB) was found to be 465% greater than the annual cost to the healthcare system from all people. The cost of wound care supplies could be as high as $996,000 per year.

RDEB patients also have periodic surgeries to relieve disease related issues such as narrowing of their esophagus, fusing of fingers, and corneal abrasions.

In 2023, Vyjuvek® and Filsuvez® were approved by the FDA for treatment of wounds associated with DEB and wounds associated with Junctional (JEB) and DEB, respectively.

RDEB patients continue to seek durable treatments for addressing their wounds in the current treatment landscape.

Program Status

Pz-cel is an investigational product comprised of autologous epidermal sheets in which a functioning COL7A1 gene is inserted into a patient’s own skin cells (keratinocytes) using a retrovirus. The keratinocytes are then grown into credit card-sized sheets and surgically applied to the patient to restore Type VII collagen expression and skin function.

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

In November 2022, we announced positive topline data from our VIITAL™ study. The pivotal phase 3 VIITAL™ study evaluated the efficacy, safety, and tolerability of pz-cel in 43 large chronic wound pairs in 11 subjects with RDEB. The large chronic wounds randomized and treated in VIITAL™ measured greater than 20 cm2 of surface area and had remained open for a minimum of six months and a maximum of 21 years (mean 6.2 years). The co-primary endpoints of the study were assessed at the six-month timepoint for: (1) the proportion of RDEB wound sites with greater than or equal to 50% healing from baseline, comparing randomized treated with matched untreated (control) wound sites, as determined by direct investigator assessment; and (2) pain reduction associated with wound dressing change assessed by the mean differences in scores of the Wong-Baker FACES® Pain Rating Scale between randomized treated and matched untreated (control) wounds.

The VIITAL™ study met both co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. Pz-cel was shown to be well-tolerated with no serious treatment-related adverse events observed, consistent with past clinical experience. There were no deaths or instances of positive replication-competent retrovirus results, and no systemic immunologic responses were reported during the study, as well as no squamous cell carcinoma at treatment sites after application of pz-cel. Two subjects reported at least one serious adverse event unrelated to pz-cel. Four subjects reported related treatment emergent adverse events, including procedural pain, muscle spasms and pruritis. Infections unrelated to pz-cel were observed in eight patients.

In September 2023, we submitted a BLA for pz-cel to the FDA. In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel, and subsequently, under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of May 25, 2024. In April 2024, the FDA issued a Complete Response Letter (“CRL”) in response to the BLA. The CRL noted that certain additional information needed to satisfy the Chemistry Manufacturing and Controls (“CMC”) requirements of the pz-cel BLA must be satisfactorily resolved before the application can be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. In August 2024, we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA and in October 2024, we resubmitted our BLA. The FDA notified the Company in November 2024 that the BLA was accepted for review, with an assigned PDUFA target action date of April 29, 2025. Pz-cel has been granted Regenerative Medicine Advanced Therapy (“RMAT”), Breakthrough Therapy, Orphan Drug and RPD designations by the by the FDA as well as Orphan Drug designation by the EMA.

Among the potential benefits of Orphan Drug designation are a potential seven years of market exclusivity following FDA approval, potentially preventing FDA approval of another product deemed to be the same as the approved product for the same indication, waiver of application fees, and tax credits for qualified clinical testing expenses conducted after orphan designation is received. A sponsor who receives an approval for a BLA with RPD designation may qualify for a Priority Review Voucher (“PRV”), subject to final determination by the FDA. A PRV may be used to receive an expedited review of a subsequent marketing application for a different product or sold to another company.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) facility in Cleveland, Ohio for manufacturing commercial grade pz-cel drug product to support our planned commercial launch of pz-cel, if approved. Pz-cel study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility. As part of our commercial planning, we continue to engage with stakeholders across the healthcare system, including private payors that cover the majority of RDEB lives, and healthcare providers to better understand market access and potential pricing for pz-cel. We are also in discussions with 5 to 7 epidermolysis bullosa centers of excellence to onboard them as pz-cel Qualified Treatment Centers (“QTC”) following potential FDA approval.

ABO-503 for the treatment of X-linked Retinoschisis (“XLRS”)

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

ABO-503, composed of a functional human RS1 packaged in the novel AIM™ capsid AAV204, has shown preclinical efficacy following delivery to the retina in a mouse model of XLRS. Preclinical studies have demonstrated robust RS1 expression in the retina, improved cone photoreceptor density and overall photoreceptor cell survival, as well as a restoration of outer retina architecture. Results of these studies were presented at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting in May 2023. A pre-IND meeting for ABO-503 was conducted with the FDA in April 2023 and provided Abeona with comprehensive feedback to support a future IND submission. IND-enabling efficacy and toxicology animal studies are scheduled to be completed by the end of 2025. Additionally, cGMP manufacturing of clinical grade material has been initiated at a third-party vendor in anticipation of first in human trials being initiated in 2026.

ABO-504 for the Treatment of Stargardt Disease

Disease Overview and Program Overview

Autosomal recessive Stargardt disease, the most common form of juvenile macular degeneration with estimated incidence of 1 in 8,000 to 10,000 people, causes vision loss in children and young adults. The most common form of Stargardt disease is caused by mutations in the ABCA4 gene, which prevent removal of toxic compounds from photoreceptor cells that results in photoreceptor cell death and progressive vision loss. There are currently no FDA approved treatments available, and to date, development of investigational gene modifying therapies has remained challenging in part due to the large size of the ABCA4 gene, which exceeds the encapsidation capacity of a single AAV capsid.

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

Gene Therapy Treatments anchored in AIM™ Vector Platform

In 2016, we licensed a library of novel AAV capsids from UNC. The AIM™ vector system is a platform of AAV capsids capable of widespread central nervous system gene transfer and can be used to confer high transduction efficiency for various therapeutic indications. In partnership with academic institutions, our own scientific research teams have identified capsids within the AIM™ capsid library showing strong potential to successfully target and reach the central nervous system (including the retina) as well, lung, muscle, liver, and other tissues. Based on continuing research by Abeona and our research partners, we have observed improvements in gene delivery to specific tissues compared to currently available AAV technology. We believe AIM™ vectors also have the potential for redosing subjects who previously received certain AAV gene therapy or subjects who have pre-existing antibodies to naturally occurring AAV serotypes.

In July 2024, we entered into a non-exclusive agreement with Beacon Therapeutics (“Beacon”) under which Beacon will evaluate Abeona’s patented AAV204 capsid for the development and commercialization of potential gene therapies for select ophthalmology indications. Following a 12-month evaluation period, Beacon will have the option to take a worldwide, non-exclusive license to use AAV204 in connection with up to five gene or disease targets. Beacon will also have the right to use AAV204 for up to four additional nominated gene or disease targets subject to certain conditions. We will receive an upfront payment upon Beacon’s exercise of its option to license AAV204, with additional payments upon the achievement of certain development, regulatory, and sales milestones, along with tiered royalties on worldwide net sales for licensed products incorporating AAV204.

Strategic Licensing Agreements

We have out-licensed certain clinical and research programs, including for the treatment of Sanfilippo syndrome type A (MPS IIIA) to Ultragenyx Pharmaceutical Inc. (“Ultragenyx”), and for CLN1 disease (infantile Batten disease) and Rett syndrome to Taysha Gene Therapies, Inc. (“Taysha”). Under the terms of our agreement with Ultragenyx, we are eligible to receive payments based on the achievement of certain sales milestones and royalties on net sales. On February 18, 2025, Ultragenyx reported that its BLA for its MPS IIIA product, UX111 (ABO-102), had been accepted for review by the FDA, with a PDUFA date of August 18, 2025. Under our agreements with Taysha, we are eligible to receive payments based on certain clinical, regulatory, and sales milestones and royalties on net sales.

Leveraging Leadership Position in Commercial-Scale Cell and Gene-Therapy Manufacturing

We have established a cGMP manufacturing facility, the Elisa Linton Center located in Cleveland, Ohio at 6555 Carnegie Avenue, which enables us to enhance supply chain control, establish tighter quality control testing, increase supply capacity, reduce production costs and gain manufacturing efficiency for clinical trials related to our product candidates and ensure commercial demand is met in the event our therapies receive marketing approval. Our facility is led by a team of highly skilled production, process/assay development and quality control scientists with expertise in cell and gene therapy, particularly in cell culture, upstream manufacturing, downstream purification, assay development and wet lab techniques.

We have over 16,000+ square foot manufacturing space in Cleveland, Ohio. The first phase, completed in 2018, was a 6,000 square foot state-of-the-art cGMP production facility for the manufacturing of cell and gene therapies. The facility is designed to initially manufacture clinical drug products with intent of manufacturing commercial grade cGMP drug product. The second phase, completed in 2019, was the completion of an additional 8,000 square feet of state-of-the-art laboratory space to support our expanding quality control, process development, and assay development teams. The second phase also included nearly 2,000 square feet of cGMP Inventory Control space.

On October 18, 2024, we signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. The lease commenced on January 1, 2025 and the lease term matches the term for our existing 6555 Carnegie Avenue facility. The additional space at the 6700 Euclid Avenue facility will allow us to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase pz-cel manufacturing capacity.

We have advanced our in-house manufacturing capabilities for pz-cel. The product is manufactured as multilayer cellular sheets containing gene-corrected keratinocytes that is fastened to a petrolatum gauze backing with surgical titanium ligating clips. Engineered keratinocyte sheets expressing functional Type VII collagen are applied over wound areas, providing immediate wound coverage and allowing for long-term wound healing. A key component to the pz-cel drug product manufacturing process is the retroviral vector, which delivers the functional copy of the Collagen VII Alpha 1 cDNA to the patient’s own cells. We manufacture the LZRSE-Col7A1 retroviral vector at our Cleveland facility.

Our AAV vector manufacturing process uses the triple plasmid transient transfection method. We insert (“transfect”) many copies of three DNA plasmids encoding the specific therapeutic gene sequence, or transgene, the capsid coding sequence, and helper sequences into AAV-293 cells using a serum-free, suspension-based bioreactor vector production technology. During an incubation period following transfection, each cell produces AAV vectors through biosynthesis using the cells’ natural machinery. At the end of the incubation period, the newly generated AAV vectors are harvested, filtered, and purified in a multi-step process.

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

We believe that these investments will enable us to develop best-in-class, next-generation cell and gene therapy products. As we look to commercialize pz-cel (subject to FDA approval), we have filed our BLA to support commercial manufacturing of pz-cel from our Cleveland facility.

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

We are actively seeking U.S. and international patent protection, together with our licensors, for a variety of technologies, including AAV capsids, AAV-based biological products, methods of designing novel AAV constructs, compositions and methods for treating diseases of interest, including RDEB, and methods for manufacturing, packaging, and transporting our product candidates. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various license agreements that give us rights to use specific technologies in our research and development, and future commercialization.

Licensed Technologies and Intellectual Property

1.	Recessive Dystrophic Epidermolysis Bullosa

To support our EB franchise, we licensed a patent family from Stanford University covering pz-cel and its use in the treatment of RDEB. Patents covering our investigational pz-cel product have been granted in the United States (U.S. Patent Nos. 12,110,504 and 12,173,314), by the European Patent Office (EP3400287B1) and in other geographical regions and are expected to expire in early 2037. Patent applications remain pending in the United States which, if granted, would be expected to expire in 2037. A patent covering the packaging and transport system for pz-cel has been granted in the United States (U.S. Patent No. 12,144,340) and is expected to expire in mid-2040.

We may also rely on the additional protection afforded by data exclusivity (currently 12 years for biologics like pz-cel), other market exclusivity such as orphan drug exclusivity (currently seven years), and patent term extensions, where applicable.

2.	AIM™ Capsids

We have an exclusive license to an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. National stage applications directed to the AIM™ capsids have been filed in the United States, Europe, and other geographical regions. The first U.S. patent in this patent family, U.S. Patent No. 10,532,110 (the “‘110 Patent”), was issued to UNC on January 14, 2020. The ‘110 Patent is entitled to 352 days of patent term adjustment, making its projected expiration date November 6, 2036. The second U.S. patent in this patent family, U.S. Patent No. 10,561,743 (the “‘743 Patent”), was issued to UNC on February 18, 2020. The ‘743 Patent is expected to expire on November 20, 2035. A third U.S. patent in this patent family, U.S. Patent No. 11,491,242 (the “‘242 Patent”) issued on November 8, 2022. The ‘242 Patent is entitled to 429 days of patent term adjustment and will not expire before January 22, 2037. Patents have also been granted in Australia (AU2015349759B2), Israel (IL252072), and Russia (RU2727015). We have exclusive rights to these patents under our license with UNC.

We also own a second patent family directed to certain AAV capsids and have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications would not be expected to expire before 2039.

3.	CLN1 Disease (Infantile Batten Disease)

We have also licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). The first patent family is directed to optimized CLN1 genes and expression cassettes for use in treating CLN1 disease, which has applications pending in the United States, Europe, and other geographical regions. One U.S. patent in the first patent family, U.S. Patent No. 11,504,435 (the “‘435 Patent”), was issued to UNC on November 22, 2022. The ‘435 Patent is entitled to 578 days of patent term adjustment, making its projected expiration date January 12, 2039. The second patent family is directed to treating CLN1 disease using a combination of intrathecal and intravenous administrations, and has applications pending in the United States, Europe and other geographical regions. Patents issuing from applications in the second patent family would have a 20-year expiration date of no earlier than 2040. We have entered into agreements exclusively sublicensing these two CLN1 patent families to Taysha Gene Therapies, Inc.

4.	Rett Syndrome

We have licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. The patent family licensed from UNC at Chapel Hill is directed to viral genomes designed to regulate expression of the MeCP2 gene, which is mutated in patients with Rett Syndrome. This patent family has pending applications in the United States, Europe and other geographical regions. Patents issuing from these applications would have a 20-year expiration date of no earlier than 2039. The patent families licensed from U. Edinburgh and U. Glasgow are directed to expression cassettes for MeCP2 polypeptides and to synthetic MeCP2 polypeptides. The patent family directed to MeCP2 expression cassettes has pending applications in the United States, Europe and other geographical regions. The patent family directed to synthetic MeCP2 polypeptides has pending applications in the United States and other geographical regions. Patents issuing from applications in the Edinburgh patent families would have a 20-year expiration date of no earlier than 2038. In October 2020, we entered into an agreement exclusively sublicensing these UNC and University of Edinburgh patent rights to Taysha Gene Therapies, Inc.

5.	Multipartite AAV Delivery of Large Transgenes

We own a patent family directed to multipartite delivery of large transgenes using AAV vectors and have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications would not be expected to expire before 2041.

We also own a pending U.S. application (U.S. Patent Publ. No. 2022/0090129 A1) directed to multipartite AAV delivery and its use for treating Stargardt disease.

6.	New AAV Capsids and Ophthalmic Disease Treatment via Para-retinal AAV Administration

We own a patent family directed to (i) novel AAV capsid proteins and (ii) treating ophthalmic diseases via para-retinal administration of AAV vectors and have filed national stage applications in the United States, Europe, and other geographical regions. Patents issuing from these applications would not be expected to expire before 2042.

7.	Treatment of Dominant Optic Atrophy and X-linked Retinoschisis

We own a pending PCT application (PCT/US2023/065877) directed to compositions and methods for treating dominant optic atrophy and X-linked retinoschisis. Patents issuing from future national stage applications of this PCT application would not be expected to expire before 2043.

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

The FDA, the sponsor or its data safety monitoring board, may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients. The FDA or an IRB may also impose conditions on the conduct of a clinical trial.

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

For gene therapies, selecting patients with applicable genetic defects is a necessary condition for effective treatment. For the therapies we are currently developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, are sufficient to select appropriate patients and will be permitted by the FDA. For future therapies, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to select patients or to assure the safe and effective use of therapies in appropriate patients. The FDA refers to such tests as in vitro companion diagnostic devices and the combination of the in vitro companion diagnostic device and the therapeutic would be considered to be a combination product.

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

The FDA has a policy position that, when safe and effective use of a therapeutic product depends on a diagnostic device, the FDA generally will require approval or clearance of the diagnostic device at the same time that the FDA approves the therapeutic product. The type of premarket submission required for a companion diagnostic device will depend on the FDA classification of the device. A premarket approval, or PMA, application is required for high-risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by the FDA that are low or moderate risk.

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

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. If those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

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

●	Breakthrough therapy designation: To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives the following: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative, and cross-disciplinary review; and rolling review.

●	Priority review: A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious condition compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

●	Accelerated approval: Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis.

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

In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical product. Certain reporting related to samples is also required. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program and potential liability under anti-kickback and false claims laws.

Moreover, the enacted Drug Quality and Security Act (“DQSA”), imposed obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation manufacturers have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.

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

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher Program, the FDA can award priority review vouchers to sponsors of rare pediatric disease products where the product is intended to treat serious or life-threatening diseases that primarily affect individuals up to age 18. To qualify, the product must contain no active ingredient (including any ester or salt of the active ingredient) that has been previously approved by the FDA. The application must also meet other qualifying criteria, including eligibility for FDA priority review. If the necessary qualifying criteria are met, upon a sponsor’s request and product approval, the FDA may award a priority review voucher. This voucher may be transferred and may be redeemed to receive priority review of a subsequent marketing application for a different product. Use of a priority review voucher is subject to an FDA user fee. As these vouchers are transferable, sponsors may sell these vouchers for substantial sums of money. Vouchers may, however, be revoked by the FDA under certain circumstances and sponsors of approved rare pediatric disease products must submit certain reports to the FDA. To take advantage of the benefits of this program, the product must be designated by the FDA for a rare pediatric disease no later than December 20, 2024 (extended from September 30, 2024 under the Continuing Appropriations and Extensions Act, 2025, signed into law by President Biden on September 26, 2024), and approved no later than September 30, 2026, unless the law is reauthorized by Congress.

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

European Union regulation and exclusivity

To obtain regulatory approval of an investigational biologic product under European Union regulatory systems, applicants must submit a marketing authorization application (“MAA”). The grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products and Regulation (EC) 726/2004 of the European Parliament and of the Council laying down Union procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing a European Medicines Agency. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

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

Data Privacy and Security

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, “HITECH Act”), and similar state laws impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of protected health information. HIPAA’s security and certain privacy standards are directly applicable to persons or organizations of covered entities, other than members of the covered entity’s workforce, that create, receive, maintain or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act strengthened the civil and criminal penalties that may be imposed against covered entities, business associates and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may regulate the privacy and security of information that we maintain, many of which may differ from each other in significant ways and may not be preempted by HIPAA; and

●	the General European Data Protection Regulation (“GDPR”), which became applicable May 25, 2018, harmonizes data privacy laws across Europe. The GDPR sets forth rules relating to the protection with regard to the processing and transfer of personal data as well as an individual’s right to the protection of personal data, including medical information and clinical trial related data. In addition, there are rules relating to the export of personal data outside the European Union and in particular there are certain challenges in relation to export to the United States.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product and/or application procedure. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, required disclosures of pricing and sensitive cost data, requirement for payment of manufacturer rebates and negotiation of supplemental rebates, restrictions on reimbursement and requirements for substitution of generic products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

As of December 31, 2024, we had 136 full-time employees. We have never experienced employment-related work stoppages and believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

In April 2024, we received a CRL related to our BLA for pz-cel for the treatment of patients with RDEB. In the CRL, the FDA noted that certain additional information needed to satisfy CMC requirements must be satisfactorily resolved before the application can be approved. In August 2024, we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA and in October 2024, we resubmitted our BLA. The FDA notified the Company in November 2024 that the BLA was accepted for review, with an assigned PDUFA target action date of April 29, 2025. A delay in receiving approval of the BLA could shorten any periods during which we may have the exclusive right to commercialize our pz-cel or allow our competitors to bring products to market before we do. This may impair our ability to successfully commercialize pz-cel. If any of the foregoing were to occur, our business, financial condition, results of operations, and prospects will be materially harmed.

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

Risks related to commercializing our product candidates

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of $813.3 million through December 31, 2024. The net loss for the year ended December 31, 2024, was $63.7 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs.

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

As of December 31, 2024, our cash, cash equivalents, restricted cash and short-term investments were $98.1 million. Based upon our existing cash resources and the $4.8 million in net proceeds from our subsequent sales of common stock under stock under the ATM Agreement, we believe that we have sufficient resources to fund operations through at least the next 12 months from the date of the issuance of our consolidated financial statements.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we may require additional capital to obtain potential regulatory approval for, and to potentially commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We may need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or commercialization efforts.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes or applicable state tax law. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. As of December 31, 2024, we had net operating loss carryforwards aggregating $429.4 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C, Cybersecurity

Cybersecurity Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework, and have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated Director of Information Technology and an Information Technology Security and Risk Manager. We have developed a cybersecurity program following the National Institute of Standards and Technology (“NIST”) cybersecurity framework that include mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, and data recovery testing on a periodic basis. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Third-Party Risk Management

We have processes to evaluate third-party service providers and vendors that have access to sensitive systems and company data, which may include due diligence procedures such as assessments of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. Following an assessment, we determine and prioritize service provider risk based on potential threat impact and likelihood, and such risk determinations drive the level of due diligence and ongoing compliance monitoring required for each service provider.

Education and Awareness

We also provide cybersecurity training to our employees and are formalizing an ongoing information security training program for active employees and relevant consultants to address matters such as phishing, email security, social engineering and training on data privacy.

Governance

Our Director of Information Technology, who reports to our CFO, and the Information Technology Security and Risk Manager are responsible for assessing and managing cybersecurity risks. Our Director of Information Technology has over 25 years of experience managing information technology and cybersecurity. He has a bachelor’s degree in electrical engineering from Wright State University as well as a master’s degree in business administration from Ashland University. He has certifications from various information technology vendors as well as experience in implementing security frameworks such as International Organization for Standardization (“ISO”) 27001 and NIST. Our Information Technology Security and Risk Manager has a PhD in a scientific field and various information security certifications such as Certified Ethical Hacker (“CEH”) and Holistic Information Security Practitioner (“HISP”). She also has decades of experience in managing information technology environments and information security such as security architecture, security operations and governance risk and compliance.

We report on our information security program, including the results of periodic testing, to the Audit Committee of the Board of Directors on a quarterly basis. Our Board’s Audit Committee is responsible for overseeing our cybersecurity and information security procedures. The Audit Committee reviews management presentations concerning cybersecurity-related issues, including information security, technology risks, policies, and risk mitigation programs. The Audit Committee reports matters to the Board of Directors as needed. Our CFO, with the support of our Director of Information Technology, Information Technology Security and Risk Manager and third-party consultants, assesses and manages cybersecurity risk, including preventing, mitigating, detecting, and addressing cybersecurity incidents, if any. Our CFO also works closely with other management positions and external legal counsel to ensure that we understand our cybersecurity risk management responsibilities. In case of a cybersecurity incident or breach, our incident response plan defines in detail reporting and escalation processes to management and the Board of Directors.

Current Cybersecurity Risk Posture

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cleveland, Ohio, where we currently lease approximately 62,000 square feet of manufacturing, laboratory and office space. That lease expires in December 2030. We also lease 10,400 square feet of office space located in New York, New York. That lease expires in September 2025 and has been sublet as of December 31, 2024.

In addition, we have signed a lease for approximately 16,566 square feet of office space with a commencement date of January 1, 2025. That lease expires in December 2030. This additional space will allow the Company to convert office space at the existing lease into additional manufacturing space to increase pz-cel manufacturing capacity.

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

The number of record holders of our common stock as of March 11, 2025 was 310.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2024, information about shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	176,587	$38.64	—
Equity compensation plans not approved by security holders:	—	$—	—
Total equity compensation plans	176,587	$38.64	—

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended December 31, 2024:

	Number of securities to Total number of shared (our units) purchased	Weighted average Average price paid per share (or unit)
	(a)
Shares delivered or withheld pursuant to restricted stock awards
October 1, 2024 - October 31, 2024	251	$6.53
November 1, 2024 - November 30, 2024	—	$—
December 1, 2024 - December 31, 2024	—	$—
	251	$6.53

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

OVERVIEW

Abeona is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Our lead clinical program is pz-cel, investigational autologous, COL7A1 gene-corrected epidermal sheets, currently in development for recessive dystrophic epidermolysis bullosa (“RDEB”). In 2022, we announced positive data from the VIITAL™ study evaluating the efficacy, safety and tolerability of pz-cel. The VIITAL™ study met both its co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. In September 2023, we submitted a Biologics License Application (“BLA”) for pz-cel to the U.S. Food and Drug Administration (“FDA”). In November 2023, the FDA accepted and granted priority review for our BLA for pz-cel, and subsequently, under the Prescription Drug User Fee Act (“PDUFA”), the FDA set a target action date of May 25, 2024. In April 2024, the FDA issued a Complete Response Letter (“CRL”) in response to the BLA. The CRL noted that certain additional information needed to satisfy the Chemistry Manufacturing and Controls (“CMC”) requirements of the pz-cel BLA must be satisfactorily resolved before the application can be approved. The CRL did not identify any deficiencies related to the clinical efficacy or clinical safety data in the BLA, and the FDA did not request any new clinical trials or clinical data to support the approval of pz-cel. In August 2024, we completed a Type A Meeting with the FDA to discuss our forthcoming resubmission of our BLA and in October 2024, we resubmitted our BLA. The FDA notified the Company in November 2024 that the BLA was accepted for review, with an assigned PDUFA target action date of April 29, 2025.

We have continued to prepare our current Good Manufacturing Practices (“cGMP”) facility in Cleveland, Ohio for manufacturing commercial grade pz-cel drug product to support our planned commercial launch of pz-cel, if approved. Pz-cel study drug product for all our VIITAL™ study participants has been manufactured at our Cleveland facility. As part of our commercial planning, we continue to engage with stakeholders across the healthcare system, including public and private payors, and healthcare providers to better understand market access and potential pricing for pz-cel. We have also begun discussions with high volume treatment centers of excellence to onboard them for pz-cel application upon potential FDA approval.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2024 and December 31, 2023

	For the year ended December 31,		Change
($ in thousands)	2024	2023	$	%

Revenues:
License and other revenues	$—	$3,500	$(3,500)	(100)%

Expenses:
Royalties	—	1,605	(1,605)	(100)%
Research and development	34,360	31,091	3,269	11%
General and administrative	29,851	19,004	10,847	57%
Gain on operating lease right-of-use assets	—	(1,065)	1,065	(100)%
Total expenses	64,211	50,635	13,576	27%

Loss from operations	(64,211)	(47,135)	(17,076)	36%

Interest income	4,246	2,117	2,129	101%
Interest expense	(4,208)	(418)	(3,790)	907%
Change in fair value of warrant and derivative liabilities	(755)	(11,695)	10,940	(94)%
Other income	1,194	2,943	(1,749)	(59)%
Net loss	$(63,734)	$(54,188)	$(9,546)	18%

N/A - not applicable or not meaningful

License and other revenues

License and other revenues for the year ended December 31, 2024 was nil, as compared to $3.5 million for the same period of 2023. There was no license or other revenue in 2024 as no clinical development milestones were met in 2024. The revenue in 2023 consists of revenue resulting from achieving clinical development milestones achieved under a sublicense agreement we entered into with Taysha Gene Therapies in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome.

Royalties

Total royalty expenses were nil for the year ended December 31, 2024, as compared to $1.6 million for the same period of 2023. The royalty expense in 2023 was due to royalties owed to our licensors resulting from the milestones due from Taysha related to Rett syndrome.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the year ended December 31, 2024 was $34.4 million, as compared to $31.1 million for the same period of 2023, an increase of $3.3 million. The increase in expenses was primarily due to a $4.0 million increase in salaries and $0.5 million in non-cash stock-based compensation costs due to increased headcount related to manufacturing capacity expansion preparing for the potential launch of pz-cel, partially offset by a decrease in clinical and development work costs of $1.3 million due to reduced spending on clinical trials as the majority of our clinical trials have finalized except for our long-term follow up trials.

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

Total general and administrative expenses were $29.9 million for the year ended December 31, 2024, as compared to $19.0 million for the same period of 2023, an increase of $10.9 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $3.8 million;
●	increased pre-commercial preparation costs of $3.6 million;
●	increased non-cash stock-based compensation of $1.4 million; and
●	increased other costs such as recruiting and professional fees of $2.1 million.

Gain on operating lease right-of-use assets

The gain on operating lease right-of-use assets was $1.1 million for the year ended December 31, 2023. The gain on operating lease right-of-use assets for 2023 was related to the termination of our operating leases for office space that we no longer use, resulting in a gain from the difference between the carrying value of the right-of-use lease assets and the related lease liabilities. There was no such gain during the year ended December 31, 2024.

Interest income

Interest income was $4.2 million for the year ended December 31, 2024, as compared to $2.1 million in the same period of 2023. The increase resulted from higher earnings on short-term investments driven by higher interest rates and increased average short-term investment balances.

Interest expense

Interest expense was $4.2 million for the year ended December 31, 2024, as compared to $0.4 million in the same period of 2023. The increase was primarily due to the Avenue credit facility entered into by the Company in January 2024, resulting in recognized interest expense of $3.8 million.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant and derivative liabilities was a loss of $0.8 million for the year ended December 31, 2024, as compared to a loss of $11.7 million in the same period of 2023.

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The change in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price year over the year offset by a reduced term of each of the warrants and derivative liabilities. At September 30, 2024, the conversion feature in our loan agreement no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity.

Other income

Other income was $1.2 million for the year ended December 31, 2024, as compared to $2.9 million in the same period of 2023. The change was primarily a result of $2.1 million in other income related to the impact of the employee retention credit that was recorded in 2023, partially offset by a refundable job creation tax credit of $0.5 million received in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2024 and 2023

	For the year ended December 31,
($ in thousands)	2024	2023

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(56,015)	$(37,009)
Investing activities	(39,240)	208
Financing activities	104,139	37,057
Net increase in cash, cash equivalents and restricted cash	$8,884	$256

Operating activities

Net cash used in operating activities was $56.0 million for the year ended December 31, 2024, primarily comprised of our net loss of $63.7 million and decreases in operating assets and liabilities of $4.4 million, partially offset by net non-cash charges of $12.1 million. Non-cash charges consisted primarily of $0.8 million of the change in fair value of warrant and derivative liabilities, $6.6 million of stock-based compensation, $1.5 million of non-cash interest expense and $2.0 million of depreciation and amortization.

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

Investing activities

Net cash used in investing activities was $39.2 million for the year ended December 31, 2024, primarily comprised of purchases of short-term investments of $157.0 million and capital expenditures of $2.4 million, partially offset by proceeds from maturities of short-term investments of $120.2 million.

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2023, primarily comprised of proceeds from maturities of short-term investments of $51.9 million and proceeds from the disposal of property and equipment of $0.2 million, partially offset by purchases of short-term investments of $51.6 million and capital expenditures of $0.3 million.

Financing activities

Net cash provided by financing activities was $104.1 million for the year ended December 31, 2024, primarily comprised of proceeds of $70.2 million in net proceeds from our May 2024 underwritten offering, $15.5 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $19.0 million from our credit facility entered into in January 2024.

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

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of December 31, 2024, our cash resources were $98.1 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-K. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 2,825,954 shares of our common stock under the ATM Agreement and received $15.5 million of net proceeds during the year ended December 31, 2024. We sold 3,659,882 shares of our common stock under the ATM Agreement and received $14.6 million of net proceeds during the year ended December 31, 2023. Subsequent to December 31, 2024 and through March 11, 2025, we sold 915,925 shares of our common stock under the ATM Agreement resulting in $4.8 million in net proceeds.

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

Contractual Obligations

We enter into agreements in the normal course of business with clinical research organizations for clinical trials and clinical manufacturing organizations for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

Operating lease amounts represent future minimum lease payments under our non-cancelable operating lease agreements. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

On November 12, 2021, we entered into a Settlement Agreement with REGENXBIO to resolve all current disputes between the parties including the aforementioned AAA arbitration and New York State Supreme Court action. In accordance with the Settlement Agreement, we agreed to pay REGENXBIO a total of $30 million, payable as follows: (1) $20 million payable that was paid in 2021 after execution of the Settlement Agreement, (2) $5 million on the first anniversary of the effective date of the Settlement Agreement that was paid in 2022, and (3) $5 million upon the earlier of: (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement. As of December 31, 2024, we have paid all amounts due under the Settlement Agreement.

In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain as of December 31, 2024 and, if satisfied, the timing of payment for these amounts was not reasonably estimable as of December 31, 2024. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, certain contingent payments could become due upon potential BLA approval and sales of pz-cel or any other developmental milestones for sub-licensed products related to such license agreements.

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

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical to the judgements and estimates used in the preparation of our consolidated financial statements.

Derivative Liability

We account for the fair value of the conversion right embedded within the loan agreement in accordance with the guidance in ASC 815, which requires us to bifurcate and separately account for the conversion feature as an embedded derivative contained in our loan agreement. Accordingly, we account for the conversion feature as a derivative liability in our condensed consolidated balance sheet. Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, we use a Monte Carlo simulation model, which incorporated assumptions and estimates to value the derivatives. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrant and derivative liabilities in the consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled. At September 30, 2024, the conversion feature in the Company’s loan agreement no longer met the criteria of a derivative liability, and the $1.1 million derivative liability was reclassified to equity.

Leases

We account for leases pursuant to ASC 842, Leases (“ASC 842”). ASC 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. We determine if an arrangement is a lease at inception or when amended. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated right-of-use assets and lease liabilities is performed at the lease commencement date or when amended. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. As we have no external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value, currency and borrowing terms provided by financial institutions, adjusted for company and market specific factors. Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgement is involved in selecting an appropriate rate, and the rate selected for each lease will have an impact on the value of the lease liability and corresponding right-of-use lease asset in the consolidated balance sheets.

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

In October 2024, we signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. Pursuant to the lease agreement, the lease commences on January 1, 2025 with an initial term through December 30, 2030. Annual lease payments during the term of the lease are approximately $0.3 million. The total lease payments over the duration of the lease term are approximately $1.5 million. The additional space at the 6700 Euclid Avenue facility will allow us to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase pz-cel manufacturing capacity. As the lease does not commence and we do not have access to the leased space until January 1, 2025, the impact of this lease agreement is not reflected in our consolidated financial statements as of December 31, 2024.

In June 2023, we terminated one of our operating leases for office space. The termination resulted in a gain of $1.1 million for the year ended December 31, 2023, representing the difference between the carry value of the right-of-use assets and the related lease liabilities. This gain is included in gain on right-of-use lease assets in the consolidated statement of operations and comprehensive loss.

In June of 2023, we modified one of our operating leases for office space to add up to 14,032 square feet to our existing facility in Cleveland, Ohio. The lease modification resulted in the recognition of $0.4 million of additional right-of-use assets and related lease liabilities in our consolidated balance sheet during the year ended December 31, 2023.

Impairment of Long-Lived Assets

Long-Lived Assets consist of property and equipment, licensed technology, and right-of-use (“ROU”) assets. We test our long-lived assets for impairment on an annual basis, or when events and circumstances indicate that the carrying value of an asset or group of assets may not be fully recoverable. If indicators are present or changes in circumstance suggest that impairment may exist. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, we measure the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The undiscounted future operating cash flows require considerable judgement and are sensitive to changes in underlying assumptions such as operating costs related to our current facilities, headcount requirements and our clinical costs. As a result, there can be no assurance that the estimates and assumptions made for purpose of our impairment determinations would prove to be an accurate prediction of the future.

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

Exclusive Licenses

For licenses that are combined with other performance obligations, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and therefore periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

There was no revenue recognized under this agreement during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, we have no contract assets or contract liabilities as a result of this transaction.

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

Under this arrangement, we recognized nil and $3.5 million of revenue during the years ended December 31, 2024 and 2023, respectively, which amount related solely to variable consideration. As of December 31, 2024 and 2023, we do not have any contract assets or contract liabilities as a result of this transaction.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued expenses.

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

Stock option-based compensation expense recognized for the years ended December 31, 2024 and 2023 was $1.1 million and $1.4 million, respectively. Restricted stock-based compensation expense recognized for the years ended December 31, 2024 and 2023 was $5.6 million and $3.4 million, respectively.

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

The change in fair value of warrant liability recognized for the year ended December 31, 2024 and 2023 resulted in a loss of $0.8 million and $11.7 million, respectively.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO 2013 framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, the following officers, as defined in Rule 16a-1(f) under the Exchange Act, as amended, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

●	On November 23, 2024, Don Wuchterl, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 40,176 shares of our common stock. The duration of the trading arrangement is until February 24, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors and Reports of Beneficial Ownership. The information required by this Item is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is contained in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is contained in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit Index

Exhibits:	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022)

3.3	Amended and Restated Bylaws of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on July 9, 2024).

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022).

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022).

4.1*	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 filed May 11, 2015)

4.2*	2015 Equity Incentive Plan Amendment (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016)

4.3	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 3, 2024)

4.5	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on January 8, 2024)

4.6	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on January 8, 2024)

10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)

10.3	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)

10.4	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)

10.5	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)

10.6*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri (incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 2021)

10.7*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley (incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 2021)

10.8*	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2022)

10.9	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)

10.10	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)

10.11+	Settlement Agreement and Mutual Release, dated November 12, 2021, between the Company and REGENXBIO Inc. (incorporated by reference to Exhibit 10.14 of our Form 10-K for the year ended December 31, 2021)

10.12	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022)

10.13	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022)

10.14+	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2022)

10.15	Retention Bonus Letter, dated June 15, 2023, to Vishwas Seschadri, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.16	Retention Bonus Letter, dated June 15, 2023, to Joseph Vazzano, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.17	Retention Bonus Letter, dated June 15, 2023, to Brendan O’Malley, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.18	Securities Purchase Agreement, dated July 3, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 3, 2023)

10.19	Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 8, 2024

10.20	Supplement to the Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 8, 2024)

10.21	Underwriting Agreement, dated May 3, 2024 (incorporated by reference to Exhibit 1.1 of our Form 8-K filed on May 3, 2024)

16	Letter from Whitley Penn addressed to the United States Securities and Exchange Commission, dated October 17, 2023 (incorporated by reference to Exhibit 16.1 of our Form 8-K filed on October 18, 2023)

19	Policy on Insider Trading and Confidentiality

21	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ABEONA THERAPEUTICS INC.

Date: March 20, 2025	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2025	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2025	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 20, 2025	/s/ Leila Alland
Leila Alland, Director

Date: March 20, 2025	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date: March 20, 2025	/s/ Michael Amoroso
Michael Amoroso, Director
Chairman of the Board

Date: March 20, 2025	/s/ Faith L. Charles
Faith L. Charles, Director

Date: March 20, 2025	/s/ Eric Crombez, MD
Eric Crombez, MD, Director

Date: March 20, 2025	/s/ Christine Silverstein
Christine Silverstein, Director

Date: March 20, 2025	/s/ Donald A. Wuchterl
Donald A. Wuchterl, Director

Date: March 20, 2025	/s/ Bernhardt G. Zeiher, MD, FCCP, FACP
Bernhardt G. Zeiher, MD, FCCP, FACP, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Abeona Therapeutics Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Loan and Security Agreement and Common Stock Warrants — Refer to Notes 9 and 10 to the financial statements

Critical Audit Matter Description

As more fully described in Notes 9 and 10 to the financial statements, on January 8, 2024, the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, with Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. The Loan Agreement provides for senior secured term loans in an aggregate principal amount up to $50 million. Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to each of Avenue and Avenue II warrants to purchase up to $480,000 and $1,920,000 worth of shares, respectively, of Company common stock.

We identified the assessment of the accounting for the Loan and Security Agreement and related Common Stock Warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the existence of embedded derivative liabilities and classification of the Common Stock Warrants related to the Loan and Security Agreement. Auditing these conclusions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accounting for the Loan and Security Agreement and Common Stock Warrants included the following, among others:

●	We obtained and read the agreements associated with the Loan and Security Agreements, including the related Common Stock Warrant agreement, and tested the accuracy and completeness of the significant terms identified by management for purposes identifying embedded derivative liabilities and classification of the common stock warrants.

●	With the assistance of professionals in our firm having expertise in the accounting treatment for debt and equity instruments, including warrants, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Loan and Security Agreement and Common Stock Warrants, including the identification and recognition of embedded derivatives, initial classification of embedded derivatives as a liability, and classification of Common Stock Warrants as a liability. We also evaluated the Company’s subsequent reclassification of the derivative liability associated with the Conversion Right to equity on September 30, 2024 as it was considered indexed to the Company’s own stock.

●	Evaluated the completeness and accuracy of the disclosures related to the Loan and Security Agreement and Common Stock Warrants.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 19, 2025

We have served as the Company’s auditor since 2023.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$23,357	$14,473
Short-term investments	74,363	37,753
Restricted cash	338	338
Other receivables	1,652	2,444
Prepaid expenses and other current assets	1,143	729
Total current assets	100,853	55,737
Property and equipment, net	4,430	3,533
Operating lease right-of-use assets	3,552	4,455
Other assets	96	277
Total assets	$108,931	$64,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,441	$1,858
Accrued expenses	6,333	5,985
Current portion of long-term debt	5,926	—
Current portion of operating lease liability	823	998
Current portion payable to licensor	—	4,580
Other current liabilities	64	1
Total current liabilities	16,587	13,422
Long-term operating lease liabilities	3,262	4,402
Long-term debt	13,037	—
Warrant liabilities	32,014	31,352
Total liabilities	64,900	49,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 45,644,091 and 26,523,878 shares issued and outstanding as of December 31, 2024 and 2023, respectively	457	265
Additional paid-in capital	856,824	764,151
Accumulated deficit	(813,258)	(749,524)
Accumulated other comprehensive loss	8	(66)
Total stockholders’ equity	44,031	14,826
Total liabilities and stockholders’ equity	$108,931	$64,002

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the years ended December 31,
	2024	2023

Revenues:
License and other revenues	$—	$3,500

Expenses:
Royalties	—	1,605
Research and development	34,360	31,091
General and administrative	29,851	19,004
Gain on operating lease right-of-use assets	—	(1,065)
Total expenses	64,211	50,635

Loss from operations	(64,211)	(47,135)

Interest income	4,246	2,117
Interest expense	(4,208)	(418)
Change in fair value of warrant and derivative liabilities	(755)	(11,695)
Other income	1,194	2,943
Net loss	$(63,734)	$(54,188)

Basic and diluted loss per common share	$(1.55)	$(2.53)

Weighted average number of common shares outstanding - basic and diluted	41,048,206	21,380,476

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	74	34
Foreign currency translation adjustments	—	29
Comprehensive loss	$(63,660)	$(54,125)

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	17,719,720	$177	$722,049	$(695,336)	$(129)	$26,761
Stock-based compensation expense	—	—	4,768	—	—	4,768
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,859,869	18	(200)	—	—	(182)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	3,659,882	37	14,586	—	—	14,623
Issuance of common stock, net of offering costs under direct placement offering	3,284,407	33	22,948	—	—	22,981
Net loss	—	—	—	(54,188)	—	(54,188)
Other comprehensive income	—	—	—	—	63	63
Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	6,628	—	—	6,628
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,780,713	19	(545)	—	—	(526)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	2,825,954	28	15,447	—	—	15,475
Issuance of common stock in connection with public offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	2,228,490	22	(22)	—	—	—
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(63,734)	—	(63,734)
Other comprehensive income	—	—	—	—	74	74
Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(63,734)	$(54,188)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,004	2,288
Stock-based compensation expense	6,628	4,768
Change in fair value of warrant and derivative liabilities	755	11,695
Gain on operating lease right-of-use assets	—	(1,065)
Accretion and interest on short-term investments	276	(93)
Amortization of right-of-use lease assets	903	910
Non-cash interest	1,538	417
(Gain) loss on disposal of property and equipment	(2)	47
Change in operating assets and liabilities:
Other receivables	792	(2,041)
Prepaid expenses and other current assets	(564)	(155)
Other assets	181	(234)
Accounts payable and accrued expenses	1,507	2,041
Lease liabilities	(1,315)	(1,196)
Change in payable to licensor	(5,000)	—
Other current liabilities	16	(203)
Net cash used in operating activities	(56,015)	(37,009)

Cash flows from investing activities:
Capital expenditures	(2,446)	(331)
Proceeds from disposal of property and equipment	18	204
Purchases of short-term investments	(157,010)	(51,636)
Proceeds from maturities of short-term investments	120,198	51,971
Net cash (used in) provided by investing activities	(39,240)	208

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	15,475	14,408
Proceeds from sales of common stock under direct placement offering, net of issuance costs	—	22,981
Payments related to net settlement of restricted share awards	(526)	(182)
Proceeds from sales of common stock, net of issuance costs	70,153	—
Proceeds from issuance of long-term debt	20,000	—
Payment of debt issuance costs	(963)	(150)
Net cash provided by financing activities	104,139	37,057

Net increase in cash, cash equivalents and restricted cash	8,884	256
Cash, cash equivalents and restricted cash at beginning of period	14,811	14,555
Cash, cash equivalents and restricted cash at end of period	$23,695	$14,811

Supplemental cash flow information:
Cash and cash equivalents	$23,357	$14,473
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$23,695	$14,811

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$419
Derivative and warrant additions associated with loan and security agreement	$1,042	$—
Reclassification of derivative liability to equity	$1,135	$—
Changes in accrued property and equipment	$471	$—
Cash paid for interest	$2,670	$—
Cash paid for taxes	$7	$14

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its stock. The Company has incurred recurring losses since its inception, including net losses of $63.7 million and $54.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $813.3 million. To date, the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments of $98.1 million as of December 31, 2024, in addition to the $4.8 million in net proceeds from the Company’s subsequent sale of common stock under the ATM Agreement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the financial statements of Abeona Therapeutics Inc. and the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include, but are not limited to, fair value of warrant and derivative liabilities, the incremental borrowing rate related to the Company’s operating leases and stock-based compensation. Due to the uncertainty inherent in such estimates, actual results could differ from these estimates and assumptions.

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

Short-term Investments

Short-term investments consist of investments in U.S. treasury securities, U.S. federal agency securities and certificates of deposit. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Investments classified as current have maturities of less than one year. The Company reviews its short-term investments for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a short-term investment’s carrying amount is not recoverable within a reasonable period of time.

Other Receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of December 31, 2024 and 2023, the Company had ERC receivables of $1.6 million and $2.1 million, respectively which was recorded in other receivables and as a component of other income in the consolidated statements of operations and comprehensive loss.

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

Licensed Technology

The Company has entered into agreements to license the rights to certain technologies. The Company records the purchase price paid for the license, which represents fair value, on its consolidated balance sheet. Licensed technology is amortized over the life of the patent or the agreement. The Company maintains licensed technology on its consolidated balance sheet until either the licensed technology agreement underlying it is completed or the asset becomes impaired. When the Company determines that an asset has become impaired, as discussed below, or the Company abandons a project, the Company writes down the carrying value of the related intangible asset to its fair value and recognizes an impairment charge in the period in which the impairment occurs. The Company has fully written off the licensed technology as of December 31, 2024 and December 31, 2023.

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

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of December 31, 2024, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury, U.S. federal agencies and certificates of deposits, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of December 31, 2024, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Refer to Note 16 – Segment Information for further information related to the Company’s segment.

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

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenue as such amounts are incurred by the collaboration partner. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above under ASC 606.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel, contract personnel, personnel-related expenses to support the Company’s administrative and operating activities, facility costs, professional expenses (i.e., legal, audit, advisory expenses) and commercial readiness costs.

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

The Company accounts for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the consolidated financial statements. For the years ended December 31, 2024 and 2023, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. It is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company files U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations and most states have a four-year statute of limitations; however, the taxing authorities are allowed to review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. The Company currently does not have any open income tax audits.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share (Note 10). The Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive. Potential dilutive securities result from outstanding restricted stock, stock options, conversion features of loan agreements, and stock purchase warrants.

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the year ended December 31,
	2024	2023

Shares of common stock issuable upon exercise of stock options	176,587	179,001
Shares of common stock underlying restricted stock	3,320,811	2,448,169
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	—
Shares of common stock issuable upon exercise of warrants	9,987,560	9,397,879
Total	14,099,209	12,025,049

In January 2024 as part of the Loan and Security Agreement, see Note 9, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s net bona fide round of equity financing before September 30, 2024 (the “2024 Loan Agreement Warrants”). In connection with the underwritten common stock offering consummated on May 7, 2024, pursuant to the terms of the 2024 Loan Agreement Warrants, the exercise price was reduced to $4.07 per share and the shares issuable was calculated at 589,681 shares. On September 30, 2024, per the terms of the 2024 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively. The Company included these shares for the year ended December 31, 2024 as shares of common stock issuable upon exercise of warrants in the table above and no shares for the year ended December 31, 2023.

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

Derivative Liability

The Company accounts for the fair value of the conversion right embedded within the Loan and Security Agreement in accordance with the guidance in ASC 815, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s Loan and Security Agreement. Accordingly, the Company accounts for the conversion feature as a derivative liability in the consolidated balance sheet. Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses a Monte Carlo simulation model, which incorporated assumptions and estimates to value the derivatives. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrant and derivative liabilities in the consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled. At September 30, 2024, the conversion feature no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity.

Warrants

On May 7, 2024, the Company issued pre-funded warrants to purchase 6,142,656 shares of common stock, with an exercise price of $4.0699 per share (“2024 Pre-Funded Warrants”). The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. On June 24, 2024 and December 2, 2024, 700,000 and 1,228,511, respectively of the 2024 Pre-Funded Warrants were exercised, leaving 4,214,125 of 2024 Pre-Funded Warrants outstanding as of December 31, 2024

On January 8, 2024, the Company issued warrants to purchase up to $2,400,000 worth of shares of the Company’s common stock. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price and therefore the warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss. On September 30, 2024, per the terms of the 2024 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively.

On July 6, 2023, the Company issued pre-funded warrants to purchase 2,919,140 shares of common stock, with an exercise price of $4.0299 per share (“2023 Pre-Funded Warrants”. The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of December 31, 2024.

On November 3, 2022, the Company issued warrants to purchase 7,609,879 shares of common stock, with an exercise price of $4.75 per share, subject to customary adjustments thereunder. On December 17, 2021, the Company issued warrants to purchase 1,788,000 shares of common stock, with an exercise price of $9.75 per share, subject to customary adjustments thereunder. The warrants issued in 2022 and 2021 were determined to be freestanding instruments as they are legally detachable and separately exercisable from each other and from the common stock issued. The common stock warrants are accounted for as liabilities in the consolidated balance sheets at their estimated fair value because they are not indexed to the Company’s own stock. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

NOTE 3 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$23,990	—	(22)	$23,968
U.S. federal agency securities	40,365	10	—	40,375
Certificates of deposit	10,000	20	—	10,020
Total available-for-sale, short-term investments	$74,355	30	(22)	$74,363

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$8,406	—	(13)	$8,393
U.S. federal agency securities	29,413	—	(53)	29,360
Total available-for-sale, short-term investments	$37,819	—	(66)	$37,753

As of December 31, 2024, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the consolidated balance sheets. Unrealized losses on available-for-sale securities as of December 31, 2024, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2024.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the years ended December 31, 2024 or 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

		As of December 31,
	Useful lives (years)	2024	2023

Laboratory equipment	5	$8,868	$6,935
Furniture, software and office equipment	3 to 5	1,113	986
Leasehold improvements	Shorter of remaining lease term or useful life	8,805	8,603
Construction-in-progress		624	—
Subtotal		19,410	16,524
Less: accumulated depreciation		(14,980)	(12,991)
Total property and equipment, net		$4,430	$3,533

Depreciation and amortization on property and equipment was $2.0 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. The Company incurred a gain on disposal of equipment of $2,000 and a loss on disposal of $47,000 during the years ended December 31, 2024 and 2023, respectively, which is reflected in other income in the consolidated statements of operations and comprehensive loss.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, and payables to licensor approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement as of December 31, 2024, was $24.7 million. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$17,627	$17,627	$—	$—
Money market deposit account	5,109	5,109	—	—
Short-term investments
U.S. treasury securities	23,968	23,968	—	—
U.S. federal agency securities	40,375	—	40,375	—
Certificates of deposit	10,020	—	10,020	—
Total assets measured at fair value	$97,099	$46,704	$50,395	$—

Liabilities
Warrant liabilities	$32,014	$—	$—	$32,014
Total liabilities measured at fair value	$32,014	$—	$—	$32,014

Description	Fair Value at December 31, 2023	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market fund	$1,034	$1,034	$—	$—
Short-term investments
U.S. treasury securities	8,393	8,393	—	—
U.S. federal agency securities	29,360	—	29,360	—
Total assets measured at fair value	$38,787	$9,427	$29,360	$—

Liabilities
Payable to licensor	$4,580	$—	$—	$4,580
Warrant liabilities	31,352	—	—	31,352
Total liabilities measured at fair value	$35,932	$—	$—	$35,932

Warrant Liabilities

As of December 31, 2024 and 2023, the Company had the following outstanding warrants:

	As of December 31,
	2024	2023

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	7,609,879	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	—

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

In January 2024, as part of the Loan and Security Agreement, see Note 9, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 (the “2024 Loan Agreement Warrants”). In connection with the underwritten common stock offering consummated on May 7, 2024, pursuant to the terms of the 2024 Loan Agreement Warrants, the exercise price was reduced to $4.07 per share and the shares issuable was calculated at 589,681 shares. On September 30, 2024, per the terms of the 2023 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

	As of December 31,
	2024	2023

Beginning warrant liabilities	$31,352	$19,657
Fair value of warrants issued in connection with the Loan Agreement	220	—
Loss recognized in earnings from change in fair value	442	11,695
Ending warrant liabilities	$32,014	$31,352

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	As of December 31,
	2024	2023

Common share price	$5.57	$5.01
Expected term (years)	1.96 – 4.02	2.96 – 3.84
Risk-free interest rate (%)	4.16% – 4.24%	3.84% – 3.92%
Volatility (%)	92.64% - 100.00%	100.00%
Expected dividend yield (%)	0%	0%

Derivative Liabilities

The Conversion Right embedded within the Loan Agreement (see Note 9 below) required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. The derivative liability is remeasured at each reporting period with the change in fair value recorded to changes in fair value of warrants and derivative liabilities in the condensed consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled.

On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. At September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity.

The following table provides a summary of the activity on the derivative liabilities (in thousands):

	As of December 31,
	2024	2023

Beginning derivative liabilities	$—	$—
Fair value of derivatives issued in connection with Loan Agreement	822	—
Loss recognized in earnings from change in fair value	313	—
Reclassification of derivative liability in connection with the Loan Agreement	(1,135)	—
Ending derivative liabilities	$—	$—

NOTE 6 – SETTLEMENT LIABILITY

On November 12, 2021, the Company entered into a settlement agreement (“Settlement Agreement”) with the Company’s prior licensor REGENXBIO Inc. (“REGENXBIO”) to resolve all existing disputes between the parties. In accordance with the Settlement Agreement, the Company agreed to pay REGENXBIO a total of $30.0 million, payable as follows: (1) $20.0 million paid in November 2021 after execution of the Settlement Agreement, (2) $5.0 million on the first anniversary of the effective date of the Settlement Agreement (paid in November 2022), and (3) $5.0 million upon the earlier of (i) the third anniversary of the effective date of the Settlement Agreement or (ii) the closing of a Strategic Transaction, as defined in the Settlement Agreement (paid in November 2024).

The Company recorded the payable due to REGENXBIO in the consolidated balance sheet based on the present value of the remaining payments due to REGENXBIO under the Settlement Agreement using an effective interest rate of 9.6%. The Company paid all amounts due in November 2024 and therefore there were no amounts outstanding as of December 31, 2024. The present value of the amount due as of December 31, 2023 was $4.6 million.

NOTE 7 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	As of December 31,
	2024	2023

Accrued employee compensation	$4,392	$3,688
Accrued contracted services and other	1,941	2,297
Total accrued expenses	$6,333	$5,985

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

During 2024, the Company signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. Pursuant to the lease agreement, the lease term commences on January 1, 2025 with an initial term through December 30, 2030. Annual lease payments during the term of the lease are approximately $0.3 million. The total lease payments over the duration of the lease term are approximately $1.5 million. The additional space at the 6700 Euclid Avenue facility will allow the Company to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase pz-cel manufacturing capacity. As the lease does not commence and the Company does not have access to the leased space until January 1, 2025, the impact of this lease agreement is not reflected in the consolidated financial statements of the Company as of December 31, 2024.

During 2023, the Company terminated one of its operating leases for office space. The termination resulted in a gain of $1.1 million representing the difference between the carry value of the right-of-use assets and the related lease liabilities. This gain was recorded in the year ended December 31, 2023, and is included in gain on operating lease right-of-use assets in the consolidated statement of operations and comprehensive loss.

During 2023, the Company modified one of its operating leases for office space to add up to 14,032 square feet to the Company’s existing facility in Cleveland, Ohio. The lease modification resulted in the recognition of $0.4 million of additional right-of-use assets and related lease liabilities in the Company’s consolidated balance sheet during the year ended December 31, 2023.

During 2022 and 2023, the Company entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York, New York. The Company expects to receive $0.5 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	As of December 31,
	2024	2023

Current operating lease liability	$823	$998
Non-current operating lease liability	3,262	4,402
Total operating lease liability	$4,085	$5,400

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss, as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the year ended December 31,
	2024	2023

Operating lease cost	$1,288	$1,389
Variable lease cost	380	358
Short-term lease cost	49	63
Total operating lease costs	$1,717	$1,810

Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2025	$853
2026	791
2027	807
2028	823
2029	859
Thereafter	834
Total undiscounted operating lease payments	4,967
Less: imputed interest	882
Present value of operating lease liabilities	$4,085

The weighted-average remaining term of the Company’s operating leases was 60 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 7.0% as of December 31, 2024.

The Company received $0.6 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively, of sublease income which is recorded in other income on the consolidated statements of operations and comprehensive loss. Future cash receipts from the Company’s sublease agreements as of December 31, 2024 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2025	$485
Total future cash receipts	$485

NOTE 9 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	As of December 31,
	2024	2023

Loan Agreement Principal	$20,000	$—
Accreted final payment fee	354	—
Unamortized debt issuance costs and discounts	(1,391)	—
Total long-term debt	18,963	—
Less: current maturities	5,926	—
Long-term debt, net of current maturities	$13,037	$—

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of pz-cel in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027 (the “Maturity Date”). As of December 31, 2024, the Tranche 2 is no longer available as the Company did not meet the Tranche 2 criteria.

The loan principal is repayable in equal monthly installments beginning on May 1, 2025. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. The stated interest rate and effective interest rate as of December 31, 2024 was 13.50% and 22.09%, respectively.

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

Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The Conversion Right required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. On January 8, 2024, the Conversion Right was recorded at the closing date fair value of $0.8 million which was based on a Monte Carlo simulation model. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrants and derivative liabilities in the condensed consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled. On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. At September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability and the derivative liability of $1.1 million was reclassified to equity.

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

On the Closing Date and pursuant to the funding of Tranche 1 of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant Holders”) warrants to purchase up to $480,000 and $1,920,000 of Company common stock, respectively which is more fully described in Note 10 below.

The future payment obligations of the principal are as follows (in thousands):

2025	$5,926
2026	8,889
2027	5,185
Total principal	$20,000

NOTE 10 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of December 31, 2024 and 2023.

Common Stock and Warrants

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

As of December 31, 2024, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the year ended December 31, 2024 and 2023, other than the change in fair value of the warrants.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised and on December 2, 2024 1,228,531 of the 2024 Pre-Funded Warrants were exercised, leaving 4,214,125 2024 Pre-Funded Warrants outstanding as of December 31, 2024. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for year ended December 31, 2024 given their nominal exercise price.

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

The Company sold 2,825,954 and 3,659,882 shares of its common stock under the ATM Agreement during the years ended December 31, 2024 and 2023, respectively, resulting in net proceeds of $15.5 million and $14.4 million during the years ended December 31, 2024 and 2023, respectively. Subsequent to December 31, 2024 and through March 1, 2025, the Company sold 915,925 shares of its common stock under the ATM Agreement resulting in $4.8 million in net proceeds.

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

As of December 31, 2024, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the year ended December 31, 2024 and 2023, other than the change in fair value of the warrants.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of December 31, 2024. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the year ended December 31, 2024 given their nominal exercise price.

Common Stock Warrants related to the Loan and Security Agreement

On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant Holders”) warrants to purchase up to $480,000 and $1,920,000 worth of shares, respectively, of Company common stock (collectively, the “January Warrants”). The Warrants expire on January 8, 2029 (the “Expiration Date”) and upon issuance, had an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In connection with the underwritten common stock offering consummated on May 7, 2024, and pursuant to the term of the January Warrants, the exercise price of the January Warrants was reduced to $4.07 per share for 589,681 shares. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrant Holders would be entitled to receive the shares of common stock underlying the January Warrants without payment of the exercise price. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price and therefore the January Warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. On September 30, 2024, per the terms of the January Warrants, the exercise price and the number of shares issuable became set at $4.07 per share and 589,681 shares, respectively.

The Warrant Holders may exercise the January Warrants at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Warrant Holders may also exercise the January Warrants on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the January Warrants. The January Warrants are subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

NOTE 11 – STOCK-BASED COMPENSATION

The Company previously granted stock options under its 2005 Equity Incentive Plan (the “2005 Incentive Plan”), under which no further grants can be made. In addition, prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of December 31, 2024, there were 5,251,251 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of December 31, 2024, there were 584,700 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the year ended December 31,
	2024	2023

Research and development	$1,561	$1,085
General and administrative	5,067	3,683
Total stock-based compensation expense	$6,628	$4,768

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

The Company did not grant any stock options in the year ended December 31, 2024 and 2023.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the year ended December 31, 2024 and 2023.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2022	240,770	$37.04	6.42	$—
Granted	—	$—	—	$—
Cancelled/forfeited	(61,769)	$32.59	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2023	179,001	$38.58	6.83	$3
Granted	—	$—	—	$—
Cancelled/forfeited	(2,414)	$33.84	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2024	176,587	$38.64	5.83	$6
Exercisable	163,386	$39.07	5.77	$4
Unvested	13,201	$33.29	6.65	$2

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2024, the total compensation cost related to non-vested option awards not yet recognized was $0.3 million with a weighted average remaining vesting period of 0.5 years.

As of December 31, 2024, there are no options outstanding under the 2005 Incentive Plan. Further information regarding options outstanding under the 2015 Incentive Plan as of December 31, 2024 is summarized below:

			Weighted-Average			Weighted-Average
Range of Exercise Prices		Number of Options Outstanding	Remaining Life In Years	Exercise Price	Number of Options Exercisable	Remaining Life in Years	Exercise Price

$4.00	$22.75	20,088	7.0	$16.52	15,154	6.9	$17.16
25.50	47.00	104,279	5.5	33.52	99,263	5.4	33.38
54.50	58.50	52,020	6.2	56.96	48,769	6.2	56.96
164.75	183.50	200	4.1	164.75	200	4.1	164.75
		176,587			163,386

Restricted Stock:

The following table summarizes restricted stock award activity:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2022	816,958	$5.35
Granted	1,958,159	$3.99
Cancelled/forfeited	(56,398)	$4.32
Vested	(270,550)	$5.59
Outstanding at December 31, 2023	2,448,169	$4.25
Granted	2,065,054	$4.95
Cancelled/forfeited	(183,114)	$3.78
Vested	(1,009,298)	$4.64
Outstanding at December 31, 2024	3,320,811	$4.60

As of December 31, 2024, there was $11.9 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.1 years. The total fair value of restricted stock awards that vested was $4.7 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively.

NOTE 12 – LICENSE/SUPPLIER AGREEMENTS

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2024, the Company is subject to remaining milestone payments totaling approximately $0.2 million which is due upon FDA approval of pz-cel.

License Agreement Relating to Novel AAV Capsids (“AIM™ capsids”)

In 2016, the Company licensed an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. Under the terms of the licensing agreements, the Company paid an upfront licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2024, no milestone or royalty payments under this agreement have been made.

License Agreement Relating to CLN1 Disease

In 2016, the Company licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2024, no milestone or royalty payments under this agreement have been made. The Company subsequently sublicensed the license to Taysha Gene Therapies (“Taysha”), see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income.

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2024, no milestone or royalty payments under this agreement have been made. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income.

Sublicense and Inventory Purchase Agreements Relating to CLN1 Disease

In August 2020, the Company entered into sublicense and inventory purchase agreements with Taysha relating to a potential gene therapy for CLN1 disease. Under the sublicense agreement, Taysha received worldwide exclusive rights to intellectual property and know-how relating to the research, development, and manufacture of the potential gene therapy, which the Company had referred to as ABO-202. Under the inventory purchase agreement, the Company sold to Taysha certain inventory and other items related to ABO-202. The Company assessed the nature of the promised license to determine whether the license has significant stand-alone functionality and evaluated whether such functionality can be retained without ongoing activities by the Company and determined that the license has significant stand-alone functionality. Furthermore, the Company has no ongoing activities associated with the license to support or maintain the license’s utility. Based on this, the Company determined that the pattern of transfer of control of the license to Taysha was at a point in time.

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to the UNC.. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company has not recognized any revenue during the years ended December 31, 2024 and 2023, respectively based on event-based-milestone payments. The Company has no contract assets or liabilities as of December 31, 2024 and 2023 as a result of this transaction.

Sublicense Agreement Relating to Rett Syndrome

In October 2020, the Company entered into a sublicense agreement with Taysha for a gene therapy for Rett syndrome, including intellectual property related to MECP2 gene constructs and regulation of their expression. The agreement grants Taysha worldwide exclusive rights to intellectual property developed by scientists at UNC, U. Edinburgh and the Company, and the Company’s know-how relating to the research, development, and manufacture of the gene therapy for Rett syndrome and MECP2 gene constructs and regulation of their expression.

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

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to the UNC and U. Edinburgh. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company has fully constrained the $26.5 million in event-based milestone payments until such time that it is probable that a significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized nil and $3.5 million in revenue during the years ended December 31, 2024 and 2023. The revenue recognized was related to clinical milestones achieved by our sublicensor as per the sublicense agreement noted above. As of December 31, 2024 and 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of December 31, 2024 and 2023, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 13 – 401(k) PLAN

The Company has a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($23,000 in 2024 and $22,500 in 2023 for employees who are under age 50 and $30,500 in 2024 and $30,000 in 2023 for employees who are age 50 and older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, the Company invests the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023.

NOTE 14 – INCOME TAXES

Income tax expense differs from the statutory amounts for each of the following years (in thousands):

	For the year ended December 31,
	2024	2023

Income taxes at U.S. statutory rate	$(13,384)	$(11,379)
State tax, net of federal benefit	(679)	(242)
Research and development credit	(1,535)	(1,137)
Deferred true ups	8,032	—
Valuation allowance	5,418	8,687
Change in fair value of warrant liabilities	159	2,456
Expired tax losses and credits	2,116	1,503
Permanent differences	(127)	112
Total tax expense	$—	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows (in thousands):

	For the year ended December 31,
	2024	2023

Deferred tax assets (liabilities):
Net operating loss carryforwards	$88,059	$78,698
General business credit carryforwards	6,000	4,752
State credits	2,780	2,780
Property, equipment and goodwill	1,002	887
Stock based compensation	2,463	11,983
Intangible assets	661	615
Accruals	107	347
Capitalized research and development	13,264	8,843
Other	70	83
Gross deferred tax assets	114,406	108,988
Valuation allowance	(114,406)	(108,988)
Net deferred taxes	$—	$—

As of December 31, 2024, the Company identified adjustments related primarily to the recognition of deferred tax assets for stock-based compensation. As a result, the Company has written off $8.0 million of deferred tax assets in the current period, with a corresponding adjustment to the valuation allowance. There was no impact to total tax expense in the prior periods or current period.

Net operating Loss and Other Carryforwards

As of December 31, 2024, the Company had $416.1 million of U.S. federal net operating loss carryforwards and $6.0 million of general business credit carryforwards. These carryforwards expire as follows (in thousands):

	Net operating loss carryforwards	General business credit carryforwards

2025	$2,370	$182
2026	7,160	72
2027	9,977	93
2028	6,886	141
2029	7,908	83
Thereafter	65,644	5,429
	$99,945	$6,000

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2024 and 2023, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

As of December 31, 2024, the Company had $316.2 million of U.S. federal net operating loss carryforwards that do not expire and can be carried forward indefinitely. Such net operating loss carryforwards can only be used to offset 80% of taxable income in any given tax year. The Company also has $13.3 million of state net operating loss carryforwards in varying amounts depending on the different state tax laws.

The Company acquired MacroChem Corporation on March 25, 2009, and Somanta Pharmaceuticals, Inc. on January 4, 2008. Both of these corporations were loss-making entities at the time of acquisition. As a result, the net operating losses related to those acquisitions may be subject to annual limitations. The Company has not performed a study to determine whether or not there is such a limitation.

Valuation Allowance

At December 31, 2024 and 2023, the Company maintained a full valuation allowance on its deferred tax assets based on a history of cumulative losses. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. In 2024, the valuation allowance increased by approximately $5.4 million. In 2023, the valuation allowance increased by approximately $8.7 million.

Unrecognized Tax Benefits

At December 31, 2024 and 2023, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States. The Company is subject to U.S. federal and state examinations for 2020 and forward, and 2019 and forward, respectively. However, net operating losses are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2024 and 2023, there was no litigation against the Company.

NOTE 16 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”), or decision making group, in deciding how to allocate resources in assessing performance. The Company is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases and has one reportable segment. The Company’s CODM is the chief executive officer.

The accounting policies of the clinical-stage biopharmaceutical segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the clinical-stage biopharmaceutical segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses while it seeks regulatory approval for pz-cel.

As such, the CODM uses cash forecast models in deciding how to invest into the clinical-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	For the year ended December 31,
	2024	2023

License and other revenues	$—	$3,500

Research and development costs
Salaries & related costs	15,345	11,373
Non-cash stock-based compensation	1,561	1,086
Other research and development costs (a)	17,454	18,632
Total research and development costs	34,360	31,091

General and administrative costs
Salaries & related costs	$10,729	$6,942
Non-cash stock-based compensation	5,067	3,682
Pre-commercial preparation costs	4,818	1,224
Other general and administrative costs (b)	9,237	7,156
Total general and administrative costs	$29,851	$19,004

Other segment items (c)	(477)	7,593
Net loss	$(63,734)	$(54,188)

(a)	Other research and development expenses include, but are not limited to lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.
(b)	Other general and administrative expenses primarily consist of office facility costs, public reporting company related costs, professional fees (e.g., legal expenses) and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items includes royalties, interest income, interest expense, change in fair value of warrant and derivative liabilities and other income.

NOTE 17 – SUBSEQUENT EVENTS

In January of 2025, the compensation committee of the board of directors granted various employees and directors restricted stock awards, under which the holders have the right to receive an aggregate of 1,956,280 shares of the Company’s common stock. Total stock compensation estimated for these awards at the time of grant was $10.3 million, with $8.7 million vesting in three equal annual installments and $1.6 million vesting in one annual installment. Pursuant to the terms of the awards, the shares not vested are forfeited upon separation from the Company.

