Form 10-Q
period 2025-03-31
ABEONA THERAPEUTICS INC.
filed 2025-05-15
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2025 was 51,156,736 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended March 31, 2025

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to successfully generate commercial sales of ZEVASKYNTM and generate future revenue; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our belief that ZEVASKYNTM could potentially benefit patients with RDEB; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN™ and any future product candidates; our ability to successfully commercialize and market ZEVASKYN™ and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; and our ability to meet our obligations contained in license agreements to which we are party.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$15,936	$23,357
Short-term investments	68,219	74,363
Restricted cash	338	338
Other receivables	1,617	1,652
Prepaid expenses and other current assets	2,011	1,143
Total current assets	88,121	100,853
Property and equipment, net	6,947	4,430
Operating lease right-of-use assets	4,239	3,552
Other assets	57	96
Total assets	$99,364	$108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,018	$3,441
Accrued expenses	3,887	6,333
Current portion of long-term debt	8,148	5,926
Current portion of operating lease liability	613	823
Other current liabilities	317	64
Total current liabilities	17,983	16,587
Long-term operating lease liabilities	4,078	3,262
Long-term debt	11,138	13,037
Warrant liabilities	24,769	32,014
Total liabilities	57,968	64,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 48,953,171 and 45,644,091 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	490	457
Additional paid-in capital	866,260	856,824
Accumulated deficit	(825,287)	(813,258)
Accumulated other comprehensive loss	(67)	8
Total stockholders’ equity	41,396	44,031
Total liabilities and stockholders’ equity	$99,364	$108,931

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024

Revenues:
License and other revenues	$—	$—

Expenses:
Research and development	9,941	7,207
General and administrative	9,786	7,123
Total expenses	19,727	14,330

Loss from operations	(19,727)	(14,330)

Interest income	1,310	843
Interest expense	(998)	(952)
Change in fair value of warrant and derivative liabilities	7,245	(17,301)
Other income	141	162
Net loss	$(12,029)	$(31,578)

Basic and diluted loss per common share	$(0.24)	$(1.16)

Weighted average number of common shares outstanding - basic and diluted	49,778,801	27,315,537

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	(75)	(118)
Comprehensive loss	$(12,104)	$(31,696)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholder’s
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	1,546	—	—	1,546
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	137,500	2	(16)	—	—	(14)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	889,315	9	6,448	—	—	6,457
Net loss	—	—	—	(31,578)	—	(31,578)
Other comprehensive loss	—	—	—	—	(118)	(118)
Balance at March 31, 2024	27,550,693	$276	$772,129	$(781,102)	$(184)	$(8,881)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031
Stock-based compensation expense	—	—	2,701	—	—	2,701
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,996,797	20	(51)	—	—	(31)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,312,283	13	6,786	—	—	6,799
Net loss	—	—	—	(12,029)	—	(12,029)
Other comprehensive loss	—	—	—	—	(75)	(75)
Balance at March 31, 2025	48,953,171	$490	$866,260	$(825,287)	$(67)	$41,396

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(12,029)	$(31,578)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	534	491
Stock-based compensation expense	2,701	1,546
Change in fair value of warrant and derivative liabilities	(7,245)	17,301
Accretion and interest on short-term investments	455	(59)
Amortization of right-of-use lease assets	281	233
Non-cash interest	323	345
Change in operating assets and liabilities:
Other receivables	35	252
Prepaid expenses and other current assets	(868)	(1,232)
Other assets	39	163
Accounts payable and accrued expenses	(2,378)	(1,690)
Lease liabilities	(362)	(310)
Other current liabilities	112	—
Net cash used in operating activities	(18,402)	(14,538)

Cash flows from investing activities:
Capital expenditures	(1,401)	(725)
Purchases of short-term investments	(48,645)	(29,343)
Proceeds from maturities of short-term investments	54,259	22,251
Net cash provided by (used in) investing activities	4,213	(7,817)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	6,799	6,417
Payments related to net settlement of restricted share awards	(31)	(14)
Proceeds from issuance of long-term debt	—	20,000
Payment of debt issuance costs	—	(963)
Net cash provided by financing activities	6,768	25,440

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,421)	3,085
Cash, cash equivalents and restricted cash at beginning of period	23,695	14,811
Cash, cash equivalents and restricted cash at end of period	$16,274	$17,896

Supplemental cash flow information:
Cash and cash equivalents	$15,936	$17,558
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$16,274	$17,896

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$968	$—
Derivative and warrant additions associated with loan and security agreement	$—	$1,042
Changes in accrued property and equipment	$1,179	$—
Cash paid for interest	$675	$607
Cash paid for taxes	$—	$8

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN™ (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease.

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

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for ZEVASKYN™ and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue until ZEVASKYN™ can provide sufficient revenue for the Company to be profitable and generate positive cash flows.

Since its inception, the Company has funded its operations primarily with proceeds from sales of shares of its stock. The Company has incurred recurring losses since its inception, including net losses of $12.0 million and $31.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of approximately $825.3 million. To date the Company has not generated any significant revenues and may continue to generate operating losses for the until ZEVAKSYN™ can provide sufficient revenue for the Company to be profitable. As of the issuance date of these unaudited interim condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments of $84.5 million as of March 31, 2025 in addition to the $10.5 million in net proceeds from the Company’s subsequent sale of common stock under the ATM Agreement and the gross proceeds of $155 million upon the closing of our asset purchase agreement for the sale of our Rare Disease Priority Review Voucher, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to ZEVASKYN™; (4) its ability to generate revenue through its sales of ZEVASKYN™; or (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that are of significance, or potential significance, to the Company.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2024 condensed consolidated balance sheet was derived from the audited statements, but does not include all disclosures required by U.S. GAAP.

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025.

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

Other receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of March 31, 2025 and December 31, 2024, the Company had ERC receivables of $1.6 million.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of March 31, 2025, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of March 31, 2025, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a clinical-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Refer to Note 12 – Segment Information for further information related to the Company’s segment.

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

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended March 31,
	2025	2024

Shares of common stock issuable upon exercise of stock options	176,179	179,001
Shares of common stock underlying outstanding restricted stock	5,250,307	2,542,619
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	505,263
Shares of common stock issuable upon exercise of warrants	9,987,560	9,397,879
Total	16,028,297	12,624,762

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company adopted ASU 2023-09 effective January 1, 2025. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on the Company’s interim condensed consolidated financial statements.

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

NOTE 3 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$35,462	—	(26)	$35,436
U.S. federal agency securities	32,823	—	(40)	32,783
Total available-for-sale, short-term investments	$68,285	—	(66)	$68,219

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$23,990	—	(22)	$23,968
U.S. federal agency securities	40,365	10	—	40,375
Certificates of deposit	10,000	20	—	10,020
Total available-for-sale, short-term investments	$74,355	30	(22)	$74,363

As of March 31, 2025, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of March 31, 2025, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2025.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three months ended March 31, 2025 or 2024.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	March 31, 2025	December 31, 2024

Laboratory equipment	5	$9,186	$8,868
Furniture, software and office equipment	3 to 5	1,189	1,113
Leasehold improvements	Shorter of remaining lease term or useful life	8,805	8,805
Construction-in-progress		3,280	624
Subtotal		22,460	19,410
Less: accumulated depreciation		(15,513)	(14,980)
Total property and equipment, net		$6,947	$4,430

Construction-in-progress relates to leasehold improvements for the Company’s new office space as well as for conversion of existing office place into additional manufacturing space to increase ZEVASKYN™ manufacturing capacity.

Depreciation and amortization on property and equipment was $0.5 million for the three months ended March 31, 2025 and 2024.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement as of March 31, 2025 and December 31, 2024, was $24.3 million and $24.7 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at March 31, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$9,554	$9,554	$—	$—
Money market deposit account	5,145	5,145	—	—
Short-term investments
U.S. treasury securities	35,436	35,436	—	—
U.S. federal agency securities	32,783	—	32,783	—
Total assets measured at fair value	$82,918	$50,135	$32,783	$—

Liabilities
Warrant liabilities	$24,769	$—	$—	$24,769
Total liabilities measured at fair value	$24,769	$—	$—	$24,769

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$17,627	$17,627	$—	$—
Money market deposit account	5,109	5,109	—	—
Short-term investments
U.S. treasury securities	23,968	23,968	—	—
U.S. federal agency securities	40,375	—	40,375	—
Certificates of deposit	10,020	—	10,020	—
Total assets measured at fair value	$97,099	$46,704	$50,395	$—

Liabilities
Warrant liabilities	$32,014	$—	$—	$32,014
Total liabilities measured at fair value	$32,014	$—	$—	$32,014

Warrant Liabilities

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding warrant liabilities:

	March 31, 2025	December 31, 2024

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	7,609,879	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681

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

In January 2024, as part of the Loan and Security Agreement, see Note 8, the Company issued warrants to purchase $2,400,000 worth of shares of the Company’s stock which have an exercise price equal to the lesser of $4.07 per share and the shares issuable was calculated at 589,681 shares.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2024	$32,014
Gain recognized in earnings from change in fair value	(7,245)
Warrant liabilities as of March 31, 2025	$24,769

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	March 31, 2025	December 31, 2024

Common share price	$4.76	$5.57
Expected term (years)	1.71 – 3.78	1.96 – 4.02
Risk-free interest rate (%)	3.81% – 3.85%	4.16% – 4.24%
Volatility (%)	89.60% - 100.00%	92.64% - 100.00%
Expected dividend yield (%)	0%	0%

NOTE 6 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	March 31, 2025	December 31, 2024

Accrued employee compensation	$1,848	$4,392
Accrued contracted services and other	2,039	1,941
Total accrued expenses	$3,887	$6,333

NOTE 7 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company also leases office space in New York, New York, that the Company sublets. The lease for the office space in New York, New York will terminate in September of 2025, which is the end of the lease term. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

During 2024, the Company signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. Pursuant to the lease agreement, the lease term commences on January 1, 2025 with an initial term through December 30, 2030. Annual lease payments during the term of the lease are approximately $0.3 million. The total lease payments over the duration of the lease term are approximately $1.5 million. The additional space at the 6700 Euclid Avenue facility will allow the Company to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase ZEVASKYN™ manufacturing capacity. The impact of this lease agreement was to increase the Company’s operating right-of-use lease assets and operating lease liabilities by $1.0 million on January 1, 2025.

The Company has entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York, New York. The sublease agreements terminate in September of 2025 at the same time the Company’s lease terminates. The Company expects to receive $0.3 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	March 31, 2025	December 31, 2024

Current operating lease liability	$613	$823
Non-current operating lease liability	4,078	3,262
Total operating lease liability	$4,691	$4,085

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended March 31,
	2025	2024

Operating lease cost	$372	$334
Variable lease cost	116	74
Short-term lease cost	8	23
Total operating lease costs	$496	$431

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2025, remainder	$400
2026	1,044
2027	1,114
2028	1,140
2029	1,166
Thereafter	1,191
Total undiscounted operating lease payments	6,055
Less: imputed interest	1,364
Present value of operating lease liabilities	$4,691

The weighted-average remaining term of the Company’s operating leases was 62 months and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.2% as of March 31, 2025.

The Company received $0.1 million during the three months ended March 31, 2025 and 2024, of sublease income which is recorded in other income on the condensed consolidated statement of operations and comprehensive loss.

Future cash receipts from the Company’s sublease agreements as of March 31, 2025 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2025, remainder	$302
Total future cash receipts	$302

NOTE 8 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	March 31, 2025	December 31, 2024

Loan Agreement Principal	$20,000	$20,000
Accreted final payment fee	457	354
Unamortized debt issuance costs and discounts	(1,171)	(1,391)
Total long-term debt	19,286	18,963
Less: current maturities	8,148	5,926
Long-term debt, net of current maturities	$11,138	$13,037

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN™ in recessive dystrophic epidermolysis bullosa, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027 (the “Maturity Date”). As of September 30, 2024, the Tranche 2 was no longer available as the Company did not meet the Tranche 2 criteria.

The loan principal is repayable in equal monthly installments beginning on May 1, 2025. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. The stated interest rate and effective interest rate as of March 31, 2025 was 13.50% and 22.09%, respectively. On April 28, 2025, with the FDA approval of ZEVASKYN™ and in accordance with the Loan Agreement, the start date of the loan principal monthly installments was extended from May 1, 2025 to February 1, 2026, which will require reclassification of $5.9 million from current portion of long-term debt to long-term debt as of April 28, 2025.

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

On the Closing Date and pursuant to the funding of Tranche 1 of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant Holders”) warrants to purchase up to $480,000 and $1,920,000 of Company common stock, respectively which is more fully described in Note 9 – Equity below.

The future payment obligations of the principal are as follows as of March 31, 2025 (in thousands):

2025, remainder	$5,926
2026	8,889
2027	5,185
Total principal	$20,000

NOTE 9 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three months ended March 31, 2025, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised and on December 2, 2024 1,228,531 of the 2024 Pre-Funded Warrants were exercised, leaving 4,214,125 2024 Pre-Funded Warrants outstanding as of March 31, 2025. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for three months ended March 31, 2025 given their nominal exercise price.

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

The Company sold 1,312,283 and 889,315 shares of its common stock under the ATM Agreement during the three months ended March 31, 2025 and 2024, respectively, resulting in net proceeds of $6.8 million and $6.5 million during the three months ended March 31, 2025 and 2024, respectively. Subsequent to March 31, 2025 and through April 28, 2025, the Company sold 2,198,606 shares of common stock under the ATM Agreement resulting in $10.5 million of net proceeds.

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

As of March 31, 2025, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three months ended March 31, 2025, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of March 31, 2025. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three months ended March 31, 2025 given their nominal exercise price.

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

NOTE 10 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of March 31, 2025, there were 3,306,588 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of March 31, 2025, there were 531,700 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation expense (in thousands):

	For the three months ended March 31,
	2025	2024

Research and development	$670	$346
General and administrative	2,031	1,200
Total stock-based compensation expense	$2,701	$1,546

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

The Company did not grant any stock options in the three months ended March 31, 2025 and 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	176,587	$38.64	5.83	$6
Granted	—	$—	—	$—
Cancelled/forfeited	(408)	$17.25	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2025	176,179	$38.69	5.60	$3
Exercisable	169,544	$39.29	5.56	$2
Unvested	6,635	$23.42	6.60	$1

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2025, the total compensation cost related to non-vested option awards not yet recognized was approximately $0.1 million with a weighted average remaining vesting period of 0.5 years.

Restricted Stock

The following table summarizes restricted stock award activity during the three months ended March 31, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2024	3,320,811	$4.60
Granted	2,009,280	$5.24
Cancelled/forfeited	(11,617)	$4.73
Vested	(68,167)	$8.25
Outstanding at March 31, 2025	5,250,307	$4.79

As of March 31, 2025, there was $19.8 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.2 years. The total fair value of restricted stock awards that vested during the three months ended March 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively.

NOTE 11 – LICENSE/SUPPLIER AGREEMENT

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes”. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of March 31, 2025, the Company is subject to remaining milestone payments totaling approximately $0.2 million which became due upon FDA approval of ZEVASKYN™ on April 28, 2025.

License Agreement Relating to Novel AAV Capsids (“AIM™ capsids”)

In 2016, the Company licensed an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. Under the terms of the licensing agreements, the Company paid an upfront licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of March 31, 2025, no milestone or royalty payments under this agreement have been made.

License Agreement Relating to CLN1 Disease

In 2016, the Company licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of March 31, 2025, no milestone or royalty payments under this agreement have been made. The Company subsequently sublicensed the license to Taysha Gene Therapies (“Taysha”), see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income.

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of March 31, 2025, no milestone or royalty payments under this agreement have been made. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income.

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to the UNC. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company has not recognized any revenue during the three months ended March 31, 2025 and 2024, respectively, based on event-based-milestone payments. The Company has no contract assets or liabilities as of March 31, 2025 and December 31, 2024 as a result of this transaction.

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

Under this arrangement, the Company recognized no revenue during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Additionally, pursuant to the License Agreement, Ultragenyx will reimburse the Company for certain development and transition costs actually incurred by the Company. These costs are passed through to Ultragenyx without mark-up. The Company has determined that these costs are not incurred for the purpose of satisfying any performance obligation under the License Agreement. Accordingly, the reimbursement of these costs is recognized as a reduction of research and development costs. As of March 31, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”), or decision making group, in deciding how to allocate resources in assessing performance. The Company is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases and has one reportable segment. The Company’s CODM is the chief executive officer.

The accounting policies of the clinical-stage biopharmaceutical segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the commercial-stage biopharmaceutical segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

To date, the Company has not generated any product revenue. The Company will continue to incur significant expenses and operating losses until ZEVAKSYN™ can provide sufficient revenue for the Company to be profitable. As such, the CODM uses cash forecast models in deciding how to invest into the commercial-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM:

	For the three months ended March 31,
	2025	2024

License and other revenues	$—	$—

Research and development costs
Salaries & related costs	$4,681	$3,555
Non-cash stock-based compensation	670	346
Other research and development costs (a)	4,590	3,306
Total research and development costs	$9,941	$7,207

General and administrative costs
Salaries & related costs	$3,653	$2,262
Non-cash stock-based compensation	2,031	1,200
Pre-commercial preparation costs	1,207	1,351
Other general and administrative costs (b)	2,895	2,310
Total general and administrative costs	$9,786	$7,123

Other segment items (c)	(7,698)	17,248
Net loss	$(12,029)	$(31,578)

(a)	Other research and development expenses include, but are not limited to lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.
(b)	Other general and administrative expenses primarily consist of office facility costs, public reporting company related costs, professional fees (e.g., legal expenses) and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items includes royalties, interest income, interest expense, change in fair value of warrant and derivative liabilities and other income.

NOTE 13 – SUBSEQUENT EVENTS

FDA Approval

On April 28, 2025, the FDA approved ZEVASKYN™ (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB, a serious and debilitating genetic skin disease.

Loans Principal Payments

On April 28, 2025, with the FDA approval of ZEVASKYN™ and in accordance with the Loan Agreement, the start date of the loan principal monthly installments was extended from May 1, 2025 to February 1, 2026, which will require reclassification of $5.9 million from current portion of long-term debt to long-term debt as of April 28, 2025.

Sale of Priority Review Voucher

On May 9, 2025 the Company entered into a definitive asset purchase agreement to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”) for gross proceeds of $155 million upon the closing of the transaction. The Company was awarded the PRV following the FDA approval of ZEVASKYN™ (prademagene zamikeracel) on April 28, 2025. The transaction is subject to customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott Rodino (“HSR”) Antitrust Improvements Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Abeona is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN™ (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB, a serious and debilitating genetic skin disease. There is no cure for RDEB, and ZEVASKYN™ is the only FDA-approved product to treat RDEB wounds with a single application. In connection with the FDA approval of ZEVASKYN™, Abeona received a Rare Pediatric Disease Priority Review Voucher (“PRV”). ZEVASKYN™ has been granted Orphan Drug and Rare Pediatric Disease (“RPD”) designations by the FDA and Orphan Drug Designation by the European Medicines Agency (“EMA”).

We established a current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing ZEVASKYN™ drug product to support our commercial launch. ZEVASKYN™ will be made available beginning in the third quarter of 2025 through ZEVASKYN™ Qualified Treatment Centers (“QTCs”). The QTCs are well-recognized epidermolysis bullosa treatment centers with cell and gene therapy experience, situated across the U.S. to ensure patients nationwide have access to this important treatment.

Our development portfolio also features adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids exclusively licensed from the University of North Carolina at Chapel Hill and developed internally through our AAV vector research programs. Abeona’s novel, next-generation AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

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

Recent Updates

Sale of Priority Review Voucher

On May 9, 2025, we entered into a definitive asset purchase agreement to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”) for gross proceeds of $155 million upon the closing of the transaction. We were awarded the PRV following the FDA approval of ZEVASKYN™ on April 28, 2025. The transaction is subject to customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott Rodino (“HSR”) Antitrust Improvements Act.

First Qualified Treatment Center Activation

On May 14, 2025, we announced that Ann & Robert H. Lurie Children’s Hospital of Chicago (“Lurie Children’s”) is now activated as the first QTC for ZEVASKYN™. Lurie Children’s has completed QTC start-up activities enabling it to begin patient identification for scheduling of ZEVASKYN treatment. Treatments are expected to begin in the third quarter of 2025.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

	For the three months ended March 31,		Change
($ in thousands)	2025	2024	$	%

Expenses:
Research and development	$9,941	$7,207	$2,734	38%
General and administrative	9,786	7,123	2,663	37%
Total expenses	19,727	14,330	5,397	38%

Loss from operations	(19,727)	(14,330)	(5,397)	38%

Interest income	1,310	843	467	55%
Interest expense	(998)	(952)	(46)	5%
Change in fair value of warrant and derivative liabilities	7,245	(17,301)	24,546	(142)%
Other income	141	162	(21)	(13)%
Net loss	$(12,029)	$(31,578)	$19,549	(62)%

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development costs, clinical trial costs, manufacturing and manufacturing facility costs, costs associated with regulatory approvals, depreciation on lab supplies and manufacturing facilities, and consultant-related expenses.

Total research and development spending for the three months ended March 31, 2025 was $9.9 million, as compared to $7.2 million for the same period of 2024, an increase of $2.7 million. The increase in expenses was primarily due to a $1.1 million increase in salaries and $0.3 million in non-cash stock-based compensation costs due to increased headcount related to scale up of manufacturing capacity in preparation for the planned launch of ZEVASKYN™ and $0.9 million in pre-clinical development work.

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

General and administrative

General and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), costs for planned commercial launch and other general operating expenses not otherwise included in research and development expenses.

Total general and administrative expenses were $9.8 million for the three months ended March 31, 2025, as compared to $7.1 million for the same period of 2024, an increase of $2.7 million. The increase in expenses was primarily due to:

●	increased salary and related costs of $1.4 million;
●	increased non-cash stock-based compensation of $0.8 million; and
●	increased other costs such as professional fees, rent, and recruiting of $0.5 million.

Interest income

Interest income was $1.3 million for the three months ended March 31, 2025, as compared to $0.8 million in the same period of 2024. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $1.0 million for the three months ended March 31, 2025 and 2024. Interest expense is due to the credit facility entered into by the Company in January 2024.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a gain of $7.2 million for the three months ended March 31, 2025. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price year over the year and a shorter term.

The change in fair value of warrant and derivative liabilities was a loss of $17.3 million for the three months ended March 31, 2024. In 2024, we issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement was required to be classified as a liability through September 30, 2024 and was valued at fair market value at each reporting period during the nine-month period ending September 30, 2024. The change in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price year as of March 31, 2024 compared to December 31, 2023.

Other income

Other income was $0.1 million for the three months ended March 31, 2025, as compared to $0.2 million in the same period of 2024. Other income includes sublease income and saw a minor reduction period over period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2025 and 2024

	For the three months ended March 31,
($ in thousands)	2025	2024

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(18,402)	$(14,538)
Investing activities	4,213	(7,817)
Financing activities	6,768	25,440
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,421)	$3,085

Operating activities

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2025, primarily comprised of our net loss of $12.0 million and decreases in operating assets and liabilities of $3.4 million and net non-cash charges of $3.0 million. Non-cash charges consisted primarily of $7.2 million of gain as a result of the change in fair value of warrant and derivative liabilities, $2.7 million of stock-based compensation and $0.5 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2025, primarily comprised of proceeds from maturities of short-term investments of $54.2 million, offset by purchases of short-term investments of $48.6 million and capital expenditures of $1.4 million.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2024, primarily comprised of proceeds from maturities of short-term investments of $22.3 million, offset by purchases of short-term investments of $29.3 million and capital expenditures of $0.7 million.

Financing activities

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2025, primarily comprised of proceeds of $6.8 million from open market sales of common stock pursuant to the ATM Agreement (as defined below).

Net cash provided by financing activities was $25.4 million for the three months ended March 31, 2024, primarily comprised of proceeds of $6.4 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $19.0 million from our January 2024 Loan Agreement.

We have historically funded our operations primarily through sales of common stock.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of March 31, 2025, our cash resources were $84.5 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments in addition to the $10.5 million in net proceeds from our subsequent sale of common stock under the ATM and the gross proceeds of $155 million upon the closing of our definite asset purchase agreement to sell our PRV, are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,312,283 shares of our common stock under the ATM Agreement and received $6.8 million of net proceeds during the three months ended March 31, 2025. We sold 889,315 shares of our common stock under the ATM Agreement and received $6.4 million of net proceeds during the three months ended March 31, 2024. Subsequent to March 31, 2025 and through April 28, 2025, we sold 2,198,606 shares of our common stock under the ATM Agreement resulting in $10.5 million in net proceeds.

Since our inception, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and commercialization efforts. We have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. As a result, we have incurred significant operating losses and negative cash flows from operations since our inception and anticipates such losses and negative cash flows will continue until ZEVASKYN™ can provide sufficient revenue for us to be profitable and cash flow generating.

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

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards not yet effective or adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2025, as such term is defined in Rules 13a-15I and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of March 31, 2025 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 except as set forth below.

We recently received approval to market our first product, ZEVASKYN™, and will begin commercial sales, which make it difficult to assess our future viability.

We are a commercial-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. On April 28, 2025, the United States Food and Drug Administration (“FDA”) approved our Biologics License Application (“BLA”) for ZEVASKYN™ for treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a series and debilitating genetic skin disease. To date we have not recorded any revenue from ZEVASKYN™ and recorded minimal other revenue and may recognize minimal revenue in the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Disruptions at FDA and other government agencies, such as those that may be caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch recently established the Department of Government Efficiency (“DOGE”), which implemented a federal government hiring freeze and large scale layoffs of current federal employees and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the executive branch will impact the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business. In addition, if a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, Congress may introduce and ultimately pass healthcare related legislation that could impact the drug approval process.

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

Further, the current federal administration has announced that it is looking for opportunities to improve efficiency and identify fraud and ineffective use of resources at government agencies, including through the DOGE, This includes government agencies we may interact with like the FDA. There is a possibility that changes will be made at the FDA, and other governmental agencies that we may interact with, and that these changes could have a material adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2025:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
January 1, 2025 - January 31, 2025	—	$—
February 1, 2025 - February 28, 2025	—	$—
March 1, 2025 - March 31, 2025	866	$5.28
	866	$5.28

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, Leila Alland, M.D., a member of the Company’s board of directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 64,800 shares of our common stock. The duration of the trading arrangement is until June 22, 2026, or earlier if all transactions under the trading arrangement are completed .

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date:	May 15, 2025	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

