Form 10-Q
period 2025-06-30
ABEONA THERAPEUTICS INC.
filed 2025-08-14
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2025 was 51,278,539 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended June 30, 2025

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to successfully generate commercial sales of ZEVASKYNTM and generate future revenue; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for ZEVASKYNTM and our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

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

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as “ZEVASKYN™” and “AIM™,” which are protected under applicable intellectual property laws and are the property of Abeona Therapeutics Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this report appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$163,535	$23,357
Short-term investments	61,983	74,363
Restricted cash	338	338
Inventory	2,686	—
Other receivables	1,630	1,652
Prepaid expenses and other current assets	2,090	1,143
Total current assets	232,262	100,853
Property and equipment, net	9,489	4,430
Operating lease right-of-use assets	4,144	3,552
Other assets	338	96
Total assets	$246,233	$108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,337	$3,441
Accrued expenses	5,495	6,333
Current portion of long-term debt	5,556	5,926
Current portion of operating lease liability	537	823
Accrued taxes	15,512	—
Other current liabilities	80	64
Total current liabilities	34,517	16,587
Long-term operating lease liabilities	3,978	3,262
Long-term debt	14,005	13,037
Warrant liabilities	30,157	32,014
Total liabilities	82,657	64,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 51,248,032 and 45,644,091 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	512	457
Additional paid-in capital	879,563	856,824
Accumulated deficit	(716,454)	(813,258)
Accumulated other comprehensive (income) loss	(45)	8
Total stockholders’ equity	163,576	44,031
Total liabilities and stockholders’ equity	$246,233	$108,931

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenues:
License and other revenues	$400	$—	$400	$—

Expenses:
Royalties	100	—	100	—
Research and development	5,943	9,218	15,884	16,425
Selling, general and administrative	17,149	8,646	26,935	15,769
Total expenses	23,192	17,864	42,919	32,194

Loss from operations	(22,792)	(17,864)	(42,519)	(32,194)

Interest income	1,027	1,191	2,337	2,034
Interest expense	(957)	(1,072)	(1,955)	(2,024)
Change in fair value of warrant and derivative liabilities	(5,388)	24,927	1,857	7,626
Gain from sale of priority review voucher, net	152,366	—	152,366	—
Other income	89	224	230	386
Income (loss) before income taxes	124,345	7,406	112,316	(24,172)
Income tax expense	15,512	—	15,512	—
Net income (loss)	$108,833	$7,406	$96,804	$(24,172)

Basic income (loss) per common share	$2.07	$0.19	$1.89	$(0.72)
Dilutive income (loss) per common share	$1.71	$(0.26)	$1.47	$(0.72)

Weighted average number of common shares outstanding:
Basic	52,524,510	40,010,481	51,159,240	33,662,908
Dilutive	66,640,620	51,226,715	65,111,330	33,662,908

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	22	50	(53)	(68)
Comprehensive income (loss)	$108,855	$7,456	$96,751	$(24,240)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

($ in thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2024	27,550,693	$276	$772,129	$(781,102)	$(184)	$(8,881)
Stock-based compensation expense	—	—	1,323	—	—	1,323
Cancellation of common stock in connection with restricted share awards, net of issuances and shares settled for tax withholding settlement	(186,796)	(2)	(313)	—	—	(315)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,013,061	10	3,495	—	—	3,505
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Net income	—	—	—	7,406	—	7,406
Other comprehensive income	—	—	—	—	50	50
Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	2,869	—	—	2,869
Cancellation of common stock in connection with restricted share awards, net of issuances and shares settled for tax withholding settlement	(49,296)	—	(329)	—	—	(329)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,902,376	19	9,943	—	—	9,962
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Net loss	—	—	—	(24,172)	—	(24,172)
Other comprehensive loss	—	—	—	—	(68)	(68)
Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Continued

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at March 31, 2025	48,953,171	$490	$866,260	$(825,287)	$(67)	$41,396
Stock-based compensation expense	—	—	2,830	—	—	2,830
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	96,255	—	(6)	—	—	(6)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	2,198,606	22	10,479	—	—	10,501
Net income	—	—	—	108,833	—	108,833
Other comprehensive income	—	—	—	—	22	22
Balance at June 30, 2025	51,248,032	$512	$879,563	$(716,454)	$(45)	$163,576

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031
Stock-based compensation expense	—	—	5,531	—	—	5,531
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	2,093,052	20	(57)	—	—	(37)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	3,510,889	35	17,265	—	—	17,300
Net income	—	—	—	96,804	—	96,804
Other comprehensive loss	—	—	—	—	(53)	(53)
Balance at June 30, 2025	51,248,032	$512	$879,563	$(716,454)	$(45)	$163,576

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$96,804	$(24,172)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,078	978
Stock-based compensation expense	5,531	2,869
Change in fair value of warrant and derivative liabilities	(1,857)	(7,626)
Accretion and interest on short-term investments	290	(66)
Amortization of right-of-use lease assets	505	431
Non-cash interest	598	735
Gain on disposal of property and equipment	—	(2)
Gain from sale of priority review voucher	(152,366)	—
Change in operating assets and liabilities:
Inventory	(2,686)	—
Other receivables	22	804
Prepaid expenses and other current assets	(947)	(639)
Other assets	(242)	177
Accounts payable and accrued expenses	1,301	(121)
Accrued taxes	15,512	—
Lease liabilities	(667)	(590)
Other current liabilities	(62)	—
Net cash used in operating activities	(37,186)	(27,222)

Cash flows from investing activities:
Proceeds from sale of priority review voucher, net of transaction costs of $2.6 million	152,366	—
Capital expenditures	(4,302)	(1,436)
Proceeds from disposal of property and equipment	—	18
Purchases of short-term investments	(68,499)	(89,890)
Proceeds from maturities of short-term investments	80,536	39,359
Net cash provided by (used in) investing activities	160,101	(51,949)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	17,300	9,962
Payments related to net settlement of restricted share awards	(37)	(28)
Proceeds from underwritten sales of common stock, net of issuance costs	—	70,153
Proceeds from issuance of long-term debt	—	20,000
Payment of debt issuance costs	—	(963)
Net cash provided by financing activities	17,263	99,124

Net increase in cash, cash equivalents and restricted cash	140,178	19,953
Cash, cash equivalents and restricted cash at beginning of period	23,695	14,811
Cash, cash equivalents and restricted cash at end of period	$163,873	$34,764

Supplemental cash flow information:
Cash and cash equivalents	$163,535	$34,426
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$163,873	$34,764

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,097	$—
Derivative and warrant additions associated with loan and security agreement	$—	$1,042
Changes in accrued property and equipment	$1,364	$—
Cash paid for interest	$1,358	$1,290
Cash paid for taxes	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN™ (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids.

Liquidity

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for ZEVASKYN™ and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing general and administrative support for these operations.

As a result, the Company has incurred significant operating losses and negative cash flows from operations, other than the current quarter with the gain on sale of its Priority Review Voucher (“PRV”), since its inception. The Company anticipates such losses and negative cash flows will continue until ZEVASKYN™ can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through June 30, 2025, the Company has relied primarily on its sale of equity securities, its gain on the sale of its PRV, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its on-going operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 other than those identified below.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2024 condensed consolidated balance sheet was derived from the audited statements but does not include all disclosures required by U.S. GAAP.

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

Inventory

The Company capitalizes inventory costs associated with products when future economic benefit is expected to be realized. These costs consist of raw materials, manufacturing-related costs, personnel costs, facility costs, and other indirect overhead costs. Prior to receiving FDA approval for ZEVASKYN™ in April 2025, the Company expensed costs related to inventory for clinical and pre-commercial purposes directly to research and development expense. Following the FDA’s approval of ZEVASKYN™, the Company began capitalizing inventory related to commercialized products held for sale, in-process of production for sale, and raw materials to be used in the manufacturing of inventory.

The Company values its inventory at the lower-of-cost and net realizable value, on a first-in, first-out basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventory in the period in which they are identified. Such impairment charges, should they occur, are recorded within cost of product revenue. For the three and six months ended June 30, 2025 there were no inventory write-downs. Inventory as of June 30, 2025 consisted of raw materials.

Other receivables

Other receivables include employee retention credits, sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of June 30, 2025 and December 31, 2024, the Company had employee retention credits receivables of $1.6 million.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of June 30, 2025, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivable are with customers that do not have a history of uncollectibility or a history of significantly aged accounts receivables. As of June 30, 2025, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Refer to Note 12 – Segment Information for further information related to the Company’s segment.

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

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per share computations are as follows (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss) used for basic net income (loss) per share	$108,833	$7,406	$96,804	$(24,172)
Effect of dilutive securities:
Fair value adjustments for warrant and derivative liabilities	4,834	(20,854)	(1,180)	—
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$113,667	$(13,448)	$95,624	$(24,172)

Denominator:
Weighted average number of common shares outstanding - basic	52,524,510	40,010,481	51,159,240	33,662,908
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	176,173	178,931	176,273	—
Shares of common stock underlying restricted stock	5,126,127	2,293,570	4,962,006	—
Shares of common stock issuable upon exercise of warrants	8,199,559	8,165,236	8,199,560	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	578,497	614,251	—
Dilutive potential common shares	14,116,110	11,216,234	13,952,090	—
Denominator for dilutive net income (loss) per share - adjusted weighted average shares used in computing net income (loss) per share - dilutive	66,640,620	51,226,715	65,111,330	33,662,908

Earnings per share:
Basic income (loss) per common share	$2.07	$0.19	$1.89	$(0.72)
Dilutive income (loss) per common share	$1.71	$(0.26)	$1.47	$(0.72)

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Shares of common stock issuable upon exercise of stock options	—	—	—	178,859
Shares of common stock underlying restricted stock	—	—	—	1,647,666
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	—	—	614,251
Shares of common stock issuable upon exercise of warrants	1,788,000	1,788,000	1,788,000	9,987,560
Total	1,788,000	1,788,000	1,788,000	12,428,336

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

NOTE 3 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$35,592	—	(37)	$35,555
U.S. federal agency securities	16,436	—	(27)	16,409
Certificates of deposit	10,000	19	—	10,019
Total available-for-sale, short-term investments	$62,028	19	(64)	$61,983

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$23,990	—	(22)	$23,968
U.S. federal agency securities	40,365	10	—	40,375
Certificates of deposit	10,000	20	—	10,020
Total available-for-sale, short-term investments	$74,355	30	(22)	$74,363

As of June 30, 2025, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of June 30, 2025, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30, 2025.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three and six months ended June 30, 2025 or 2024.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	June 30, 2025	December 31, 2024

Laboratory equipment	5	$9,598	$8,868
Furniture, software and office equipment	3 to 5	2,236	1,113
Leasehold improvements	Shorter of remaining lease term or useful life	8,913	8,805
Construction-in-progress		4,800	624
Subtotal		25,547	19,410
Less: accumulated depreciation		(16,058)	(14,980)
Total property and equipment, net		$9,489	$4,430

Construction-in-progress relates to leasehold improvements for the Company’s new office space as well as for conversion of existing office space into additional manufacturing space to increase ZEVASKYN™ manufacturing capacity.

Depreciation and amortization on property and equipment was $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively and $1.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company capitalized into inventory $0.1 million relating to depreciation associated with manufacturing equipment and production facilities for the three and six months ended June 30, 2025. The capitalized costs associated are added to inventory and will be expensed through cost of sales product in the condensed consolidated statement of operations and comprehensive income (loss) upon our first commercial sale of ZEVASKYN™

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement as of June 30, 2025 and December 31, 2024, was $21.9 million and $24.7 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at June 30, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$157,115	$157,115	$—	$—
Money market deposit account	5,177	5,177	—	—
Short-term investments
U.S. treasury securities	35,555	35,555	—	—
U.S. federal agency securities	16,409	—	16,409	—
Certificates of deposit	10,019	—	10,019	—
Total assets measured at fair value	$224,275	$197,847	$26,428	$—

Liabilities
Warrant liabilities	$30,157	$—	$—	$30,157
Total liabilities measured at fair value	$30,157	$—	$—	$30,157

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$17,627	$17,627	$—	$—
Money market deposit account	5,109	5,109	—	—
Short-term investments
U.S. treasury securities	23,968	23,968	—	—
U.S. federal agency securities	40,375	—	40,375	—
Certificates of deposit	10,020	—	10,020	—
Total assets measured at fair value	$97,099	$46,704	$50,395	$—

Liabilities
Warrant liabilities	$32,014	$—	$—	$32,014
Total liabilities measured at fair value	$32,014	$—	$—	$32,014

Warrant Liabilities

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding warrant liabilities:

	June 30, 2025	December 31, 2024

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	7,609,879	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681

The common stock warrants related to the 2021 Public Offering and the 2022 Private Placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants issued in connection with the Loan Agreement issuance were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock. In January 2024, as part of the Loan Agreement, see Note 8, the Company issued warrants to purchase $2.4 million worth of shares of the Company’s stock which have an exercise price of $4.07 per share and the shares issuable was calculated at 589,681 shares. Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive income (loss).

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2024	$32,014
Gain recognized in earnings from change in fair value	(1,857)
Warrant liabilities as of June 30, 2025	$30,157

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	June 30, 2025	December 31, 2024

Common share price	$ 5.68	$ 5.57
Expected term (years)	1.46 – 3.53	1.96 – 4.02
Risk-free interest rate (%)	3.63% – 3.77%	4.16% – 4.24%
Volatility (%)	87.61% - 100.00%	92.64% - 100.00%
Expected dividend yield (%)	0%	0%

NOTE 6 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	June 30, 2025	December 31, 2024

Accrued employee compensation	$3,095	$4,392
Accrued contracted services and other	2,400	1,941
Total accrued expenses	$5,495	$6,333

NOTE 7 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company also leases office space in New York, New York, which the Company sublets. The lease for the office space in New York, New York will terminate in September of 2025, which is the end of the lease term. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

During 2024, the Company signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. Pursuant to the lease agreement, the lease term began on January 1, 2025 with an initial term through December 30, 2030. Annual lease payments during the term of the lease are approximately $0.3 million. The total lease payments over the duration of the lease term are approximately $1.5 million. The additional space at the 6700 Euclid Avenue facility will allow the Company to convert office space at the 6555 Carnegie Avenue facility into additional manufacturing space to increase ZEVASKYN™ manufacturing capacity. The impact of this lease agreement was to increase the Company’s operating right-of-use lease assets and operating lease liabilities by $1.0 million on January 1, 2025.

The Company has entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York. The sublease agreements terminate in September of 2025 at the same time the Company’s lease terminates. The Company expects to receive $0.1 million in future sublease income through September 2025 from the two subleases noted above.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	June 30, 2025	December 31, 2024

Current operating lease liability	$537	$823
Non-current operating lease liability	3,978	3,262
Total operating lease liability	$4,515	$4,085

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss), as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Operating lease cost	$380	$328	$752	$662
Variable lease cost	79	122	195	196
Short-term lease cost	11	11	19	34
Total operating lease costs	$470	$461	$966	$892

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended June 30, 2025 and 2024, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2025, remainder	$—
2026	1,102
2027	1,146
2028	1,172
2029	1,199
Thereafter	1,225
Total undiscounted operating lease payments	5,844
Less: imputed interest	1,329
Present value of operating lease liabilities	$4,515

The weighted-average remaining term of the Company’s operating leases was 62 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.1% as of June 30, 2025.

The Company received sublease income, which is recorded in other income on the condensed consolidated statement of operations and comprehensive income (loss), of $0.1 million during the three months ended June 30, 2025 and 2024 and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

Future cash receipts from the Company’s sublease agreements as of June 30, 2025 are as follows (in thousands):

Operating
Future cash receipts	Subleases

2025, remainder	$140
Total future cash receipts	$140

NOTE 8 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	June 30, 2025	December 31, 2024

Loan Agreement Principal	$20,000	$20,000
Accreted final payment fee	544	354
Unamortized debt issuance costs and discounts	(983)	(1,391)
Total long-term debt	19,561	18,963
Less: current maturities	5,556	5,926
Long-term debt, net of current maturities	$14,005	$13,037

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN™ in RDEB, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027. As of September 30, 2024, the Tranche 2 was no longer available as the Company did not meet the Tranche 2 criteria.

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. On April 28, 2025, with the FDA approval of ZEVASKYN™ and in accordance with the Loan Agreement, the start date of the loan principal monthly installments was extended from May 1, 2025 to February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. The stated interest rate and effective interest rate as of June 30, 2025 was 13.50% and 19.86%, respectively.

The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole, at any time. If prepayment occurs after January 8, 2025 and on or before the January 8, 2026, the Company is required to pay a fee equal to 2.00% of the principal amount of the Loans; if prepayment occurs after the January 8, 2026, the Company is required to pay a fee equal to 1.00% of the principal amount of the Loans. A final payment fee of 5.00% of the principal amount of the funded Tranche 1, Tranche 2 Loans and Discretionary Tranche Loans is also due upon maturity on July 1, 2027 or any earlier date of prepayment.

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

Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The Conversion Right required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. On January 8, 2024, the Conversion Right was recorded at the closing date fair value of $0.8 million which was based on a Monte Carlo simulation model. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrants and derivative liabilities in the condensed consolidated statement of operations until the derivative is exercised, expired, reclassified, or otherwise settled. On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. On September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability and the derivative liability of $1.1 million was reclassified to equity.

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

The future payment obligations of the principal are as follows as of June 30, 2025 (in thousands):

2025, remainder	$—
2026	12,222
2027	7,778
Total principal	$20,000

NOTE 9 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and six months ended June 30, 2025, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised and on December 2, 2024, 1,228,531 of the 2024 Pre-Funded Warrants were exercised, leaving 4,214,125 2024 Pre-Funded Warrants outstanding as of June 30, 2025. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2025 given their nominal exercise price.

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

The Company sold 2,198,606 and 1,013,061 shares of its common stock under the ATM Agreement during the three months ended June 30, 2025 and 2024, respectively, resulting in net proceeds of $10.5 million and $3.5 million during the three months ended June 30, 2025 and 2024, respectively. The Company sold 3,510,889 and 1,902,376 shares of its common stock under the ATM Agreement during the six months ended June 30, 2025 and 2024, respectively, resulting in net proceeds of $17.3 million and $10.0 million during the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, there were 7,609,879 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and six months ended June 30, 2025, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of June 30, 2025. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2025 given their nominal exercise price.

Common Stock Warrants related to the Loan and Security Agreement

On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to the Warrant Holders warrants to purchase up to $0.5 million and $1.9 million worth of shares, respectively, of Company common stock (collectively, the “January Warrants”). The Warrants expire on January 8, 2029 and upon issuance, had an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In connection with the underwritten common stock offering consummated on May 7, 2024, and pursuant to the term of the January Warrants, the exercise price of the January Warrants was reduced to $4.07 per share for 589,681 shares. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrant Holders would be entitled to receive the shares of common stock underlying the January Warrants without payment of the exercise price. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price and therefore the January Warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. On September 30, 2024, per the terms of the January Warrants, the exercise price and the number of shares issuable became set at $4.07 per share and 589,681 shares, respectively.

The Warrant Holders may exercise the January Warrants at any time, or from time to time up to and including January 8, 2029, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Warrant Holders may also exercise the January Warrants on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the January Warrants. The January Warrants are subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

NOTE 10 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of June 30, 2025, there were 3,142,949 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of June 30, 2025, there were 462,853 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation expense (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Research and development	$232	$224	$902	$570
Selling, general and administrative	2,598	1,099	4,629	2,299
Total stock-based compensation expense	$2,830	$1,323	$5,531	$2,869

Stock Options

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

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

The Company did not grant any stock options in the three and six months ended June 30, 2025 and 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	176,587	$38.64	5.83	$6
Granted	—	$—	—	$—
Cancelled/forfeited	(439)	$16.49	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2025	176,148	$38.70	5.35	$6
Exercisable	172,830	$39.11	5.32	$5
Unvested	3,318	$17.33	6.50	$1

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2025, the total compensation cost related to non-vested option awards not yet recognized was approximately $39,000 with a weighted average remaining vesting period of 0.3 years.

Restricted Stock

The following table summarizes restricted stock award activity during the six months ended June 30, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2024	3,320,811	$4.60
Granted	2,139,328	$5.29
Cancelled/forfeited	(44,525)	$5.10
Vested	(500,780)	$4.72
Outstanding at June 30, 2025	4,914,834	$4.88

As of June 30, 2025, there was $17.7 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.1 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2025 and 2024 was $2.4 million and $3.9 million, respectively.

NOTE 11 – LICENSE/SUPPLIER AGREEMENT

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of June 30, 2025, the Company paid the remaining milestone payments of $0.3 million which became due upon FDA approval of ZEVASKYN™ on April 28, 2025 and is included in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive income (loss).

License Agreement Relating to Novel AAV Capsids (“AIM™ capsids”)

In 2016, the Company licensed an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. Under the terms of the licensing agreements, the Company paid an upfront licensing fee in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of June 30, 2025, as a result of exercise of the option to license certain of the Company’s AAV capsids, the Company paid $0.1 million to UNC for as a royalty payment under this agreement.

License Agreement Relating to CLN1 Disease

In 2016, the Company licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha Gene Therapies (“Taysha”), see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). During the three and six months ended June 30, 2025 and 2024, no milestone or royalty payments under this agreement have been made.

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). During the three and six months ended June 30, 2025 and 2024, no milestone or royalty payments under this agreement have been made.

License Agreement Relating to AAV Capsids

In 2024, the Company entered into a license agreement with a third party for certain of the Company’s AAV capsids. This agreement had an option to exercise before the terms of the agreement were activated. In June 2025, the third party exercised its option as per the agreement with a payment of $0.4 million included as license and other revenues in the statement of operations and comprehensive income (loss).

The Company assessed the nature of the promised license to determine whether the license has significant stand-alone functionality and evaluated whether such functionality can be retained without ongoing activities by the Company and determined that the license has significant stand-alone functionality. Furthermore, the Company has no ongoing activities associated with the license to support or maintain the license’s utility. Based on this, the Company determined that the pattern of transfer of control of the license to the third party was at a point in time.

The transaction price of the contract includes (i) $0.4 million of fixed consideration, (ii) up to $24.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $45.0 million of variable consideration in the form of sales-based milestone payments, and (iv) low single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from the third party to UNC. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company has fully constrained the $24.0 million in event-based milestone payments until such time that it is probable that a significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized $0.4 million in revenue during the three and six months ended June 30, 2025 and no revenue for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

The transaction price of the contract includes (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to UNC. The event-based milestone payments are based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company has not recognized any revenue during the three and six months ended June 30, 2025 and 2024, respectively, based on event-based-milestone payments. The Company has no contract assets or liabilities as of June 30, 2025 and December 31, 2024 as a result of this transaction.

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

The transaction price of the contract includes (i) $3.0 million of fixed consideration, (ii) up to $26.5 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company is obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to UNC and U. Edinburgh. The event-based milestone payments are based on certain development and regulatory events occurring. The Company evaluated whether the milestone conditions have been achieved and if it is probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue. The Company determined that these milestone payments are not within the Company’s control or the licensee’s control, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received. Accordingly, the Company fully constrained the $26.5 million in event-based milestone payments until such time that it is probable that a significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments are based on a level of sales for which the license is deemed to be the predominant item to which the royalties relate. The Company will recognize revenue for these payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement.

Under this arrangement, the Company recognized no revenue during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied. As of June 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

The accounting policies of the clinical-stage biopharmaceutical segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the commercial-stage biopharmaceutical segment based on net income (loss), which is reported on the consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

To date, the Company has not generated any product revenue. The Company will continue to incur significant expenses and operating losses until ZEVASKYN™ can provide sufficient revenue for the Company to be profitable. As such, the CODM uses cash forecast models in deciding how to invest into the commercial-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net income (loss) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

License and other revenues	$400	$—	$400	$—

Research and development costs
Salaries & related costs	$2,235	$4,441	$6,916	$7,996
Non-cash stock-based compensation	232	224	902	570
Other research and development costs (a)	3,476	4,553	8,066	7,859
Total research and development costs	$5,943	$9,218	$15,884	$16,425

Selling, general and administrative costs
Salaries & related costs	$4,670	$3,434	$8,323	$5,696
Non-cash stock-based compensation	2,598	1,099	4,629	2,299
Pre-commercial preparation costs	2,290	1,460	3,497	2,811
Regulatory and production costs	4,855	—	4,855	—
Other selling, general and administrative costs (b)	2,736	2,653	5,631	4,963
Total selling, general and administrative costs	$17,149	$8,646	$26,935	$15,769

Other segment items (c)	(131,525)	(25,270)	(139,223)	(8,022)
Net income (loss)	$108,833	$7,406	$96,804	$(24,172)

(a)	Other research and development expenses include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other general and administrative expenses primarily consist of office facility costs, public reporting company related costs, professional fees (e.g., legal expenses) and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items includes royalties, interest income, interest expense, change in fair value of warrant and derivative liabilities, gain on sale of priority review voucher, other income and income tax expense.

NOTE 13 – INCOME TAXES

The Company recorded a current income tax expense of $15.5 million for the three and six months ended June 30, 2025. The Company did not record an income tax expense for the three and six months ended June 30, 2024 as it generated sufficient tax losses, after consideration of discrete items, during each of the periods. The current income tax expense for the three and six months ended June 30, 2025 was driven by pre-tax income from the gain on sale of priority review voucher, resulting in $14.6 million of federal income tax expense and $0.9 million of state income tax expense.

As previously disclosed, the Company’s ability to utilize its net operating loss (“NOL”) carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Per Section 382, a change in ownership greater than 50% within a three-year period results in annual limitations on the utilization of NOL carryforwards. The Company is currently in the process of determining if a Section 382 change has occurred and to what extent the use of its NOL carryforwards may be limited. Preliminary results indicate that the Company has experienced multiple ownership changes and may have a material limitation on the use of its NOL carryforwards. The Company expects to complete its Section 382 analysis by December 31, 2025.

On July 4, 2025, the President signed the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

These changes were not reflected in the Company’s income tax provision for the period ended June 30, 2025, as the legislation was enacted after the balance sheet date. The Company is currently evaluating the impact of the One Big Beautiful Bill Act on future periods; however, the Company expects that the favorable changes from the new law will significantly reduce current tax due for 2025. The Company is also evaluating the impact of the legislation on its state income tax position, recognizing that certain states may follow different legislative processes or decouple from federal provisions.

NOTE 14 – SALE OF NONFINANCIAL ASSETS

On May 9, 2025, the Company entered into a definitive asset purchase agreement that transferred the rights to a PRV awarded to the Company following the FDA approval of ZEVASKYN™. The PRV sale was subject to customary closing conditions and was completed in June 2025 following the expiration of applicable U.S. antitrust requirements. The Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). The Company received the gross proceeds of $155.0 million during the three months ended June 30, 2025 and recognized a gain, net of transaction costs of $2.6 million, from sale of priority review voucher of $152.4 million on the Company’s condensed consolidated statement of operations and comprehensive income (loss) as it did not have a carrying value at the time of sale.

NOTE 15 – SUBSEQUENT EVENTS

On July 18, 2025, the Company entered into an amendment (the “Amendment”) to the Loan Agreement that reduces the interest rate for senior secured term loan owed under the Loan Agreement from 13.5% to a fixed rate of 11.75% per annum. In connection with the Amendment, the Company issued the lenders warrants to purchase up to an aggregate of 16,474 shares of Company common stock (collectively, the “July 2025 Avenue Warrants”). The July 2025 Avenue Warrants expire on July 18, 2030 and have an exercise price per share equal to $6.07.

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

In connection with the FDA approval of ZEVASKYN™, Abeona received a Rare Pediatric Disease Priority Review Voucher (“PRV”). ZEVASKYN™ has been granted Orphan Drug and Rare Pediatric Disease designations by the FDA and Orphan Drug Designation by the European Medicines Agency (“EMA”). On May 9, 2025, we entered into a definitive asset purchase agreement to sell our PRV for gross proceeds of $155.0 million. The transaction closed on June 27, 2025 and we received $155.0 million in gross proceeds from the sale of the PRV.

We established a current Good Manufacturing Practices (“cGMP”) commercial facility in Cleveland, Ohio for manufacturing ZEVASKYN™ drug product to support our commercial launch. ZEVASKYN™ will be made available beginning in the third quarter of 2025 through ZEVASKYN™ Qualified Treatment Centers (“QTCs”). The QTCs are well-recognized epidermolysis bullosa treatment centers with cell and gene therapy experience, situated across the U.S. to ensure patients nationwide have access to this important treatment. On May 14, 2025, Ann & Robert H. Lurie Children’s Hospital of Chicago (“Lurie Children’s”) was activated as the first QTC for ZEVASKYN™. Lurie Children’s has completed QTC start-up activities enabling it to begin patient identification for scheduling of ZEVASKYN™ treatment. Treatments are expected to begin in the third quarter of 2025.

Our development portfolio also features adeno-associated virus (“AAV”) based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids. Abeona’s novel, next-generation AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

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

Recent Updates

In June 2025, a third-party exercised its option for $0.4 million to license certain of our AAV capsids. This worldwide, non-exclusive license is pursuant to the agreement between Abeona and the third party, announced in July 2024, to evaluate the therapeutic potential of AAV204.

On July 15, 2025, we announced the activation of the newest QTC for ZEVASKYN™ at Lucile Packard Children’s Hospital Stanford. As a result, RDEB patients will be able to access ZEVASKYN™ at both Lucile Packard Children’s Hospital Stanford and Lurie Children’s Hospital of Chicago.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2025 and June 30, 2024

	For the three months ended June 30,		Change
($ in thousands)	2025	2024	$	%

Revenues:
License and other revenues	$400	$—	$400	100%

Expenses:
Royalties	100	—	100	100%
Research and development	5,943	9,218	(3,275)	(36)%
Selling, general and administrative	17,149	8,646	8,503	98%
Total expenses	23,192	17,864	5,328	30%

Loss from operations	(22,792)	(17,864)	(4,928)	28%

Interest income	1,027	1,191	(164)	(14)%
Interest expense	(957)	(1,072)	115	(11)%
Change in fair value of warrant and derivative liabilities	(5,388)	24,927	(30,315)	(122)%
Gain from sale of priority review voucher, net	152,366	—	152,366	100%
Other income	89	224	(135)	(60)%
Income before income taxes	124,345	7,406	116,939	1,579%
Income tax expense	15,512	—	15,512	100%
Net income	$108,833	$7,406	$101,427	1,370%

License and other revenues

License and other revenues for the three months ended June 30, 2025 was $0.4 million as compared to nil for the same period of 2024. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Royalties

Total royalty expense for the three months ended June 30, 2025 was $0.1 million as compared to nil for the same period of 2024. The increase in expense was due to royalties owed to the University of North Carolina at Chapel Hill resulting from the milestones due from the exercise of an option by a third party to license certain of our AAV capsids.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expense, preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.

Total research and development spending for the three months ended June 30, 2025 was $5.9 million, as compared to $9.2 million for the same period of 2024, a decrease of $3.3 million. The reduction in expenses was primarily due to $1.4 million of costs capitalized into inventory and $4.9 million of costs such as engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN™ in April of 2025. Excluding this, total costs would have increased by $3.0 million due to $1.7 million increase in salaries and non-cash stock-based compensation costs due to increased headcount related to scale up of manufacturing capacity in preparation for the planned launch of ZEVASKYN™ and $1.3 million in pre-clinical development work.

We expect our research and development activities to continue as we work towards advancing other product candidates towards potential regulatory approval, reflecting costs associated with the following:

●	employee and consultant-related expenses;
●	preclinical and developmental costs;
●	clinical trial costs;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with regulatory approvals.

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), selling and other costs for planned commercial launch and other general operating expenses not otherwise included in research and development expenses.

Total selling, general and administrative expenses were $17.1 million for the three months ended June 30, 2025, as compared to $8.6 million for the same period of 2024, an increase of $8.5 million. The increase in expenses was primarily due to approximately $4.9 million of costs such as engineering runs and other production costs that are no longer considered research and development due to FDA approval in April of 2025. Excluding these costs, the increase in expenses of $3.7 million was primarily due to:

●	increased salary and related costs of $1.2 million;
●	increased non-cash stock-based compensation of $1.0 million; and
●	increased other costs such as professional fees, rent, and recruiting of $1.5 million.

Interest income

Interest income was $1.0 million for the three months ended June 30, 2025, as compared to $1.2 million in the same period of 2024. The decrease resulted from lower earnings on short-term investments driven by decreased average short-term investment balances.

Interest expense

Interest expense was $1.0 million for the three months ended June 30, 2025 compared to $1.1 million in the same period of 2024. Interest expense is due to the credit facility entered into by the Company in January 2024.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a loss of $5.4 million for the three months ended June 30, 2025. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The loss in the fair value of warrant liabilities was primarily due to the increase in our stock price year over year and a shorter term of the outstanding warrants.

The change in fair value of warrant and derivative liabilities was a gain of $24.9 million for the three months ended June 30, 2024. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant and derivative liabilities was primarily due to the decrease in our stock price over the year and a reduced term of each of the warrants and derivative liabilities.

Gain from sale of priority review voucher, net

In May 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN™. We received gross proceeds of $155.0 million during the three months ended June 30, 2025 and recognized a gain the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other income

Other income was $0.1 million for the three months ended June 30, 2025, as compared to $0.2 million in the same period of 2024. Other income includes sublease income, which had a minor reduction period over period.

Income tax expense

We recorded a current income tax expense of $15.5 million for the three months ended June 30, 2025. We did not record an income tax expense for the three months ended June 30, 2024 as we generated sufficient tax losses, after consideration of discrete items. The current income tax expense for the three months ended June 30, 2025 was driven by pre-tax income from the gain on sale of the PRV, resulting in $14.6 million of federal income tax expense and $0.9 million of state income tax expense. We are currently evaluating the impact of the One Big Beautiful Bill Act on future periods; however, we expect that the favorable changes from the new law will significantly reduce current tax due for 2025. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

	For the six months ended June 30,		Change
($ in thousands)	2025	2024	$	%

Revenues:
License and other revenues	$400	$—	$400	100%

Expenses:
Royalties	100	—	100	100%
Research and development	15,884	16,425	(541)	(3)%
Selling, general and administrative	26,935	15,769	11,166	71%
Total expenses	42,919	32,194	10,725	33%

Loss from operations	(42,519)	(32,194)	(10,325)	32%

Interest income	2,337	2,034	303	15%
Interest expense	(1,955)	(2,024)	69	(3)%
Change in fair value of warrant and derivative liabilities	1,857	7,626	(5,769)	(76)%
Gain from sale of priority review voucher, net	152,366	—	152,366	100%
Other income	230	386	(156)	(40)%
Income (loss) before income taxes	112,316	(24,172)	136,488	(565)%
Income tax expense	15,512	—	15,512	100%
Net income (loss)	$96,804	$(24,172)	$120,976	(500)%

License and other revenues

License and other revenues for the six months ended June 30, 2024 was $0.4 million as compared to nil for the same period of 2024. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Royalties

Total royalty expense for the six months ended June 30, 2025 was $0.1 million as compared to nil for the same period of 2024. The increase in expense was due to royalties owed to the University of North Carolina at Chapel Hill resulting from the milestones due from the exercise of an option by a third party to license certain of our AAV capsids.

Research and development

Total research and development spending for the six months ended June 30, 2025 was $15.9 million, as compared to $16.4 million for the same period of 2024, a decrease of $0.5 million. The reduction in expenses was primarily due to $1.4 million of costs capitalized into inventory and $4.9 million of costs such as engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN™ in April of 2025. Excluding this, total costs would have increased by $5.8 million due to $3.0 million increase in salaries and non-cash stock-based compensation costs due to increased headcount related to scale up of manufacturing capacity in preparation for the planned launch of ZEVASKYN™ and $2.8 million in pre-clinical development work.

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

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), selling and other costs for planned commercial launch and other general operating expenses not otherwise included in research and development expenses.

Total general and administrative expenses were $26.9 million for the six months ended June 30, 2025, as compared to $15.8 million for the same period of 2024, an increase of $11.1 million. The increase in expenses was primarily due to approximately $4.9 million of costs such as engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN™ in April of 2025.

Excluding these costs, the increase in expenses of $6.2 million was primarily due to:

●	increased salary and related costs of $2.6 million;
●	increased non-cash stock-based compensation of $1.9 million; and
●	increased other costs such as professional fees, rent, and recruiting of $1.7 million.

Interest income

Interest income was $2.3 million for the six months ended June 30, 2025, as compared to $2.0 million in the same period of 2024. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $2.0 million for the six months ended June 30, 2025 and 2024. Interest expense is due to the credit facility entered into by the Company in January 2024.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a gain of $1.9 million for the six months ended June 30, 2025. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the shorter term period over period.

The change in fair value of warrant and derivative liabilities was a gain of $7.6 million for the six months ended June 30, 2024. In 2024, we issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement was required to be classified as a liability through September 30, 2024 and was valued at fair market value at each reporting period during the nine-month period ending September 30, 2024. The change in the fair value of warrant and derivative liabilities was primarily due to the decrease in our stock price year as of June 30, 2024 compared to December 31, 2023.

Gain from sale of priority review voucher, net

In May, 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN™. We received gross proceeds of $155.0 million during the six months ended June 30, 2025 and recognized a gain from the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other income

Other income was $0.2 million for the six months ended June 30, 2025, as compared to $0.4 million in the same period of 2024. Other income includes sublease income, which had a minor reduction period over period.

Income tax expense

We recorded a current income tax expense of $15.5 million for the six months ended June 30, 2025. We did not record an income tax expense for the six months ended June 30, 2024 as we generated sufficient tax losses, after consideration of discrete items. The current income tax expense for the six months ended June 30, 2025 was driven by pre-tax income from the gain on sale of the PRV, resulting in $14.6 million of federal income tax expense and $0.9 million of state income tax expense. We are currently evaluating the impact of the One Big Beautiful Bill Act on future periods; however, we expect that the favorable changes from the new law will significantly reduce current tax due for 2025. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2025 and 2024

	For the six months ended June 30,
($ in thousands)	2025	2024

Total cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(37,186)	$(27,222)
Investing activities	160,101	(51,949)
Financing activities	17,263	99,124
Net increase in cash, cash equivalents and restricted cash	$140,178	$19,953

Operating activities

Net cash used in operating activities was $37.2 million for the six months ended June 30, 2025, primarily comprised of our net income of $96.8 million and increases in operating assets and liabilities of $12.4 million offset by net non-cash charges of $146.2 million. Non-cash charges consisted primarily of $152.4 million gain on sale of priority review voucher for which the cash proceeds are recorded in investing activities, $1.9 million of gain as a result of the change in fair value of warrant and derivative liabilities, $5.5 million of stock-based compensation and $1.1 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $160.1 million for the six months ended June 30, 2025, primarily comprised of net proceeds from sale of priority review voucher of $152.4 million, proceeds from maturities of short-term investments of $80.5 million, offset by purchases of short-term investments of $68.5 million and capital expenditures of $4.3 million.

Net cash used in investing activities was $51.9 million for the six months ended June 30, 2024, primarily comprised of proceeds from maturities of short-term investments of $39.4 million, offset by purchases of short-term investments of $89.9 million and capital expenditures of $1.4 million.

Financing activities

Net cash provided by financing activities was $17.3 million for the six months ended June 30, 2025, primarily comprised of proceeds of $17.3 million from open market sales of common stock pursuant to the ATM Agreement (as defined below).

Net cash provided by financing activities was $99.1 million for the six months ended June 30, 2024, primarily comprised of $70.2 million in net proceeds from sales of common stock, $10.0 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and net proceeds of $19.0 million from our January 2024 Loan Agreement.

We have historically funded our operations primarily through our sale of equity securities, our most recent gain on sale of our PRV, and strategic collaboration arrangements.

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of June 30, 2025, our cash resources were $225.9 million, which include the $155.0 million in gross proceeds from the sale of our priority review voucher. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,510,889 shares of our common stock under the ATM Agreement and received $17.3 million of net proceeds during the six months ended June 30, 2025. We sold 1,902,376 shares of our common stock under the ATM Agreement and received $10.0 million of net proceeds during the six months ended June 30, 2024. Under the ATM Agreement and as of June 30, 2025, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

Since our inception and excluding the gain on sale of our priority review voucher, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and commercialization efforts. Excluding the gain on sale of our priority review voucher, we have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. As a result, we have incurred significant operating losses and negative cash flows from operations since our inception and anticipate such losses and negative cash flows will continue until ZEVASKYN™ can provide sufficient revenue for us to be profitable and cash flow generating.

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

Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the successful commercialization of ZEVASKYN™;
●	the successful development, regulatory approval and commercialization of our cell and gene therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development, and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting, and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	the successful outcome of our regulatory filings.

Due to uncertainties and certain of the risks described above, under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed in the risks above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2025, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of June 30, 2025 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited experience in generating revenue from product sales.

Although ZEVASKYN™ has been approved by the FDA, our ability to generate significant revenue from product sales depends on ZEVASKYN™ successful commercialization. Successful commercialization requires success in many areas, including, but not limited to:

●	launching ZEVASKYN™ and enrolling new patients;
●	obtaining market acceptance of ZEVASKYN™ as a viable treatment option;
●	obtaining adequate market share, reimbursement and pricing for ZEVASKYN™;
●	our ability to find patients who have been diagnosed with RDEB and wish to begin receiving treatment;
●	addressing any competing products and technological and market developments;
●	negotiating favorable terms, including commercial rights, in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto, or extensions thereof;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
●	attracting, hiring, and retaining qualified personnel.

If the patient demand is not as significant as we estimate, or the reasonably predicted population for treatment is narrowed by competition, physician choice, or treatment guidelines, or for any other reason, we may not generate significant revenue from the sale of ZEVASKYN™.

Our financial performance depends on the commercial success of ZEVASKYN™.

Our financial performance depends heavily on the commercial success of ZEVASKYN™, which received FDA approval on April 28, 2025. If ZEVASKYN™ faces problems such as unexpected side effects, loss of intellectual property protection, data integrity issues, manufacturing or supply chain issues or other product shortages, regulatory proceedings, changes in labeling, publicity affecting doctor or patient confidence in the product, material product liability litigation, or pressure from new competitive products, the adverse impact on our revenue could be significant. Our revenues could be significantly affected by the timing and rate of commercial acceptance of our product. The commercial success of our approved product also requires significant attention and focus from key members of our management.

Even if we succeed in commercializing ZEVASKYN™, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of any future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses before we become profitable have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

Our ability to use our net operating loss carryforwards to offset future taxable income and taxes may be subject to certain limitations.

As of December 31, 2024, we had $416.1 million of U.S. federal net operating loss carryforwards and $6.0 million of general business credit carryforwards, which may be utilized against future federal and state income taxes. Federal NOL carryforwards we generated in tax years through December 31, 2017 generally may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 generally may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2017.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes or applicable state tax law. An ownership change may limit our ability to use our NOL carryforwards attributable to the period prior to the change. We are currently in the process of determining if a Section 382 change has occurred and to what extent the use of our NOL carryforwards may be limited. Preliminary results indicate that we have experienced multiple ownership changes and may have a material limitation on the use of our NOL carryforwards. We expect to complete our Section 382 analysis by December 31, 2025.

If we are limited in our ability to use our NOLs and tax credits this year or in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits, and we could be required to pay taxes earlier than we would otherwise be required, which could cause such NOLs to expire unused. This could adversely affect our results of operations.

Disruptions at FDA and other government agencies, such as those that may be caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch recently established the Department of Government Efficiency (“DOGE”), which implemented a federal government hiring freeze and large scale layoffs of current federal employees and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the executive branch will impact the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reorganization or reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business. In addition, if a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical employees and stop critical activities. Additionally, Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process.

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

Further, the current federal administration has announced that it is looking for opportunities to improve efficiency and identify fraud and ineffective use of resources at government agencies, including through DOGE. This includes government agencies we may interact with like the FDA. There is a possibility that changes will be made at the FDA, and other governmental agencies that we may interact with, and that these changes could have a material adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2025:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2025 - April 30, 2025	—	$—
May 1, 2025 - May 31, 2025	—	$—
June 1, 2025 - June 30, 2025	885	$6.24
	885	$6.24

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

10.1†	Priority Review Voucher Asset Purchase Agreement dated May 9, 2025.*

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date:	August 14, 2025	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2025	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

