Form 10-Q
period 2025-09-30
ABEONA THERAPEUTICS INC.
filed 2025-11-12
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2025 was 54,191,361 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended September 30, 2025

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 5.	Other Information	39

Item 6.	Exhibits	40

SIGNATURES		41

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to successfully generate commercial sales of ZEVASKYN® and generate future revenue; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our pipeline of product candidates; our dependence upon our third-party customers and vendors and their compliance with regulatory bodies; our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for ZEVASKYN® and our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN® and any future product candidates; our ability to successfully commercialize and market ZEVASKYN® and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to manufacture sufficient batches of ZEVASKYN® to meet demand; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impacts of global healthcare emergencies, such as pandemics, on our business, operations, and financial condition; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party; and macroeconomic uncertainty resulting from changes to U.S. trade policy, including current or future tariffs or other trade restrictions.

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as “ZEVASKYN®” and “AIM™,” which are protected under applicable intellectual property laws and are the property of Abeona Therapeutics Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this report appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$82,884	$23,357
Short-term investments	124,233	74,363
Restricted cash	338	338
Inventory	4,850	—
Other receivables	1,616	1,652
Prepaid expenses and other current assets	2,209	1,143
Total current assets	216,130	100,853
Property and equipment, net	10,338	4,430
Operating lease right-of-use assets	4,086	3,552
Other assets	541	96
Total assets	$231,095	$108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,927	$3,441
Accrued expenses	6,888	6,333
Current portion of long-term debt	8,889	5,926
Current portion of operating lease liability	102	823
Accrued taxes	339	—
Other current liabilities	35	64
Total current liabilities	22,180	16,587
Long-term operating lease liabilities	4,254	3,262
Long-term debt	10,862	13,037
Warrant liabilities	22,566	32,014
Total liabilities	59,862	64,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 52,400,415 and 45,644,091 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	524	457
Additional paid-in capital	892,314	856,824
Accumulated deficit	(721,615)	(813,258)
Accumulated other comprehensive income	10	8
Total stockholders’ equity	171,233	44,031
Total liabilities and stockholders’ equity	$231,095	$108,931

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenues:
License and other revenues	$—	$—	$400	$—

Costs and expenses:
Cost of sales	$488	$—	$488	$—
Royalties	—	—	100	—
Research and development	4,216	8,941	20,100	25,366
Selling, general and administrative	19,314	6,404	46,249	22,173
Total costs and expenses	24,018	15,345	66,937	47,539

Loss from operations	(24,018)	(15,345)	(66,537)	(47,539)

Interest income	1,672	1,189	4,009	3,223
Interest expense	(901)	(1,102)	(2,856)	(3,126)
Change in fair value of warrant and derivative liabilities	2,760	(15,156)	4,617	(7,530)
Gain from sale of priority review voucher, net	—	—	152,366	—
Other income	129	145	359	531
Income (loss) before income taxes	(20,358)	(30,269)	91,958	(54,441)
Income tax (benefit) expense	(15,197)	—	315	—
Net (loss) income	$(5,161)	$(30,269)	$91,643	$(54,441)

Basic (loss) income per common share	$(0.10)	$(0.63)	$1.76	$(1.41)
Dilutive (loss) income per common share	$(0.10)	$(0.63)	$1.35	$(1.41)

Weighted average number of common shares outstanding:
Basic	54,242,507	48,081,758	52,198,290	38,504,273
Dilutive	54,242,507	48,081,758	65,780,650	38,504,273

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	55	50	2	(18)
Comprehensive (loss) income	$(5,106)	$(30,219)	$91,645	$(54,459)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2024	41,661,993	$417	$846,654	$(773,696)	$(134)	$73,241
Stock-based compensation expense	—	—	1,804	—	—	1,804
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,742,713	17	(205)	—	—	(188)
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(30,269)	—	(30,269)
Other comprehensive income	—	—	—	—	50	50
Balance at September 30, 2024	43,404,706	$434	$849,388	$(803,965)	$(84)	$45,773

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	4,673	—	—	4,673
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,693,417	17	(534)	—	—	(517)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,902,376	19	9,943	—	—	9,962
Issuance of common stock in connection with underwritten offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	999,979	10	(10)	—	—	—
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(54,441)	—	(54,441)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance at September 30, 2024	43,404,706	$434	$849,388	$(803,965)	$(84)	$45,773

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity, Continued

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at June 30, 2025	51,248,032	$512	$879,563	$(716,454)	$(45)	$163,576
Stock-based compensation expense	—	—	2,689	—	—	2,689
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	65,427	1	(1)	—	—	—
Issuance of common stock upon exercise of warrants	1,086,956	11	5,152	—	—	5,163
Reclassification of warrant liability	—	—	4,911	—	—	4,911
Net loss	—	—	—	(5,161)	—	(5,161)
Other comprehensive income	—	—	—	—	55	55
Balance at September 30, 2025	52,400,415	$524	$892,314	$(721,615)	$10	$171,233

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031
Stock-based compensation expense	—	—	8,220	—	—	8,220
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	2,158,479	21	(58)	—	—	(37)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	3,510,889	35	17,265	—	—	17,300
Issuance of common stock upon exercise of warrants	1,086,956	11	5,152	—	—	5,163
Reclassification of warrant liability	—	—	4,911	—	—	4,911
Net income	—	—	—	91,643	—	91,643
Other comprehensive income	—	—	—	—	2	2
Balance at September 30, 2025	52,400,415	$524	$892,314	$(721,615)	$10	$171,233

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$91,643	$(54,441)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,686	1,465
Stock-based compensation expense	8,220	4,673
Change in fair value of warrant and derivative liabilities	(4,617)	7,530
Accretion and interest on short-term investments	202	54
Amortization of right-of-use lease assets	785	666
Non-cash interest	868	1,146
Gain on disposal of property and equipment	—	(2)
Gain from sale of priority review voucher	(152,366)	—
Change in operating assets and liabilities:
Inventory	(4,850)	—
Other receivables	36	831
Prepaid expenses and other current assets	(1,066)	(426)
Other assets	(445)	189
Accounts payable and accrued expenses	2,302	(200)
Accrued taxes	339	—
Lease liabilities	(1,048)	(941)
Other current liabilities	(62)	—
Net cash used in operating activities	(58,373)	(39,456)

Cash flows from investing activities:
Proceeds from sale of priority review voucher, net of transaction costs of $2.6 million	152,366	—
Capital expenditures	(6,822)	(1,840)
Proceeds from disposal of property and equipment	—	18
Purchases of short-term investments	(168,850)	(146,527)
Proceeds from maturities of short-term investments	118,780	90,233
Net cash provided by (used in) investing activities	95,474	(58,116)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	17,300	9,962
Payments related to net settlement of restricted share awards	(37)	(327)
Proceeds from underwritten sales of common stock, net of issuance costs	—	70,153
Proceeds from exercise of warrants	5,163	—
Proceeds from issuance of long-term debt	—	20,000
Payment of debt issuance costs	—	(963)
Net cash provided by financing activities	22,426	98,825

Net increase in cash, cash equivalents and restricted cash	59,527	1,253
Cash, cash equivalents and restricted cash at beginning of period	23,695	14,811
Cash, cash equivalents and restricted cash at end of period	$83,222	$16,064

Supplemental cash flow information:
Cash and cash equivalents	$82,884	$15,726
Restricted cash	338	338
Total cash, cash equivalents and restricted cash	$83,222	$16,064

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,319	$—
Derivative and warrant additions associated with loan and security agreement	$80	$1,042
Reclassification of derivative and warrant liability to equity	$4,911	$1,135
Changes in accrued property and equipment	$301	$166
Cash paid for interest	$1,988	$1,980
Cash paid for taxes	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids.

Liquidity

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for ZEVASKYN® and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing general and administrative support for these operations.

As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception, other than the nine months ended September 30, 2025 with the gain on sale of its Priority Review Voucher (“PRV”). The Company anticipates such losses and negative cash flows will continue until ZEVASKYN® can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through September 30, 2025, the Company has relied primarily on its sale of equity securities, its proceeds from the sale of its PRV, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its on-going operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

Inventory and Costs of Sales

The Company capitalizes inventory costs associated with products when future economic benefit is expected to be realized. These costs consist of raw materials, manufacturing-related costs, personnel costs, facility costs, and other indirect overhead costs. Prior to receiving FDA approval for ZEVASKYN® in April 2025, the Company expensed costs related to inventory for clinical and pre-commercial purposes directly to research and development expense. Following the FDA’s approval of ZEVASKYN®, the Company began capitalizing inventory related to commercialized products held for sale, in-process of production for sale, and raw materials to be used in the manufacturing of inventory.

The Company values its inventory at the lower-of-cost and net realizable value, on a first-in, first-out basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventory in the period in which they are identified. Such impairment charges, should they occur, are recorded within cost of product revenue. For the three and nine months ended September 30, 2025 there were no inventory write-downs. Inventory as of September 30, 2025 consisted of raw materials.

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of ZEVASKYN® during the three and nine months ended September 30, 2025, including costs associated with the manufacturing of non-conforming products.

Other receivables

Other receivables include employee retention credits, sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of September 30, 2025 and December 31, 2024, the Company had employee retention credits receivables of $1.6 million.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of September 30, 2025, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury and U.S. federal agencies, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivables are with customers that do not have a history of uncollectibility or a history of significantly aged accounts receivables. As of September 30, 2025, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and if-converted method. Dilutive potential securities result from outstanding restricted stock, stock options, stock purchase warrants and conversion features in the Company’s Loan Agreement (as defined in Note 8 – Debt). When the Company has a net loss during the period, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per share computations are as follows (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss) used for basic net income (loss) per share	$(5,161)	$(30,269)	$91,643	$(54,441)
Effect of dilutive securities:
Fair value adjustments for warrant and derivative liabilities	—	—	(3,077)	—
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$(5,161)	$(30,269)	$88,566	$(54,441)

Denominator:
Weighted average number of common shares outstanding - basic	54,242,507	48,081,758	52,198,290	38,504,273
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	—	—	176,221	—
Shares of common stock underlying restricted stock	—	—	4,739,644	—
Shares of common stock issuable upon exercise of warrants	—	—	8,052,244	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	—	614,251	—
Dilutive potential common shares	—	—	13,582,360	—
Denominator for dilutive net income (loss) per share - adjusted weighted average shares used in computing net income (loss) per share - dilutive	54,242,507	48,081,758	65,780,650	38,504,273

Earnings per share:
Basic income (loss) per common share	$(0.10)	$(0.63)	$1.76	$(1.41)
Dilutive income (loss) per common share	$(0.10)	$(0.63)	$1.35	$(1.41)

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Shares of common stock issuable upon exercise of stock options	176,019	177,138	—	177,138
Shares of common stock underlying restricted stock	4,085,621	3,268,414	—	3,268,414
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	614,251	—	614,251
Shares of common stock issuable upon exercise of warrants	8,917,078	9,987,560	1,804,474	9,987,560
Total	13,792,969	14,047,363	1,804,474	14,047,363

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure related and did not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company adopted ASU 2023-09 effective January 1, 2025. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on the Company’s interim condensed consolidated financial statements.

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

NOTE 3 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$50,668	—	(79)	$50,589
U.S. federal agency securities	23,555	—	(19)	23,536
Certificates of deposit	50,000	108	—	50,108
Total available-for-sale, short-term investments	$124,223	108	(98)	$124,233

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$23,990	—	(22)	$23,968
U.S. federal agency securities	40,365	10	—	40,375
Certificates of deposit	10,000	20	—	10,020
Total available-for-sale, short-term investments	$74,355	30	(22)	$74,363

As of September 30, 2025, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of September 30, 2025, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and nine months ended September 30, 2025.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments for the three and nine months ended September 30, 2025 or 2024.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

	Useful lives (years)	September 30, 2025	December 31, 2024

Laboratory equipment	5	$10,008	$8,868
Furniture, software and office equipment	3 to 5	3,063	1,113
Leasehold improvements	Shorter of remaining lease term or useful life	8,603	8,805
Construction-in-progress		5,020	624
Subtotal		26,694	19,410
Less: accumulated depreciation		(16,356)	(14,980)
Total property and equipment, net		$10,338	$4,430

Construction-in-progress relates to leasehold improvements for the Company’s new office space as well as for conversion of existing office space into additional manufacturing space to increase ZEVASKYN® manufacturing capacity.

Depreciation and amortization on property and equipment was $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively and $1.7 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company capitalized into inventory $0.1 million and $0.3 million relating to depreciation associated with manufacturing equipment and production facilities for the three and nine months ended September 30, 2025, respectively. The capitalized costs associated are added to inventory and will be expensed through cost of sales product in the condensed consolidated statement of operations and comprehensive income (loss) upon our first commercial sale of ZEVASKYN®.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement (as Defined in Note 8 – Debt) as of September 30, 2025 and December 31, 2024, was $22.0 million and $24.7 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at September 30, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$82,189	$82,189	$—	$—
Money market deposit account	180	180	—	—
Short-term investments
U.S. treasury securities	50,589	50,589	—	—
U.S. federal agency securities	23,536	—	23,536	—
Certificates of deposit	50,108	—	50,108	—
Total assets measured at fair value	$206,602	$132,958	$73,644	$—

Liabilities
Warrant liabilities	$22,566	$—	$—	$22,566
Total liabilities measured at fair value	$22,566	$—	$—	$22,566

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$17,627	$17,627	$—	$—
Money market deposit account	5,109	5,109	—	—
Short-term investments
U.S. treasury securities	23,968	23,968	—	—
U.S. federal agency securities	40,375	—	40,375	—
Certificates of deposit	10,020	—	10,020	—
Total assets measured at fair value	$97,099	$46,704	$50,395	$—

Liabilities
Warrant liabilities	$32,014	$—	$—	$32,014
Total liabilities measured at fair value	$32,014	$—	$—	$32,014

Warrant Liabilities

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding warrant liabilities:

	September 30, 2025	December 31, 2024

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	6,522,923	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681
Warrants issued as part of the 2024 Loan Agreement Amendment, expiration date July 2030, exercise price $6.07 per share	16,473	—

The common stock warrants related to the 2021 Public Offering and the 2022 Private Placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants issued in connection with the Loan Agreement issuance were determined to be liability classified under ASC 815, Derivatives and Hedging (“ASC 815”), as the common stock warrants were not considered indexed to the Company’s stock. In January 2024, as part of the Loan Agreement, see Note 8, the Company issued warrants to purchase $2.4 million worth of shares of the Company’s stock which have an exercise price of $4.07 per share and the shares issuable was calculated at 589,681 shares. In July 2025, as part of the Loan Agreement Amendment, see Note 8, the Company issued 16,473 common stock warrants. The July 2025 Avenue Warrants (as defined in Note 9 – Equity) expire on July 18, 2030 and have an exercise price per share equal to $6.07. The common stock warrants issued in connection with the Loan Agreement Amendment issuance were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock.

Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive income (loss).

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2024	$32,014
Issuance of warrants	80
Reclassification of warrants to equity as part of warrant exercise	(4,911)
Gain recognized in earnings from change in fair value	(4,617)
Warrant liabilities as of September 30, 2025	$22,566

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	September 30, 2025	December 31, 2024

Common share price	$5.28	$5.57
Expected term (years)	1.21 – 4.80	1.96 – 4.02
Risk-free interest rate (%)	3.54% – 3.67%	4.16% – 4.24%
Volatility (%)	84.78% – 100.00%	92.64% – 100.00%
Expected dividend yield (%)	0%	0%

NOTE 6 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	September 30, 2025	December 31, 2024

Accrued employee compensation	$4,700	$4,392
Accrued contracted services and other	2,188	1,941
Total accrued expenses	$6,888	$6,333

NOTE 7 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company leased office space in New York, New York, which the Company sublet. The lease for the office space in New York, New York terminated in September 2025, which was the end of the lease term. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

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

The Company had entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York. The sublease agreements terminated in September 2025 at the same time the Company’s lease terminated.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	September 30, 2025	December 31, 2024

Current operating lease liability	$102	$823
Non-current operating lease liability	4,254	3,262
Total operating lease liability	$4,356	$4,085

Lease costs and rent are reflected in general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss), as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Operating lease cost	$385	$312	$1,137	$974
Variable lease cost	122	96	317	292
Short-term lease cost	13	8	32	42
Total operating lease costs	$520	$416	$1,486	$1,308

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively and $1.0 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2025, remainder	$—
2026	419
2027	1,295
2028	1,325
2029	1,357
Thereafter	1,387
Total undiscounted operating lease payments	5,783
Less: imputed interest	1,427
Present value of operating lease liabilities	$4,356

The weighted-average remaining term of the Company’s operating leases was 63 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.7% as of September 30, 2025.

The Company received sublease income, which is recorded in other income on the condensed consolidated statement of operations and comprehensive income (loss), of $0.1 million during the three months ended September 30, 2025 and 2024 and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively. The sublease ended on September 30, 2025 and there are no future cash receipts.

NOTE 8 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	September 30, 2025	December 31, 2024

Loan Agreement Principal	$20,000	$20,000
Accreted final payment fee	625	354
Unamortized debt issuance costs and discounts	(874)	(1,391)
Total long-term debt	19,751	18,963
Less: current maturities	8,889	5,926
Long-term debt, net of current maturities	$10,862	$13,037

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN® in RDEB, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027. As of September 30, 2024, the Tranche 2 was no longer available as the Company did not meet the Tranche 2 criteria.

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. On April 28, 2025, with the FDA approval of ZEVASKYN® and in accordance with the Loan Agreement, the start date of the loan principal monthly installments was extended from May 1, 2025 to February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. On July 18, 2025, the Company entered into an amendment (the “Amendment”) to the Loan Agreement that reduces the interest rate for senior secured term loan owed under the Loan Agreement from 13.5% to a fixed rate of 11.75% per annum. The stated interest rate and effective interest rate as of September 30, 2025 was 11.75% and 18.40%, respectively. In connection with the Amendment, the Company issued the Lenders warrants to purchase up to an aggregate of 16,473 shares of Company common stock (collectively, the “July 2025 Avenue Warrants”). The July 2025 Avenue Warrants expire on July 18, 2030 and have an exercise price per share equal to $6.07.

The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole, at any time. If prepayment occurs after January 8, 2025 and on or before January 8, 2026, the Company is required to pay a fee equal to 2.00% of the principal amount of the Loans; if prepayment occurs after January 8, 2026, the Company is required to pay a fee equal to 1.00% of the principal amount of the Loans. A final payment fee of 5.00% of the principal amount of the funded Tranche 1 Loans, Tranche 2 Loans and Discretionary Tranche Loans is also due upon maturity on July 1, 2027 or any earlier date of prepayment.

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

In addition, subject to applicable law and specified provisions set forth in the Supplement to the Loan and Security Agreement and solely to the extent permitted under applicable stock exchange rules without requiring stockholder approval, the Lenders may participate in certain equity financing transactions of the Company in an aggregate amount of up to $1 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transactions (such right, the “Participation Right”). The Participation Right automatically terminates upon the earliest of (i) July 1, 2027, (ii) such time that the Lenders have purchased $1.0 million of the Company’s equity securities in the aggregate pursuant to the Participation Right, and (iii) the repayment in full of all of the obligations under the Loan Agreement.

On the Closing Date and pursuant to the funding of Tranche 1 of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant Holders”) warrants to purchase up to $480,000 and $1,920,000 of Company common stock, respectively which is more fully described in Note 9 – Equity below.

The future payment obligations of the principal are as follows as of September 30, 2025 (in thousands):

2025, remainder	$—
2026	12,222
2027	7,778
Total principal	$20,000

NOTE 9 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and nine months ended September 30, 2025, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised and on December 2, 2024, 1,228,531 of the 2024 Pre-Funded Warrants were exercised, leaving 4,214,125 2024 Pre-Funded Warrants outstanding as of September 30, 2025. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2025 given their nominal exercise price.

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

The Company sold 3,510,889 and 1,902,376 shares of its common stock under the ATM Agreement during the nine months ended September 30, 2025 and 2024, respectively, resulting in net proceeds of $17.3 million and $10.0 million during the nine months ended September 30, 2025 and 2024, respectively. There were no sales under the ATM Agreement during the three months ended September 30, 2025 and 2024.

Private Placement Offerings

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equaled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of common stock. Total shares sold and converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively.

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

As of September 30, 2025, there were 6,522,923 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. In August 2025, 1,086,956 warrants were exercised for proceeds of $5.2 million. There was no warrant activity during the three and nine months ended September 30, 2025, other than the exercise and change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of September 30, 2025. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2025 given their nominal exercise price.

Common Stock Warrants related to the Loan and Security Agreement

On January 8, 2024, in connection with entering into the Loan and Security Agreement, the Company issued to the Warrant Holders warrants to purchase up to $0.5 million and $1.9 million worth of shares, respectively, of Company common stock (collectively, the “January Warrants”). The January Warrants expire on January 8, 2029 and upon issuance, had an exercise price per share equal to the lesser of (i) $4.75 and (ii) the price per share of the Company’s next bona fide round of equity financing before September 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement. In connection with the underwritten common stock offering consummated on May 7, 2024, and pursuant to the term of the January Warrants, the exercise price of the January Warrants was reduced to $4.07 per share for 589,681 shares. In addition, upon a change of control where the per share price of the Company common stock is less than or equal to two times that of the exercise price, the Warrant Holders would be entitled to receive the shares of common stock underlying the January Warrants without payment of the exercise price. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price, therefore, the January Warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. On September 30, 2024, per the terms of the January Warrants, the exercise price and the number of shares issuable became set at $4.07 per share and 589,681 shares, respectively.

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

On July 18, 2025, in connection with entering into the Loan Agreement Amendment, the Company issued the Lenders warrants to purchase up to an aggregate of 16,473 shares of Company common stock (collectively, the “July 2025 Avenue Warrants”). The July 2025 Avenue Warrants expire on July 18, 2030 and have an exercise price per share equal to $6.07. In the event of certain fundamental transactions involving the Company, the holders of the stock purchase warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the stock purchase warrants as liabilities, which were recorded at the closing date fair value of $0.1 million which was based on a Black-Scholes option pricing model.

NOTE 10 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of September 30, 2025, there were 3,280,169 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of September 30, 2025, there were 394,921 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation expense (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Research and development	$223	$485	$1,125	$1,055
Selling, general and administrative	2,466	1,319	7,095	3,618
Total stock-based compensation expense	$2,689	$1,804	$8,220	$4,673

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

The Company did not grant any stock options in the three and nine months ended September 30, 2025 and 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	176,587	$38.64	5.83	$6
Granted	—	$—	—	$—
Cancelled/forfeited	(568)	$14.21	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2025	176,019	$38.72	5.10	$5
Exercisable	174,792	$38.93	5.09	$4
Unvested	1,227	$8.81	6.47	$1

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2025, the total compensation cost related to non-vested option awards not yet recognized was approximately $6,000 with a weighted average remaining vesting period of 0.3 years.

Restricted Stock

The following table summarizes restricted stock award activity during the nine months ended September 30, 2025:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2024	3,320,811	$4.60
Granted	2,208,927	$5.33
Cancelled/forfeited	(48,697)	$5.09
Vested	(1,395,420)	$4.68
Outstanding at September 30, 2025	4,085,621	$4.96

As of September 30, 2025, there was $15.5 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.9 years. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2025 and 2024 was $6.5 million and $4.5 million, respectively.

NOTE 11 – LICENSE/SUPPLIER AGREEMENT

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of September 30, 2025, the Company paid the remaining milestone payments of $0.3 million which became due upon FDA approval of ZEVASKYN® on April 28, 2025 and is included in selling, general and administrative costs in the condensed consolidated statement of operations and comprehensive income (loss).

License Agreement Relating to Novel AAV Capsids (“AIM™ capsids”)

In 2016, the Company licensed an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. Under the terms of the licensing agreements, the Company paid an upfront licensing fee in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of September 30, 2025, as a result of exercise of the option to license certain of the Company’s AAV capsids, the Company paid $0.1 million to UNC as a royalty payment under this agreement.

License Agreement Relating to CLN1 Disease

In 2016, the Company licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha Gene Therapies (“Taysha”), see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025 and 2024, no milestone or royalty payments under this agreement have been made.

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025 and 2024, no milestone or royalty payments under this agreement have been made.

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

Under this arrangement, the Company recognized nil and $0.4 million in revenue during the three and nine months ended September 30, 2025, respectively and no revenue for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

Under this arrangement, the Company has not recognized any revenue during the three and nine months ended September 30, 2025 and 2024, respectively, based on event-based-milestone payments. The Company has no contract assets or liabilities as of September 30, 2025 and December 31, 2024 as a result of this transaction.

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

Under this arrangement, the Company recognized no revenue during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied. As of September 30, 2025 and December 31, 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

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

To date, the Company has not generated any product revenue. The Company will continue to incur significant expenses and operating losses until ZEVASKYN® can provide sufficient revenue for the Company to be profitable. As such, the CODM uses cash forecast models in deciding how to invest into the commercial-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net income (loss) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

License and other revenues	$—	$—	$400	$—

Research and development costs
Salaries & related costs	$1,689	$3,492	$8,605	$11,488
Non-cash stock-based compensation	223	485	1,125	1,055
Other research and development costs (a)	2,304	4,964	10,370	12,823
Total research and development costs	$4,216	$8,941	$20,100	$25,366

Selling, general and administrative costs
Salaries & related costs	$6,975	$2,235	$18,084	$7,931
Non-cash stock-based compensation	2,466	1,320	7,095	3,619
Pre-commercial preparation costs	2,138	814	5,635	3,625
Other selling, general and administrative costs (b)	7,735	2,035	15,435	6,998
Total selling, general and administrative costs	$19,314	$6,404	$46,249	$22,173

Other segment items (c)	(18,369)	14,924	(157,592)	6,902
Net income (loss)	$(5,161)	$(30,269)	$91,643	$(54,441)

(a)	Other research and development costs include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other selling, general and administrative costs primarily consist of office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), regulatory costs, production costs not attributable to cost of sales and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items includes cost of sales, royalties, interest income, interest expense, change in fair value of warrant and derivative liabilities, gain on sale of priority review voucher, other income and income tax (benefit) expense.

NOTE 13 – INCOME TAXES

The Company recorded a current income tax benefit of $15.2 million for the three months ended September 30, 2025 and a current income tax expense of $0.3 million for the nine months ended September 30, 2025. The Company did not record an income tax expense for the three and nine months ended September 30, 2024 as it generated sufficient tax losses, after consideration of discrete items, during each of the periods.

The significant decrease from the $15.5 million income tax expense recorded for the six months ended June 30, 2025 is primarily due to the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced the Company’s taxable income and resulted in a current tax benefit for the three months ended September 30, 2025.

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

NOTE 14 – SALE OF NONFINANCIAL ASSETS

On May 9, 2025, the Company entered into a definitive asset purchase agreement that transferred the rights to a PRV awarded to the Company following the FDA approval of ZEVASKYN®. The PRV sale was subject to customary closing conditions and was completed in June 2025 following the expiration of applicable U.S. antitrust requirements. The Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). The Company received the gross proceeds of $155.0 million during the three months ended June 30, 2025 and recognized a gain, net of transaction costs of $2.6 million, from sale of priority review voucher of $152.4 million on the Company’s condensed consolidated statement of operations and comprehensive income (loss) as it did not have a carrying value at the time of sale.

NOTE 15 – SUBSEQUENT EVENTS

In October 2025, 1,719,944 of the May 2024 Pre-Funded Warrants were exercised and were net settled for 1,719,911 of common shares.

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

OVERVIEW

Abeona is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as pz-cel, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. There is no cure for RDEB, and ZEVASKYN® is the only FDA-approved product to treat RDEB wounds with a single application. ZEVASKYN® was granted Orphan Drug and Rare Pediatric Disease designations by the FDA.

ZEVASKYN® is manufactured at our current Good Manufacturing Practices (“cGMP”) manufacturing facility in Cleveland, Ohio, and is made available through ZEVASKYN® Qualified Treatment Centers (“QTCs”).

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

Recent Updates

During the third quarter, we manufactured a full batch of drug product following patient biopsy collection in August 2025. Although we produced bonafide drug product, it could not be released because a rapid sterility assay, mandated by the FDA as a release assay during the final stage of the Biologics License Application (BLA) review, initially yielded a false positive result for sterility. We immediately implemented a temporary pause on collecting patient biopsies and worked diligently to optimize the release assay to ensure reliable results and avoid any unnecessary future lot rejections. Upon completion of assay optimization and the necessary regulatory submission for its implementation, we resumed biopsy collection in November 2025.

On October 8, 2025, we announced the activation of the newest QTC for ZEVASKYN® at Children’s Hospital Colorado. As a result, RDEB patients will be able to access ZEVASKYN® at Lucile Packard Children’s Hospital Stanford, Lurie Children’s Hospital of Chicago and Children’s Hospital Colorado.

On October 13, 2025, we announced that ABO-503 for XLRS was selected by the FDA for Rare Disease Endpoint Advancement Pilot (“RDEA”) Program. The RDEA program facilitates the development and timely approval of rare disease therapies by supporting the use of novel efficacy endpoints in clinical trials. As part of the RDEA program, Abeona will have opportunities for enhanced communication and collaboration with the FDA, including frequent advice and regular ad-hoc conversations to accelerate the development and validation of product-specific novel efficacy endpoints for Abeona’s XLRS program.

On October 20, 2025, we announced the appointment of James A. Gow, MD, MBA, MS, MHCM, as the Senior Vice President, Head of Clinical Development & Medical Affairs, effective immediately. Dr. Gow has over 20 years of industry experience in clinical development and medical affairs and is a recognized expert in gene therapy, especially in ophthalmology.

On October 30, 2025, we announced that the Centers for Medicare and Medicaid Services (“CMS”) has established a permanent Healthcare Common Procedure Coding System (“HCPCS”) J-code for ZEVASKYN®. The new J-code for ZEVASKYN®, J3389 (Topical administration, prademagene zamikeracel, per treatment) becomes effective on January 1, 2026.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2025 and September 30, 2024

	For the three months ended September 30,		Change
($ in thousands)	2025	2024	$	%

Costs and expenses:
Cost of sales	$488	$—	$488	100%
Research and development	4,216	8,941	(4,725)	(53)%
Selling, general and administrative	19,314	6,404	12,910	202%
Total costs and expenses	24,018	15,345	8,673	57%

Loss from operations	(24,018)	(15,345)	(8,673)	57%

Interest income	1,672	1,189	483	41%
Interest expense	(901)	(1,102)	201	(18)%
Change in fair value of warrant and derivative liabilities	2,760	(15,156)	17,916	(118)%
Other income	129	145	(16)	(11)%
Loss before income taxes	(20,358)	(30,269)	9,911	(33)%
Income tax benefit	(15,197)	—	(15,197)	100%
Net loss	$(5,161)	$(30,269)	$25,108	(83)%

Cost of sales

Cost of sales during the three months ended September 30, 2025 primarily includes costs associated with the August 2025 production of a full batch of ZEVASKYN® that could not be released due to technical issues that arose in implementing the rapid sterility lot release assay, mandated by the FDA during BLA review. There was no cost of sales in the same period of 2024, as ZEVASKYN® was approved by the FDA in April 2025.

Research and development

Research and development expenses include, but are not limited to, payroll and personnel expenses, preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.

Total research and development spending for the three months ended September 30, 2025 was $4.2 million, as compared to $8.9 million for the same period of 2024, a decrease of $4.7 million. The reduction in expenses was primarily due to costs capitalized into inventory and engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN® in April of 2025.

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

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), selling and other costs for commercial launch and other general operating expenses not otherwise included in research and development expenses. We expect our selling, general, and administrative costs to continue to increase as we launch ZEVASKYN® and advance other product candidates toward potential regulatory approval.

Total selling, general and administrative expenses were $19.3 million for the three months ended September 30, 2025, as compared to $6.4 million for the same period of 2024, an increase of $12.9 million. The increase in expenses was primarily due to increases in commercial costs related to our continued commercialization efforts, increased legal costs associated with commercialization, increases of salaries and stock-based compensation due to new hires, and costs related to engineering runs and other production costs that are no longer considered research and development due to FDA approval in April of 2025.

Interest income

Interest income was $1.7 million for the three months ended September 30, 2025, as compared to $1.2 million in the same period of 2024. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $0.9 million for the three months ended September 30, 2025 compared to $1.1 million in the same period of 2024. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a gain of $2.8 million for the three months ended September 30, 2025. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price over the quarter and a shorter term of the outstanding warrants.

The change in fair value of warrant and derivative liabilities was a loss of $15.2 million for the three months ended September 30, 2024. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period. The loss in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price over the quarter offset by the reduced term of each of the warrants and derivative liabilities.

Other income

Other income, which consists primarily of sublease income, was $0.1 million for the three months ended September 30, 2025, as compared to $0.1 million in the same period of 2024.

Income tax benefit

We recorded a current income tax benefit of $15.2 million for the three months ended September 30, 2025. We did not record an income tax expense for the three months ended September 30, 2024 as we generated sufficient tax losses, after consideration of discrete items. The current income tax benefit for the three months ended September 30, 2025 was by the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced our taxable income and resulted in a current tax benefit for the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

	For the nine months ended September 30,		Change
($ in thousands)	2025	2024	$	%

Revenues:
License and other revenues	$400	$—	$400	100%

Costs and expenses:
Cost of sales	$488	$—	$488	100%
Royalties	100	—	100	100%
Research and development	20,100	25,366	(5,266)	(21)%
Selling, general and administrative	46,249	22,173	24,076	109%
Total costs and expenses	66,937	47,539	19,398	41%

Loss from operations	(66,537)	(47,539)	(18,998)	40%

Interest income	4,009	3,223	786	24%
Interest expense	(2,856)	(3,126)	270	(9)%
Change in fair value of warrant and derivative liabilities	4,617	(7,530)	12,147	(161)%
Gain from sale of priority review voucher, net	152,366	—	152,366	100%
Other income	359	531	(172)	(32)%
Income (loss) before income taxes	91,958	(54,441)	146,399	(269)%
Income tax expense	315	—	315	100%
Net income (loss)	$91,643	$(54,441)	$146,084	(268)%

License and other revenues

License and other revenues for the nine months ended September 30, 2025 was $0.4 million as compared to nil for the same period of 2024. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Cost of sales

Cost of sales during the nine months ended September 30, 2025 primarily includes costs associated with the August 2025 production of a full batch of ZEVASKYN® that could not be released due to technical issues that arose in implementing the rapid sterility lot release assay, mandated by the FDA during BLA review. There was no cost of sales in the same period of 2024, as ZEVASKYN® was approved by the FDA in April 2025.

Royalties

Total royalty expense for the nine months ended September 30, 2025 was $0.1 million as compared to nil for the same period of 2024. The increase in expense was due to royalties owed to the University of North Carolina at Chapel Hill resulting from the milestones due from the exercise of an option by a third party to license certain of our AAV capsids.

Research and development

Total research and development spending for the nine months ended September 30, 2025 was $20.1 million, as compared to $25.4 million for the same period of 2024, a decrease of $5.3 million. The reduction in expenses was primarily due to costs capitalized into inventory and engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN® in April of 2025.

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

Selling, general and administrative

Total selling, general and administrative expenses were $46.2 million for the nine months ended September 30, 2025, as compared to $22.2 million for the same period of 2024, an increase of $24.0 million. The increase in expenses was primarily due to increases in commercial costs related to our continued commercialization efforts, increased legal costs associated with commercialization, increases of salaries and stock-based compensation due to new hires, and to costs related to engineering runs and other production costs that are no longer considered research and development due to FDA approval in April of 2025.

Interest income

Interest income was $4.0 million for the nine months ended September 30, 2025, as compared to $3.2 million in the same period of 2024. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $2.9 million for the nine months ended September 30, 2025, as compared to $3.1 million in the same period of 2024. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a gain of $4.6 million for the nine months ended September 30, 2025. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price as of September 30, 2025 compared to December 31, 2024 and to the shorter term period over period.

The change in fair value of warrant and derivative liabilities was a loss of $7.5 million for the nine months ended September 30, 2024. In 2024, we issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement was required to be classified as a liability through September 30, 2024 and was valued at fair market value at each reporting period during the nine-month period ending September 30, 2024. The change in the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price as of September 30, 2024 compared to December 31, 2023.

Gain from sale of priority review voucher, net

In May 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN®. We received gross proceeds of $155.0 million during the nine months ended September 30, 2025 and recognized a gain from the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other income

Other income, which consists primarily of sublease income, was $0.4 million for the nine months ended September 30, 2025, as compared to $0.5 million in the same period of 2024.

Income tax expense

We recorded a current income tax expense of $0.3 million for the nine months ended September 30, 2025. We did not record an income tax expense for the nine months ended September 30, 2024 as we generated sufficient tax losses, after consideration of discrete items. The current income tax expense for the nine months ended September 30, 2025 was driven by pre-tax income from the gain on sale of the PRV, offset by the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced the Company’s taxable income and resulting income tax expense for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

	For the nine months ended September 30,
($ in thousands)	2025	2024

Total cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(58,373)	$(39,456)
Investing activities	95,474	(58,116)
Financing activities	22,426	98,825
Net increase in cash, cash equivalents and restricted cash	$59,527	$1,253

Operating activities

Net cash used in operating activities was $58.4 million for the nine months ended September 30, 2025, primarily comprised of our net income of $91.6 million, offset by a decrease in operating assets and liabilities of $4.8 million and net non-cash charges of $145.2 million. Non-cash charges consisted primarily of $152.4 million gain on sale of priority review voucher for which the cash proceeds are recorded in investing activities, $4.6 million of gain as a result of the change in fair value of warrant and derivative liabilities, $8.2 million of stock-based compensation and $1.7 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $95.5 million for the nine months ended September 30, 2025, primarily comprised of net proceeds from sale of priority review voucher of $152.4 million, proceeds from maturities of short-term investments of $118.8 million, offset by purchases of short-term investments of $168.9 million and capital expenditures of $6.8 million.

Net cash used in investing activities was $58.1 million for the nine months ended September 30, 2024, primarily comprised of proceeds from maturities of short-term investments of $90.2 million, offset by purchases of short-term investments of $146.5 million and capital expenditures of $1.8 million.

Financing activities

Net cash provided by financing activities was $22.4 million for the nine months ended September 30, 2025, primarily comprised of proceeds of $17.3 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $5.2 million from the exercise of stock purchase warrants.

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

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of September 30, 2025, our cash resources were $207.5 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,510,889 shares of our common stock under the ATM Agreement and received $17.3 million of net proceeds during the nine months ended September 30, 2025. We sold 1,902,376 shares of our common stock under the ATM Agreement and received $10.0 million of net proceeds during the nine months ended September 30, 2024. Under the ATM Agreement and as of September 30, 2025, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

Since our inception and excluding the gain on sale of our priority review voucher, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and commercialization efforts. Excluding the gain on sale of our priority review voucher, we have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. As a result, we have incurred significant operating losses and negative cash flows from operations since our inception and anticipate such losses and negative cash flows will continue until ZEVASKYN® can provide sufficient revenue for us to be profitable and cash flow generating.

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

Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the successful commercialization of ZEVASKYN®;
●	the successful development, regulatory approval and commercialization of our cell and gene therapy and other product candidates;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development, and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting, and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	the successful outcome of our regulatory filings.

Due to uncertainties and certain of the risks described above, under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, it is not possible to reliably predict future spending or time to completion by project or product category or the period in which material net cash inflows from significant projects are expected to commence. If we are unable to timely complete a particular project, our research and development efforts could be delayed or reduced, our business could suffer depending on the significance of the project and we might need to raise additional capital to fund operations, as discussed above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2025, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of September 30, 2025 were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely affect our business, results of operations, financial conditions and prospects.

Current or future tariffs or other trade restrictions may result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment, and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Tariffs and trade restrictions affecting the import of materials necessary for manufacturing or clinical trials could result in manufacturing delays for ZEVASKYN® or hinder our ability to establish cost-effective production capabilities, as well as in delays to our development timelines for our pre-clinical product candidates, negatively affecting our growth prospects. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. Tariffs and trade restrictions.

If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

We recently received approval to market our first product, ZEVASKYN®, and will begin commercial sales, which make it difficult to assess our future viability.

We are a commercial-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. On April 28, 2025, the United States Food and Drug Administration (“FDA”) approved our Biologics License Application (“BLA”) for ZEVASKYN® for treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a series and debilitating genetic skin disease. To date we have not recorded any revenue from ZEVASKYN® and recorded minimal other revenue and may recognize minimal revenue in the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have limited experience in generating revenue from product sales.

Although ZEVASKYN® has been approved by the FDA, our ability to generate significant revenue from product sales depends on ZEVASKYN® successful commercialization. Successful commercialization requires success in many areas, including, but not limited to:

●	launching ZEVASKYN® and enrolling new patients;
●	obtaining market acceptance of ZEVASKYN® as a viable treatment option;
●	obtaining adequate market share, reimbursement and pricing for ZEVASKYN®;
●	our ability to find patients who have been diagnosed with RDEB and wish to begin receiving treatment;
●	addressing any competing products and technological and market developments;
●	negotiating favorable terms, including commercial rights, in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto, or extensions thereof;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
●	attracting, hiring, and retaining qualified personnel.

If the patient demand is not as significant as we estimate, or the reasonably predicted population for treatment is narrowed by competition, physician choice, or treatment guidelines, or for any other reason, we may not generate significant revenue from the sale of ZEVASKYN®.

Our financial performance depends on the commercial success of ZEVASKYN®.

Our financial performance depends heavily on the commercial success of ZEVASKYN®, which received FDA approval on April 28, 2025. If ZEVASKYN® faces problems such as unexpected side effects, loss of intellectual property protection, data integrity issues, manufacturing or supply chain issues or other product shortages, regulatory proceedings, changes in labeling, publicity affecting doctor or patient confidence in the product, material product liability litigation, or pressure from new competitive products, the adverse impact on our revenue could be significant. Our revenues could be significantly affected by the timing and rate of commercial acceptance of our product. The commercial success of our approved product also requires significant attention and focus from key members of our management.

Even if we succeed in commercializing ZEVASKYN®, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of any future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses before we become profitable have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch recently established the Department of Government Efficiency (“DOGE”), which implemented a federal government hiring freeze and large scale layoffs of current federal employees and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the executive branch will impact the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reorganization or reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business. In addition, if the current government shutdown continues, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical employees and stop critical activities. Additionally, Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process.

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

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

4.1	Warrant to Purchase Common Stock, by and between Abeona Therapeutics Inc. and Avenue Venture Opportunities Fund, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on July 18, 2025).

4.2

Warrant to Purchase Common Stock, by and between Abeona Therapeutics Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 18, 2025).

10.1	First Amendment to Loan and Security Agreement and Supplement, by and among Abeona Therapeutics Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 18, 2025).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date: November 12, 2025	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

