Form 10-K
period 2025-12-31
ABEONA THERAPEUTICS INC.
filed 2026-03-17
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2025, was approximately $273,252,724.

The number of shares outstanding of the registrant’s common stock as of March 11, 2026 was 57,049,023.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to successfully commercialize ZEVASKYN® and generate future revenue; our plans to continue development of AAV-based gene therapies designed to treat ophthalmic diseases; our pipeline of product candidates, including the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our dependence upon our third-party customers and vendors and their compliance with applicable regulations; our estimates regarding expenses, capital requirements, and needs for additional financing; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; our estimates regarding the size of the potential markets for ZEVASKYN® and our product candidates, the strength of our commercialization strategies and our ability to serve and supply those markets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN® and any future product candidates; our ability to successfully commercialize and market ZEVASKYN® and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to manufacture sufficient batches of ZEVASKYN® to meet demand; our ability to activate additional qualified treatment centers to administer ZEVASKYN® on patients; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party; and macroeconomic uncertainty resulting from changes to U.S. trade policy, including current or future tariffs or other trade restrictions.

This Form 10-K includes our trademarks, trade names and service marks, such as “ZEVASKYN®” and “AIM™,” which are protected under applicable intellectual property laws and are the property of Abeona Therapeutics Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this report appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

ITEM 1. BUSINESS

Business

Abeona Therapeutics Inc., a Delaware corporation (together with our subsidiaries, “we,” “our,” “Abeona” or the “Company”), is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as ZEVASKYN®, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. There is no cure for RDEB, and ZEVASKYN® is the only FDA-approved product to treat RDEB wounds with a single surgical application. ZEVASKYN® was granted Orphan Drug and Rare Pediatric Disease designations by the FDA

ZEVASKYN® is manufactured at our current Good Manufacturing Practices (“cGMP”) manufacturing facility in Cleveland, Ohio. Treatments are available through ZEVASKYN® qualified treatment centers, a network of centers that are selected based on their expertise in cell and gene therapy and trained to administer ZEVASKYN®. As of March 2026, we have activated 4 qualified treatment centers and are in discussions with additional centers as we continue to expand the ZEVASKYN® qualified treatment network.

The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids. Abeona’s novel AAV capsids are being evaluated to improve tropism profiles for a variety of devastating diseases.

We partner with leading academic researchers, patient advocacy organizations, caregivers and other biotechnology companies to develop and deliver therapies that address the underlying cause of a broad spectrum of rare genetic diseases for which no effective treatment options exist today.

Our Mission and Strategy

Our strategy consists of:

Commercializing ZEVASKYN® and Advancing and Commercializing our Cell and Gene Therapy Programs.

Through our cell and gene therapy expertise in research and development, we believe we are positioned to introduce efficacious and safe therapeutics to transform the standard of care in devastating diseases and establish our leadership position in the field. We are commercializing ZEVASKYN® by ourselves and may develop future strategic partnerships for ZEVASKYN® and we intend to commercialize our other assets either by ourselves or through strategic partnerships, subject to FDA approval.

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

Leveraging our Leadership Position in Commercial-Scale Cell and Gene Therapy Manufacturing.

We established cGMP, commercial and clinical-scale manufacturing capabilities for engineered cell and gene therapies in our state-of-the-art Cleveland, Ohio facility. We believe that our manufacturing platform provides us with distinct advantages, including flexibility, scale, reliability, and the potential for reduced development risk, reduced cost, and faster times to market. We have focused on establishing internal Chemistry Manufacturing and Controls (“CMC”) capabilities that drive value for our organization through process development, assay development and manufacturing. We have also deployed robust quality systems governing all aspects of product lifecycle from preclinical through commercial stage.

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

Maintaining and Growing our IP Portfolio.

We seek patent rights for various aspects of our programs, including vector engineering and construct design, our production process, and all features of our clinical products, including compositions of matter and methods of manufacture, administration, and delivery. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent rights for promising aspects of our product engine and product candidates.

ZEVASKYN® for the Treatment of RDEB

Disease Overview

RDEB belongs to a broad group of genetic skin disorders known as epidermolysis bullosa. Patients with RDEB have a defect in the COL7A1 gene, resulting in the inability to produce Type VII collagen, which plays a vital role in skin functioning by anchoring the skin’s dermal and epidermal layers to one another.

As a result of the genetic defect, RDEB patients have fragile skin, which can easily damage to produce open and blistering wounds, disfiguring scars throughout the body, fused fingers and toes, limits in range of motion at joints (e.g., arms and legs), corneal abrasions, and an abnormal narrowing of the esophagus. Long-term RDEB patients can suffer from anemia, infections and are at high risk of developing aggressive squamous cell carcinomas, infections, and premature death. The most severe patients are approximately 20 times more likely to die by 30 years of age than the general population.

Similar to other rare diseases, the incidence and prevalence of RDEB are not well defined. Incidence of 0.2 to 3.05 per million births and prevalence of 0.14 to 1.35 per million people have been observed across different geographies, primarily estimated by limited population analyses of clinical databases or registries (Eichstadt et al.; Clinical, Cosmetic and Investigational Dermatology, 2019). Using genetic modeling of COL7A1 variants, Stanford University estimated the incidence of RDEB to be approximately 63 per million births, and prevalence could be up to 3,850 patients in the U.S., whose wounds may benefit from COL7A1-mediated treatments such as ZEVASKYN®. Based on claims analysis, we estimate that approximately 750 moderate to severe RDEB patients in the U.S. would be ZEVASKYN® eligible patients (Clearview Claims Analysis, 2024).

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

In our VIITALTM phase 3 and phase 1/2a clinical trials, ZEVASKYN® was applied as a one-time surgical procedure onto RDEB wounds and has shown up to 12 years of durable wound healing and associated pain reduction even in the tough-to-treat large, chronic RDEB wounds. Patients evaluated in the VIITALTM phase 3 trial had some of the worst wounds. These wounds were large (> 20cm2) and, on average, had remained open for 6.2 years, and in some cases up to 21 years, prior to ZEVASKYN® treatment. Most RDEB patients have large and chronic wounds that carry the highest burden, including the need for frequent lengthy dressing changes, pain, pruritus (itch), risk of infection, and developing skin cancer.

Current Management of RDEB

RDEB wound management currently consists of lengthy and labor-intensive supportive care to limit contamination and infection, and reduction in mechanical forces that produce new blisters. Care usually includes treatment of new blisters by lancing and draining. Wounds are then dressed with non-adherent material, covered with padding for stability and protection, and secured with an elastic wrap for integrity. In a cost analysis conducted by Debra of America, based on 3,274 patient health insurance claims from private insurance, the annual cost of care for dystrophic epidermolysis bullosa (DEB) was found to be 465% greater than the annual cost to the healthcare system from all people and a substantial share of this burden stems from ongoing wound-care needs. For many patients, these wound-care expenses represent a major, persistent financial strain on both families and the healthcare system, reflecting the chronic and resource-intensive nature of RDEB management.

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

Our Program History

ZEVASKYN® is a commercial product comprised of autologous epidermal gene-modified sheets in which a functioning COL7A1 gene is inserted into a patient’s own skin cells (keratinocytes) using a retrovirus vector. The gene-modified keratinocytes are then grown into credit card-sized sheets and surgically applied to the patient to restore Type VII collagen expression and skin function.

Results from a completed Phase 1/2a study that enrolled seven patients and treated 38 large and chronic RDEB wounds at Stanford University showed that ZEVASKYN® was well-tolerated and resulted in significant and durable wound healing (Siprashvili, Z., et al., 2016), with up to eight years of follow-up after a single surgical application (So. Y, Nazaraoff, et al., Orphanet Journal Rare Disease 2022). To date, there have been no reported serious adverse events.

In November 2022, we announced positive topline data from our VIITAL™ study. The pivotal phase 3 VIITAL™ study evaluated the efficacy, safety, and tolerability of ZEVASKYN® in 43 large chronic wound pairs in 11 subjects with RDEB. The large chronic wounds randomized and treated in VIITAL™ measured greater than 20 cm2 of surface area and had remained open for a minimum of six months and a maximum of 21 years (mean 6.2 years). The co-primary endpoints of the study were assessed at the six-month timepoint for: (1) the proportion of RDEB wound sites with greater than or equal to 50% healing from baseline, comparing randomized treated with matched untreated (control) wound sites, as determined by direct investigator assessment; and (2) patient-reported pain reduction associated with wound dressing change assessed by the mean differences in scores of the Wong-Baker FACES® Pain Rating Scale between randomized treated and matched untreated (control) wounds.

The VIITAL™ study met both co-primary efficacy endpoints demonstrating statistically significant, clinically meaningful improvements in wound healing and pain reduction in large chronic RDEB wounds. ZEVASKYN® was shown to be well-tolerated with no serious treatment-related adverse events observed, consistent with past clinical experience. There were no deaths or no instances of positive replication-competent retrovirus, no systemic immunologic responses were reported during the study, as well as no squamous cell carcinoma at treatment sites after application of ZEVASKYN®. Two subjects reported at least one serious adverse event unrelated to ZEVASKYN®. Four subjects reported related treatment emergent adverse events, including procedural pain, muscle spasms and pruritis. Infections unrelated to ZEVASKYN® were observed in eight patients.

On April 28, 2025, the FDA approved ZEVASKYN® as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB. ZEVASKYN® has been granted Regenerative Medicine Advanced Therapy (“RMAT”), Breakthrough Therapy, Orphan Drug and RPD designations by the FDA as well as Orphan Drug designation by the EMA.

Among the potential benefits of Orphan Drug designation are a potential seven years of market exclusivity following FDA approval, potentially preventing FDA approval of another product deemed to be the same as the approved product for the same indication, waiver of application fees, and tax credits for qualified clinical testing expenses conducted after orphan designation is received. A sponsor who receives an approval for a BLA with RPD designation may qualify for a Priority Review Voucher (“PRV”), subject to final determination by the FDA. A PRV may be used to receive an expedited review of a subsequent marketing application for a different product or sold to another company. We received a PRV upon ZEVASKYN®’s approval, and on May 9, 2025, we entered into a definitive asset purchase agreement that transferred the PRV to a third party. The PRV sale was completed in June 2025 following early termination of the applicable waiting period for U.S. antitrust review of the transaction. We received gross proceeds of $155.0 million from the sale of the PRV.

We have prepared our current cGMP facility in Cleveland, Ohio for manufacturing commercial grade ZEVASKYN® drug product to support our commercial launch of ZEVASKYN®. ZEVASKYN® study drug product for all our VIITAL™ study participants was manufactured at our Cleveland facility.

Commercial Operations

Our commercialization strategy centers on establishing and expanding a network of qualified treatment centers with the clinical expertise and infrastructure required to administer our therapy. As of March 2026, we had activated four qualified treatment centers. These centers were selected based on their expertise in areas such as cell and gene therapy and have undergone specialized training to administer ZEVASKYN®.

Treatment involves obtaining a biopsy from the patient and shipping the biopsied cells to our manufacturing facility, where the patient specific product is manufactured as multilayer cellular sheets containing gene-corrected keratinocytes. Following testing, the product is then shipped back to the qualified treatment center where the patient receives treatment.

We treated our first ZEVASKYN® patient in the fourth quarter of 2025.

As part of commercial launch efforts, we continue to engage with multiple stakeholders across the healthcare system, including leading EB hospital institutions, private and public health insurers, as well as the patient and physician community. To date, we have activated four qualified treatment centers that now can identify and treat patients with ZEVASKYN®. These qualified treatment centers are geographically dispersed across the U.S. and include Ann & Robert H. Lurie Children’s Hospital of Chicago, Lucile Packard Children’s Hospital Stanford, Children’s Hospital Colorado, and The University of Texas Medical Branch (UTMB) in Galveston, Texas. We have secured broad insurance coverage for ZEVASKYN® from multiple national and regional commercial insurers as well as from the CMS (Centers for Medicare and Medicaid Services). ZEVASKYN® has coverage from all Medicaid programs across 50 US states and Puerto Rico. Effective January 1, 2026, CMS also has issued a permanent J-code for ZEVASKYN® that we expect will simplify claims and reimbursement processing between qualified treatment centers and all payer types.

Developing Next-Generation Cell and Gene Therapy

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

ABO-503, composed of a functional human RS1 packaged in the novel AIM™ capsid AAV204, has shown preclinical efficacy following delivery to the retina in a mouse model of XLRS. Preclinical studies have demonstrated robust RS1 expression in the retina, improved cone photoreceptor density and overall photoreceptor cell survival, as well as a restoration of outer retina architecture. Results of these studies were presented at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting in May 2023. A pre-IND meeting for ABO-503 was conducted with the FDA in April 2023 and provided Abeona with comprehensive feedback to support a future IND submission. Due to focus on ZEVASKYN® commercialization efforts, animal efficacy and toxicology studies and cGMP manufacturing of clinical grade material has been postponed to 2026.

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

ABO-505 for the Treatment of Autosomal Dominant Optic Atrophy (“ADOA”)

Disease Overview and Program Overview

ADOA, a form of hereditary vision loss associated with retinal ganglion cell (“RGC”) death, is predominantly caused by mutations in the Opa1 gene. Opa1, a dynamin-related GTPase, acts to stabilize the inner mitochondrial membrane and acts in mitochondrial fusion and inner membrane remodeling. Mutant phenotypes present with a progressive loss of RGCs that result in optic nerve degeneration and legal blindness with a loss of visual acuity, optic disc pallor, and color vision deficits. ADOA affects approximately 1 in 30,000 people worldwide. Currently, there is no approved treatment for people living with ADOA.

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

In July 2024, we entered into a non-exclusive agreement with Beacon Therapeutics (“Beacon”) under which Beacon will evaluate Abeona’s patented AAV204 capsid for the development and commercialization of potential gene therapies for select ophthalmology indications. Following a 12-month evaluation period, Beacon exercised its option to take a worldwide, non-exclusive license to use AAV204 in connection with up to five gene or disease targets. Beacon will also have the right to use AAV204 for up to four additional nominated gene or disease targets subject to certain conditions. We received an upfront payment upon Beacon’s exercise of its option to license AAV204, with additional payments upon the achievement of certain development, regulatory, and sales milestones, along with tiered royalties on worldwide net sales for licensed products incorporating AAV204.

Strategic Licensing Agreements

We have out-licensed certain clinical and research programs, including for the treatment of Sanfilippo syndrome type A (MPS IIIA) to Ultragenyx Pharmaceutical Inc. (“Ultragenyx”)) and Rett syndrome to Taysha Gene Therapies, Inc. (“Taysha”). Under the terms of our agreement with Ultragenyx, we are eligible to receive payments based on the achievement of certain sales milestones and royalties on net sales. Under our agreements with Taysha, we are eligible to receive payments based on certain clinical, regulatory, and sales milestones and royalties on net sales. On February 25, 2026, the Company, UNC and Taysha jointly terminated both the license agreement between Abeona and UNC and the corresponding sublicense agreement between Abeona and Taysha relating to Taysha’s development program for TSHA-118 for CLN1 disease.

Leveraging Leadership Position in Commercial-Scale Cell and Gene-Therapy Manufacturing

We have established a cGMP manufacturing facility, the Elisa Linton Center located in Cleveland, Ohio at 6555 Carnegie Avenue, which enables us to enhance supply chain control, establish tighter quality control testing, increase supply capacity, reduce production costs and gain manufacturing for ZEVASKYN®. Our facility is led by a team of highly skilled production, process/assay development, and quality control scientists with expertise in cell and gene therapy, particularly in cell culture, upstream manufacturing, downstream purification, assay development and wet lab techniques.

We have advanced our in-house manufacturing capabilities for ZEVASKYN®. The product is manufactured as multilayer cellular sheets containing gene-corrected keratinocytes that is fastened to a petrolatum gauze backing with surgical titanium ligating clips. Engineered keratinocyte sheets expressing functional Type VII collagen are applied over wound areas, providing immediate wound coverage and allowing wound healing. A key component to the ZEVASKYN® drug product manufacturing process is the retroviral vector, which delivers the functional copy of the Collagen VII Alpha 1 cDNA to the patient’s own cells. We manufacture the LZRSE-Col7A1 gamma retroviral vector at our Cleveland facility.

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

We have made significant investments in developing optimized manufacturing processes and believe that our processes and methods developed to date provide a comprehensive manufacturing process for ZEVASKYN® and AAV-based vector therapies, including:

●	sufficient scale to support commercial manufacturing requirements for ZEVASKYN®;
●	processes related to biopsy, cell collection, storage and transportation as part of manufacturing for ZEVASKYN®;
●	processes related to product release testing for ZEVASKYN®;
●	processes related to the manufacture and release testing of retroviral vector;
●	establishing transportation and packaging processes and materials for finished ZEVASKYN® product;
●	proprietary AAV vector manufacturing processes and techniques that produce a highly purified product candidate;
●	AAV serum-free suspension technology that is readily scalable;
●	multiple assays to accurately characterize our process and the AAV vectors we produce; and
●	a series of purification processes, which may be adapted and customized for multiple different AAV capsids, with a goal of higher concentrations of active vectors, and that are essentially free of empty capsids.

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

Licensed Technologies and Intellectual Property

1.	Recessive Dystrophic Epidermolysis Bullosa

To support our EB franchise, we licensed a patent family from Stanford University covering ZEVASKYN® and its use in the treatment of RDEB. Patents covering our investigational ZEVASKYN® product have been granted in the United States (U.S. Patent Nos. 12,110,504; 12,173,314; and 12,385,010), by the European Patent Office (EP3400287B1), by the Japan Patent Office (JP7159048, JP7555380), and in other geographical regions, and are expected to expire in early 2037. Patent applications remain pending in the United States which, if granted, would be expected to expire in 2037. A patent covering the packaging and transport system for ZEVASKYN® has been granted in the United States (U.S. Patent No. 12,144,340) and is expected to expire in mid-2040.

We may also rely on the additional protection afforded by data exclusivity (currently 12 years for biologics like ZEVASKYN®), other market exclusivity such as orphan drug exclusivity (currently seven years), and patent term extensions, where applicable.

2.	AIM™ Capsids

We have an exclusive license to an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. National stage applications directed to the AIM™ capsids have been filed in the United States, Europe, and other geographical regions. The first U.S. patent in this patent family, U.S. Patent No. 10,532,110 (the “‘110 Patent”), was issued to UNC on January 14, 2020. The ‘110 Patent is entitled to 352 days of patent term adjustment and will not expire before November 6, 2036. The second U.S. patent in this patent family, U.S. Patent No. 10,561,743 (the “‘743 Patent”), was issued to UNC on February 18, 2020. The ‘743 Patent will not expire before November 20, 2035. A third U.S. patent in this patent family, U.S. Patent No. 11,491,242 (the “‘242 Patent”) issued on November 8, 2022. The ‘242 Patent is entitled to 429 days of patent term adjustment and will not expire before January 22, 2037. Patents have also been granted in Australia (AU2015349759 and AU2022201540), Israel (IL252072), New Zealand (NZ731673), and Russia (RU2727015). We have exclusive rights to these patents under our license with UNC.

We also own a second patent family directed to certain AAV capsids and have filed national stage applications in the United States, Europe and other geographical regions. U.S. Patent No. 12,454,701 (the “‘701 Patent”), was issued on October 28, 2025. The ‘701 patent is entitled to 1179 days of patent term adjustment and will not expire before February 25, 2043. A patent has also been granted in Japan (JP7590968).

3.	Rett Syndrome

We have licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. The patent family licensed from UNC at Chapel Hill is directed to viral genomes designed to regulate expression of the MeCP2 gene, which is mutated in patients with Rett Syndrome. This patent family has pending applications in the United States, Europe and other geographical regions. Patents issuing from these applications would have a 20-year expiration date of no earlier than 2039. U.S. Patent No. 12,311,034 was issued to UNC on May 27, 2025 in this family. The patent families licensed from U. Edinburgh and U. Glasgow are directed to expression cassettes for MeCP2 polypeptides and to synthetic MeCP2 polypeptides. The patent family directed to MeCP2 expression cassettes has pending applications in the United States, Europe and other geographical regions. The patent family directed to synthetic MeCP2 polypeptides has pending applications in the United States and other geographical regions. Patents issuing from applications in the Edinburgh patent families would have a 20-year expiration date of no earlier than 2038. U.S. Patent No. 11,969,479 was issued to U. Edinburgh and U. Glasgow in in this patent family on April 20, 2024. In October 2020, we entered into an agreement exclusively sublicensing these UNC and University of Edinburgh patent rights to Taysha Gene Therapies, Inc.

4.	Multipartite AAV Delivery of Large Transgenes

We own three patent families directed to multipartite delivery of large transgenes using AAV vectors. For two of these patent families we have filed national stage applications in the United States, Europe and other geographical regions. Patents issuing from these applications are not expected to expire before 2041 for the first patent family, or before 2044 for the second patent family. A European patent application in the first patent family (EP4182467) is allowed and will be validated in European states in 2026. We have also filed a U.S. provisional application in the third patent family. Patents issuing from the provisional application are not expected to expire before 2046.

5.	New AAV Capsids and Ophthalmic Disease Treatment via Para-retinal AAV Administration

We own a patent family directed to (i) novel AAV capsid proteins and (ii) treating ophthalmic diseases via para-retinal administration of AAV vectors and have filed national stage applications in the United States, Europe, and other geographical regions. Patents issuing from these applications are not expected to expire before 2042.

6.	Treatment of Dominant Optic Atrophy and X-linked Retinoschisis

We own a patent family directed to compositions and methods for treating dominant optic atrophy and X-linked retinoschisis and have filed national stage applications in the United States, Europe, and other geographical regions. Patents issuing from these applications are not expected to expire before 2043.

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

Compliance with cGMP requirements

Manufacturers of biologics must comply with applicable cGMP regulations for both clinical and commercial supply. Manufacturers and others involved in the manufacture and distribution of such products at the commercial stage also must register their establishments with the FDA and certain state agencies and list the manufactured products. Recently, the information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES Act to include the volume of drugs produced during the prior year. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to ensure consistent production of the product within required specification.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency, and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a REMS is necessary to ensure the safe use of the product candidate. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical products. Certain reporting related to samples is also required. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program and potential liability under anti-kickback and false claims laws.

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

Pediatric exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States that, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to, and accepted by, the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection that cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve a biosimilar application.

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

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher Program, the FDA can award priority review vouchers to sponsors of rare pediatric disease products where the product is intended to treat serious or life-threatening diseases that primarily affect individuals up to age 18. To qualify, the product must contain no active ingredient (including any ester or salt of the active ingredient) that has been previously approved by the FDA. The application must also meet other qualifying criteria, including eligibility for FDA priority review. If the necessary qualifying criteria are met, upon a sponsor’s request and product approval, the FDA may award a priority review voucher. This voucher may be transferred and may be redeemed to receive priority review of a subsequent marketing application for a different product. Use of a priority review voucher is subject to an FDA user fee. As these vouchers are transferable, sponsors may sell these vouchers for substantial sums of money. Vouchers may, however, be revoked by the FDA under certain circumstances and sponsors of approved rare pediatric disease products must submit certain reports to the FDA. To take advantage of the benefits of this program, the product must be designated by the FDA for a rare pediatric disease no later than September 30, 2029.

The Rare Pediatric Disease Priority Review Voucher program has been subject to periodic statutory sunset provisions and extensions. Under the current statutory sunset provisions, the FDA may only award a rare pediatric disease priority review voucher if the NDA for the product is approved before September 30, 2029. After September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, unless Congress extends the program further.

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

In the European Union there are also broadly equivalent regimes for the other issues addressed in relation to U.S. regulation including cGMP requirements, accelerated access (generally through so-called Conditional Marketing Authorizations), pediatric requirements and incentives and patent term restoration (supplementary protection certificates).

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

Human Capital Resources

As a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases, we seek to attract, hire, develop and retain qualified and highly skilled personnel with experience in areas such as research and development and manufacturing operations. We compete for such personnel with numerous pharmaceutical and chemical companies, specialized biotechnology firms and universities. We strive to support our employees’ well-being through a transparent, inclusive, and collaborative culture and by providing them with the training, support, and resources to help them succeed professionally.

As of December 31, 2025, we had 226 full-time employees. We have never experienced employment-related work stoppages and believe that we maintain good relations with our personnel. In addition, to complement our internal expertise, we have contracts with scientific consultants, contract research organizations and university research laboratories that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, process scale-up and preclinical testing.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, financial results, and future growth prospects are subject to a number of risks and uncertainties, including those set forth below. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, financial results, and future growth prospects. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors.” These risks include, but are not limited to the following:

●	We may not be able to successfully manufacture or commercialize ZEVASKYN® and the revenue that we generate from its sales, if any, may be limited.
●	Our financial performance depends on the commercial success of ZEVASKYN® and we have limited experience as a commercial-stage company.
●	We may encounter challenges with engaging or coordinating with qualified treatment centers needed for the ongoing commercialization of ZEVASKYN®.
●	Our cell and gene therapy product candidates are based on proprietary methodologies, which makes it difficult to predict the time and cost of product candidate development and regulatory approval. Additionally, regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future.
●	We may encounter substantial delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. Additionally, we may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.
●	We have received and may apply for additional designations such as breakthrough therapy designation, RMAT designation, fast track designation, and rare pediatric disease designation from the FDA intended to facilitate or encourage product candidate development. We may not receive any such designations or be able to maintain them. Moreover, any such designations may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
●	While certain of our product candidates have received orphan drug designation from the FDA, there is no guarantee that we will be able to maintain this designation, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	We could experience production problems in our manufacturing facility that result in delays in our development or commercialization programs. We may also experience delays in manufacturing if any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP.
●	If we fail to comply with applicable regulations, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the suspension of a clinical trial or commercial sales or the closure of a manufacturing facility.
●	We expect to rely on third parties, and these third parties may not perform satisfactorily. Additionally, our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated.
●	Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies, and our failure to develop safe and commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues.
●	We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our product candidates could be limited if a number of these existing relationships are terminated.
●	We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.
●	Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

●	The market may not accept any pharmaceutical products that we develop, and adverse public perception of gene therapy products may negatively affect demand for, or regulatory approval of, our product candidates.
●	We may be subject to federal, state, and foreign healthcare laws and regulations, including fraud and abuse laws, false claims laws, health information privacy and security laws and data privacy laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
●	Trends toward managed health care and downward price pressures on medical products and services may limit our ability to profitably sell any drugs that we may develop.
●	Our rights to develop and commercialize our product candidates are subject to, in part, the terms and conditions of licenses granted to us by others.
●	If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation.
●	We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court, and intellectual property litigation could cause us to spend substantial resources.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	If we do not obtain patent term extension and data exclusivity for our product candidates, our business may be harmed.
●	We have experienced a history of losses; we expect to incur future losses and we may be unable to obtain necessary additional capital to fund operations in the future. We do not have significant operating revenue and may never achieve profitability.
●	We expect to continue to need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or aspects thereof.
●	Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.
●	The market price of our common stock may be volatile and adversely affected by several factors.
●	Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	Breaches of data security or unauthorized disclosures of personal information could affect our business or make us subject to liability.

Risks Related to the Commercialization of ZEVASKYN® and our Ability to Generate Revenue

We are in the early stages of commercializing ZEVASKYN® and our limited operating history as a commercial-stage company makes it difficult to predict the long-term success of our business.

We received FDA approval for ZEVASKYN® in 2025, and we are currently in our first full year of commercial sales. Thus, we have limited historical experience operating as a commercial-stage company and limited data on which to base our expectations regarding future revenues, gross margins, operating expenses, and cash flows. Transitioning from a clinical-stage company to a commercial-stage organization requires us to develop, refine, and scale capabilities across sales, marketing, patient services, manufacturing, distribution, compliance, and financial reporting. These activities require significant management attention and financial resources and may present challenges that we have not previously encountered. If we are unable to effectively manage this transition, execute our commercial strategy, or appropriately align our cost structure with revenues, our business, financial condition, cash flow, results of operations, and growth prospects could be adversely affected.

Our financial performance depends on the commercial success of ZEVASKYN® and we have limited experience as a commercial-stage company. As such, we may not be able to successfully commercialize ZEVASKYN® and the revenue that we generate from its sales, if any, may be limited.

Our ability to generate significant revenue from product sales depends on ZEVASKYN®’s successful commercialization. Successful commercialization requires success in many areas, including, but not limited to:

●	finding patients who have been diagnosed with RDEB and wish to begin receiving treatment;
●	establishing and maintaining relationships with qualified treatment centers who will be treating the patients who receive ZEVASKYN®;
●	managing our manufacturing capabilities and supply chain operations in the coordination and delivery of ZEVASKYN® to patients at with qualified treatment centers;
●	managing pricing, contracting and reimbursement processes;
●	potential post-marketing commitments imposed by regulatory authorities, such as patient registries;
●	strength of sales, marketing and distribution support;
●	managing working capital and cash flows associated with product commercialization; and
●	attracting and retaining employees with relevant commercial, sales, and marketing expertise.

If the patient demand is not as significant as we estimate, or the reasonably predicted population for treatment is narrowed by competition, physician choice, or treatment guidelines, or for any other reason, we may not generate significant revenue from the sale of ZEVASKYN®.

The commercial success of ZEVASKYN® will depend upon the extent of market acceptance by physicians, patients, payors, and other stakeholders.

The degree of market acceptance of ZEVASKYN® depends on several factors, many of which are outside our control, including:

●	the perceived clinical efficacy, safety profile and overall benefit-risk profile of ZEVASKYN® compared to alternative therapies;
●	relative convenience and ease of administration, including patients’ willingness and ability to travel to qualified treatment centers within our network;
●	given the complexity of manufacturing ZEVASKYN®, the perception or possibility that issues may continue to arise in the supply of product, which could delay treatment;
●	our ability to address any competing products and technological and market developments;
●	our ability to educate physicians and other healthcare providers regarding the appropriate use of ZEVASKYN®;
●	patient access and affordability;
●	inclusion of ZEVASKYN® in clinical guidelines or treatment pathways;
●	the effectiveness of our sales and marketing efforts; and
●	availability of coverage and reimbursement from government and other third-party payers.

If ZEVASKYN® does not achieve broad market acceptance, we may not generate sufficient revenues to achieve or sustain profitability.

Our revenues currently depend on sales of ZEVASKYN®, which increases our exposure to risks associated with a single product.

Because ZEVASKYN® is our only approved product, our revenues depend highly on its commercial success. Any adverse development affecting ZEVASKYN®, including safety concerns, regulatory actions, supply disruptions, competitive pressures, unfavorable clinical data, or changes in reimbursement, could materially and adversely affect our business, financial condition, cash flow, and results of operations. We do not expect to have additional commercial products in the near term, and we may not be able to successfully develop or acquire additional products.

We may encounter challenges with engaging or coordinating with qualified treatment centers needed for the ongoing commercialization of ZEVASKYN®.

Our commercial strategy is to engage epidermolysis bullosa centers of excellence as qualified treatment centers for the collection of patient biopsy and administration of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect biopsies and to ship them to our product in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may encounter challenges or delays in engaging and interacting with our qualified treatment centers, and such challenges could impact a qualified treatment centers’ willingness and ability to administer ZEVASKYN®.

Furthermore, we may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, or other factors not in our control, such as weather, could prevent or delay the manufacture of or delivery of ZEVASKYN® to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, or business harm. Additionally, delays with treatment at the qualified treatment centers due to, for instance, the patient’s schedule or health condition or such center’s capacity, or due to the need for multiple biopsies, could result in a patient becoming medically ineligible for our treatment or selecting an alternative treatment, the drug product becoming unusable, or loss of medical coverage, which would have a material adverse effect on commercial sales. These delays may also affect our relationship with our qualified treatment center network. Any failure in our engagement or interaction with our qualified treatment centers due to delays in treatment or complications related to manufacturing, among other things, may limit patient access to our therapies and, accordingly, have a material adverse effect on our commercial forecasts and business.

Moreover, we are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the manufacturing facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product, or regulatory action.

The manufacturing, testing and delivery of ZEVASKYN® present significant challenges for us, and we may not be able to produce ZEVASKYN® at the quality, quantities, or timing needed to support commercialization.

The manufacturing of ZEVASKYN® is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturing cell therapy products often leads to difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to commercial manufacturing, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, scarcity of qualified manufacturing and quality control testing personnel, shortages of any production raw materials as well as compliance with strictly enforced federal, state and foreign regulations.

We are susceptible to production interruptions that may impede our ability to manufacture cell and gene therapy products and produce an adequate product supply to support commercialization of ZEVASKYN®. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, public health emergencies, disruption in utility services, human error, or disruptions in the operations of our suppliers. ZEVASKYN® and product candidates are biologic drugs requiring processing steps that are more complex than those required for most chemical pharmaceuticals. We characterize our processes and products, and perform testing to ensure the safety, quality and efficacy of each product produced. While we take significant measures to fully understand and characterize each product, the steps we take may not be sufficient to ensure that a given lot will perform in the intended manner.

For example, we manufactured a full batch of ZEVASKYN® following patient biopsy collection in August 2025 that, despite being a bonafide drug product, could not be released because a rapid sterility assay, mandated by the FDA as a release assay during the final stage of the BLA review, initially yielded a false positive result for sterility. Although we resumed biopsy collection in November 2025 upon completion of assay optimization and the necessary regulatory submission for its implementation, this false positive caused a manufacturing rejection, which caused a delay in our launch of ZEVASKYN®. Additional or similar issues associated with manufacturing and testing can have an adverse impact on our business, financial condition, cash flow, and results of operations.

There are several risks specific to the manufacturing process for ZEVASKYN® that require close attention. As an autologous product there are challenges associated with viability of biopsies as an incoming material. Due to variables such as the fragility of RDEB skin and site of the biopsy, initiation of autologous keratinocyte growth and expansion can be challenging or may be extended beyond the scheduled timing. Another concern during manufacturing is the slowing of cell proliferation, resulting in extended manufacturing time. If pre-release criteria are not met, the production process must be stopped, and a new biopsy must be obtained. If release criteria are out of range, epidermal sheets must be discarded and the manufacturing process must be repeated.

We rely on third-party suppliers for our manufacturing of ZEVASKYN®, and supply interruptions could disrupt commercialization.

Our reliance on third-party suppliers for the manufacturing of ZEVASKYN® exposes us to risks, including manufacturing delays or disruptions, quality control failures, regulatory compliance issues, capacity constraints, and financial instability of suppliers. Any interruption in the manufacture or supply of ZEVASKYN® could impair our ability to meet demand and adversely affect our commercial efforts.

We currently do not have a backup manufacturer to supply manufacturing material for ZEVASKYN®. An alternative manufacturer would need to be qualified through regulatory filings, which could result in production delays. Regulatory authorities also may require additional clinical trials if a new supplier is relied upon for commercial production. Accordingly, identifying and contracting with alternative manufacturer or supplier would significantly affect our ability to meet demand for ZEVASKYN®.

Post-marketing requirements and ongoing regulatory obligations could restrict or delay commercialization.

Following FDA approval, we remain subject to ongoing regulatory obligations, including post-marketing requirements, pharmacovigilance reporting, quality system regulation compliance, and potential FDA inspections. If we fail to comply with these requirements, the FDA may impose sanctions, including warning letters or other enforcement actions, fines, product recalls or withdrawals, restrictions on marketing, or suspension or withdrawal of approval. In addition, previously unknown adverse events may be identified after broader commercial use, which could result in changes to the labeling of ZEVASKYN®, restrictions on its use, or withdrawal from the market.

Our commercialization efforts may expose us to increased risk of product liability and other litigation.

The commercialization of ZEVASKYN® exposes us to the risk of product liability claims and other litigation, including claims related to adverse events, off-label promotion, false advertising, pricing, or reimbursement practices. Even if we are successful in defending ourselves against such claims, litigation could be costly, time-consuming, and damaging to our reputation. If we are unable to obtain or maintain adequate insurance coverage on acceptable terms, our financial condition could be adversely affected.

Our commercial success depends in part on our ability to protect and enforce our intellectual property rights relating to ZEVASKYN®.

Our ability to maintain market exclusivity for ZEVASKYN® depends on our intellectual property portfolio and regulatory exclusivities. If our patents are challenged, invalidated, circumvented or expire earlier than expected, or if we are unable to enforce our intellectual property rights effectively, competitors may develop and commercialize competing products more rapidly than anticipated, which could significantly harm our commercial prospects.

Our products and product candidates may face competition sooner than anticipated.

The 12-year exclusivity granted to ZEVASKYN® may not adequately protect us from biosimilar or other product competition. There may also be changes in regulatory exclusivity policies. For example, there have been efforts to decrease the biologic period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. If another company pursues approval of a product that is biosimilar to ZEVASKYN® or any other biologic product for which we receive FDA approval, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. Biosimilar applicants may also be able to bring an action for declaratory judgment concerning our patents, requiring that we spend time and money defending the action.

Risks related to manufacturing

We could experience production problems in our manufacturing facilities that result in delays in our development or commercialization programs or otherwise adversely affect our business.

We are susceptible to production interruptions that may impede our ability to manufacture cell and gene therapy products and produce an adequate product supply to support commercialization or clinical trials. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, public health emergencies, disruption in utility services, human error, or disruptions in the operations of our suppliers. Our product candidates are biologic drugs requiring processing steps that are more complex than those required for most chemical pharmaceuticals. We characterize our processes and products, and perform testing to ensure the safety, quality and efficacy of each product produced. While we take significant measures to fully understand and characterize each product, the steps we take may not be sufficient to ensure that a given lot will perform in the intended manner.

We employ multiple steps to control our manufacturing process to ensure that the products or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA, EU or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, the FDA, EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls for approved and marketed products.

Lot failures or product recalls could cause us to delay sales, product launches, or clinical trials, which could be costly to us and otherwise harm our business, financial condition, cash flow, results of operations and prospects. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including qualified treatment centers for ZEVASKYN®, larger pharmaceutical companies, and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process including in internal and external facilities providing supply necessary for manufacturing or challenges with procuring supplies, such as due to global trade policies, also could restrict our ability to meet customer or clinical trial supply demand, and as well as market demand for ZEVASKYN® or any future product candidates for which we may receive marketing approval.

If we or any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP or other regulations, we may experience delays or disruptions in manufacturing while we implement corrective actions or work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories or suppliers.

To maintain regulatory approval for commercial manufacturing, we will need to continue to ensure that all our processes, methods and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Complying with cGMP requires us to spend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we will be subject to possible regulatory action and may not be permitted to sell ZEVASKYN®.

We may rely on third parties to conduct aspects of our product manufacturing, and these third parties may not perform satisfactorily. We also may rely on third parties to produce certain materials for our product candidates and, therefore, we cannot control every aspect of their activities.

We and our third-party suppliers, laboratories, and manufacturers may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements.

Inadequate control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we or our contract manufacturers will not be able to secure or maintain regulatory approval for such manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon or by us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to our sales of ZEVASKYN® as well as clinical trials, product approvals, and commercialization for our other product candidates. It may also require that we conduct additional studies.

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

Regulatory authorities may inspect or audit the manufacturing facilities for our products and product candidates at any time. Any such remedial measures imposed upon us could materially harm our business, financial condition, cash flow, results of operations and prospects. If we fail to comply with applicable cGMP regulations, FDA and foreign regulatory authorities could impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, cash flow, results of operations and prospects to be materially harmed. Additionally, if supply from our facility is interrupted, there could be a significant disruption in commercial supply of any of our product candidates for which we obtain marketing approval, and in clinical supply for our product candidates.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could harm our business, financial condition, cash flow, results of operations and prospects.

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

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, and marketing of pharmaceutical products. These risks expand with commercialization and we may face substantial liability for damages in the event of adverse side effects, including injury or death, or product defects identified with any of our products that are marketed to the public or product candidates that are used in clinical tests. Product liability actions can also have regulatory consequences, including the withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs, and the initiation of investigations, and enforcement actions by regulators, product recalls, withdrawals, revocation of approvals, labeling, marketing, or promotional restrictions.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the U.S. and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of our competitors have and employ greater financial and other resources, including larger research and development, marketing, and manufacturing organizations. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we have or are developing, which could render our technology and future products obsolete and noncompetitive.

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition, cash flow, and results of operations.

The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely affect our business, results of operations, financial conditions and prospects.

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

We have concentrated our therapeutic product research and development efforts on our cell and gene therapy platform, and our future success depends in part on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our cell and gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Given that only a few gene therapy products have been approved in the Western world, it is not possible to predict how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Our ability to successfully develop and commercialize our product candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by the government or third-party payors. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our product candidates. In recent years, officials have made numerous proposals to change the health care system in the U.S. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

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

The product candidates that we are attempting to develop may compete with drugs manufactured and marketed by other pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payors. Physicians, patients, or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

Regulatory requirements governing cell and gene therapy products have evolved and may continue to change in the future.

Regulatory requirements in the United States and in other jurisdictions governing gene therapy products have changed frequently and will continue to change in the future as scientific knowledge is acquired. The FDA and EMA have each expressed interest in further regulating gene therapy. For example, the FDA has established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Over the last few years, the FDA, through CBER, has provided significant guidance regarding the development of gene therapies. Additionally, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some, or all, of our product candidates. These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations, or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

We may encounter substantial delays in our clinical studies, such as clinical holds, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. This is especially true for rare or complicated diseases. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing.

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

Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates. If any of the foregoing were to occur, our business, financial condition, cash flow, results of operations, and prospects will be materially harmed.

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

We may not be able to identify, recruit or enroll enough patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

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

If we have difficulty enrolling enough patients to conduct our clinical studies as planned our development costs may increase, the time for completion of clinical trials may increase, we may need to delay, limit or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

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

There is no guarantee that we will be able to obtain or maintain orphan drug designation for our product candidates or receive or maintain any corresponding benefits, including periods of exclusivity.

While orphan drug designation provides certain advantages, it neither shortens the development time nor the regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. Generally, if a product candidate with orphan drug designation subsequently receives marketing approval before another product considered by the FDA or comparable foreign regulatory authorities to be the same, for the same orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA or comparable foreign regulatory authorities from approving another marketing application for the same drug or biologic for the same indication for seven years. We may not be able to obtain any future orphan drug designations that we apply for, orphan drug designations do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any orphan drug designations that we receive. For instance, orphan drug designation may be revoked if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request. Moreover, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA approval is broader than the designation. Orphan exclusivity may also be lost for the same reasons that the designation may be lost. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA or comparable foreign regulatory authorities can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior. The FDA may further grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA or comparable foreign regulatory authority approval for such product before we do, we would be prevented from launching our product for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority. The FDA’s thinking around sameness with respect to gene therapies, and thus the circumstances when clinical superiority would need to be shown, is evolving. While the agency has issued guidance on the topic, certain decisions may need to be made on a case by case basis, given the novelty of the technology. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and large-scale layoffs of current federal employees and also announced additional efforts to reduce federal employee headcount and the size of the federal government.

It is unclear how these executive actions or other potential actions by the executive branch will have an impact on the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reorganization or reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business. In addition, if the current government shutdown continues, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical employees and stop critical activities. Additionally, Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process.

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

Furthermore, to the extent that the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive, royalty-free license authorizing the U.S. government, or a third party on its behalf, to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government, or a third party on its behalf, of such rights could harm our competitive position, business, financial condition, cash flow, results of operations and prospects.

If we are unable to obtain and maintain patent protection for our products, product candidates, or technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

Therefore, we cannot be certain whether we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, cash flow, results of operations and prospects.

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

Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property rights. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

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

We have recorded minimal revenue to date and have incurred an accumulated deficit of $742.1 million through December 31, 2025. The net income for the year ended December 31, 2025, was $71.2 million due to the gain on sale of our priority review voucher. Excluding that gain, our net loss for the year ended December 31, 2025 would have been $81.2 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop clinical drug candidates and from the associated administrative costs.

We require substantial capital to commercialize ZEVASKYN®, for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	continue commercialization efforts for ZEVASKYN®;
●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
●	continue our research and preclinical and clinical development of our product candidates;
●	further develop the manufacturing process for our vectors or our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	change or add additional manufacturers or suppliers;
●	seek to identify and validate additional product candidates;
●	acquire or in-license other product candidates and technologies;
●	make milestone or other payments under any license agreements;
●	maintain, protect and expand our intellectual property portfolio;
●	establish a sales, marketing and distribution infrastructure in the United States and Europe to commercialize any products for which we may obtain marketing approval;
●	attract and retain skilled personnel;
●	build additional infrastructure to support our operations as a larger public company and our product development and planned future commercialization efforts, including manufacturing capacity; and
●	experience any delays or encounter issues with any of the above.

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

To date, we have funded our operations primarily through public offerings of our common stock. Our ability to achieve significant revenue or profitability depends upon our ability to commercialize ZEVASKYN® and complete the development of our drug candidates, and to develop and obtain patent protection and regulatory approvals for our drug candidates. We are not expecting any significant revenues in the short-term from our product candidates. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals or market any products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, or obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, we cannot assure you that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to ZEVASKYN® and future product candidates, which may result in our under- or over-estimating our anticipated product revenues, especially as applicable laws and regulations governing pricing evolve over time.

We may need to raise additional capital to operate our business, and our failure to obtain funding when needed or on terms that are favorable to us may force us to delay, reduce or eliminate our development programs or commercialization efforts.

We may need to raise additional capital to fund our future operations and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. We expect to continue to spend substantial amounts on regulatory approval efforts, product development (including commercialization activities), and conducting potential future preclinical or clinical trials for our product candidates. Our ability to raise capital through the sale of securities may be limited by our number of authorized shares of common stock and various rules of the SEC and the Nasdaq that place limits on the number and dollar amount of securities that we may sell.

If we fail to raise additional funds on acceptable terms or at all, we may be unable to complete planned preclinical and clinical trials, obtain approval of our product candidates from the FDA and other regulatory authorities, or successfully commercialize any of our product candidates. In addition, we could be forced to delay, discontinue, or curtail product development, or forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. Also, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether common stock, preferred stock or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Further, if we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, cash flow, and results of operations.

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

As of December 31, 2025, we had $310.7 million of U.S. federal net operating loss (“NOL”) carryforwards, $11.6 million of state NOL carryforwards, $5.2 million of general business credit carryforwards, and $0.1 million of state credits, which may be utilized against future federal and state income taxes. Of the federal NOLs, $308.1 million do not expire and may be carried forward indefinitely, subject to the limitation that they may offset no more than 80% of taxable income in any tax year. The remaining federal NOLs expire between 2026 and 2037. State NOL carryforwards have expiration periods that vary by jurisdiction based on applicable state tax laws. The federal general business credits begin to expire in 2043, and the state credits expire in 2026.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes or applicable state tax law. An ownership change may limit our ability to use our NOL carryforwards attributable to the period prior to the change.

During the year ended December 31, 2025, we completed a Section 382 study to evaluate whether historical equity transactions resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code. Based on this analysis, we determined that there were multiple ownership changes. As a result, certain NOL carryforwards will not be realizable due to the Section 382 limitations. We had previously recorded a full valuation allowance against the deferred tax assets associated with these NOLs. Accordingly, the $96.6 million reduction in gross deferred tax assets resulting from the Section 382 analysis was fully offset by a corresponding reduction in the valuation allowance and did not affect income tax expense or net income for the year ended December 31, 2025.

If we experience any future ownership changes, we could be limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits, and we could be required to pay taxes earlier than we would otherwise be required, which could cause such NOLs to expire unused. This could adversely affect our results of operations.

General Risk Factors

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock can fluctuate significantly in response to various factors and events, including:

●	our ability to execute our business plan, including commercialize ZEVASKYN®;
●	our ability to integrate operations, technology, products, and services;
●	operating results below expectations;
●	announcements concerning product development results, including clinical trial results;
●	regulatory or legal developments in the U.S. or EU, including decisions from regulatory agencies relating to ZEVASKYN® or our product candidates;
●	our failure to successfully manage and sustain the commercial launch of ZEVASKYN®, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
●	litigation or public concern about the safety of ZEVASKYN® or our product candidates;
●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
●	announcements of technological innovations or new products by us or our competitors;
●	loss of any strategic relationship;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have experienced significant price and volume fluctuations from time to time that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement would cause dilution to our existing stockholders, restrict our operations, or require us to relinquish proprietary rights.

If we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Meanwhile, any future debt financing may involve covenants that limit our ability to incur liens or additional debt, pay dividends, redeem, or repurchase our common stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements or the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers and members of our board of directors, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. Cybersecurity

Cybersecurity Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit confidential, financial, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework, and have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a dedicated Director of Information Technology and an Information Technology Security and Risk Manager. We have developed a cybersecurity program following the National Institute of Standards and Technology cybersecurity framework that includes mechanisms, controls, technologies, and systems designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, and data recovery testing on a periodic basis. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

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

Governance

Our Director of Information Technology, who reports to our CFO, and the Information Technology Security and Risk Manager are responsible for assessing and managing cybersecurity risks. Our Director of Information Technology has over 25 years of experience managing information technology and cybersecurity. He has a bachelor’s degree in electrical engineering from Wright State University as well as a master’s degree in business administration from Ashland University. He has certifications from various information technology vendors as well as experience in implementing security frameworks such as International Organization for Standardization (“ISO”) 27001 and the National Institute of Standards and Technology. Our Information Technology Security and Risk Manager has a PhD in a scientific field and various information security certifications such as Certified Ethical Hacker and Holistic Information Security Practitioner. She also has decades of experience in managing information technology environments and information security such as security architecture, security operations and governance risk and compliance.

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

Current Cybersecurity Risk Posture

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to information systems. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cleveland, Ohio, where we currently lease approximately 73,100 square feet of manufacturing, laboratory and office space. Those leases expire in December 2030. We leased 10,400 square feet of office space located in New York, New York. That lease expired in September 2025.

We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed for potential future expansion.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ABEO” since June 22, 2015.

The number of record holders of our common stock as of March 11, 2026 was 312.

Dividend Policy

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

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

OVERVIEW

We are a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the FDA approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as ZEVASKYN®, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB, a serious and debilitating genetic skin disease. There is no cure for RDEB, and ZEVASKYN® is the only FDA-approved product to treat RDEB wounds with a single application. ZEVASKYN® was granted Orphan Drug and Rare Pediatric Disease designations by the FDA.

ZEVASKYN® is manufactured at our current cGMP manufacturing facility in Cleveland, Ohio, and is made available through ZEVASKYN® qualified treatment centers.

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

Recent Developments

Since we resumed manufacturing operations in mid-January after a planned facility shutdown, a patient treatment has been completed, multiple biopsies have been collected for scheduled ZEVASKYN® treatments in the coming weeks, and additional biopsies are scheduled.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2025 and December 31, 2024

	For the year ended December 31,		Change
($ in thousands)	2025	2024	$	%

Revenues:
Product revenue, net	$2,420	$—	$2,420	100%
License and other revenues	3,400	—	3,400	100%
Total revenues	5,820	—	5,820	100%

Costs and expenses:
Cost of sales	1,532	—	1,532	100%
Royalties	1,893	—	1,893	100%
Research and development	26,812	34,360	(7,548)	(22)%
Selling, general and administrative	65,031	29,851	35,180	118%
Total costs and expenses	95,268	64,211	31,057	48%

Loss from operations	(89,448)	(64,211)	(25,237)	39%

Interest income	5,556	4,246	1,310	31%
Interest expense	(3,740)	(4,208)	468	(11)%
Change in fair value of warrant and derivative liabilities	6,139	(755)	6,894	(913)%
Gain from sale of priority review voucher, net	152,366	—	152,366	100%
Other income, net	410	1,194	(784)	(66)%
Income (loss) before income taxes	71,283	(63,734)	135,017	(212)%
Income tax expense	100	—	100	100%
Net income (loss)	$71,183	$(63,734)	$134,917	(212)%

Product revenue, net

On April 28, 2025, the FDA approved ZEVASKYN® as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB. Product revenue, net, resulting from the sale of ZEVASKYN®, for the year ended December 31, 2025 was $2.4 million. On December 8, 2025, we announced the first commercial patient treatment with FDA-approved ZEVASKYN® at Lucile Packard Children’s Hospital Stanford in Palo Alto, CA. There was no product revenue for the year ended December 31, 2024 as the approval by the FDA for ZEVASKYN® did not occur until 2025.

License and other revenues

License and other revenues for the year ended December 31, 2025 was $3.4 million as compared to nil for the same period of 2024. The revenue in 2025 consists primarily of revenue resulting from achieving a clinical development milestone under a sublicense agreement we entered into with Taysha in October 2020 relating to an investigational AAV-based gene therapy for Rett syndrome. Additionally in 2025, we also recorded $0.4 million resulting from a third party exercising its option to license certain of our AAV capsids. There was no license or other revenue in 2024 as no clinical development milestones were met in 2024.

Cost of sales

Cost of sales during the year ended December 31, 2025 was $1.5 million and primarily includes costs associated with the first commercial patient treatment with FDA-approved ZEVASKYN® in December of 2025 and costs associated with the August 2025 production of a full batch of ZEVASKYN® that could not be released due to technical issues that arose in implementing the rapid sterility lot release assay that was mandated by the FDA during BLA review. There was no cost of sales in the same period of 2024, as ZEVASKYN® was approved by the FDA in April 2025.

Royalties

Total royalty expenses were $1.9 million for the year ended December 31, 2025, as compared to nil for the same period of 2024. The increase in was primarily due to royalties owed to our licensors resulting from the milestone due from Taysha related to Rett syndrome.

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

Total research and development spending for the year ended December 31, 2025 was $26.8 million, as compared to $34.4 million for the same period of 2024, a decrease of $7.6 million. The reduction in expenses was primarily due to costs capitalized into inventory and engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN® in April of 2025.

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

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), selling and other costs for commercial launch and other general operating expenses not otherwise included in research and development expenses. We expect our selling, general, and administrative costs to continue to increase as we expand our commercialization of ZEVASKYN® and advance other product candidates toward potential regulatory approval.

Total selling, general and administrative expenses were $65.0 million for the year ended December 31, 2025, as compared to $29.9 million for the same period of 2024, an increase of $35.1 million. The increase in expenses was primarily due to increases in commercial costs of $2.3 million, related to our continued commercialization efforts, increases in salaries and stock-based compensation of $18.6 million due to new hires, and $4.8 million of costs related to engineering runs with the remainder due to other commercial costs upon FDA approval in April of 2025.

Interest income

Interest income was $5.6 million for the year ended December 31, 2025, as compared to $4.2 million in the same period of 2024. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $3.7 million for the year ended December 31, 2025, as compared to $4.2 million in the same period of 2024. Interest expense was due to the credit facility we entered into in January 2024 and decreased as a result of the July 2025 amendment to the credit facility reducing the interest rate for the senior secured term loan thereunder from 13.5% to 11.75%.

Change in fair value of warrant and derivative liabilities

We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. In addition, the conversion feature in our loan agreement is required to be classified as a liability and valued at fair market value at each reporting period.

The change in fair value of warrant liabilities resulted in a gain of $6.1 million for the year ended December 31, 2025. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price as of December 31, 2025 compared to December 31, 2024 and to the shorter expected term period over period.

The change in fair value of warrant and derivative liabilities was a loss of $0.8 million for the year ended December 31, 2024. The loss on the fair value of warrant and derivative liabilities was primarily due to the increase in our stock price year over the year offset by a reduced term of each of the warrants and derivative liabilities. At September 30, 2024, the conversion feature in our loan agreement no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity.

Gain from sale of priority review voucher, net

In May 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN®. We received gross proceeds of $155.0 million during the year ended December 31, 2025 and recognized a gain from the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other income, net

Other income, net was $0.4 million for the year ended December 31, 2025, as compared to $1.2 million in the same period of 2024. The change was primarily a result of the refundable job creation tax credit of $0.5 million received in 2024 that was not received in 2025.

Income tax expense

We recorded a current income tax expense of $0.1 million for the year ended December 31, 2025. We did not record an income tax expense for the year ended December 31, 2024 as we generated sufficient tax losses, after consideration of discrete items. The current income tax expense for the year ended December 31, 2025 was primarily driven by pre-tax income from the gain on sale of the PRV.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Years Ended December 31, 2025 and 2024

	For the year ended December 31,
($ in thousands)	2025	2024

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(76,326)	$(56,015)
Investing activities	105,028	(39,240)
Financing activities	26,040	104,139
Net increase in cash, cash equivalents and restricted cash	$54,742	$8,884

Operating activities

Net cash used in operating activities was $76.3 million for the year ended December 31, 2025, primarily comprised of our net income of $71.2 million, offset by decreases in operating assets and liabilities of $5.4 million, the $152.4 million gain on sale of priority review voucher for which the cash proceeds are recorded in investing activities, and net non-cash charges of $10.2 million. Non-cash charges consisted primarily of $6.1 million of gain as a result of the change in fair value of warrant and derivative liabilities, $10.8 million of stock-based compensation and $2.5 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $105.0 million for the year ended December 31, 2025, primarily comprised of net proceeds from sale of priority review voucher of $152.4 million, proceeds from maturities of short-term investments of $167.3 million, offset by purchases of short-term investments of $206.6 million and capital expenditures of $8.0 million.

Net cash used in investing activities was $39.2 million for the year ended December 31, 2024, primarily comprised of purchases of short-term investments of $157.0 million and capital expenditures of $2.4 million, partially offset by proceeds from maturities of short-term investments of $120.2 million.

Financing activities

Net cash provided by financing activities was $26.0 million for the year ended December 31, 2025, primarily comprised of proceeds of $17.3 million from open market sales of common stock pursuant to the ATM Agreement (as defined below) and proceeds of $8.8 million from the exercise of stock purchase warrants.

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

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of December 31, 2025, our cash resources were $191.4 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this annual report on Form 10-K. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,510,889 shares of our common stock under the ATM Agreement and received $17.3 million of net proceeds during the year ended December 31, 2025. We sold 2,825,954 shares of our common stock under the ATM Agreement and received $15.5 million of net proceeds during the year ended December 31, 2024. Under the ATM Agreement and as of December 31, 2025, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

Since our inception and excluding the gain on sale of our priority review voucher, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and commercialization efforts. Excluding the gain on sale of our priority review voucher, we have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. As a result, we have incurred significant operating losses and negative cash flows from operations since our inception and anticipate such losses and negative cash flows will continue until ZEVASKYN® can provide sufficient revenue for us to be profitable and generate positive cash flow.

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

Operating lease amounts represent future minimum lease payments under our non-cancelable operating lease agreements. The total future payments for our operating lease obligations that had commenced as of December 31, 2025 were $6.2 million, of which $1.0 million is due in the next twelve months and the remaining payments are due over the terms of the respective leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

In addition, we are also party to other license agreements that include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain as of December 31, 2025 and, if satisfied, the timing of payment for these amounts was not reasonably estimable as of December 31, 2025. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, certain contingent payments could become due upon sales of ZEVASKYN® or any other developmental milestones for sub-licensed products related to such license agreements.

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

Revenue Recognition

Product Revenue

After FDA approval of ZEVASKYN® in April 2025, we began commercial marketing and made our first product sale in Q4 2025. ASC 606, Revenue from Contracts with Customers, (“ASC 606”) requires us to make estimates of variable consideration, including in our contracts, to be included in the transaction price. Revenue from product sales is recognized at the point in time that the customer obtains control of the product, which is typically upon the completion of a final quality inspection of the product at the qualified treatment centers. There is no obligation for the qualified treatment centers to use ZEVASKYN®, and we have no contractual right to receive payment until the final quality inspection of the product at the qualified treatment centers, and transfer of control is completed.

Revenue from product sales is reduced at the time of recognition for payor rebates, co-payment assistance and prompt pay discounts, which are attributed to various commercial arrangements and government programs. Our contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN® under certain conditions. We have determined that the rebate and discount create a material right and we allocate the transaction consideration to ZEVASKYN® and the material right on a relative standalone selling price basis. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN® occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN® is made, expires.

As of December 31, 2025, our sales contained no material estimates as the applicable government rebate was known at the time of revenue recognition and no other material rights were present.

License and other revenues

We enter into license agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payments of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a performance obligation is distinct from the other performance obligations, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from a performance obligation for its intended purpose without the receipt of the remaining performance obligation, whether the value of the performance obligation is dependent on the unsatisfied performance obligation, whether there are other vendors that could provide the remaining performance obligation, and whether it is separately identifiable from the remaining performance obligation. For licenses that are combined with other performance obligations, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenue as such amounts are incurred by the collaboration partner. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described above under ASC 606.

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

Share-Based Compensation Expense

We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation (“ASC 718”), to account for stock-based compensation. We recognize compensation costs related to stock-based awards granted based on the estimated fair value of the awards on the date of grant.

ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive income based on their grant-date fair values. Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make assumptions. We estimate the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends.

We estimate the expected term of stock options using the “simplified” method as prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payments, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.

Stock option-based compensation expense recognized for the years ended December 31, 2025 and 2024 was $0.3 million and $1.1 million, respectively. Restricted stock-based compensation expense recognized for the years ended December 31, 2025 and 2024 was $10.5 million and $5.6 million, respectively.

Warrants

We determine the accounting and value of any issued warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. We measure the value of any liability classified warrants on their issuance date based on their fair value using the Black-Scholes pricing model. Inputs used in the model include assumptions for expected volatility, risk-free interest rate, dividend yield and estimated expected term. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including a potential change in control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s statement of operations and comprehensive income (loss). In addition, the inputs we utilized to value our warrant liabilities are highly subjective. The assumptions used in calculating the fair value of our warrant liabilities represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the fair value of the warrant liabilities may be materially different in the future.

The change in fair value of warrant liability recognized for the years ended December 31, 2025 and 2024 resulted in a gain of $6.1 million and a loss of $0.8 million, respectively.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO 2013 framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing in our Notice of Annual Meeting of Stockholders and Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), including information appearing under “Proxy Statement Summary,” “Corporate Governance Matters,” and “Audit Committee Matters” is incorporated herein by reference. We will file the 2026 Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees (including executive officers) and directors. The Code is available on our website at www.abeonatherapeutics.com under the heading “Investors & Media—Corporate Governance—Governance—Governance Documents.” We intend to satisfy the disclosure requirement regarding any amendment to, or waiver from a provision of the Code applicable to any executive officer or director, by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information contained in the 2026 Proxy Statement, including information appearing under “Corporate Governance Matters,” “Compensation of Directors,” and “Executive Compensation” in the 2026 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the 2026 Proxy Statement, including information appearing under “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information contained in the 2026 Proxy Statement, including information appearing under “Corporate Governance Matters” and “Compensation of Directors” in the 2026 Proxy Statement, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained in the 2026 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm Fees and Services” in the 2026 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b.	Exhibits

Exhibit Index

Exhibits:	Description of Document

3.1	Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended March 31, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 30, 2022)

3.3	Amended and Restated Bylaws of Abeona Therapeutics Inc.

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 2, 2022)

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 2, 2022)

4.1	Description of Capital Stock of Abeona Therapeutics Inc. (incorporated by reference to Exhibit 4.4 of our Form 10-K for the year ended December 31, 2019)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 3, 2024)

4.3	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on January 8, 2024)

4.4	Warrant to Purchase Common Stock, by and between Abeona Therapeutics, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on January 8, 2024)

4.5	Warrant to Purchase Common Stock, by and between Abeona Therapeutics Inc. and Avenue Venture Opportunities Fund, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on July 18, 2025)

4.6	Warrant to Purchase Common Stock, by and between Abeona Therapeutics Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 18, 2025)

10.1*	401(k) Plan (incorporated by reference to Exhibit 10.20 of our Form 10-K for the year ended December 31, 1999)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 1 of our Proxy Statement filed on April 18, 2005)

10.3*	2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to our Form S-8 filed on August 30, 2022)

10.4*	Second Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 12, 2024)

10.5	2023 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 filed on October 10, 2023)

10.6	Director Designation Agreement dated November 15, 2007, between the Company and SCO Capital Partners LLC (incorporated by reference to Exhibit 10.26 of our Form S-1 filed on March 11, 2008)

10.7	Agreement and Plan of Merger, dated May 5, 2015, by and among the Company, PlasmaTech Merger Sub Inc., Abeona Therapeutics LLC and Paul A. Hawkins, in his capacity as Member Representative (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2015)

10.8	Form of Indemnification Agreement, between the Company and directors and officers of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 16, 2020)

10.9*	Letter Agreement, dated October 6, 2021, between the Company and Vishwas Seshadri (incorporated by reference to Exhibit 10.6 of our Form 10-K for the year ended December 31, 2021)

10.10*	Letter Agreement, dated September 16, 2021, between the Company and Brendan O’Malley (incorporated by reference to Exhibit 10.11 of our Form 10-K for the year ended December 31, 2021)

10.11*	Letter Agreement, dated February 28, 2022, between the Company and Joseph Vazzano (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2022)

10.12	Open Market Sale Agreement, dated August 17, 2018, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of Form 8-K filed on August 20, 2018)

10.13	Amendment No. 1 to Open Market Sale Agreement, dated November 19, 2021, amending the Open Market Agreement, by and between the Company and Jefferies LLC, dated August 17, 2018 (incorporated by reference to Exhibit 1.2 of Form 8-K filed on November 19, 2021)

10.14	Form of Securities Purchase Agreement between Abeona Therapeutics Inc. and the investors thereto, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2022)

10.15	Form of Registration Rights Agreement by and among Abeona Therapeutics Inc. and the investors named therein, dated April 29, 2022 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on May 2, 2022)

10.16+	License Agreement by and between Abeona Therapeutics Inc. and Ultragenyx Pharmaceutical Inc., dated May 16, 2022 (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2022)

10.17	Retention Bonus Letter, dated June 15, 2023, to Vishwas Seshadri, Ph.D. (incorporated by reference to Exhibit 10.3 of our Form 10-Q for the quarter ended June 30, 2023)

10.18	Retention Bonus Letter, dated June 15, 2023, to Joseph Vazzano. (incorporated by reference to Exhibit 10.4 of our Form 10-Q for the quarter ended June 30, 2023)

10.19	Retention Bonus Letter, dated June 15, 2023, to Brendan O’Malley, Ph.D. (incorporated by reference to Exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2023)

10.20	Securities Purchase Agreement, dated July 3, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 3, 2023)

10.21	Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 8, 2024)

10.22	Supplement to the Loan and Security Agreement, by and among Abeona Therapeutics, Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of January 8, 2024 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on January 8, 2024)

10.23	Priority Review Voucher Asset Purchase Agreement dated May 9, 2025 (incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2025)

10.24	First Amendment to Loan and Security Agreement and Supplement, by and among Abeona Therapeutics Inc., MacroChem Corporation, Abeona Therapeutics LLC, Avenue Venture Opportunities Fund, L.P., as Agent, and Avenue Venture Opportunities Fund II, L.P., dated as of July 18, 2025 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 18, 2025)

19	Policy on Insider Trading and Confidentiality

21	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABEONA THERAPEUTICS INC.

Date: March 17, 2026	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2026	/s/ Vishwas Seshadri
Vishwas Seshadri
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 17, 2026	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2026	/s/ Leila Alland
Leila Alland, Director

Date: March 17, 2026	/s/ Mark J. Alvino
Mark J. Alvino, Director

Date: March 17, 2026	/s/ Michael Amoroso
Michael Amoroso, Director
Chairman of the Board

Date: March 17, 2026	/s/ Faith L. Charles
Faith L. Charles, Director

Date: March 17, 2026	/s/ Eric Crombez, MD
Eric Crombez, MD, Director

Date: March 17, 2026	/s/ Christine Silverstein
Christine Silverstein, Director

Date: March 17, 2026	/s/ Donald A. Wuchterl
Donald A. Wuchterl, Director

Date: March 17, 2026	/s/ Bernhardt G. Zeiher, MD, FCCP, FACP
Bernhardt G. Zeiher, MD, FCCP, FACP, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Abeona Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abeona Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue- Product revenue, net— Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As more fully described in Notes 2 and 3 to the financial statements, product revenue is generated from sales of ZEVASKYN®, which received regulatory approval and reached its commercialization stage upon the treatment of the first patient in 2025. The Company’s contracts can include the right to receive both an outcome-based rebate and a subsequent treatment discount.

Revenue from product sales is recognized at the point in time that the customer obtains control of the product. The Company has determined that the rebate and discount create a material right and allocates the transaction consideration to the product and material right on a relative standalone selling price basis. Consideration allocated to the material right is deferred and recognized when the subsequent purchase occurs or the option expires.

We identified the Company’s initial application of Revenue from Contracts with Customers (“ASC 606”) to its product revenue as a critical audit matter, given the complexity involved with the identification of material rights and in the estimation of the standalone selling price of the material right. Auditing these conclusions involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of ASC 606 to the Company’s product revenue included the following, among others:

●	We evaluated the Company’s significant account policies related to revenue recognition for reasonableness.

●	For a selection of revenue agreements, we obtained and read the underlying agreement between the Company and its customers.

●	With the assistance of professionals in our firm having expertise in the accounting treatment for revenue arrangements, we evaluated the Company’s assessment of the accounting treatment for such arrangements, including the identification of material rights and the methodology used to estimate the standalone selling price of the material right. We evaluated the Company’s determination of the allocation of the transaction price to the product and the material right using a relative standalone selling price methodology.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 16, 2026

We have served as the Company’s auditor since 2023.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$78,437	$23,357
Short-term investments	112,967	74,363
Restricted cash	—	338
Accounts receivable, net	6,147	—
Inventory	5,493	—
Other receivables	568	1,652
Prepaid expenses and other current assets	1,294	1,143
Total current assets	204,906	100,853
Property and equipment, net	9,921	4,430
Operating lease right-of-use assets	3,962	3,552
Other assets	781	96
Total assets	$219,570	$108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,889	$3,441
Accrued expenses	8,467	6,333
Current portion of long-term debt	12,222	5,926
Current portion of operating lease liability	864	823
Accrued taxes	126	—
Other current liabilities	2	64
Total current liabilities	29,570	16,587
Long-term operating lease liabilities	4,069	3,262
Long-term debt	7,813	13,037
Warrant liabilities	18,902	32,014
Total liabilities	60,354	64,900
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 55,043,413 and 45,644,091 shares issued and outstanding as of December 31, 2025 and 2024, respectively	550	457
Additional paid-in capital	900,603	856,824
Accumulated deficit	(742,075)	(813,258)
Accumulated other comprehensive loss	138	8
Total stockholders’ equity	159,216	44,031
Total liabilities and stockholders’ equity	$219,570	$108,931

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share amounts)

	For the years ended December 31,
	2025	2024

Revenues:
Product revenue, net	$2,420	$—
License and other revenues	3,400	—
Total revenues	5,820	—

Costs and expenses:
Cost of sales	1,532	—
Royalties	1,893	—
Research and development	26,812	34,360
Selling, general and administrative	65,031	29,851
Total costs and expenses	95,268	64,211

Loss from operations	(89,448)	(64,211)

Interest income	5,556	4,246
Interest expense	(3,740)	(4,208)
Change in fair value of warrant and derivative liabilities	6,139	(755)
Gain from sale of priority review voucher, net	152,366	—
Other income, net	410	1,194
Income (loss) before income taxes	71,283	(63,734)
Income tax (benefit) expense	100	—
Net income (loss)	$71,183	$(63,734)

Basic income (loss) per common share	$1.34	$(1.55)
Dilutive income (loss) per common share	$1.01	$(1.55)

Weighted average number of common shares outstanding:
Basic	52,952,917	41,048,206
Dilutive	66,135,821	41,048,206

Other comprehensive income (loss):
Change in unrealized gains related to available-for-sale debt securities	130	74
Comprehensive income (loss)	$71,313	$(63,660)

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2023	26,523,878	$265	$764,151	$(749,524)	$(66)	$14,826
Stock-based compensation expense	—	—	6,628	—	—	6,628
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,780,713	19	(545)	—	—	(526)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	2,825,954	28	15,447	—	—	15,475
Issuance of common stock in connection with public offering, net of offering costs	12,285,056	123	70,030	—	—	70,153
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	2,228,490	22	(22)	—	—	—
Reclassification of derivative liability	—	—	1,135	—	—	1,135
Net loss	—	—	—	(63,734)	—	(63,734)
Other comprehensive income	—	—	—	—	74	74
Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031
Stock-based compensation expense	—	—	10,779	—	—	10,779
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	2,320,696	23	(60)	—	—	(37)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	3,510,889	35	17,265	—	—	17,300
Issuance of common stock upon exercise of warrants	3,567,737	35	8,742	—	—	8,777
Reclassification of warrant liability	—	—	7,053	—	—	7,053
Net income	—	—	—	71,183	—	71,183
Other comprehensive income	—	—	—	—	130	130
Balance at December 31, 2025	55,043,413	$550	$900,603	$(742,075)	$138	$159,216

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	For the year ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$71,183	$(63,734)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,549	2,004
Stock-based compensation expense	10,779	6,628
Change in fair value of warrant and derivative liabilities	(6,139)	755
Accretion and interest on short-term investments	889	276
Amortization of right-of-use lease assets	1,014	903
Non-cash interest	1,152	1,538
Gain on disposal of property and equipment	—	(2)
Gain from sale of priority review voucher	(152,366)	—
Change in operating assets and liabilities:
Accounts receivable	(6,147)	—
Inventory	(5,493)	—
Other receivables	1,084	792
Prepaid expenses and other current assets	(151)	(564)
Other assets	(685)	181
Accounts payable and accrued expenses	6,540	1,507
Accrued taxes	126	—
Lease liabilities	(576)	(1,315)
Change in payable to licensor	—	(5,000)
Other current liabilities	(85)	16
Net cash used in operating activities	(76,326)	(56,015)

Cash flows from investing activities:
Proceeds from sale of priority review voucher, net of transaction costs of $2.6 million	152,366	—
Capital expenditures	(7,975)	(2,446)
Proceeds from disposal of property and equipment	—	18
Purchases of short-term investments	(206,634)	(157,010)
Proceeds from maturities of short-term investments	167,271	120,198
Net cash provided by (used in) investing activities	105,028	(39,240)

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	17,300	15,475
Payments related to net settlement of restricted share awards	(37)	(526)
Proceeds from underwritten sales of common stock, net of issuance costs	—	70,153
Proceeds from exercise of warrants	8,777	—
Proceeds from issuance of long-term debt	—	20,000
Payment of debt issuance costs	—	(963)
Net cash provided by financing activities	26,040	104,139

Net increase in cash, cash equivalents and restricted cash	54,742	8,884
Cash, cash equivalents and restricted cash at beginning of period	23,695	14,811
Cash, cash equivalents and restricted cash at end of period	$78,437	$23,695

Supplemental cash flow information:
Cash and cash equivalents	$78,437	$23,357
Restricted cash	—	338
Total cash, cash equivalents and restricted cash	$78,437	$23,695

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,424	$—
Derivative and warrant additions associated with loan and security agreement	$80	$1,042
Reclassification of derivative and warrant liability to equity	$7,053	$1,135
Changes in accrued property and equipment	$(406)	$471
Cash paid for interest	$2,589	$2,670
Cash paid for taxes	$—	$7

The accompanying notes are an integral part of these consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as ZEVASKYN®, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. The Company’s development portfolio also features adeno-associated virus (“AAV”)-based gene therapies designed to treat ophthalmic diseases with high unmet need using novel AIM™ capsids.

Liquidity

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements were issued.

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for ZEVASKYN® and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing selling, general and administrative support for these operations.

As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception, other than the year ended December 31, 2025 with the gain on sale of its Priority Review Voucher (“PRV”). The Company anticipates such losses and negative cash flows will continue until ZEVASKYN® can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through December 31, 2025, the Company has relied primarily on its sale of equity securities, its proceeds from the sale of its PRV, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include, but are not limited to, variable consideration associated with revenue recognition and the determination of the standalone selling price of material rights, fair value of warrant and derivative liabilities, the incremental borrowing rate related to the Company’s operating leases, stock-based compensation, accrued expenses, impairment of long-lived assets and income taxes. Due to the uncertainty inherent in such estimates, actual results could differ from these estimates and assumptions.

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

Restricted Cash

Restricted cash served as collateral for leased office space that expired in September 2025.

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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and licensing revenue and is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company has no historical write-offs of its accounts receivable and the Company has determined that an allowance for credit losses is not required as of December 31, 2025.

Accounts receivable, net comprises the following categories (in thousands):

	For the year ended December 31,
	2025	2024

Product sales	$3,147	$—
License revenues	3,000	—
Total accounts receivable, net	$6,147	$—

Other Receivables

Other receivables include employee retention credits (“ERC”), sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of December 31, 2025 and 2024, the Company had ERC receivables of $0.5 million and $1.6 million, respectively, which was recorded in other receivables and as a component of other income, net in the consolidated statements of operations and comprehensive income (loss).

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, accounts receivable, net and other receivables. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s investment securities, which primarily consist of U.S. federal agency securities, U.S. treasury securities and certificates of deposit, potentially subject the Company to concentrations of credit risk. The Company has no financial instruments with off-balance sheet risk of loss.

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

The Company values its inventory at the lower-of-cost and net realizable value, on a first-in, first-out basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventory in the period in which they are identified. Such impairment charges, should they occur, are recorded within cost of sales.

Cost of sales includes inventory and period costs related to overhead and manufacturing costs of ZEVASKYN® during the twelve months ended December 31, 2025, including costs associated with the manufacturing of non-conforming products. Prior to receiving FDA approval in April 2025, costs associated with the manufacturing of ZEVASKYN® were expensed as research and development costs.

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

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of December 31, 2025, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury, U.S. federal agencies and certificates of deposits, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivables are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of December 31, 2025, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Refer to Note 17– Segment Information for further information related to the Company’s segment.

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

As part of the accounting for these arrangements, the Company applies significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

With respect to the transaction price, to the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method or most likely amount method, depending upon the nature of the underlying variable consideration. As it pertains to license agreement, the Company primarily applies the most likely amount method, except for sales-based royalties, to estimating variable consideration. The Company determines the standalone selling price for performance obligations in its contracts with customers using an adjusted market approach, until such time sales transaction volume is at sufficient level to establish standalone selling price using observable inputs.

Product Revenue

The Company generates revenue from sales in the United States of its commercially approved ZEVASKYN®. The Company’s customers for ZEVASKYN® are qualified treatment centers. Revenue from product sales is a single performance obligation recognized at the point in time when the customer obtains control of the product, which is typically upon the completion of a final quality inspection of the product at the qualified treatment center. There is no obligation for the qualified treatment centers to use ZEVASKYN®, and the Company has no contractual right to receive payment until the final quality inspection of the product at the qualified treatment centers and transfer of control is completed.

The Company is a party to various commercial arrangements and government programs, which include payor rebates, co-payment assistance and prompt pay discounts, which impact the transaction price and represent forms of variable consideration. Revenue from product sales is reduced at the time of recognition for these forms of variable consideration. The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN® under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN® and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN® is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN® occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN® could be made, expires. There was no deferral of revenue for the years ended December 31, 2025 or 2024.

License and other revenues

The Company enters into license agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

Royalties

The Company has license agreements with various third parties. Under these agreements, the Company is obligated to pay royalty payments based on a percentage of net sales or sublicence revenues. Royalties are included in either accounts payable or accrued expenses in the consolidated balance sheets. See Note 13 – License/Supplier Agreements for details of the Company’s license agreements and resulting royalties recognized.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical and development cost, clinical trial expense, manufacturing related to clinical phase products, regulatory, and consulting. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, personnel-related expenses to support the Company’s administrative and operating activities, facility costs, professional expenses (i.e., legal, audit, advisory expenses) and commercial readiness and launch costs.

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

The Company accounts for uncertain income tax positions in accordance with ASC 740, Income Taxes. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the consolidated financial statements. For the years ended December 31, 2025 and 2024, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. The Company files U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities are allowed to review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. The Company currently does not have any open income tax audits.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share. Diluted net income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and if-converted method. Dilutive potential securities result from outstanding restricted stock, stock options, stock purchase warrants and conversion features in the Company’s Loan Agreement (as defined in Note 10 – Debt). When the Company has a net loss during the period, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per share computations are as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
	2025	2024

Numerator:
Net income (loss) used for basic net income (loss) per share	$71,183	$(63,734)
Effect of dilutive securities:
Fair value adjustments for warrant liabilities	(4,106)	—
Numerator for dilutive net income (loss) per share - net income (loss) available for common shareholders’ after the effect of dilutive securities	$67,077	$(63,734)

Denominator:
Weighted average number of common shares outstanding - basic	52,952,917	41,048,206
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	176,170	—
Shares of common stock underlying restricted stock	4,581,249	—
Shares of common stock issuable upon exercise of warrants	7,811,234	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	—
Dilutive potential common shares	13,182,904	—
Denominator for dilutive net income (loss) per share - adjusted weighted average shares used in computing net income (loss) per share - dilutive	66,135,821	41,048,206

Earnings per share:
Basic income (loss) per common share	$1.34	$(1.55)
Dilutive income (loss) per common share	$1.01	$(1.55)

The following table sets forth the potential securities that could potentially dilute basic income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive for the periods presented:

	For the year ended December 31,
	2025	2024

Shares of common stock issuable upon exercise of stock options	—	176,587
Shares of common stock underlying restricted stock	—	3,320,811
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	614,251
Shares of common stock issuable upon exercise of warrants	1,804,474	9,987,560
Total	1,804,474	14,099,209

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

Derivative Liability

The Company accounts for the fair value of the conversion right embedded within the Loan and Security Agreement in accordance with the guidance in ASC 815, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s Loan and Security Agreement. Accordingly, the Company accounts for the conversion feature as a derivative liability in the consolidated balance sheet. Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses a Monte Carlo simulation model, which incorporated assumptions and estimates to value the derivatives. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrant and derivative liabilities in the consolidated statement of operations and comprehensive income (loss) until the derivative is exercised, expired, reclassified, or otherwise settled. At September 30, 2024, the conversion feature no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity. There are no outstanding derivative liabilities as of December 31, 2025 or 2024.

Warrants

On May 7, 2024, the Company issued pre-funded warrants to purchase 6,142,656 shares of common stock, with an exercise price of $4.0699 per share (the “2024 Pre-Funded Warrants”). The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. On June 24, 2024, December 2, 2024, and October 29, 2025, 700,000, 1,228,511, and 1,719,944, respectively, of the 2024 Pre-Funded Warrants were exercised, leaving 2,494,181 of 2024 Pre-Funded Warrants outstanding as of December 31, 2025.

On January 8, 2024, the Company issued warrants to purchase up to $2,400,000 worth of shares of the Company’s common stock. On January 8, 2024, the January Warrants did not include an explicit share limit and the number of shares issuable under the warrant agreements were variable based on the exercise price and therefore the warrants were liability classified based on a Black-Scholes valuation in accordance with ASC 815 and were recorded at the closing date fair value of $0.2 million which was based on a Black-Scholes option pricing model. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive income (loss). On September 30, 2024, per the terms of the 2024 Loan Agreement Warrants, the exercise price and the number of shares became set at $4.07 per share and 589,681 shares, respectively, all of which are outstanding as of December 31, 2025.

In July 2025, as part of the Loan Agreement Amendment, see Note 10, the Company issued 16,474 common stock warrants, all of which are outstanding as of December 31, 2025. The July 2025 Avenue Warrants (as defined in Note 11 – Equity) expire on July 18, 2030, and have an exercise price per share equal to $6.07. The common stock warrants issued in connection with the Loan Agreement Amendment issuance were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock.

On July 6, 2023, the Company issued pre-funded warrants to purchase 2,919,140 shares of common stock, with an exercise price of $4.0299 per share (“2023 Pre-Funded Warrants”. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of December 31, 2025.

On November 3, 2022, the Company issued warrants to purchase 7,609,879 shares of common stock, with an exercise price of $4.75 per share, subject to customary adjustments thereunder. On August 25, 2025 and December 30, 2025, 1,086,956 and 760,870, respectively, of November 3, 2022 warrants were exercised, leaving 5,762,053 of the November 3, 2022 warrants outstanding as of December 31, 2025. On December 17, 2021, the Company issued warrants to purchase 1,788,000 shares of common stock, with an exercise price of $9.75 per share, subject to customary adjustments thereunder. The warrants issued in 2022 and 2021 were determined to be freestanding instruments as they are legally detachable and separately exercisable from each other and from the common stock issued. The common stock warrants are accounted for as liabilities in the consolidated balance sheets at their estimated fair value because they are not indexed to the Company’s own stock. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax information through improvements to income tax disclosures by requiring additional information related to the effective tax rate reconciliations, income taxes paid, and income tax expense and pretax income by jurisdiction. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal year 2025, and prior period disclosures have not been recast. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, as the amendments relate solely to disclosure requirements. See Note 15 – Income Taxes for the related enhanced disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 refines the scope of derivative accounting under ASC 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.

NOTE 3 – REVENUE

Revenue comprises the following categories (in thousands):

	For the year ended December 31,
	2025	2024

Product revenue, net	$2,420	$—
License and other revenues	3,400	—
Total revenues	$5,820	$—

Product revenue, net

The Company generates product revenue from sales of ZEVASKYN® in the United States. The Company ships and sells ZEVASKYN® directly to qualified treatment centers based on approved agreements. For these sales, the Company recognizes ZEVASKYN® revenue equal to the allocated transaction consideration at the point in time that the completion of a final quality inspection of the product is completed at the qualified treatment centers.

Revenue from product sales is reduced at the time of recognition for payor rebates, co-payment assistance and prompt pay discounts, which are attributed to various commercial arrangements and government programs. Product revenue was reduced by $0.7 million of government rebates based on contracted rebate rates for the year ended December 31, 2025. There were no co-payment assistance or prompt pay discounts for the year ended December 31, 2025.

The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN® under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN® and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN® is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN® occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN® could be made, expires. There was no deferral of revenue or contract assets and liabilities for the years ended December 31, 2025 or 2024.

License and other revenues

The Company enters into license agreements that are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. See Note 13 – License/Supplier Agreements for detailed information on the Company’s licenses agreements and revenues from these agreements.

Concentration of credit risk

Potential credit risk exposure for both ZEVASKYN® and licensed revenue has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments – Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of December 31, 2025, there were no estimated losses applied to the accounts receivables balance.

The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in the periods disclosed below.

For the year ended and as of December 31, 2025	% of Revenue	% of Accounts Receivable

Customer 1	48.1%	51.2%
Customer 2	45.8%	48.8%

There was no revenue or accounts receivable as of December 31, 2024.

NOTE 4 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$25,057	31	—	$25,088
U.S. federal agency securities	17,772	2	—	17,774
Certificates of deposit	70,000	105	—	70,105
Total available-for-sale, short-term investments	$112,829	138	—	$112,967

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$23,990	—	(22)	$23,968
U.S. federal agency securities	40,365	10	—	40,375
Certificates of deposit	10,000	20	—	10,020
Total available-for-sale, short-term investments	$74,355	30	(22)	$74,363

As of December 31, 2025, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the consolidated balance sheets. Unrealized losses on available-for-sale securities as of December 31, 2025, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2025.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the years ended December 31, 2025 or 2024.

NOTE 5 – INVENTORY

Inventory consists of the following (in thousands):

	As of December 31,
	2025	2024

Raw materials	$5,493	$—
Work-in-progress	—	—
Finished goods	—	—
Total inventory	$5,493	$—

For the year ended December 31, 2025 and 2024, there were not inventory write-downs.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using the straight-line method based on useful lives as follows (in thousands):

		As of December 31,
	Useful lives (years)	2025	2024

Laboratory equipment	5	$10,061	$8,868
Furniture, software and office equipment	3 to 5	1,962	1,113
Leasehold improvements	Shorter of remaining lease term or useful life	15,116	8,805
Construction-in-progress		—	624
Subtotal		27,139	19,410
Less: accumulated depreciation		(17,218)	(14,980)
Total property and equipment, net		$9,921	$4,430

In 2024, construction-in-progress related to leasehold improvements for the Company’s new office space as well as for conversion of existing office space into additional manufacturing space to increase ZEVASKYN® manufacturing capacity, all of which was completed in 2025.

Depreciation and amortization on property and equipment was $2.5 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively. The Company incurred a gain on disposal of nil and $2,000 during the years ended December 31, 2025 and 2024, respectively, which is reflected in other income, net in the consolidated statements of operations and comprehensive income (loss).

The Company capitalized into inventory $0.2 million relating to depreciation associated with manufacturing equipment and production facilities for the year ended December 31, 2025. The capitalized costs associated are added to inventory and are expensed through cost of sales in the consolidated statement of operations and comprehensive income (loss) upon the commercial sales of ZEVASKYN®.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement (as Defined in Note 10 – Debt) as of December 31, 2025 and December 31, 2024, was $21.2 million and $24.7 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at December 31, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$73,854	$73,854	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	25,088	25,088	—	—
U.S. federal agency securities	17,774	—	17,774	—
Certificates of deposit	70,105	—	70,105	—
Total assets measured at fair value	$187,003	$99,124	$87,879	$—

Liabilities
Warrant liabilities	$18,902	$—	$—	$18,902
Total liabilities measured at fair value	$18,902	$—	$—	$18,902

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$17,627	$17,627	$—	$—
Money market deposit account	5,109	5,109	—	—
Short-term investments
U.S. treasury securities	23,968	23,968	—	—
U.S. federal agency securities	40,375	—	40,375	—
Certificates of deposit	10,020	—	10,020	—
Total assets measured at fair value	$97,099	$46,704	$50,395	$—

Liabilities
Warrant liabilities	$32,014	$—	$—	$32,014
Total liabilities measured at fair value	$32,014	$—	$—	$32,014

Warrant Liabilities

As of December 31, 2025 and 2024, the Company had the following outstanding warrants that are classified as warrant liabilities:

	As of December 31,
	2025	2024

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	5,762,503	7,609,879
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681
Warrants issued as part of the 2024 Loan Agreement Amendment, expiration date July 2030, exercise price $6.07 per share	16,474	—

The common stock warrants related to the 2021 Public Offering and the 2022 Private Placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants issued in connection with the Loan Agreement issuance were determined to be liability classified under ASC 815, Derivatives and Hedging (“ASC 815”) as the common stock warrants were not considered indexed to the Company’s stock. Changes in the estimated fair value of the warrant liabilities are recorded as changes in fair value of warrant liabilities in the consolidated statement of operations and comprehensive income (loss).

In January 2024, as part of the Loan Agreement, see Note 10 – Debt, the Company issued warrants to purchase $2.4 million worth of shares of the Company’s stock which have an exercise price of $4.07 per share and the shares issuable were calculated at 589,681 shares. In July 2025, as part of the Loan Agreement Amendment, see Note 10 – Debt, the Company issued 16,474 common stock warrants. The July 2025 Avenue Warrants (as defined in Note 11 – Equity) expire on July 18, 2030, and have an exercise price per share equal to $6.07. The common stock warrants issued in connection with the Loan Agreement and the Loan Agreement Amendment were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock.

Changes in the estimated fair value of the warrant liabilities is recorded as changes in fair value of warrant liabilities in the consolidated statement of operations and comprehensive income (loss).

The following table provides a summary of the activity on the warrant liabilities (in thousands):

	As of December 31,
	2025	2024

Beginning warrant liabilities	$32,014	$31,352
Issuance of warrants	80	220
Reclassification of warrants to equity as part of warrant exercise	(7,053)	—
(Gain) loss recognized in earnings from change in fair value	(6,139)	442
Ending warrant liabilities	$18,902	$32,014

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	As of December 31,
	2025	2024

Common share price	$5.27	$5.57
Expected term (years)	0.96 – 4.54	1.96 – 4.02
Risk-free interest rate (%)	3.41% – 3.63%	4.16% – 4.24%
Volatility (%)	78.97% – 100.00%	92.64% – 100.00%
Expected dividend yield (%)	0%	0%

Derivative Liabilities

The Conversion Right embedded within the Loan Agreement (see Note 10 – Debt below) required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. The derivative liability is remeasured at each reporting period with the change in fair value recorded to changes in fair value of warrants and derivative liabilities in the consolidated statement of operations and comprehensive income (loss) until the derivative is exercised, expired, reclassified, or otherwise settled.

On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. At September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability, and the derivative liability was reclassified to equity.

The following table provides a summary of the activity on the derivative liabilities (in thousands):

	As of December 31,
	2025	2024

Beginning derivative liabilities	$—	$—
Fair value of derivatives issued in connection with Loan Agreement	—	822
Loss recognized in earnings from change in fair value	—	313
Reclassification of derivative liability in connection with the Loan Agreement	—	(1,135)
Ending derivative liabilities	$—	$—

NOTE 8 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	As of December 31,
	2025	2024

Accrued employee compensation	$5,636	$4,392
Accrued contracted services and other	2,104	1,941
Accrued rebates	727	—
Total accrued expenses	$8,467	$6,333

NOTE 9 – LEASES

The Company leases space under operating leases for administrative, manufacturing and laboratory facilities in Cleveland, Ohio. The Company leased office space in New York, New York, which the Company sublet. The lease for office space in New York, New York terminated in September 2025, which was the end of the lease term. The Company also leases certain office equipment under operating leases, which have a non-cancelable lease term of less than one year and the Company has elected the practical expedient to exclude these short-term leases from the Company’s right-of-use assets and lease liabilities.

During 2024, the Company signed a lease for 16,566 square feet of office space at 6700 Euclid Avenue, Cleveland, Ohio. Pursuant to the lease agreement, the lease term commences on January 1, 2025, with an initial term through December 30, 2030. Annual lease payments during the term of the lease are approximately $0.3 million. The total lease payments over the duration of the lease term are approximately $1.5 million. The impact of this lease agreement was to increase the Company’s operating right-of-use lease assets and operating lease liabilities by $1.0 million on January 1, 2025.

During 2022 and 2023, the Company entered into two sublease agreements with unrelated third parties to occupy the Company’s administrative offices in New York, New York. The sublease agreements terminated in September 2025 at the same time the Company’s lease terminated.

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	As of December 31,
	2025	2024

Current operating lease liability	$864	$823
Non-current operating lease liability	4,069	3,262
Total operating lease liability	$4,933	$4,085

Lease costs and rent are reflected in selling, general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive income (loss), as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the year ended December 31,
	2025	2024

Operating lease cost	$1,401	$1,288
Variable lease cost	421	380
Short-term lease cost	46	49
Total operating lease costs	$1,868	$1,717

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively. Cash received as part of tenet leasehold improvement allowance was $0.7 million for the year ended December 31, 2025. There was no cash received for the year ended December 31, 2024.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2026	$864
2027	1,295
2028	1,325
2029	1,357
2030	1,387
Total undiscounted operating lease payments	6,228
Less: imputed interest	1,295
Present value of operating lease liabilities	$4,933

The weighted-average remaining term of the Company’s operating leases was 60 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.7% as of December 31, 2025.

The Company received $0.4 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively, of sublease income which is recorded in other income, net on the consolidated statements of operations and comprehensive income (loss). The sublease ended on September 30, 2025, and there are no future cash receipts.

NOTE 10 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	As of December 31,
	2025	2024

Loan Agreement Principal	$20,000	$20,000
Accreted final payment fee	711	354
Unamortized debt issuance costs and discounts	(676)	(1,391)
Total long-term debt	20,035	18,963
Less: current maturities	12,222	5,926
Long-term debt, net of current maturities	$7,813	$13,037

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

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. On April 28, 2025, with the FDA approval of ZEVASKYN® and in accordance with the Loan Agreement, the start date of the loan principal monthly installments was extended from May 1, 2025 to February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 13.50%. On July 18, 2025, the Company entered into an amendment (the “Amendment”) to the Loan Agreement that reduces the interest rate for senior secured term loan owed under the Loan Agreement from 13.5% to a fixed rate of 11.75% per annum. The stated interest rate and effective interest rate as of December 31, 2025 was 11.75% and 18.42%, respectively. In connection with the Amendment, the Company issued the Lenders warrants to purchase up to an aggregate of 16,474 shares of Company common stock (collectively, the “July 2025 Avenue Warrants”). The July 2025 Avenue Warrants expire on July 18, 2030, and have an exercise price per share equal to $6.07.

The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole, at any time. If prepayment occurs after January 8, 2025 and on or before January 8, 2026, the Company is required to pay a fee equal to 2.00% of the principal amount of the Loans; if prepayment occurs after January 8, 2026, the Company is required to pay a fee equal to 1.00% of the principal amount of the Loans. A final payment fee of 5.00% of the principal amount of the funded Tranche 1 Loans, Tranche 2 Loans and Discretionary Tranche Loans is also due upon maturity on July 1, 2027, or any earlier date of prepayment.

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

Pursuant to the Supplement to the Loan and Security Agreement, Avenue also has the right to convert up to $3 million of the outstanding principal of the Loans into shares of Company common stock (the “Conversion Right”) at a price per share equal to 120% of the exercise price of the Warrants (further discussed below) at any time while the Loans are outstanding, subject to certain terms and conditions, including ownership limitations. The Conversion Right required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and therefore the Conversion Right was recorded as a derivative liability. On January 8, 2024, the Conversion Right was recorded at the closing date fair value of $0.8 million which was based on a Monte Carlo simulation model. The derivative liability is remeasured at each reporting period with the change in fair value recorded to change in fair value of warrants and derivative liabilities in the consolidated statement of operations and comprehensive income (loss) until the derivative is exercised, expired, reclassified, or otherwise settled. On September 30, 2024, pursuant to the Loan Agreement, the conversion price was fixed at $4.88 and is considered indexed to the Company’s own stock. On September 30, 2024, the Conversion Right no longer met the criteria of a derivative liability and the derivative liability of $1.1 million was reclassified to equity.

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

On the Closing Date and pursuant to the funding of Tranche 1 of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant Holders”) warrants to purchase up to $480,000 and $1,920,000 of Company common stock, respectively, which is more fully described in Note 11 – Equity below.

The future payment obligations of the principal are as follows (in thousands):

2026	$12,222
2027	7,778
Total principal	$20,000

NOTE 11 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of December 31, 2025 and 2024.

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

As of December 31, 2025, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the year ended December 31, 2025 and 2024, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 24, 2024, 700,000 of the 2024 Pre-Funded Warrants were exercised, on December 2, 2024, 1,228,531 of the 2024 Pre-Funded Warrants were exercised, and on October 29, 2025, 1,719,944 of the 2024 Pre-Funded Warrants were exercised, leaving 2,494,181 2024 Pre-Funded Warrants outstanding as of December 31, 2025. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the year ended December 31, 2025 and 2024 given their nominal exercise price.

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

The Company sold 3,510,889 and 2,825,954 shares of its common stock under the ATM Agreement during the years ended December 31, 2025 and 2024, respectively, resulting in net proceeds of $17.3 million and $15.5 million during the years ended December 31, 2025 and 2024, respectively.

Private Placement Offering

On November 3, 2022, the Company sold 7,065,946 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 543,933 shares of common stock and accompanying warrants to purchase 7,609,879 shares of its common stock to a group of new and existing institutional investors in a private placement. The offering price for each share of common stock and accompanying warrant was $4.60, and the offering price for each pre-funded warrant and accompanying warrant was $4.59, which equaled the offering price per share of the common stock and accompanying warrant, less the $0.01 per share exercise price of each pre-funded warrant. Each accompanying warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $4.75 per share of common stock. The pre-funded warrants were exercised in December 2022 and converted to 543,933 shares of common stock. Total shares sold and converted during the year ended December 31, 2022 were 7,609,879 for an aggregate purchase price of $35.0 million gross, or $32.6 million net of related costs of $1.5 million which was expensed to selling, general and administrative expenses and $0.9 million which was recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $12.9 million and $0.1 million recorded in additional paid-in capital and common stock, respectively.

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

As of December 31, 2025, there were 5,762,053 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. In August 2025, 1,086,956 warrants were exercised for proceeds of $5.2 million. In December 2025, 760,870 warrants were exercised for proceeds of $3.6 million. Other than noted above, there was no additional warrant activity during the years ended December 31, 2025 and 2024, other than the change in fair value of the warrants.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. On May 9, 2024, 300,000 of the 2023 Pre-Funded Warrants were exercised, leaving 2,619,140 2023 Pre-Funded Warrants outstanding as of December 31, 2025. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the years ended December 31, 2025 and 2024 given their nominal exercise price.

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

NOTE 12 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of December 31, 2025, there were 3,298,589 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of December 31, 2025, there were 214,284 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the year ended December 31,
	2025	2024

Research and development	$1,355	$1,561
Selling, general and administrative	9,424	5,067
Total stock-based compensation expense	$10,779	$6,628

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

The Company did not grant any stock options in the year ended December 31, 2025 and 2024.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the year ended December 31, 2025 and 2024.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2023	179,001	$38.58	6.83	$3
Granted	—	$—	—	$—
Cancelled/forfeited	(2,414)	$33.84	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2024	176,857	$38.64	5.83	$6
Granted	—	$—	—	$—
Cancelled/forfeited	(568)	$14.21	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2025	176,019	$38.72	4.85	$5
Exercisable	175,489	$38.82	4.84	$4
Unvested	530	$4.48	6.38	$1

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of December 31, 2025, the total compensation cost related to non-vested option awards not yet recognized was $2,000 with a weighted average remaining vesting period of 0.4 years.

Further information regarding options outstanding under the 2015 Incentive Plan as of December 31, 2025 is summarized below:

			Weighted-Average			Weighted-Average
Range of Exercise Prices		Number of Options Outstanding	Remaining Life In Years	Exercise Price	Number of Options Exercisable	Remaining Life in Years	Exercise Price

$4.00	$22.75	19,520	6.0	$16.58	18,990	6.0	$16.92
25.50	47.00	104,279	4.5	33.52	104,279	4.5	33.52
54.50	58.50	52,020	5.2	56.96	52,020	5.2	56.96
164.75	183.50	200	3.1	164.75	200	3.1	164.75
		176,019			175,489

Restricted Stock:

The following table summarizes restricted stock award activity:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2023	2,448,169	$4.25
Granted	2,065,054	$4.95
Cancelled/forfeited	(183,114)	$3.78
Vested	(1,009,298)	$4.64
Outstanding at December 31, 2024	3,320,811	$4.60
Granted	2,405,231	$5.30
Cancelled/forfeited	(82,784)	$5.00
Vested	(1,462,277)	$4.71
Outstanding at December 31, 2025	4,180,981	$4.96

As of December 31, 2025, there was $13.7 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.8 years. The total fair value of restricted stock awards that vested was $6.9 million and $4.7 million during the years ended December 31, 2025 and 2024, respectively.

NOTE 13 – LICENSE/SUPPLIER AGREEMENTS

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2025, the Company paid the remaining milestone payments of $0.3 million which became due upon FDA approval of ZEVASKYN® on April 28, 2025 and is included in selling, general and administrative costs in the consolidated statement of operations and comprehensive income (loss). Under this arrangement the Company recognized $43,000 of royalties due to Stanford during the year ended December 31, 2025 which is included in accrued expenses in the consolidated balance sheet. There were no royalty payments during the year ended December 31, 2024.

License Agreement Relating to Novel AAV Capsids (“AIM™ capsids”)

In 2016, the Company licensed an international patent family from The University of North Carolina at Chapel Hill (“UNC”) covering novel AAV capsids (“AIM™ capsids”) that may potentially be used to deliver a wide variety of therapeutic transgenes to human cells to treat genetic diseases. Under the terms of the licensing agreements, the Company paid an upfront licensing fee in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. As of December 31, 2025, as a result of exercise of the option to license certain of the Company’s AAV capsids, the Company paid $0.1 million to UNC as a royalty payment under this agreement.

License Agreement Relating to CLN1 Disease

In 2016, the Company licensed from UNC rights to two patent families directed to treating CLN1 disease (also known as infantile Batten disease). Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha Gene Therapies (“Taysha”), see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2025 and 2024, no milestone or royalty payments under this agreement have been made. On February 25, 2026, the Company, UNC, and Taysha jointly terminated both the license agreement between Abeona and UNC and the corresponding sublicense agreement between Abeona and Taysha relating to Taysha’s development program for TSHA-118 for CLN1 disease.

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow (“U. Glasgow”) relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement. The Company recognizes any payments under this agreement as royalties in the consolidated statement of operations and comprehensive income (loss). Under this arrangement the Company recognized $1.8 million of royalties due to UNC and U. Edinburgh during the year ended December 31, 2025 which is included in accounts payable in the consolidated balance sheet. There were no royalty payments during the year ended December 31, 2024. All milestone payments during the year were related to clinical milestones achieved by our sublicensor as per the sublicense agreement noted below. Other than the milestones achieved by our sublicensor and the subsequent royalties due to UNC and U. Edinburgh, there were no milestone payments under this agreement have been made during the year ended December 31, 2025 and 2024.

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

Under this arrangement, the Company recognized $0.4 million in revenue during the year ended December 31, 2025, and no revenue for year ended December 31, 2024. As of December 31, 2025 and 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

Sublicense and Inventory Purchase Agreements Relating to CLN1 Disease

In August 2020, the Company entered into sublicense and inventory purchase agreements with Taysha relating to a potential gene therapy for CLN1 disease. Under the sublicense agreement, Taysha received worldwide exclusive rights to intellectual property and know-how relating to the research, development, and manufacture of the potential gene therapy, which the Company had referred to as ABO-202 and which Taysha referred to as TSHA-118. Under the inventory purchase agreement, the Company sold to Taysha certain inventory and other items related to ABO-202/TSHA-118. The Company assessed the nature of the promised license to determine whether the license has significant stand-alone functionality and evaluated whether such functionality could be retained without ongoing activities by the Company and determined that the license has significant stand-alone functionality. Furthermore, the Company has no ongoing activities associated with the license to support or maintain the license’s utility. Based on this, the Company determined that the pattern of transfer of control of the license to Taysha was at a point in time.

The transaction price of the contract included (i) $7.0 million of fixed consideration, (ii) up to $26.0 million of variable consideration in the form of event-based milestone payments, (iii) up to $30.0 million of variable consideration in the form of sales-based milestone payments, and (iv) high single-digit royalty-based payments based on net sales. The Company was obligated to pay a portion of milestone payments and royalties on net sales received from Taysha to UNC. The event-based milestone payments were based on certain development and regulatory events occurring. At inception, the Company evaluated whether the milestone conditions had been achieved and if it was probable that a significant cumulative revenue reversal would not occur before recognizing the associated revenue and determined that these milestone payments were not within the Company’s control or the licensee’s control, such as regulatory approvals, and were not considered probable of being achieved until those approvals were received. Accordingly, at inception, the Company fully constrained the $26.0 million of event-based milestone payments until such time that it is probable that significant cumulative revenue reversal would not occur. The sales-based milestone payments and other royalty-based payments were to have been based on a level of sales for which the license was deemed to be the predominant item to which the royalties relate. The Company would have recognized revenue for these payments at the later of (i) when the related sales occurred, or (ii) when the performance obligation to which some or all of the royalty had been allocated had been satisfied or partially satisfied. To date, the Company has not recognized any sales-based or royalty revenue resulting from this licensing arrangement. On February 25, 2026, the Company, UNC, and Taysha jointly terminated both the license agreement between Abeona and UNC and the corresponding sublicense agreement between Abeona and Taysha relating to Taysha’s development program for TSHA-118 for CLN1 disease.

Under this arrangement, the Company did not recognize any revenue during the years ended December 31, 2025 and 2024, respectively. The Company has no contract assets or liabilities as of December 31, 2025 and 2024 as a result of this transaction.

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

Under this arrangement, the Company recognized revenue of $3.0 million and nil during the years ended December 31, 2025 and 2024, respectively. The revenue recognized was related to clinical milestones achieved by our sublicensor as per the sublicense agreement noted above. As of December 31, 2025, the $3.0 million is included in accounts receivable in the consolidated balance sheet. As of December 31, 2024, the Company did not have any contract assets or contract liabilities as a result of this transaction.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digit up to 10% on net sales and up to $30.0 million in commercial milestone payments. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied. As of December 31, 2025 and 2024, the Company does not have any contract assets or contract liabilities as a result of this transaction.

NOTE 14 – 401(k) PLAN

The Company has a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($23,500 in 2025 and $23,000 in 2024 for employees who are under age 50 and $31,000 in 2025 and $30,500 in 2024 for employees who are age 50 and older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan, and income earned on 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by us, if any, will be deductible by us when made. At the direction of each participant, the Company invests the assets of the 401(k) Plan in any of over 50 investment options. Company contributions under the 401(k) Plan were $1.0 million and $0.5 million for the years ended December 31, 2025 and 2024.

NOTE 15 – INCOME TAXES

Income tax expense for each of the following years consists of the following (in thousands):

	For the year ended December 31,
	2025	2024

Current:
U.S. federal	$100	$—
State and local	—	—
Total current income tax expense	100	—

Deferred:
U.S. federal	—	—
State and local	—	—
Total deferred income tax expense	—	—

Total income tax expense	$100	$—

A reconciliation of the income tax expense the amount computed by applying the 21% statutory U.S federal income tax rate to income before income taxes after the adoption of ASU 2023-09 as follows:

	For the year ended December 31, 2025
In thousands except for percentages	Amount	Percent

US federal statutory tax rate	$14,970	21.0%
State and local income taxes, net of federal income tax effect (a)	—	0.0%
Tax credits
Research and development (“R&D”) credit	(2,882)	(4.0)%
R&D credit expired (under statute or 382 study)	3,327	4.6%
Changes in valuation allowance	(36,054)	(50.6)%
Nontaxable or nondeductible items
Change in FV of warrant liabilities	(1,289)	(1.8)%
Other	141	0.2%
Other adjustments
Federal NOL’s expired (under statute or 382 limitation)	20,284	28.5%
Share-based awards	984	1.4%
Other	619	0.8%
Total income tax expense	$100	0.1%

(a)	State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

No federal, state and local income taxes were paid during the period.

Changes to US tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the year ended December 31, 2025.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate (in thousands):

For the year ended December 31, 2024

Income taxes at U.S. statutory rate	$(13,384)
State tax, net of federal benefit	(679)
Research and development credit	(1,535)
Deferred true ups	8,032
Valuation allowance	5,418
Change in fair value of warrant liabilities	159
Expired tax losses and credits	2,116
Permanent differences	(127)
Total tax expense	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows (in thousands):

	For the year ended December 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$65,956	$88,059
General business credit carryforwards	5,228	6,000
State credits	77	2,780
Property and equipment	—	1,002
Stock based compensation	2,542	2,463
Intangible assets	652	661
Accrual to cash conversion	892	—
Accruals	—	107
Capitalized research and development	770	13,264
Operating lease liabilities	318	—
Other	91	70
Deferred tax assets before valuation allowance	76,526	114,406
Valuation allowance	(74,922)	(114,406)
Total deferred tax assets	1,604	—
Deferred tax liabilities:
Property and equipment	(1,333)	—
Right-of-use asset	(271)	—
Total deferred tax liabilities	(1,604)	—
Net deferred tax asset (liability)	$—	$—

Net operating Loss and Other Carryforwards

As of December 31, 2025, the Company had $310.7 million of U.S. federal net operating loss (“NOL”) carryforwards, $11.6 million of state NOL carryforwards, $5.2 million of general business credit carryforwards, and $0.1 million of state credits. Of the federal NOLs, $308.1 million do not expire and may be carried forward indefinitely, subject to the limitation that they may offset no more than 80% of taxable income in any tax year. The remaining federal NOLs expire between 2026 and 2037. State NOL carryforwards have expiration periods that vary by jurisdiction based on applicable state tax laws. The federal general business credits begin to expire in 2043, and the state credits expire in 2026.

The utilization of NOLs and tax credits that have expiration dates will depend on the Company’s ability to generate sufficient taxable income before those attributes expire.

The Internal Revenue Code of 1986, as amended, includes provisions that may limit the Company’s ability to utilize its NOLs carryforwards following certain events, including significant changes in ownership. If such limitations apply and the Company generates taxable income in excess of the annually permitted NOL utilization, the Company could incur federal income tax liabilities even though additional NOLs would remain available for use in future years.

During the year ended December 31, 2025, the Company completed a Section 382 study to evaluate whether historical equity transactions resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code. Based on this analysis, the Company determined that there were numerous ownership changes. As a result, certain NOL carryforwards will not be realizable due to the Section 382 limitations.

The Company had previously recorded a full valuation allowance against the deferred tax assets associated with these NOLs. Accordingly, the $96.6 million reduction in gross deferred tax assets resulting from the Section 382 analysis was fully offset by a corresponding reduction in the valuation allowance and did not affect income tax expense or net income for the year ended December 31, 2025.

Valuation Allowance

At December 31, 2025 and 2024, the Company maintained a full valuation allowance on its deferred tax assets based on a history of cumulative losses. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. In 2025, the valuation allowance decreased by approximately $39.5 million. In 2024, the valuation allowance increased by approximately $5.4 million.

Unrecognized Tax Benefits

At December 31, 2025 and 2024, the Company had no reserves for unrecognized tax benefits.

The Company and its subsidiaries are subject to taxation in the United States. The Company is subject to U.S. federal and state examinations for 2022 and forward, and 2021 and forward, respectively. However, net operating losses are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of December 31, 2025 and 2024, there was no litigation against the Company.

NOTE 17 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources in assessing performance. The Company is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases and has one reportable segment. The Company’s CODM is the chief executive officer.

The accounting policies of the commercial-stage biopharmaceutical segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the commercial-stage biopharmaceutical segment based on net income (loss), which is reported on the consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

To date, the Company has generated limited product revenue. The Company will continue to incur significant expenses and operating losses until ZEVASKYN® can provide sufficient revenue for the Company to be profitable. As such, the CODM uses cash forecast models in deciding how to invest into the commercial-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net income (loss) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly provided to the CODM for the years ended December 31, 2025, and 2024:

	For the year ended December 31,
	2025	2024

Revenues:
Product revenue, net	$2,420	$—
License and other revenues	3,400	—
Total revenues	5,820	—

Cost of sales	1,532	—
Royalties	1,893	—

Research and development costs:
Salaries & related costs	10,247	15,345
Non-cash stock-based compensation	1,355	1,561
Other research and development costs (a)	15,210	17,454
Total research and development costs	26,812	34,360

Selling, general and administrative costs:
Salaries & related costs	24,978	10,729
Non-cash stock-based compensation	9,424	5,067
Commercial costs	7,159	4,818
Other selling, general and administrative costs (b)	23,470	9,237
Total selling, general and administrative costs	65,031	29,851

Other segment items, net (c)	160,631	477
Net income (loss)	$71,183	$(63,734)

(a)	Other research and development costs include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other selling, general and administrative costs primarily consist of office facility costs, public reporting company related costs, professional fees (e.g., legal expenses), regulatory costs, production costs not attributable to cost of sales and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items include interest income, interest expense, change in fair value of warrant and derivative liabilities, gain on sale of priority review voucher, other income, net and income tax (benefit) expense.

NOTE 18 – SALE OF NONFINANCIAL ASSETS

On May 9, 2025, the Company entered into a definitive asset purchase agreement that transferred the rights to a PRV awarded to the Company following the FDA approval of ZEVASKYN®. The PRV sale was subject to customary closing conditions and was completed in June 2025 following the expiration of applicable U.S. antitrust requirements. The Company accounted for this transaction under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). The Company received the gross proceeds of $155.0 million during the year ended December 31, 2025 and recognized a gain, net of transaction costs of $2.6 million, from sale of priority review voucher of $152.4 million on the Company’s consolidated statement of operations and comprehensive income (loss) as it did not have a carrying value at the time of sale.

NOTE 19 – SUBSEQUENT EVENTS

In January of 2026, the compensation committee of the board of directors granted various employees and directors restricted stock awards, under which the holders have the right to receive an aggregate of 2,034,526 shares of the Company’s common stock. Total stock compensation estimated for these awards at the time of grant was $10.8 million, with $9.2 million vesting in three equal annual installments and $1.6 million vesting in one annual installment. Pursuant to the terms of the awards, the shares not vested are forfeited upon separation from the Company.

