Form 10-Q
period 2026-03-31
ABEONA THERAPEUTICS INC.
filed 2026-05-13
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2026 was 56,995,144 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended March 31, 2026

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in forward-looking statements due to a number of factors. These statements include statements about: our ability to successfully commercialize ZEVASKYN® and generate future revenue; the deprioritization of our AAV-based ophthalmology programs; the development of ABO-701; our pipeline of product candidates, including the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals; our estimates regarding expenses, capital requirements, and needs for additional financing; anticipated losses and negative cash flows; the potential effects on the relative equity ownership of existing investors resulting from any future sales of equity securities; the potential effects of fundraising activities involving collaborations, strategic alliances, or license arrangements with third parties; our intended use of cash; our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection and exclusivity for our proprietary assets; and future economic conditions or performance.

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN® and any future product candidates; our ability to successfully commercialize and market ZEVASKYN® and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to manufacture sufficient batches of ZEVASKYN® to meet demand; our ability to activate additional qualified treatment centers to administer ZEVASKYN® on patients; our ability submit an investigational new drug application for ABO-701 and enroll patients in new clinical trials; our ability to access our existing at-the-market sale agreement; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party; and macroeconomic uncertainty resulting from changes to U.S. trade policy, including current or future tariffs or other trade restrictions.

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as “ZEVASKYN®” and “AIM™,” which are protected under applicable intellectual property laws and are the property of Abeona Therapeutics Inc. or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this report appear without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$61,374	$78,437
Short-term investments	106,897	112,967
Accounts receivable, net	6,200	6,147
Inventory	6,054	5,493
Other receivables	509	568
Prepaid expenses and other current assets	1,951	1,294
Total current assets	182,985	204,906
Property and equipment, net	10,564	9,921
Operating lease right-of-use assets	4,118	3,962
Other assets	827	781
Total assets	$198,494	$219,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,071	$7,889
Accrued expenses	5,368	8,467
Current portion of long-term debt	13,333	12,222
Current portion of operating lease liability	1,272	864
Payable to licensor	7,000	—
Accrued taxes and other current liabilities	2	128
Total current liabilities	31,046	29,570
Long-term operating lease liabilities	3,814	4,069
Long-term debt	4,754	7,813
Deferred revenue	425	—
Warrant liabilities	13,516	18,902
Total liabilities	53,555	60,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 56,866,381 and 55,043,413 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	568	550
Additional paid-in capital	903,542	900,603
Accumulated deficit	(759,150)	(742,075)
Accumulated other comprehensive (loss) income	(21)	138
Total stockholders’ equity	144,939	159,216
Total liabilities and stockholders’ equity	$198,494	$219,570

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2026	2025

Revenues:
Product revenue, net	$8,720	$—

Costs and expenses:
Cost of sales	2,696	—
Research and development	9,555	9,941
Selling, general and administrative	19,502	9,786
Total costs and expenses	31,753	19,727

Loss from operations	(23,033)	(19,727)

Interest income	1,354	1,310
Interest expense	(830)	(998)
Change in fair value of warrant liabilities	5,386	7,245
Other income, net	50	141
Loss before income taxes	(17,073)	(12,029)
Income tax expense	2	—
Net loss	$(17,075)	$(12,029)

Basic and diluted loss per common share	$(0.30)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	56,620,920	49,778,801

Other comprehensive loss:
Change in unrealized losses related to available-for-sale debt securities	(159)	(75)
Comprehensive loss	$(17,234)	$(12,104)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2025	55,043,413	$550	$900,603	$(742,075)	$138	$159,216
Stock-based compensation expense	—	—	2,957	—	—	2,957
Issuance of common stock in connection with restricted share awards	1,822,968	18	(18)	—	—	—
Net loss	—	—	—	(17,075)	—	(17,075)
Other comprehensive loss	—	—	—	—	(159)	(159)
Balance at March 31, 2026	56,866,381	$568	$903,542	$(759,150)	$(21)	$144,939

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2024	45,644,091	$457	$856,824	$(813,258)	$8	$44,031
Stock-based compensation expense	—	—	2,701	—	—	2,701
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,996,797	20	(51)	—	—	(31)
Issuance of common stock, net of offering costs under open market sale agreement (ATM)	1,312,283	13	6,786	—	—	6,799
Net loss	—	—	—	(12,029)	—	(12,029)
Other comprehensive loss	—	—	—	—	(75)	(75)
Balance at March 31, 2025	48,953,171	$490	$866,260	$(825,287)	$(67)	$41,396

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(17,075)	$(12,029)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	690	534
Stock-based compensation expense	2,957	2,701
Change in fair value of warrant liabilities	(5,386)	(7,245)
Accretion and interest on short-term investments	13	455
Amortization of right-of-use lease assets	179	281
Non-cash interest	274	323
Change in operating assets and liabilities:
Accounts receivable	(53)	—
Inventory	(561)	—
Other receivables	59	35
Prepaid expenses and other current assets	(657)	(868)
Other assets	(46)	39
Accounts payable and accrued expenses	(7,315)	(2,378)
Lease liabilities	(182)	(362)
Change in payable to licensor	7,000	—
Deferred revenue	425	—
Accrued taxes and other current liabilities	(126)	112
Net cash used in operating activities	(19,804)	(18,402)

Cash flows from investing activities:
Capital expenditures	(935)	(1,401)
Purchases of short-term investments	(19,000)	(48,645)
Proceeds from maturities of short-term investments	24,898	54,259
Net cash provided by investing activities	4,963	4,213

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	6,799
Payments related to net settlement of restricted share awards	—	(31)
Payments of long-term debt	(2,222)	—
Net cash (used in) provided by financing activities	(2,222)	6,768

Net decrease in cash, cash equivalents and restricted cash	(17,063)	(7,421)
Cash, cash equivalents and restricted cash at beginning of period	78,437	23,695
Cash, cash equivalents and restricted cash at end of period	$61,374	$16,274

Supplemental cash flow information:
Cash and cash equivalents	$61,374	$15,936
Restricted cash	—	338
Total cash, cash equivalents and restricted cash	$61,374	$16,274

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$335	$968
Changes in accrued property and equipment	$333	$1,179
Cash paid for interest	$555	$675

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as ZEVASKYN®, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. The Company’s development portfolio also features ABO-701, a recently licensed, radically novel engineered T-cell therapy, targeting Prostate-Specific Membrane Antigen (“PSMA”) to treat prostate cancer.

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

As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception, other than the year ended December 31, 2025, with the gain on sale of its Priority Review Voucher (“PRV”). The Company anticipates such losses and negative cash flows will continue until ZEVASKYN® can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through March 31, 2026, the Company has relied primarily on its sale of equity securities, its proceeds from the sale of its PRV, its proceeds from credit facilities, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than those identified below.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2025 condensed consolidated balance sheet was derived from the audited statements but does not include all disclosures required by U.S. GAAP.

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 17, 2026.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include, but are not limited to, variable consideration associated with revenue recognition and the determination of the standalone selling price of material rights, fair value of warrant liabilities, the incremental borrowing rate related to the Company’s operating leases, stock-based compensation, accrued expenses, impairment of long-lived assets and income taxes. Due to the uncertainty inherent in such estimates, actual results could differ from these estimates and assumptions.

Accounts Receivable

Accounts receivable represents amounts arising from product sales and licensing revenue and is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as the aging of its accounts receivable, the history of write offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company has no historical write-offs of its accounts receivable, and the Company has determined that an allowance for credit losses is not required as of March 31, 2026.

Accounts receivable, net comprises the following categories (in thousands):

	March 31, 2026	December 31, 2025

Product sales	$6,200	$3,147
License revenues	—	3,000
Total accounts receivable, net	$6,200	$6,147

Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025

Customer 1	100%	—%
Customer 2	—%	51.2%
Customer 3	—%	48.8%

Other receivables

Other receivables include employee retention credits, sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of March 31, 2026 and December 31, 2025, the Company had employee retention credits receivables of $0.4 million and $0.5 million, respectively which was recorded in other receivables and as a component of other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended March 31, 2026, cost of sales includes inventory, period costs related to overhead and manufacturing costs of ZEVASKYN®, and royalties due to our licensor. Prior to receiving FDA approval in April 2025, costs associated with the manufacturing of ZEVASKYN® were expensed as research and development costs.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of March 31, 2026, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury, U.S. federal agencies and certificates of deposits, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivables are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of March 31, 2026, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Segments

The Company determines and presents operating segments based on the information that is internally provided to the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates in a single business segment, which is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. Refer to Note 14 – Segment Information for further information related to the Company’s segment.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company is a party to various commercial arrangements and government programs, which include payor rebates, co-payment assistance and prompt pay discounts, which impact the transaction price and represent forms of variable consideration. Revenue from product sales is reduced at the time of recognition for these forms of variable consideration. The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN® under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN® and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN® is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN® occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN® could be made, expires. The Company deferred $0.4 million and nil for the three months ended March 31, 2026 and 2025, respectively.

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

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Milestone Payments

At the inception of each arrangement that includes research or development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant cumulative revenue reversal would not occur. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

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

Royalties

The Company has license agreements with various third parties. Under these agreements, the Company is obligated to pay royalty payments based on a percentage of net sales or sublicence revenues. Royalties are included in either accounts payable or accrued expenses in the condensed consolidated balance sheets. See Note 13 – License/Supplier Agreements for details of the Company’s license agreements and resulting royalties recognized.

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

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended March 31,
	2026	2025

Shares of common stock issuable upon exercise of stock options	174,820	176,179
Shares of common stock underlying restricted stock	5,090,725	5,250,307
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	614,251
Shares of common stock issuable upon exercise of warrants	8,139,734	9,987,560
Total	14,019,530	16,028,297

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 refines the scope of derivative accounting under ASC 815, Derivatives and Hedging (“ASC 815”) by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.

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

NOTE 3 – REVENUE

Revenue comprises the following categories (in thousands):

	For the three months ended March 31,
	2026	2025

Product revenue, net	$8,720	$—
License and other revenues	—	—
Total revenues	$8,720	$—

Concentration of credit risk

The Company’s total percentage of revenue was comprised of the following concentrations from its largest customers, based on whose revenue concentration is greater than 10% of total revenue in the periods disclosed below.

	For the three months ended March 31,
	2026	2025

Customer 1	100%	—%

Allowances and discounts

Revenue from product sales is reduced at the time of recognition for payor rebates, co-payment assistance and prompt pay discounts, which are attributed to various commercial arrangements and government programs. The following table summarizes changes in allowances and discounts for the three months ended March 31, 2026 (in thousands):

	Rebates	Prompt Pay	Co-payment Assistance	Total

Balance at December 31, 2025:	$727	—	—	$727
Provision	94	142	60	296
Payments/Credits	—	(48)	(60)	(108)
Balance at March 31, 2026	$821	94	—	$915

Rebate and co-payment assistance accruals are included in accrued expenses on the condensed consolidated balance sheets. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Provision for rebates, prompt pay and other co-payment assistance are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive loss.

Deferred revenue

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

The following table provides a summary of the activity on the deferred revenue (in thousands):

Deferred revenue balance as of December 31, 2025	$—
Additions to deferred revenue during the period	425
Revenue recognized during the period	—
Deferred revenue balance as of March 31, 2026	$425

NOTE 4 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$20,043	—	(5)	$20,038
U.S. federal agency securities	17,875	—	(9)	17,866
Certificates of deposit	69,000	—	(7)	68,993
Total available-for-sale, short-term investments	$106,918	—	(21)	$106,897

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$25,057	31	—	$25,088
U.S. federal agency securities	17,772	2	—	17,774
Certificates of deposit	70,000	105	—	70,105
Total available-for-sale, short-term investments	$112,829	138	—	$112,967

As of March 31, 2026, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of March 31, 2026, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2026.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three months ended March 31, 2026 or 2025.

NOTE 5 – INVENTORY

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials	$5,500	$5,493
Work-in-progress	554	—
Finished goods	—	—
Total inventory	$6,054	$5,493

For the three months ended March 31, 2026 and 2025, there were no inventory write-downs.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Laboratory equipment	$11,001	$10,061
Furniture, software and office equipment	2,008	1,962
Leasehold improvements	15,377	15,116
Construction-in-progress	86	—
Total property and equipment, cost	28,472	27,139
Less: accumulated depreciation	(17,908)	(17,218)
Total property and equipment, net	$10,564	$9,921

Depreciation and amortization on property and equipment was $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company capitalized into inventory $0.1 million and nil relating to depreciation associated with manufacturing equipment and production facilities for the three months ended March 31, 2026 and 2025, respectively. The capitalized costs associated are added to inventory and are expensed through cost of sales in the condensed consolidated statement of operations and comprehensive loss upon the commercial sale of ZEVASKYN®.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement (as Defined in Note 10 – Debt) as of March 31, 2026 and December 31, 2025, was $18.7 million and $21.2 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at March 31, 2026	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$60,221	$60,221	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	20,038	20,038	—	—
U.S. federal agency securities	17,866	—	17,866	—
Certificates of deposit	68,993	—	68,993	—
Total assets measured at fair value	$167,300	$80,441	$86,859	$—

Liabilities
Warrant liabilities	$13,516	$—	$—	$13,516
Total liabilities measured at fair value	$13,516	$—	$—	$13,516

Description	Fair Value at December 31, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$73,854	$73,854	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	25,088	25,088	—	—
U.S. federal agency securities	17,774	—	17,774	—
Certificates of deposit	70,105	—	70,105	—
Total assets measured at fair value	$187,003	$99,124	$87,879	$—

Liabilities
Warrant liabilities	$18,902	$—	$—	$18,902
Total liabilities measured at fair value	$18,902	$—	$—	$18,902

Warrant Liabilities

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding warrants that are classified as liabilities:

	March 31, 2026	December 31, 2025

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	5,762,053	5,762,503
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681
Warrants issued as part of the 2024 Loan Agreement Amendment, expiration date July 2030, exercise price $6.07 per share	16,474	16,474

The common stock warrants related to the 2021 public offering and the 2022 private placement are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. The common stock warrants issued in connection with the Loan Agreement and the Loan Agreement Amendment were determined to be liability classified under ASC 815 as the common stock warrants were not considered indexed to the Company’s stock. Changes in the estimated fair value of the warrant liabilities are recorded as changes in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2025	$18,902
Issuance of warrants	—
Gain recognized in earnings from change in fair value	(5,386)
Warrant liabilities as of March 31, 2026	$13,516

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	March 31, 2026	December 31, 2025

Common share price	$4.48	$5.27
Expected term (years)	0.71 – 4.30	0.96 – 4.54
Risk-free interest rate (%)	3.64% – 3.81%	3.41% – 3.63%
Volatility (%)	77.10% – 100.00%	78.97% – 100.00%
Expected dividend yield (%)	0%	0%

NOTE 8 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	March 31, 2026	December 31, 2025

Accrued employee compensation	$2,621	$5,636
Accrued contracted services and other	1,926	2,104
Accrued rebates	821	727
Total accrued expenses	$5,368	$8,467

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

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	March 31, 2026	December 31, 2025

Current operating lease liability	$1,272	$864
Non-current operating lease liability	3,814	4,069
Total operating lease liability	$5,086	$4,933

Lease costs and rent are reflected in selling, general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended March 31,
	2026	2025

Operating lease cost	$281	$372
Variable lease cost	182	116
Short-term lease cost	15	8
Total operating lease costs	$478	$496

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2026, remainder	$949
2027	1,295
2028	1,325
2029	1,357
2030	1,387
Total undiscounted operating lease payments	6,313
Less: imputed interest	1,227
Present value of operating lease liabilities	$5,086

The weighted-average remaining term of the Company’s operating leases was 57 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.0% as of March 31, 2026.

NOTE 10 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	March 31, 2026	December 31, 2025

Loan Agreement Principal	$17,778	$20,000
Accreted final payment fee	793	711
Unamortized debt issuance costs and discounts	(484)	(676)
Total long-term debt	18,087	20,035
Less: current maturities	13,333	12,222
Long-term debt, net of current maturities	$4,754	$7,813

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN® in RDEB, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027. As of March 31, 2026, there are no available tranches.

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 11.75%. The stated interest rate and effective interest rate as of March 31, 2026 was 11.75% and 18.42%, respectively.

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

The future payment obligations of the principal are as follows as of March 31, 2026 (in thousands):

2026, remainder	$10,000
2027	7,778
Total principal	$17,778

NOTE 11 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three months ended March 31, 2026, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. As of March 31, 2026, there were 2,494,181 2024 Pre-Funded Warrants outstanding. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three months ended March 31, 2026 given their nominal exercise price.

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

The Company sold 1,312,283 shares of its common stock under the ATM Agreement during the three months ended March 31, 2025 resulting in net proceeds of $6.8 million during the three months ended March 31, 2025. There were no sales of common stock under the ATM Agreement during the three months ended March 31, 2026.

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

As of March 31, 2026, there were 5,762,053 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three months ended March 31, 2026, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. As of March 31, 2026, there were 2,619,140 2023 Pre-Funded Warrants outstanding. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the for the three months ended March 31, 2026 given their nominal exercise price.

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

NOTE 12 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. As of March 31, 2026, there were 1,498,405 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of March 31, 2026, there were 184,426 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the three months ended March 31,
	2026	2025

Research and development	$223	$670
Selling, general and administrative	2,734	2,031
Total stock-based compensation expense	$2,957	$2,701

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

The Company did not grant any stock options in the three months ended March 31, 2026 and 2025.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the three months ended March 31, 2026.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2025	176,019	$38.72	4.85	$5
Granted	—	$—	—	$—
Cancelled/forfeited	(1,199)	$36.67	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2026	174,820	$38.74	4.53	$2
Exercisable	174,620	$38.77	4.53	$2
Unvested	200	$4.00	6.20	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2026, the total compensation cost related to non-vested option awards not yet recognized was $1,000 with a weighted average remaining vesting period of 0.2 years.

Restricted Stock

The following table summarizes restricted stock award activity during the three months ended March 31, 2026:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2025	4,180,981	$4.96
Granted	2,044,890	$5.29
Cancelled/forfeited	(221,922)	$5.06
Vested	(913,224)	$5.26
Outstanding at March 31, 2026	5,090,725	$5.03

As of March 31, 2026, there was $20.5 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 2.1 years. The total fair value of restricted stock awards that vested was $4.8 million during the three months ended March 31, 2026.

NOTE 13 – LICENSE/SUPPLIER AGREEMENTS

License and Joint Development Agreement Relating to SIR-T™ Technology for PSMA-Positive Prostate Cancer

On March 18, 2026, the Company entered into a License and Joint Development Agreement (the “Initial Agreement”) with Reverence Enterprises, LLC (“Reverence”), a private biotechnology company based in California. Reverence is a subsidiary of Angeles Therapeutics, Inc.

Under the terms of the Initial Agreement, which covers the first phase of development (inclusive of a Phase 1 Study), Abeona obtained an exclusive license (“License Grant”) to develop and commercialize Reverence’s synthetic immune receptors (“SIR-T™”) for PSMA positive prostate cancer. PSMA SIR-T™ is an autologous adult donor-derived T-cell product. Pursuant to an agreed-upon Scope of Work between the parties, during the term of the Initial Agreement, Abeona has agreed to file an IND with the FDA relating to the PSMA SIR-T™ Product and conduct a Phase 1 Study.

Following the completion of the first Phase 1 Study, Abeona, at its sole discretion, will have 30 days to notify Reverence of its decision whether to proceed with further product development. If Abeona wishes to proceed with further development of the product, Reverence, at its sole discretion, will have 30 days to elect to proceed in negotiating with Abeona either (i) a Joint Development Agreement or (ii) a License Agreement (each a “Subsequent Agreement”) governing the further licensing, development, manufacture, distribution and/or commercialization of the PSMA SIR-T™ product. Under the Initial Agreement, the parties agreed to certain payment terms that would be included in any future executed Subsequent Agreement, subject to additional customary terms upon execution. Abeona, at its sole discretion, has the right to decline to enter into any such Subsequent Agreement.

The payment terms of the Initial Agreement include (i) an upfront payment of $7.0 million at contract execution, and (ii) up to $1.0 million of future event-based milestone payments. The event-based milestone payments are based on certain development and regulatory events occurring. As the License Grant relates to in-process research and development and does not have an alternative future use, the upfront payment was expensed as incurred to research and development expense during the three months ended March 31, 2026. The milestone payments will be recognized when the underlying regulatory events are considered probable to occur.

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. Royalty payments are included in cost of sales in the condensed consolidated statement of operations and comprehensive loss.

License Agreement Relating to Novel AAV Capsids

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

License Agreement Relating to Rett Syndrome

In 2019, the Company licensed rights to one patent family from UNC and two patent families from The University Court of the University of Edinburgh (“U. Edinburgh”) and The University Court of the University of Glasgow relating to gene therapy for the treatment of Rett Syndrome. Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to on-going patent expenses incurred in relation to the patents licensed under this agreement and annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digits on annual net sales of the licensed product. The Company subsequently sublicensed the license to Taysha, see detail of the sublicense agreement below. As part of the agreement with UNC, the Company is obligated to pay to UNC and U. Edinburgh a percentage of any sublicense revenue that the Company receives under the agreement.

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

As of March 31, 2026, the Company did not have any contract assets or contract liabilities as a result of this transaction. As of December 31, 2025, the Company had $3.0 million included in accounts receivable in the condensed consolidated balance sheet as a result of clinical milestones achieved by our sublicensor as per the sublicense agreement noted above.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following regulatory approval, the Company is eligible to receive tiered royalties from mid-single-digits to 8% on net sales, as well as up to $30.0 million in commercial milestone payments. The tiered royalty range represents a reduction from the previously disclosed mid-single digits to 10% on net sales as a result of potential FDA approval occurring after December 31, 2025, in accordance with the terms of the License Agreement. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

NOTE 14 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources in assessing performance. The Company is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases and has one reportable segment. The Company’s CODM is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	For the three months ended March 31,
	2026	2025

Product revenue, net	$8,720	$—

Cost of sales	2,696	—

Research and development costs
Salaries & related costs	1,733	4,681
Non-cash stock-based compensation	223	670
Other research and development costs (a)	7,599	4,590
Total research and development costs	9,555	9,941

General and administrative costs
Salaries & related costs	8,345	3,653
Non-cash stock-based compensation	2,734	2,031
Commercial costs	1,802	1,207
Other general and administrative costs (b)	6,621	2,895
Total general and administrative costs	19,502	9,786

Other segment items (c)	5,958	7,698
Net loss	$(17,075)	$(12,029)

(a)	Other research and development costs include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other selling, general and administrative costs primarily consist of office facility costs, public company reporting related costs, professional fees (e.g., legal expenses), regulatory costs, production costs not attributable to cost of sales and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items include interest income, interest expense, change in fair value of warrant liabilities, other income and income tax (benefit) expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. As a result of many factors, such as those described under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the FDA approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with RDEB, a serious and debilitating genetic skin disease. There is no cure for RDEB, and ZEVASKYN® is the only FDA-approved product to treat RDEB wounds with a single application. ZEVASKYN® was granted Orphan Drug and Rare Pediatric Disease designations by the FDA.

ZEVASKYN® is manufactured at our cGMP manufacturing facility in Cleveland, Ohio, and is made available through ZEVASKYN® qualified treatment centers.

Recent Developments

Qualified Treatment Center Activations

On April 2, 2026, we announced activation of NewYork-Presbyterian/Columbia University Irving Medical Center in New York City as another qualified treatment center for the administration of ZEVASKYN®.

On May 11, 2026, we announced activation of Children’s Hospital of Philadelphia as the newest qualified treatment center for the administration of ZEVASKYN®. This represents the sixth available qualified treatment center for the administration of ZEVASKYN®.

Pipeline Update

Building on our proven end-to-end competency in engineered cell therapy, we will focus our development efforts on the development of ABO-701, a recently licensed radically novel engineered T-cell therapy, targeting Prostate-Specific Membrane Antigen (“PSMA”) to treat prostate cancer. PSMA is a validated target for advanced prostate cancer, which is a leading cause of cancer mortality, with more than 30,000 deaths annually in the U.S. despite multiple approved therapies and recent advances in the field.

ABO-701 is an autologous engineered T-cell product that carries a Synthetic Immune Receptor (“SIR-T™”) designed to overcome the limitations of CAR and TCR approaches. The SIR-T™ platform underlying ABO-701 was developed in the laboratory of Preet M. Chaudhary, M.D., Ph.D., Professor of Medicine and Chief of Jane Ann Nohl Division of Hematology and Center for the Study of Blood Diseases at University of Southern California (“USC”) Keck School of Medicine and Director of USC Blood and Marrow Transplant and Cell Therapy Program. The patents covering the SIR-T™ platform are owned by Angeles Therapeutics, Inc. In pre-clinical studies, ABO-701 has demonstrated durable tumor control in mouse models and modest levels of cytokine release – a profile that has been elusive to other engineered cell therapies in the solid tumors.

We expect to file an Investigational New Drug (“IND”) application and commence first-in-human studies with ABO-701 in the second half of 2027 while engaging a contract development and manufacturing organization for supply readiness in the meantime. This development plan and timing allow us to maintain our focus on commercializing ZEVASKYN®.

As part of our portfolio optimization, we have deprioritized our in-house ophthalmology programs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

	For the three months ended March 31,		Change
($ in thousands)	2026	2025	$	%

Revenues:
Product revenue, net	$8,720	$—	$8,720	100%

Costs and expenses:
Cost of sales	2,696	—	2,696	100%
Research and development	9,555	9,941	(386)	(4)%
Selling, general and administrative	19,502	9,786	9,716	99%
Total costs and expenses	31,753	19,727	12,026	61%

Loss from operations	(23,033)	(19,727)	(3,306)	17%

Interest income	1,354	1,310	44	3%
Interest expense	(830)	(998)	168	(17)%
Change in fair value of warrant liabilities	5,386	7,245	(1,859)	(26)%
Other income, net	50	141	(91)	(65)%
Loss before income taxes	(17,073)	(12,029)	(5,044)	42%
Income tax expense	2	—	2	100%
Net loss	$(17,075)	$(12,029)	$(5,046)	42%

Product revenue, net

Product revenue, net, resulting from the sale of ZEVASKYN®, for the three months ended March 31, 2026 was $8.7 million. There was no product revenue for the three months ended March 31, 2025 as the approval by the FDA for ZEVASKYN® did not occur until April of 2025.

Cost of sales

Cost of sales during the three months ended March 31, 2026 was $2.7 million and primarily includes costs associated with the commercial sale of ZEVASKYN® including royalties due to our licensor, Stanford. There was no cost of sales in the same period of 2025, as ZEVASKYN® was approved by the FDA in April 2025.

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

Total research and development spending for the three months ended March 31, 2026 was $9.6 million, as compared to $9.9 million for the same period of 2025, a decrease of $0.3 million. In March 2026, we entered a license and joint development agreement related to PSMA SIR-T™ which included an upfront payment of $7.0 million that was included in research and development expenses. Excluding this transaction, research and development spending decreased $7.4 million. The reduction in expenses was primarily due to costs capitalized into inventory and engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN® in April of 2025.

We expect our research and development activities to increase as we work towards advancing other product candidates towards potential regulatory approval, reflecting costs associated with the following:

●	employee and consultant-related expenses;
●	preclinical and developmental costs;
●	clinical trial costs;
●	development and regulatory milestones associated with licensing agreements;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with regulatory approvals.

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public company reporting related costs, professional fees (e.g., legal expenses), selling and commercialization costs and other general operating expenses not otherwise included in research and development expenses. We expect our selling, general, and administrative costs to continue to increase as we expand our commercialization of ZEVASKYN® and pursue development of other product candidates.

Total selling, general and administrative expenses were $19.5 million for the three months ended March 31, 2026, as compared to $9.8 million for the same period of 2025, an increase of $9.7 million. The increase in expenses was primarily due to increases in salaries and stock-based compensation of $5.4 million due to new hires, $1.9 million of costs related to engineering runs with the remainder due to other commercial costs related to our continued commercialization efforts upon FDA approval in April of 2025.

Interest income

Interest income was $1.4 million for the three months ended March 31, 2026, as compared to $1.3 million in the same period of 2025. The increase resulted from higher earnings on short-term investments driven by increased average short-term investment balances.

Interest expense

Interest expense was $0.8 million for the three months ended March 31, 2026 compared to $1.0 million in the same period of 2025. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment plus a reduction of the principal loan amount due to payments made in 2026.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a gain of $5.4 million for the three months ended March 31, 2026. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price over the quarter and a shorter term of the outstanding warrants.

The change in fair value of warrant liabilities was a gain of $7.2 million for the three months ended March 31, 2025. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price year over the year and a shorter term.

Other income, net

Other income, net was $50,000 for the three months ended March 31, 2026, as compared to $141,000 in the same period of 2025. The decrease was primarily a result of realized losses on foreign currency related to various vendors that we pay in foreign currency during the three months ended March 31, 2026.

Income tax expense

We recorded a current income tax expense of $2,000 for the three months ended March 31, 2026. We did not record an income tax expense for the three months ended March 31, 2025 as we generated sufficient tax losses, after consideration of discrete items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31,
($ in thousands)	2026	2025

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(19,804)	$(18,402)
Investing activities	4,963	4,213
Financing activities	(2,222)	6,768
Net decrease in cash, cash equivalents and restricted cash	$(17,063)	$(7,421)

Operating activities

Net cash used in operating activities was $19.8 million for the three months ended March 31, 2026, primarily comprised of our net loss of $17.1 million and decreases in operating assets and liabilities of $1.4 million and net non-cash charges of $1.3 million. Non-cash charges consisted primarily of $5.4 million of gain as a result of the change in fair value of warrant liabilities, $3.0 million of stock-based compensation and $0.7 million of depreciation and amortization.

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2025, primarily comprised of our net loss of $12.0 million and decreases in operating assets and liabilities of $3.4 million and net non-cash charges of $3.0 million. Non-cash charges consisted primarily of $7.2 million of gain as a result of the change in fair value of warrant liabilities, $2.7 million of stock-based compensation and $0.5 million of depreciation and amortization.

Investing activities

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2026, primarily comprised of proceeds from maturities of short-term investments of $24.9 million, offset by purchases of short-term investments of $19.0 million and capital expenditures of $0.9 million.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2025, primarily comprised of proceeds from maturities of short-term investments of $54.2 million, offset by purchases of short-term investments of $48.6 million and capital expenditures of $1.4 million.

Financing activities

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2026, comprised of $2.2 million in payments on our long-term debt.

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

Our principal source of liquidity is cash, cash equivalents, restricted cash and short-term investments, collectively referred to as our cash resources. As of March 31, 2026, our cash resources were $168.3 million. We believe that our current cash and cash equivalents, restricted cash and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 1,312,283 shares of our common stock under the ATM Agreement and received $6.8 million of net proceeds during the three months ended March 31, 2025. There were no sales of our common stock under the ATM agreement during the three months ended March 31, 2026. Under the ATM Agreement and as of March 31, 2026, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

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

We may incur losses for the next several years as we continue to invest in commercialization, product research and development, preclinical studies, clinical trials, and regulatory compliance and cannot assure that we will ever be able to generate sufficient product sales or royalty revenue to achieve profitability on a sustained basis, or at all.

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

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates, and the differences could be material. For a discussion of the critical accounting estimates that affect the unaudited condensed consolidated financial statements, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of March 31, 2026, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 should be carefully considered.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as follows:

On January 21, 2026, Joseph Vazzano, the Company’s chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of all net vested shares issued to Mr. Vazzano upon the vesting of 99,036 restricted stock awards. The duration of the arrangement is until April 26, 2027 or the date on which the transactions under the arrangement are completed.

On February 4, 2026, Eric Crombez, M.D., a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 63,456 shares of our common stock. The duration of the arrangement is until May 7, 2027, or the date on which the transactions under the arrangement are completed.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date: May 13, 2026	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

