Form 10-Q
period 2026-06-30
ABEONA THERAPEUTICS INC.
filed 2026-08-13
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2026 was 57,184,017 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended June 30, 2026

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

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN® and any future product candidates; our ability to successfully commercialize and market ZEVASKYN® and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to manufacture sufficient batches of ZEVASKYN® to meet demand; our ability to manufacture ZEVASKYN® batches that meet certain product release specifications that were required by FDA at the time of BLA approval and implemented based on a limited clinical dataset; the FDA’s willingness to revise such release specifications to reflect real-world manufacturing experience; our ability to manufacture from provided biopsy material a ZEVASKYN® batch for which revenue may ultimately be recognized, which depends on such factors as qualified treatment centers obtaining biopsy samples from ZEVASKYN® patients of sufficient quality to act as starting material for manufacturing ZEVASKYN®, patient-to-patient variability in cell growth during the ZEVASKYN® manufacturing process, patient health deterioration in close proximity to ZEVASKYN® treatment such that treatment is no longer possible, and expiration of ZEVASKYN®’s 84-hour shelf-life before surgical application of ZEVASKYN® can be performed; our ability to activate additional qualified treatment centers to administer ZEVASKYN® on patients; the ability of qualified treatment centers to enroll patients for treatment or administer ZEVASKYN® on patients; our ability submit an investigational new drug application for ABO-701 and enroll patients in new clinical trials; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party; and macroeconomic uncertainty resulting from changes to U.S. trade policy, including current or future tariffs or other trade restrictions.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$56,229	$78,437
Short-term investments	90,597	112,967
Accounts receivable, net	9,394	6,147
Inventory	5,921	5,493
Other receivables	495	568
Prepaid expenses and other current assets	1,942	1,294
Total current assets	164,578	204,906
Property and equipment, net	10,152	9,921
Operating lease right-of-use assets	3,950	3,962
Other assets	827	781
Total assets	$179,507	$219,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,994	$7,889
Accrued expenses	7,197	8,467
Current portion of long-term debt	13,333	12,222
Current portion of operating lease liability	1,280	864
Accrued taxes and other current liabilities	2	128
Total current liabilities	24,806	29,570
Long-term operating lease liabilities	3,604	4,069
Long-term debt	1,655	7,813
Deferred revenue	677	—
Warrant liabilities	20,707	18,902
Total liabilities	51,449	60,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 57,225,919 and 55,043,413 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	572	550
Additional paid-in capital	906,906	900,603
Accumulated deficit	(779,341)	(742,075)
Accumulated other comprehensive (loss) income	(79)	138
Total stockholders’ equity	128,058	159,216
Total liabilities and stockholders’ equity	$179,507	$219,570

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenues:
Product revenue, net	$11,380	$—	$20,100	$—
License and other revenues	—	400	—	400
Total revenues	11,380	400	20,100	400

Costs and expenses:
Cost of sales	4,177	—	6,873	—
Royalties	—	100	—	100
Research and development	5,021	5,943	14,576	15,884
Selling, general and administrative	15,835	17,149	35,337	26,935
Total costs and expenses	25,033	23,192	56,786	42,919

Loss from operations	(13,653)	(22,792)	(36,686)	(42,519)

Interest income	1,355	1,027	2,709	2,337
Interest expense	(696)	(957)	(1,526)	(1,955)
Change in fair value of warrant liabilities	(7,191)	(5,388)	(1,805)	1,857
Gain from sale of priority review voucher, net	—	152,366	—	152,366
Other (loss) income, net	(6)	89	44	230
(Loss) income before income taxes	(20,191)	124,345	(37,264)	112,316
Income tax expense	—	15,512	2	15,512
Net (loss) income	$(20,191)	$108,833	$(37,266)	$96,804

Basic (loss) income per common share	$(0.35)	$2.07	$(0.66)	$1.89
Dilutive (loss) income per common share	$(0.35)	$1.71	$(0.66)	$1.47

Weighted average number of common shares outstanding:
Basic	57,048,385	52,524,510	56,835,833	51,159,240
Dilutive	57,048,385	66,640,620	56,835,833	65,111,330

Other comprehensive (loss) income:
Change in unrealized losses related to available-for-sale debt securities	(58)	22	(217)	(53)
Comprehensive (loss) income	$(20,249)	$108,855	$(37,483)	$96,751

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

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity, Continued

($ in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2026	56,866,381	$568	$903,542	$(759,150)	$(21)	$144,939
Stock-based compensation expense	—	—	3,369	—	—	3,369
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	179,706	2	(3)	—	—	(1)
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	179,832	2	(2)	—	—	—
Net loss	—	—	—	(20,191)	—	(20,191)
Other comprehensive loss	—	—	—	—	(58)	(58)
Balance at June 30, 2026	57,225,919	$572	$906,906	$(779,341)	$(79)	$128,058

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2025	55,043,413	$550	$900,603	$(742,075)	$138	$159,216
Stock-based compensation expense	—	—	6,326	—	—	6,326
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	2,002,674	20	(21)	—	—	(1)
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	179,832	2	(2)	—	—	—
Net loss	—	—	—	(37,266)	—	(37,266)
Other comprehensive loss	—	—	—	—	(217)	(217)
Balance at June 30, 2026	57,225,919	$572	$906,906	$(779,341)	$(79)	$128,058

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(37,266)	$96,804
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	1,355	1,078
Stock-based compensation expense	6,326	5,531
Change in fair value of warrant liabilities	1,805	(1,857)
Accretion and interest on short-term investments	90	290
Amortization of right-of-use lease assets	347	505
Non-cash interest	509	598
Gain from sale of priority review voucher	—	(152,366)
Change in operating assets and liabilities:
Accounts receivable	(3,247)	—
Inventory	(428)	(2,686)
Other receivables	73	22
Prepaid expenses and other current assets	(648)	(947)
Other assets	(46)	(242)
Accounts payable and accrued expenses	(6,337)	1,301
Lease liabilities	(384)	(667)
Deferred revenue	677	—
Accrued taxes and other current liabilities	(126)	15,450
Net cash used in operating activities	(37,300)	(37,186)

Cash flows from investing activities:
Proceeds from sale of priority review voucher, net of transaction costs of $2.6 million	—	152,366
Capital expenditures	(1,414)	(4,302)
Purchases of short-term investments	(43,706)	(68,499)
Proceeds from maturities of short-term investments	65,769	80,536
Net cash provided by investing activities	20,649	160,101

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	17,300
Payments related to net settlement of restricted share awards	(1)	(37)
Payments of long-term debt	(5,556)	—
Net cash (used in) provided by financing activities	(5,557)	17,263

Net (decrease) increase in cash, cash equivalents and restricted cash	(22,208)	140,178
Cash, cash equivalents and restricted cash at beginning of period	78,437	23,695
Cash, cash equivalents and restricted cash at end of period	$56,229	$163,873

Supplemental cash flow information:
Cash and cash equivalents	$56,229	$163,535
Restricted cash	—	338
Total cash, cash equivalents and restricted cash	$56,229	$163,873

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$335	$1,097
Changes in accrued property and equipment	$107	$1,364
Cash paid for interest	$1,017	$1,358

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ABEONA THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Background

Abeona Therapeutics Inc. (together with the Company’s subsidiaries, “Abeona” or the “Company”), a Delaware corporation, is a commercial-stage biopharmaceutical company developing cell and gene therapies for life-threatening diseases. On April 28, 2025, the U.S. Food and Drug Administration (“FDA”) approved ZEVASKYN® (prademagene zamikeracel) gene-modified cellular sheets, also known as ZEVASKYN, as the first and only autologous cell-based gene therapy for the treatment of wounds in adult and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”), a serious and debilitating genetic skin disease. The Company’s development portfolio also features ABO-701, a recently licensed, radically novel engineered T-cell therapy, targeting Prostate-Specific Membrane Antigen (“PSMA”) to treat prostate cancer.

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

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for ZEVASKYN and other product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing selling, general and administrative support for these operations.

As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception, other than the year ended December 31, 2025, with the gain on sale of its Priority Review Voucher (“PRV”). The Company anticipates such losses and negative cash flows will continue until ZEVASKYN can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through June 30, 2026, the Company has relied primarily on its sale of equity securities, its proceeds from the sale of its PRV, its proceeds from sales of ZEVASKYN, its proceeds from credit facilities, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and licensing revenue and is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company reviews the credit quality of its accounts receivable by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company has no historical write-offs of its accounts receivable, and the Company has determined that an allowance for credit losses is not required as of June 30, 2026.

Accounts receivable, net comprises the following categories (in thousands):

	June 30, 2026	December 31, 2025

Product sales	$9,394	$3,147
License revenues	—	3,000
Total accounts receivable, net	$9,394	$6,147

Other receivables

Other receivables include employee retention credits, sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of June 30, 2026 and December 31, 2025, the Company had employee retention credits receivables of $0.4 million and $0.5 million, respectively which were recorded in other receivables and as a component of other income, net in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Inventory and Costs of Sales

The Company capitalizes inventory costs associated with products when future economic benefit is expected to be realized. These costs consist of raw materials, manufacturing-related costs, personnel costs, facility costs, and other indirect overhead costs. Prior to receiving FDA approval for ZEVASKYN in April 2025, the Company expensed costs related to inventory for clinical and pre-commercial purposes directly to research and development expense. Following the FDA’s approval of ZEVASKYN, the Company began capitalizing inventory related to commercialized products held for sale, in-process of production for sale, and raw materials to be used in the manufacturing of inventory.

The Company values its inventory at the lower-of-cost and net realizable value, on a first-in, first-out basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventory in the period in which they are identified. Such impairment charges, should they occur, are recorded within cost of sales.

During the three and six months ended June 30, 2026, cost of sales includes inventory, period costs related to overhead and manufacturing costs of ZEVASKYN, and royalties due to our licensor. Prior to receiving FDA approval in April 2025, costs associated with the manufacturing of ZEVASKYN were expensed as research and development costs.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of June 30, 2026, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury, U.S. federal agencies and certificates of deposits, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company’s accounts receivables are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of June 30, 2026, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

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

Product Revenue

The Company generates revenue from sales in the United States of its commercially approved ZEVASKYN. The Company’s customers for ZEVASKYN are qualified treatment centers. Revenue from product sales is a single performance obligation recognized at the point in time when the customer obtains control of the product, which is typically upon the completion of a final quality inspection of the product at the qualified treatment center. There is no obligation for the qualified treatment centers to use ZEVASKYN, and the Company has no contractual right to receive payment until the final quality inspection of the product at the qualified treatment centers and transfer of control is completed.

The Company is a party to various commercial arrangements and government programs, which include payor rebates, co-payment assistance and prompt pay discounts, which impact the transaction price and represent forms of variable consideration. Revenue from product sales is reduced at the time of recognition for these forms of variable consideration. The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN could be made, expires. The Company deferred $0.3 million and nil for the three months ended June 30, 2026 and 2025, respectively and $0.7 million and nil for the six months ended June 30, 2026 and 2025, respectively.

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

Royalties

The Company has license agreements with various third parties. Under these agreements, the Company is obligated to pay royalty payments based on a percentage of net sales or sublicense revenues. Royalties are included in either accounts payable or accrued expenses in the condensed consolidated balance sheets. See Note 13 – License/Supplier Agreements for details of the Company’s license agreements and resulting royalties recognized.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share. Diluted net (loss) income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and if-converted method. Dilutive potential securities result from outstanding restricted stock, stock options, stock purchase warrants and conversion features in the Company’s loan agreement. When the Company has a net loss during the period, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per share computations are as follows (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income used for basic net income (loss) per share	$(20,191)	$108,833	$(37,266)	$96,804
Effect of dilutive securities:
Fair value adjustments for warrant and derivative liabilities	—	4,834	—	(1,180)
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$(20,191)	$113,667	$(37,266)	$95,624

Denominator:
Weighted average number of common shares outstanding - basic	57,048,385	52,524,510	56,835,833	51,159,240
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	—	176,173	—	176,273
Shares of common stock underlying restricted stock	—	5,126,127	—	4,962,006
Shares of common stock issuable upon exercise of warrants	—	8,199,559	—	8,199,560
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	614,251	—	614,251
Dilutive potential common shares	—	14,116,110	—	13,952,090
Denominator for dilutive net (loss) income per share - adjusted weighted average shares used in computing net (loss) income per share - dilutive	57,048,385	66,640,620	56,835,833	65,111,330

Earnings per share:
Basic (loss) income per common share	$(0.35)	$2.07	$(0.66)	$1.89
Dilutive (loss) income per common share	$(0.35)	$1.71	$(0.66)	$1.47

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Shares of common stock issuable upon exercise of stock options	168,670	—	168,670	—
Shares of common stock underlying restricted stock	4,747,485	—	4,747,485	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	—	614,251	—
Shares of common stock issuable upon exercise of warrants	8,156,208	1,788,000	8,156,208	1,788,000
Total	13,686,614	1,788,000	13,686,614	1,788,000

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

NOTE 3 – REVENUE

Revenue comprises the following categories (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Product revenue, net	$11,380	$—	$20,100	$—
License and other revenues	—	400	—	400
Total revenues	$11,380	$400	$20,100	$400

Allowances and discounts

Revenue from product sales is reduced at the time of recognition for payor rebates, prompt pay discounts and co-payment assistance, which are attributed to various commercial arrangements and government programs. The following table summarizes changes in allowances and discounts for the six months ended June 30, 2026 (in thousands):

	Rebates	Prompt Pay	Co-payment Assistance	Total

Balance at December 31, 2025	$727	$—	$—	$727
Provisions	916	236	100	1,252
Payments/Credits	(727)	(189)	(3)	(919)
Balance at June 30, 2026	$916	$47	$97	$1,060

Rebate and co-payment assistance accruals are included in accrued expenses on the condensed consolidated balance sheets. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Provision for rebates, prompt pay and other co-payment assistance are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive (loss) income.

Deferred revenue

The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN could be made, expires.

The following table provides a summary of the activity on the deferred revenue (in thousands):

Deferred revenue balance as of December 31, 2025	$—
Additions to deferred revenue during the period	677
Revenue recognized during the period	—
Deferred revenue balance as of June 30, 2026	$677

NOTE 4 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$17,232	—	(14)	$17,218
U.S. federal agency securities	4,444	—	(22)	4,422
Certificates of deposit	69,000	—	(43)	68,957
Total available-for-sale, short-term investments	$90,676	—	(79)	$90,597

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$25,057	31	—	$25,088
U.S. federal agency securities	17,772	2	—	17,774
Certificates of deposit	70,000	105	—	70,105
Total available-for-sale, short-term investments	$112,829	138	—	$112,967

As of June 30, 2026, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of June 30, 2026, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30, 2026.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2026 or 2025.

NOTE 5 – INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials	$5,279	$5,493
Work-in-progress	642	—
Finished goods	—	—
Total inventory	$5,921	$5,493

For the three and six months ended June 30, 2026 and 2025, there were no inventory write-downs.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Laboratory equipment	$11,025	$10,061
Furniture, software and office equipment	2,159	1,962
Leasehold improvements	15,482	15,116
Construction-in-progress	59	—
Total property and equipment, cost	28,725	27,139
Less: accumulated depreciation	(18,573)	(17,218)
Total property and equipment, net	$10,152	$9,921

Depreciation and amortization on property and equipment was $0.7 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively and $1.4 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company capitalized into inventory $0.2 million and $0.1 million relating to depreciation associated with manufacturing equipment and production facilities for the three months ended June 30, 2026 and 2025, respectively and $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The capitalized costs are added to inventory and are expensed through cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income upon the commercial sale of ZEVASKYN.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement (as Defined in Note 10 – Debt) as of June 30, 2026 and December 31, 2025, was $16.0 million and $21.2 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at June 30, 2026	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$55,546	$55,546	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	17,218	17,218	—	—
U.S. federal agency securities	4,422	—	4,422	—
Certificates of deposit	68,957	—	68,957	—
Total assets measured at fair value	$146,325	$72,946	$73,379	$—

Liabilities
Warrant liabilities	$20,707	$—	$—	$20,707
Total liabilities measured at fair value	$20,707	$—	$—	$20,707

Description	Fair Value at December 31, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$73,854	$73,854	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	25,088	25,088	—	—
U.S. federal agency securities	17,774	—	17,774	—
Certificates of deposit	70,105	—	70,105	—
Total assets measured at fair value	$187,003	$99,124	$87,879	$—

Liabilities
Warrant liabilities	$18,902	$—	$—	$18,902
Total liabilities measured at fair value	$18,902	$—	$—	$18,902

Warrant Liabilities

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding warrants that are classified as liabilities:

	June 30, 2026	December 31, 2025

Warrants issued as part of the 2021 public offering, expiration date December 2026, exercise price of $9.75 per share	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering, expiration date November 2027, exercise price $4.75 per share	5,762,053	5,762,503
Warrants issued as part of the 2024 Loan Agreement, expiration date January 2029, exercise price $4.07 per share	589,681	589,681
Warrants issued as part of the 2024 Loan Agreement Amendment, expiration date July 2030, exercise price $6.07 per share	16,474	16,474

The common stock warrants related to the 2021 public offering, the 2022 private placement, and the common stock warrants issued in connection with the Loan Agreement and the Loan Agreement Amendment, are not indexed to the Company’s own stock and therefore have been classified as liabilities at their estimated fair value. Changes in the estimated fair value of the warrant liabilities are recorded as changes in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive (loss) income.

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2025	$18,902
Issuance of warrants	—
Loss recognized in earnings from change in fair value	1,805
Warrant liabilities as of June 30, 2026	$20,707

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	June 30, 2026	December 31, 2025

Common share price	$6.18	$5.27
Expected term (years)	0.47 – 4.05	0.96 – 4.54
Risk-free interest rate (%)	3.91% – 4.09%	3.41% – 3.63%
Volatility (%)	77.22% – 100.00%	78.97% – 100.00%
Expected dividend yield (%)	0%	0%

NOTE 8 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	June 30, 2026	December 31, 2025

Accrued employee compensation	$4,370	$5,636
Accrued contracted services and other	1,911	2,104
Accrued rebates	916	727
Total accrued expenses	$7,197	$8,467

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

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	June 30, 2026	December 31, 2025

Current operating lease liability	$1,280	$864
Non-current operating lease liability	3,604	4,069
Total operating lease liability	$4,884	$4,933

Lease costs and rent are reflected in selling, general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income, as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Operating lease cost	$282	$380	$563	$752
Variable lease cost	158	79	340	195
Short-term lease cost	14	11	29	19
Total operating lease costs	$454	$470	$932	$966

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended June 30, 2026 and 2025, and $0.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2026, remainder	$633
2027	1,295
2028	1,325
2029	1,357
2030	1,387
Total undiscounted operating lease payments	5,997
Less: imputed interest	1,113
Present value of operating lease liabilities	$4,884

The weighted-average remaining term of the Company’s operating leases was 54 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.1% as of June 30, 2026.

NOTE 10 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	June 30, 2026	December 31, 2025

Loan Agreement Principal	$14,444	$20,000
Accreted final payment fee	863	711
Unamortized debt issuance costs and discounts	(319)	(676)
Total long-term debt	14,988	20,035
Less: current maturities	13,333	12,222
Long-term debt, net of current maturities	$1,655	$7,813

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN in RDEB, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027. As of June 30, 2026, there are no available tranches.

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 11.75%. The stated interest rate and effective interest rate as of June 30, 2026 was 11.75% and 18.42%, respectively.

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

The future payment obligations of the principal are as follows as of June 30, 2026 (in thousands):

2026, remainder	$6,666
2027	7,778
Total principal	$14,444

NOTE 11 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and six months ended June 30, 2026, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 4, 2026, 179,832 of the 2024 Pre-Funded Warrants were exercised leaving 2,314,349 2024 Pre-Funded Warrants outstanding as of June 30, 2026. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2026 given their nominal exercise price.

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

The Company sold 2,198,606 shares of its common stock under the ATM Agreement during the three months ended June 30, 2025 resulting in net proceeds of $10.5 million during the three months ended June 30, 2025. The Company sold 3,510,889 shares of its common stock under the ATM Agreement during the six months ended June 30, 2025 resulting in net proceeds of $17.3 million during the six months ended June 30, 2025. There were no sales of common stock under the ATM Agreement during the three and six months ended June 30, 2026.

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

As of June 30, 2026, there were 5,762,053 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and six months ended June 30, 2026, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. As of June 30, 2026, there were 2,619,140 2023 Pre-Funded Warrants outstanding. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the for the three and six months ended June 30, 2026 given their nominal exercise price.

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

NOTE 12 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. On June 12, 2026, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 8,400,000 to 11,500,000 shares. As of June 30, 2026, there were 4,540,249 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of June 30, 2026, there were 62,354 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Research and development	$294	$232	$517	$902
Selling, general and administrative	3,075	2,598	5,809	4,629
Total stock-based compensation expense	$3,369	$2,830	$6,326	$5,531

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

The Company did not grant any stock options in the six months ended June 30, 2026 and 2025.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the six months ended June 30, 2026.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2025	176,019	$38.72	4.85	$5
Granted	—	$—	—	$—
Cancelled/forfeited	(7,349)	$24.42	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2026	168,670	$39.34	2.89	$8
Exercisable	168,670	$39.34	2.89	$8
Unvested	—	$—	—	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2026, there was no unrecognized compensation cost related to non-vested option awards not yet recognized.

Restricted Stock

The following table summarizes restricted stock award activity during the six months ended June 30, 2026:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2025	4,180,981	$4.96
Granted	2,265,911	$5.30
Cancelled/forfeited	(263,015)	$5.13
Vested	(1,436,392)	$4.90
Outstanding at June 30, 2026	4,747,485	$5.13

As of June 30, 2026, there was $17.9 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.9 years. The total fair value of restricted stock awards that vested was $7.0 million during the six months ended June 30, 2026.

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

The payment terms of the Initial Agreement include (i) an upfront payment of $7.0 million at contract execution, and (ii) up to $1.0 million of future event-based milestone payments. The event-based milestone payments are based on certain development and regulatory events occurring. As the License Grant relates to in-process research and development and does not have an alternative future use, the upfront payment was expensed as incurred to research and development expenses during the three months ended March 31, 2026. The milestone payments will be recognized when the underlying regulatory events are considered probable to occur.

License Agreement Relating to Recessive Dystrophic Epidermolysis Bullosa (RDEB)

In 2016, the Company entered into two licensing agreements between the Company and The Board of Trustees of Leland Stanford Junior University (“Stanford”) to develop EB-101 (LZRSE-Col7A1 Engineered Autologous Epidermal Sheets (LEAES)) and EB-201 (AAV DJ COL7A1) and to license the invention “Gene Therapy for Recessive Dystrophic EB using Genetically Corrected Autologous Keratinocytes.” Under the terms of the licensing agreements, the Company paid an upfront of licensing fees in cash and is subject to annual license maintenance fees. In addition, the Company is subject to the achievement of certain milestones, regulatory approval milestone payments, and royalty payments in the low single digit percentage on annual net sales of the licensed product. Royalty payments are included in cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income.

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

As of June 30, 2026, the Company did not have any contract assets or contract liabilities as a result of this transaction. As of December 31, 2025, the Company had $3.0 million included in accounts receivable in the condensed consolidated balance sheet as a result of clinical milestones achieved by our sublicensor as per the sublicense agreement noted above.

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

The accounting policies of the commercial-stage biopharmaceutical segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the commercial-stage biopharmaceutical segment based on net (loss) income, which is reported on the consolidated statements of operations and comprehensive (loss) as consolidated net (loss) income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the chief operating decision maker and are reported on the consolidated statements of cash flows.

To date, the Company has generated limited product revenue. The Company will continue to incur significant expenses and operating losses until ZEVASKYN can provide sufficient revenue for the Company to be profitable. As such, the CODM uses cash forecast models in deciding how to invest into the commercial-stage biopharmaceutical segment. Such cash forecast models are reviewed to make decisions about allocating resources and assessing the entity-wide operating results and performance. Net (loss) income is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used to make decisions about allocating resources, assessing the performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenues:
Product revenue, net	$11,380	$—	$20,100	$—
License and other revenues	—	400	—	400
Total revenues	11,380	400	20,100	400

Cost of sales	4,177	—	6,873	—
Royalties	—	100	—	100

Research and development costs:
Salaries & related costs	1,926	2,235	3,659	6,916
Non-cash stock-based compensation	294	232	517	902
Other research and development costs (a)	2,801	3,476	10,400	8,066
Total research and development costs	5,021	5,943	14,576	15,884

Selling, general and administrative costs:
Salaries & related costs	7,254	7,456	15,599	11,109
Non-cash stock-based compensation	3,075	2,598	5,809	4,629
Commercial costs	2,015	2,290	3,817	3,497
Other selling, general and administrative costs (b)	3,491	4,805	10,112	7,700
Total selling, general and administrative costs	15,835	17,149	35,337	26,935

Other segment items, net (c)	(6,538)	131,625	(580)	139,323
Net (loss) income	$(20,191)	$108,833	$(37,266)	$96,804

(a)	Other research and development costs include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other selling, general and administrative costs primarily consist of office facility costs, public company reporting related costs, professional fees (e.g., legal expenses), regulatory costs, production costs not attributable to cost of sales and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items include interest income, interest expense, change in fair value of warrant liabilities, gain on sale of priority review voucher, other income and income tax (benefit) expense.

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

OVERVIEW

We are a commercial-stage biopharmaceutical company developing cell and gene therapies for serious diseases. Abeona’s ZEVASKYN® (“prademagene zamikeracel”) is the first and only autologous cell-based gene therapy for the treatment of wounds in adults and pediatric patients with recessive dystrophic epidermolysis bullosa (“RDEB”). Our fully integrated cell and gene therapy cGMP manufacturing facility in Cleveland, Ohio serves as the manufacturing site for ZEVASKYN commercial production. Our development portfolio features ABO-701 (“PSMA-SIR-T™”), a potentially first-in-class engineered T-cell therapy targeting PSMA, engineered to overcome the core failures of cell therapies in solid tumors.

Recent Developments

Qualified Treatment Center Activations

On July 21, 2026, we announced activation of Cincinnati Children’s as the newest qualified treatment center for the administration of ZEVASKYN. This represents the seventh available qualified treatment center for the administration of ZEVASKYN.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2026 and June 30, 2025

	For the three months ended June 30,		Change
($ in thousands)	2026	2025	$	%

Revenues:
Product revenue, net	$11,380	$—	$11,380	100%
License and other revenues	—	400	(400)	(100)%
Total revenues	11,380	400	10,980	2,745%

Costs and expenses:
Cost of sales	$4,177	$—	$4,177	100%
Royalties	—	100	(100)	(100)%
Research and development	5,021	5,943	(922)	(16)%
Selling, general and administrative	15,835	17,149	(1,314)	(8)%
Total costs and expenses	25,033	23,192	1,841	8%

Loss from operations	(13,653)	(22,792)	9,139	(40)%

Interest income	1,355	1,027	328	32%
Interest expense	(696)	(957)	261	(27)%
Change in fair value of warrant liabilities	(7,191)	(5,388)	(1,803)	33%
Gain from sale of priority review voucher, net	—	152,366	(152,366)	(100)%
Other (loss) income, net	(6)	89	(95)	(107)%
(Loss) income before income taxes	(20,191)	124,345	(144,536)	(116)%
Income tax expense	—	15,512	(15,512)	(100)%
Net (loss) income	$(20,191)	$108,833	$(129,024)	(119)%

Product revenue, net

Product revenue, net, resulting from the sale of ZEVASKYN, for the three months ended June 30, 2026 was $11.4 million. There was no product revenue for the three months ended June 30, 2025 as the approval by the FDA for ZEVASKYN occurred in April of 2025 and we recorded our first sale in December of 2025.

License and other revenues

License and other revenues for the three months ended June 30, 2026 was nil as compared to $0.4 million for the same period of 2025. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Cost of sales

Cost of sales during the three months ended June 30, 2026 was $4.2 million and primarily includes costs associated with the commercial sale of ZEVASKYN including royalties due to our licensor, Stanford. There was no cost of sales in the same period of 2025, as ZEVASKYN was approved by the FDA in April 2025 and we recorded our first sale in December of 2025.

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

Total research and development spending for the three months ended June 30, 2026 was $5.0 million, as compared to $5.9 million for the same period of 2025, a decrease of $0.9 million. The reduction in expenses was primarily due to costs capitalized into inventory and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN in April of 2025.

We expect our research and development activities to increase as we work towards advancing our other product candidate towards potential regulatory approval, reflecting costs associated with the following:

●	employee and consultant-related expenses;
●	preclinical and developmental costs;
●	clinical trial costs;
●	development and regulatory milestones associated with licensing agreements;
●	the cost of acquiring and manufacturing clinical trial materials; and
●	costs associated with regulatory approvals.

Selling, general and administrative

Selling, general and administrative expenses primarily consist of payroll and personnel costs, office facility costs, public company reporting related costs, professional fees (e.g., legal expenses), selling and commercialization costs and other general operating expenses not otherwise included in research and development expenses. We expect our selling, general, and administrative costs to continue to increase as we expand our commercialization of ZEVASKYN.

Total selling, general and administrative expenses were $15.8 million for the three months ended June 30, 2026, as compared to $17.1 million for the same period of 2025, a decrease of $1.3 million. The decrease in expenses was primarily due to $0.9 million of costs that were allocated to costs of sales related to overhead costs and a reduction in recruiting costs of $0.4 million as we had fewer increases in new employees.

Interest income

Interest income was $1.4 million for the three months ended June 30, 2026, as compared to $1.0 million in the same period of 2025. The increase resulted from increased average short-term investment balances.

Interest expense

Interest expense was $0.7 million for the three months ended June 30, 2026 compared to $1.0 million in the same period of 2025. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment plus a reduction of the principal loan amount due to principal payments made in 2026.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a loss of $7.2 million for the three months ended June 30, 2026. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The loss in the fair value of warrant liabilities was primarily due to the increase in our stock price over the quarter offset by a shorter term of the outstanding warrants.

The change in fair value of warrant liabilities was a loss of $5.4 million for the three months ended June 30, 2025. The loss in the fair value of warrant liabilities was primarily due to the increase in our stock price year over year offset by a shorter term of the outstanding warrants.

Gain from sale of priority review voucher, net

In May 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN™. We received gross proceeds of $155.0 million during the three months ended June 30, 2025 and recognized a gain from the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other (loss) income, net

Other (loss) income, net consisted of a loss of $6,000 for the three months ended June 30, 2026, as compared to income of $89,000 in the same period of 2025. The decrease was primarily a result of not having sublease income in 2026. The sublease of our New York office ended in September of 2025.

Income tax expense

We did not record an income tax expense for the three months ended June 30, 2026 as we generated sufficient tax losses, after consideration of discrete items.

We recorded a current income tax expense of $15.5 million for the three months ended June 30, 2025. The current income tax expense for the three months ended June 30, 2025 was driven by pre-tax income from the gain on sale of priority review voucher, resulting in $14.6 million of federal income tax expense and $0.9 million of state income tax expense. This was subsequently reduced in the third quarter of 2025 as a result of the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced the Company’s taxable income and resulting income tax expense for the year ended December 31, 2025.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

	For the six months ended June 30,		Change
($ in thousands)	2026	2025	$	%

Revenues:
Product revenue, net	$20,100	$—	$20,100	100%
License and other revenues	—	400	(400)	(100)%
Total revenues	20,100	400	19,700	4,925%

Costs and expenses:
Cost of sales	$6,873	$—	$6,873	100%
Royalties	—	100	(100)	(100)%
Research and development	14,576	15,884	(1,308)	(8)%
Selling, general and administrative	35,337	26,935	8,402	31%
Total costs and expenses	56,786	42,919	13,867	32%

Loss from operations	(36,686)	(42,519)	5,833	(14)%

Interest income	2,709	2,337	372	16%
Interest expense	(1,526)	(1,955)	429	(22)%
Change in fair value of warrant liabilities	(1,805)	1,857	(3,662)	(197)%
Gain from sale of priority review voucher, net	—	152,366	(152,366)	(100)%
Other income, net	44	230	(186)	(81)%
(Loss) income before income taxes	(37,264)	112,316	(149,580)	(133)%
Income tax expense	2	15,512	(15,510)	(100)%
Net (loss) income	$(37,266)	$96,804	$(134,070)	(138)%

Product revenue, net

Product revenue, net, resulting from the sale of ZEVASKYN, for the six months ended June 30, 2026 was $20.1 million. There was no product revenue for the six months ended June 30, 2025 as the approval by the FDA for ZEVASKYN occurred in April of 2025 and we recorded our first sale in December of 2025.

License and other revenues

License and other revenues for the six months ended June 30, 2026 was nil as compared to $0.4 million for the same period of 2025. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Cost of sales

Cost of sales during the six months ended June 30, 2026 was $6.9 million and primarily includes costs associated with the commercial sale of ZEVASKYN including royalties due to our licensor, Stanford. There was no cost of sales in the same period of 2025, as ZEVASKYN was approved by the FDA in April 2025 and we recorded our first sale in December of 2025.

Royalties

Total royalty expense for the six months ended June 30, 2026 was nil as compared to $0.1 million for the same period of 2025. Royalties in 2025 consisted of amounts owed to the University of North Carolina at Chapel Hill resulting from the milestones due from the exercise of an option by a third party to license certain of our AAV capsids.

Research and development

Total research and development spending for the six months ended June 30, 2026 was $14.6 million, as compared to $15.9 million for the same period of 2025, a decrease of $1.3 million. In March 2026, we entered a license and joint development agreement related to PSMA SIR-T™ which included an upfront payment of $7.0 million that was included in research and development expenses. Excluding this transaction, research and development spending decreased $8.3 million. The reduction in expenses was primarily due to costs capitalized into inventory and, engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN in April of 2025.

Selling, general and administrative

Total selling, general and administrative expenses were $35.3 million for the six months ended June 30, 2026, as compared to $26.9 million for the same period of 2025, an increase of $8.4 million. The increase in expenses was primarily due to increases in salaries and stock-based compensation of $5.7 million due to new hires, $1.9 million of costs related to engineering runs with the remainder due to other commercial costs related to our continued commercialization efforts upon FDA approval in April of 2025.

Interest income

Interest income was $2.7 million for the six months ended June 30, 2026, as compared to $2.3 million in the same period of 2025. The increase resulted from increased average short-term investment balances.

Interest expense

Interest expense was $1.5 million for the six months ended June 30, 2026 compared to $2.0 million in the same period of 2025. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment plus a reduction of the principal loan amount due to principal payments made in 2026.

Change in fair value of warrant and derivative liabilities

The change in fair value of warrant liabilities was a loss of $1.8 million for the six months ended June 30, 2026. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The loss in the fair value of warrant liabilities was primarily due to the increase in our stock price over the year offset by a shorter term of the outstanding warrants.

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

Other income, net

Other income, net consisted of $44,000 for the six months ended June 30, 2026, as compared to $0.2 million in the same period of 2025. The decrease was primarily a result of not having sublease income in 2026. The sublease of our NY office ended in September of 2025.

Income tax expense

We recorded a current income tax expense of $2,000 for the six months ended June 30, 2026 which included the impact of our generation of sufficient tax losses, after consideration of discrete items, to reduce our income tax expense for the period.

We recorded a current income tax expense of $15.5 million for the six months ended June 30, 2025. The current income tax expense for the six months ended June 30, 2025 was driven by pre-tax income from the gain on sale of priority review voucher, resulting in $14.6 million of federal income tax expense and $0.9 million of state income tax expense. This was subsequently reduced in the third quarter of 2025 as a result of the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced the Company’s taxable income and resulting income tax expense for the year ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2026 and 2025

	For the six months ended June 30,
($ in thousands)	2026	2025

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(37,300)	$(37,186)
Investing activities	20,649	160,101
Financing activities	(5,557)	17,263
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,208)	$140,178

Operating activities

Net cash used in operating activities was $37.3 million for the six months ended June 30, 2026, primarily comprised of our net loss of $37.3 million, decreases in operating assets and liabilities of $10.5 million and net non-cash charges of $10.4 million. Non-cash charges consisted primarily of $1.8 million of loss as a result of the change in fair value of warrant liabilities, $6.3 million of stock-based compensation and $1.4 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $20.6 million for the six months ended June 30, 2026, primarily comprised of proceeds from maturities of short-term investments of $65.8 million, offset by purchases of short-term investments of $43.7 million and capital expenditures of $1.4 million.

Net cash provided by investing activities was $160.1 million for the six months ended June 30, 2025, primarily comprised of net proceeds from sale of priority review voucher of $152.4 million, proceeds from maturities of short-term investments of $80.5 million, offset by purchases of short-term investments of $68.5 million and capital expenditures of $4.3 million.

Financing activities

Net cash used in financing activities was $5.6 million for the six months ended June 30, 2026, comprised of $5.6 million in payments on our long-term debt.

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

Our principal source of liquidity is cash, cash equivalents and short-term investments, collectively referred to as our cash resources. As of June 30, 2026, our cash resources were $146.8 million. We believe that our current cash and cash equivalents and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,510,889 shares of our common stock under the ATM Agreement and received $17.3 million of net proceeds during the six months ended June 30, 2025. There were no sales of our common stock under the ATM agreement during the six months ended June 30, 2026. Under the ATM Agreement and as of June 30, 2026, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

Since our inception and excluding the gain on sale of our priority review voucher, we have incurred negative cash flows from operations and have expended, and expect to continue to expend, substantial funds to complete our planned product development and commercialization efforts. Excluding the gain on sale of our priority review voucher, we have not been profitable since inception and to date have received limited revenues from the sale of products or licenses. As a result, we have incurred significant operating losses and negative cash flows from operations since our inception and anticipate such losses and negative cash flows will continue until ZEVASKYN can provide sufficient revenue for us to be profitable and cash flow generating.

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

Our future capital requirements and adequacy of available funds depend on many factors, including:

●	the successful commercialization of ZEVASKYN;
●	the successful development, regulatory approval and commercialization of our cell and gene therapy and other product candidates, including ABO-701;
●	the ability to establish and maintain collaborative arrangements with corporate partners for the research, development, and commercialization of products;
●	continued scientific progress in our research and development programs;
●	the magnitude, scope and results of preclinical testing and clinical trials;
●	the costs involved in filing, prosecuting, and enforcing patent claims;
●	the costs involved in conducting clinical trials;
●	competing technological developments;
●	the cost of manufacturing and scale-up;
●	the ability to establish and maintain effective commercialization arrangements and activities; and
●	the successful outcome of our regulatory filings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of June 30, 2026, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. There have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

For example, we manufactured a full batch of ZEVASKYN® following patient biopsy collection in August 2025 that, despite being bonafide drug product, could not be released because a rapid sterility assay, mandated by the FDA as a release assay during the final stage of the BLA review, initially yielded a false positive result for sterility. Although we resumed biopsy collection in November 2025 upon completion of assay optimization and the necessary regulatory submission for its implementation, this false positive caused a manufacturing rejection, which caused a delay in our launch of ZEVASKYN®.

We also manufactured a batch of ZEVASKYN® following patient biopsy collection in July 2026 that, despite being bonafide drug product, could not be released because a cellular identity test, mandated by the FDA as a release assay during the final stage of BLA review, was out of specification. The FDA authorized release of this batch of ZEVASKYN® to the treatment site under a single-patient IND, but would not authorize release of this batch as commercial product. We are currently working with the FDA toward revising the specification for this test, but we cannot guarantee that the FDA will accept our proposed revision. Additional or similar issues associated with manufacturing and testing can have an adverse impact on our business, financial condition, cash flow, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2026:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2026 - April 30, 2026	—	$—
May 1, 2026 - May 31, 2026	—	$—
June 1, 2026 - June 30, 2026	222	$5.67
	222	$5.67

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

10.1†	Exclusive (Equity) Agreement, between the Company and The Board of Trustees of the Leland Stanford Junior University, dated August 8, 2016.*

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date: August 13, 2026	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

