Form 10-Q
period 2026-09-30
ABEONA THERAPEUTICS INC.
filed 2026-11-09
CIK 318306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2026 was 57,146,840 shares.

ABEONA THERAPEUTICS INC.

Form 10-Q

For the Quarter Ended September 30, 2026

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) contains statements that express management’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. Such “forward-looking statements” speak only as of the date made and are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Company’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

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

Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated from time to time in the Company’s SEC filings, including this Quarterly Report on Form 10-Q. These factors include: our ability to maintain existing and obtain additional regulatory approvals of ZEVASKYN® and any future product candidates; our ability to successfully commercialize and market ZEVASKYN® and any future product candidates, if approved, and the timing of any commercialization and marketing efforts; our ability to manufacture sufficient batches of ZEVASKYN® to meet demand; our ability to manufacture ZEVASKYN® batches that meet certain product release specifications that were required by FDA at the time of BLA approval and implemented based on a limited clinical dataset; the FDA’s willingness to revise such release specifications to reflect real-world manufacturing experience; our ability to manufacture from provided biopsy material a ZEVASKYN® batch for which revenue may ultimately be recognized, which depends on such factors as qualified treatment centers obtaining biopsy samples from ZEVASKYN® patients of sufficient quality to act as starting material for manufacturing ZEVASKYN®, patient-to-patient variability in cell growth during the ZEVASKYN® manufacturing process, patient health deterioration in close proximity to ZEVASKYN® treatment such that treatment is no longer possible, and expiration of ZEVASKYN®’s 84-hour shelf-life before surgical application of ZEVASKYN® can be performed; our ability to activate additional qualified treatment centers to administer ZEVASKYN® on patients; the ability of qualified treatment centers to enroll patients for treatment or administer ZEVASKYN® on patients; our ability to realize the anticipated benefits of the Company’s acquisition of ABO-801, including the integration of ABO-801 into our business; that ABO-801 may not progress through clinical development or receive required regulatory approvals within expected timelines or at all; that clinical trials may not confirm any safety, potency or other product characteristics described or anticipated for ABO-801; that our use of the dysphagia symptom questionnaire (“DSQ”) in the next ABO-801 study may be unsuccessful; our ability to successfully conduct a Phase 3 clinical trial for ABO-801 and obtain FDA approval of, and successfully commercialize, ABO-801, if approved; our ability to obtain, maintain, defend, and enforce patent and other intellectual property protection for ABO-801, and to successfully defend against any third-party challenges to the validity, scope, or enforcement of such intellectual property; our ability to consummate the private placement transaction announced on November 9, 2026 or realize the anticipated benefits from the transaction; the risk that commercial demand for FAYUVI may be less than anticipated and we thus may not receive any milestone, royalty, or other payments from Ultragenyx pursuant to our licensing agreement; our ability submit an investigational new drug application for ABO-701 and enroll patients in new clinical trials; our ability to access additional financial resources and/or our financial flexibility to reduce operating expenses if required; our ability to obtain additional equity funding from current or new stockholders; the potential impact of unpredicted changes in the structure and/or administration of the United States government or its agencies; our ability to out-license technology and/or other assets, deferring and/or eliminating planned expenditures, restructuring operations and/or reducing headcount, and sales of assets; the dilutive effect that raising additional funds by selling additional equity securities would have on the relative equity ownership of our existing investors, including under our existing at-the-market sale agreement; the outcome of any interactions with the FDA or other regulatory agencies relating to any of our products or product candidates; our ability to continue to secure and maintain regulatory designations for our product candidates; our ability to develop manufacturing capabilities compliant with current good manufacturing practices for our product candidates; our ability to manufacture cell and gene therapy products and produce an adequate product supply to support clinical trials and potentially future commercialization; the rate and degree of market acceptance of our product candidates for any indication once approved; our ability to meet our obligations contained in license agreements to which we are party; and macroeconomic uncertainty resulting from changes to U.S. trade policy, including current or future tariffs or other trade restrictions.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$66,284	$78,437
Short-term investments	68,657	112,967
Accounts receivable, net	15,735	6,147
Inventory	4,664	5,493
Other receivables	478	568
Prepaid expenses and other current assets	1,899	1,294
Total current assets	157,717	204,906
Property and equipment, net	9,494	9,921
Operating lease right-of-use assets	3,886	3,962
Other assets	827	781
Total assets	$171,924	$219,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,410	$7,889
Accrued expenses	11,105	8,467
Current portion of long-term debt	11,845	12,222
Current portion of operating lease liability	1,320	864
Accrued taxes and other current liabilities	27	128
Total current liabilities	27,707	29,570
Long-term operating lease liabilities	3,464	4,069
Long-term debt	—	7,813
Deferred revenue	677	—
Warrant liabilities	14,200	18,902
Total liabilities	46,048	60,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 2,000,000 shares; No shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock - $0.01 par value; authorized 200,000,000 shares; 57,168,018 and 55,043,413 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	572	550
Additional paid-in capital	909,682	900,603
Accumulated deficit	(784,149)	(742,075)
Accumulated other comprehensive (loss) income	(229)	138
Total stockholders’ equity	125,876	159,216
Total liabilities and stockholders’ equity	$171,924	$219,570

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

($ in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenues:
Product revenue, net	$13,491	$—	$33,591	$—
License and other revenues	—	—	—	400
Total revenues	13,491	—	33,591	400

Costs and expenses:
Cost of sales	5,713	488	12,586	488
Royalties	—	—	—	100
Research and development	3,672	4,216	18,248	20,100
Selling, general and administrative	17,107	19,314	52,444	46,249
Total costs and expenses	26,492	24,018	83,278	66,937

Loss from operations	(13,001)	(24,018)	(49,687)	(66,537)

Interest income	2,263	1,672	4,972	4,009
Interest expense	(557)	(901)	(2,083)	(2,856)
Change in fair value of warrant liabilities	6,507	2,760	4,702	4,617
Gain from sale of priority review voucher, net	—	—	—	152,366
Other (loss) income, net	(2)	129	42	359
(Loss) income before income taxes	(4,790)	(20,358)	(42,054)	91,958
Income tax expense (benefit)	18	(15,197)	20	315
Net (loss) income	$(4,808)	$(5,161)	$(42,074)	$91,643

Basic (loss) income per common share	$(0.08)	$(0.10)	$(0.74)	$1.76
Dilutive (loss) income per common share	$(0.08)	$(0.10)	$(0.74)	$1.35

Weighted average number of common shares outstanding:
Basic	57,858,292	54,242,507	57,180,398	52,198,290
Dilutive	57,858,292	54,242,507	57,180,398	65,780,650
	-
Other comprehensive (loss) income:
Change in unrealized losses related to available-for-sale debt securities	(150)	55	(367)	2
Comprehensive (loss) income	$(4,958)	$(5,106)	$(42,441)	$91,645

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

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity, Continued

($ in thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2026	57,225,919	$572	$906,906	$(779,341)	$(79)	$128,058
Stock-based compensation expense	—	—	2,785	—	—	2,785
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	(57,901)	—	(9)	—	—	(9)
Net loss	—	—	—	(4,808)	—	(4,808)
Other comprehensive loss	—	—	—	—	(150)	(150)
Balance at September 30, 2026	57,168,018	$572	$909,682	$(784,149)	$(229)	$125,876

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2025	55,043,413	$550	$900,603	$(742,075)	$138	$159,216
Stock-based compensation expense	—	—	9,111	—	—	9,111
Issuance of common stock in connection with restricted share awards, net of cancellations and shares settled for tax withholding settlement	1,944,773	20	(30)	—	—	(10)
Issuance of common stock upon exercise of pre-funded warrants, net of shares settled	179,832	2	(2)	—	—	—
Net loss	—	—	—	(42,074)	—	(42,074)
Other comprehensive loss	—	—	—	—	(367)	(367)
Balance at September 30, 2026	57,168,018	$572	$909,682	$(784,149)	$(229)	$125,876

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Abeona Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(42,074)	$91,643
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	2,060	1,686
Stock-based compensation expense	9,111	8,220
Change in fair value of warrant liabilities	(4,702)	(4,617)
Accretion and interest on short-term investments	(43)	202
Amortization of right-of-use lease assets	523	785
Non-cash interest	699	868
Gain from sale of priority review voucher	—	(152,366)
Change in operating assets and liabilities:
Accounts receivable	(9,588)	—
Inventory	829	(4,850)
Other receivables	90	36
Prepaid expenses and other current assets	(605)	(1,066)
Other assets	(46)	(445)
Accounts payable and accrued expenses	(1,841)	2,302
Lease liabilities	(596)	(1,048)
Deferred revenue	677	—
Accrued taxes and other current liabilities	(101)	277
Net cash used in operating activities	(45,607)	(58,373)

Cash flows from investing activities:
Proceeds from sale of priority review voucher, net of transaction costs of $2.6 million	—	152,366
Capital expenditures	(1,633)	(6,822)
Purchases of short-term investments	(71,800)	(168,850)
Proceeds from maturities of short-term investments	115,786	118,780
Net cash provided by investing activities	42,353	95,474

Cash flows from financing activities:
Proceeds from ATM sales of common stock, net of issuance costs	—	17,300
Payments related to net settlement of restricted share awards	(10)	(37)
Payments of long-term debt	(8,889)	—
Proceeds from exercise of warrants	—	5,163
Net cash (used in) provided by financing activities	(8,899)	22,426

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,153)	59,527
Cash, cash equivalents and restricted cash at beginning of period	78,437	23,695
Cash, cash equivalents and restricted cash at end of period	$66,284	$83,222

Supplemental cash flow information:
Cash and cash equivalents	$66,284	$82,884
Restricted cash	—	338
Total cash, cash equivalents and restricted cash	$66,284	$83,222

Supplemental non-cash flow information:
Right-of-use asset obtained in exchange for new operating lease liabilities	$447	$1,319
Warrant additions associated with loan and security agreement	$—	$80
Reclassification of warrant liability to equity	$—	$4,911
Changes in accrued property and equipment	$(65)	$301
Cash paid for interest	$1,384	$1,988
Cash paid for taxes	$102	$—

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

As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception, other than the year ended December 31, 2025, with the gain on sale of its Priority Review Voucher (“PRV”). The Company anticipates such losses and negative cash flows will continue until ZEVASKYN can provide sufficient revenue for the Company to be profitable and generate positive cash flows. Through September 30, 2026, the Company has relied primarily on its sale of equity securities, its proceeds from the sale of its PRV, its proceeds from sales of ZEVASKYN, its proceeds from credit facilities, and strategic collaboration arrangements to finance its operations. The Company expects that its capital resources will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. The Company may need to raise additional capital to fully implement its business plans through the issuance of equity, borrowings, or strategic alliances with partner companies. However, if such financing is not available at adequate levels, the Company would need to reevaluate its operating plans.

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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and licensing revenue and is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company has no historical write-offs of its accounts receivable, and the Company has determined that an allowance for credit losses is not required as of September 30, 2026.

Accounts receivable, net comprises the following categories (in thousands):

	September 30, 2026	December 31, 2025

Product sales	$15,735	$3,147
License revenues	—	3,000
Total accounts receivable, net	$15,735	$6,147

Other receivables

Other receivables include employee retention credits, sublease rent receivables and other miscellaneous receivables that are expected to be collected within the next twelve months. As of September 30, 2026 and December 31, 2025, the Company had employee retention credits receivables of $0.4 million and $0.5 million, respectively which were recorded in other receivables and as a component of other income, net in the condensed consolidated statements of operations and comprehensive (loss) income.

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

During the three and nine months ended September 30, 2026, cost of sales includes inventory, period costs related to overhead and manufacturing costs of ZEVASKYN, and royalties due to our licensor. Prior to receiving FDA approval in April 2025, costs associated with the manufacturing of ZEVASKYN were expensed as research and development costs.

Credit Losses

The Company reviews its available-for-sale investments for credit losses on a collective basis by major security type and in line with the Company’s investment policy. As of September 30, 2026, the Company’s available-for-sale investments were in securities that are issued by the U.S. treasury, U.S. federal agencies and certificates of deposits, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write-offs for uncollectible accounts, the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors.. As of September 30, 2026, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

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

The Company is a party to various commercial arrangements and government programs, which include payor rebates, qualified treatment center rebates, co-payment assistance and prompt pay discounts, which impact the transaction price and represent forms of variable consideration. Revenue from product sales is reduced at the time of recognition for these forms of variable consideration. The Company’s contracts can include the right to receive an outcomes-based rebate and a subsequent treatment discount of ZEVASKYN under certain conditions. The Company has determined that the rebate and discount create a material right and allocates transaction consideration to ZEVASKYN and the material right on a relative standalone selling price basis. The standalone selling price for ZEVASKYN is the wholesale acquisition cost. The standalone selling price for the material right is determined by quantifying the discount a customer would receive upon exercise of the option adjusting for the likelihood the option will be exercised. Transaction consideration allocated to the material right is deferred and recognized when either (a) the subsequent purchase of ZEVASKYN occurs, or (b) the time period during which a subsequent purchase of ZEVASKYN could be made, expires. The Company did not defer any revenue for the three months ended September 30, 2026 and 2025, respectively and deferred $0.7 million and nil for the nine months ended September 30, 2026 and 2025, respectively.

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

A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per share computations are as follows (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income used for basic net income (loss) per share	$(4,808)	$(5,161)	$(42,074)	$91,643
Effect of dilutive securities:
Fair value adjustments for warrant and derivative liabilities	—	—	—	(3,077)
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$(4,808)	$(5,161)	$(42,074)	$88,566

Denominator:
Weighted average number of common shares outstanding - basic	57,858,292	54,242,507	57,180,398	52,198,290
Effect of dilutive shares:
Shares of common stock issuable upon exercise of stock options	—	—	—	176,221
Shares of common stock underlying restricted stock	—	—	—	4,739,644
Shares of common stock issuable upon exercise of warrants	—	—	—	8,052,244
Shares of common stock issuable upon exercise of conversion feature of loan agreement	—	—	—	614,251
Dilutive potential common shares	—	—	—	13,582,360
Denominator for dilutive net (loss) income per share - adjusted weighted average shares used in computing net (loss) income per share - dilutive	57,858,292	54,242,507	57,180,398	65,780,650

Earnings per share:
Basic (loss) income per common share	$(0.08)	$(0.10)	$(0.74)	$1.76
Dilutive (loss) income per common share	$(0.08)	$(0.10)	$(0.74)	$1.35

The following table sets forth the potential securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Shares of common stock issuable upon exercise of stock options	101,905	176,019	101,905	—
Shares of common stock underlying restricted stock	4,052,290	4,085,621	4,052,290	—
Shares of common stock issuable upon exercise of conversion feature of loan agreement	614,251	614,251	614,251	—
Shares of common stock issuable upon exercise of warrants	8,156,208	8,917,078	8,156,208	1,804,474
Total	12,924,654	13,792,969	12,924,654	1,804,474

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

NOTE 3 – REVENUE

Revenue comprises the following categories (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Product revenue, net	$13,491	$—	$33,591	$—
License and other revenues	—	—	—	400
Total revenues	$13,491	$—	$33,591	$400

Allowances and discounts

Revenue from product sales is reduced at the time of recognition for payor rebates, qualified treatment center rebates, prompt pay discounts and co-payment assistance, which are attributed to various commercial arrangements and government programs. The following table summarizes changes in allowances and discounts for the nine months ended September 30, 2026 (in thousands):

	Rebates	Prompt Pay	Co-payment Assistance	Total

Balance at December 31, 2025	$727	$—	$—	$727
Provisions	3,160	236	100	3,496
Payments/Credits	(727)	(236)	(3)	(966)
Balance at September 30, 2026	$3,160	$—	$97	$3,257

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

Deferred revenue as of September 30, 2026 is presented as a long-term liability on the consolidated balance sheet as the term of the deferral is greater than one year. The following table provides a summary of the activity on the deferred revenue (in thousands):

Deferred revenue balance as of December 31, 2025	$—
Additions to deferred revenue during the period	677
Revenue recognized during the period	—
Deferred revenue balance as of September 30, 2026	$677

NOTE 4 – SHORT-TERM INVESTMENTS

The following table provides a summary of the short-term investments (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$19,322	—	(89)	$19,233
U.S. federal agency securities	15,564	—	(90)	15,474
Certificates of deposit	34,000	—	(50)	33,950
Total available-for-sale, short-term investments	$68,886	—	(229)	$68,657

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale, short-term investments:
U.S. treasury securities	$25,057	31	—	$25,088
U.S. federal agency securities	17,772	2	—	17,774
Certificates of deposit	70,000	105	—	70,105
Total available-for-sale, short-term investments	$112,829	138	—	$112,967

As of September 30, 2026, the available-for-sale securities classified as short-term investments mature in one year or less. The Company carries its available-for-sale securities at fair value in the condensed consolidated balance sheets. Unrealized losses on available-for-sale securities as of September 30, 2026, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the short-term investments have been in a continuous unrealized loss position for more than 12 months. Accordingly, no other-than-temporary impairment was recorded for the three and nine months ended September 30, 2026.

There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2026 or 2025.

NOTE 5 – INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials	$4,664	$5,493
Work-in-progress	—	—
Finished goods	—	—
Total inventory	$4,664	$5,493

For the three and nine months ended September 30, 2026, the Company wrote-off $0.4 million in raw materials that were determined to no longer meet required specifications for usage in production of the Company’s finished goods. For the three and nine months ended September 30, 2025, there were no inventory write-downs.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Laboratory equipment	$11,048	$10,061
Furniture, software and office equipment	2,159	1,962
Leasehold improvements	15,565	15,116
Total property and equipment, cost	28,772	27,139
Less: accumulated depreciation	(19,278)	(17,218)
Total property and equipment, net	$9,494	$9,921

Depreciation and amortization on property and equipment was $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively and $2.1 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. The Company capitalized into inventory $0.2 million and $0.1 million relating to depreciation associated with manufacturing equipment and production facilities for the three months ended September 30, 2026 and 2025, respectively and $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The capitalized costs are added to inventory and are expensed through cost of sales in the condensed consolidated statement of operations and comprehensive (loss) income upon the commercial sale of ZEVASKYN.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company calculates the fair value of the Company’s assets and liabilities that qualify as financial instruments and includes additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of other receivables, prepaid expenses and other current assets, other assets, accounts payable, accrued taxes and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of the Loan Agreement (as Defined in Note 10 – Debt) as of September 30, 2026 and December 31, 2025, was $12.5 million and $21.2 million, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The following table provides a summary of financial assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

Description	Fair Value at September 30, 2026	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$65,742	$65,742	$—	$—
Money market deposit account	181	181	—	—
Short-term investments
U.S. treasury securities	19,233	19,233	—	—
U.S. federal agency securities	15,474	—	15,474	—
Certificates of deposit	33,950	—	33,950	—
Total assets measured at fair value	$134,580	$85,156	$49,424	$—

Liabilities
Warrant liabilities	$14,200	$—	$—	$14,200
Total liabilities measured at fair value	$14,200	$—	$—	$14,200

Description	Fair Value at December 31, 2025	Level 1	Level 2	Level 3

Recurring Assets
Cash equivalents
Money market funds	$73,854	$73,854	$—	$—
Money market deposit account	182	182	—	—
Short-term investments
U.S. treasury securities	25,088	25,088	—	—
U.S. federal agency securities	17,774	—	17,774	—
Certificates of deposit	70,105	—	70,105	—
Total assets measured at fair value	$187,003	$99,124	$87,879	$—

Liabilities
Warrant liabilities	$18,902	$—	$—	$18,902
Total liabilities measured at fair value	$18,902	$—	$—	$18,902

Warrant Liabilities

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding warrants that are classified as liabilities:

	Expiration Date	Exercise price per share	September 30, 2026	December 31, 2025

Warrants issued as part of the 2021 public offering	December 2026	$9.75	1,788,000	1,788,000
Warrants issued as part of the 2022 Private Placement Offering	November 2027	$4.75	5,762,053	5,762,503
Warrants issued as part of the 2024 Loan Agreement	January 2029	$4.07	589,681	589,681
Warrants issued as part of the 2024 Loan Agreement Amendment	July 2030	$6.07	16,474	16,474

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

The following table provides a summary of the activity on the warrant liabilities (in thousands):

Warrant liabilities as of December 31, 2025	$18,902
Issuance of warrants	—
Gain recognized in earnings from change in fair value	(4,702)
Warrant liabilities as of September 30, 2026	$14,200

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

The following table outlines the key inputs for the Black-Scholes option-pricing model:

	September 30, 2026	December 31, 2025

Common share price	$5.25	$5.27
Expected term (years)	0.21 – 3.80	0.96 – 4.54
Risk-free interest rate (%)	4.08% – 4.93%	3.41% – 3.63%
Volatility (%)	53.53% – 100.00%	78.97% – 100.00%
Expected dividend yield (%)	0%	0%

NOTE 8 – ACCRUED EXPENSES

The following table provides a summary of the components of accrued expenses (in thousands):

	September 30, 2026	December 31, 2025

Accrued employee compensation	$5,832	$5,636
Accrued contracted services and other	2,113	2,104
Accrued rebates	3,160	727
Total accrued expenses	$11,105	$8,467

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

The following table provides a summary of the Company’s operating lease liabilities (in thousands):

	September 30, 2026	December 31, 2025

Current operating lease liability	$1,320	$864
Non-current operating lease liability	3,464	4,069
Total operating lease liability	$4,784	$4,933

Lease costs and rent are reflected in selling, general and administrative expenses and research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income, as determined by the underlying activities.

The following table provides a summary of the components of lease costs and rent (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Operating lease cost	$287	$385	$850	$1,137
Variable lease cost	164	122	504	317
Short-term lease cost	15	13	44	32
Total operating lease costs	$466	$520	$1,398	$1,486

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Future minimum lease payments and obligations, which do not include short-term leases, related to the Company’s operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Future minimum lease payments and obligations	Operating Leases

2026, remainder	$325
2027	1,328
2028	1,359
2029	1,391
2030	1,419
Total undiscounted operating lease payments	5,822
Less: imputed interest	1,038
Present value of operating lease liabilities	$4,784

The weighted-average remaining term of the Company’s operating leases was 51 months, and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.2% as of September 30, 2026.

NOTE 10 – DEBT

The following table provides a summary of the Company’s debt, net of debt issuance costs and discounts (in thousands):

	September 30, 2026	December 31, 2025

Loan Agreement Principal	$11,111	$20,000
Accreted final payment fee	920	711
Unamortized debt issuance costs and discounts	(186)	(676)
Total long-term debt	11,845	20,035
Less: current maturities	11,845	12,222
Long-term debt, net of current maturities	$—	$7,813

Loan and Security Agreement

On January 8, 2024 (the “Closing Date”), the Company entered into a Loan and Security Agreement, as supplemented by a Supplement, dated as of January 8, 2024 (collectively, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership, as administrative agent and collateral agent (“Avenue” and the “Agent”) and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $50 million, with (i) a committed tranche of $20 million advanced on the Closing Date (“Tranche 1”), (ii) a committed tranche of up to $10 million which may be advanced upon the request of the Company between June 30, 2024 and September 30, 2024, subject to the Company obtaining FDA approval of ZEVASKYN in RDEB, with the issuance of a Priority Review Voucher (“Tranche 2”), and (iii) a discretionary tranche of up to $20 million which may be advanced between March 31, 2025 and March 31, 2026 (the “Discretionary Tranche”) provided at the discretion of the Lenders. The Loans are due and payable on July 1, 2027. As of September 30, 2026, there are no available tranches.

The loan principal is repayable in equal monthly installments beginning on February 1, 2026. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 5.00% and (ii) 11.75%. The stated interest rate and effective interest rate as of September 30, 2026 was 11.75% and 18.42%, respectively.

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

The future payment obligations of the principal are as follows as of September 30, 2026 (in thousands):

2026, remainder	$3,333
2027	7,778
Total principal	$11,111

NOTE 11 – EQUITY

Preferred Stock

The aggregate number of authorized shares of the Company’s preferred stock is 2,000,000 shares with a par value of one cent ($0.01). There is no preferred stock outstanding as of September 30, 2026 and December 31, 2025.

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

As of September 30, 2026, there were 1,788,000 stock purchase warrants outstanding related to this public offering. These stock purchase warrants expire on December 21, 2026. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and nine months ended September 30, 2026, other than the change in fair value of the warrants for the stock purchase warrants issued as part of this public offering.

On May 7, 2024, the Company sold 12,285,056 shares of its common stock and in lieu of common stock, pre-funded warrants to purchase 6,142,656 shares of its common stock (the “2024 Pre-Funded Warrants”), for an aggregate purchase price of $75.0 million gross, or $70.2 million net of related costs. The offering price for each share of common stock was $4.07, and the offering price for the 2024 Pre-Funded Warrants was $4.0699, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share and may be exercised at any time until the pre-funded warrants are exercised in full. On June 4, 2026, 179,832 of the 2024 Pre-Funded Warrants were exercised leaving 2,314,349 2024 Pre-Funded Warrants outstanding as of September 30, 2026. The 2024 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2024 Pre-Funded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2024 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2026 given their nominal exercise price.

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

The Company sold 3,510,889 shares of its common stock under the ATM Agreement during the nine months ended September 30, 2025 resulting in net proceeds of $17.3 million during the nine months ended September 30, 2025. There were no sales of common stock under the ATM Agreement during the three months ended September 30, 2025. There were no sales of common stock under the ATM Agreement during the three and nine months ended September 30, 2026.

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

As of September 30, 2026, there were 5,762,053 warrants outstanding related to this private placement offering. The warrants expire on November 3, 2027. During such time as each warrant is outstanding, the holder of the warrant is entitled to participate in any dividends or other distribution of assets to holders of shares of common stock. There was no warrant activity during the three and nine months ended September 30, 2026, other than the change in fair value of the warrants related to warrants issued as part of this private placement offering.

Direct Placement Offering

On July 6, 2023, the Company sold 3,284,407 shares of its common stock, and in lieu of shares of common stock, pre-funded warrants exercisable for 2,919,140 shares of common stock (the “2023 Pre-Funded Warrants”), to a group of existing institutional investors for an aggregate purchase price of $25.0 million gross, or $23.0 million net of related costs. The offering price for each share of common stock was $4.03, and the offering price for the 2023 Pre-Funded Warrants was $4.0299, which represents the per share offering price for the Company’s common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.0001 per share, may be exercised at any time and do not have an expiration date. As of September 30, 2026, there were 2,619,140 2023 Pre-Funded Warrants outstanding. The 2023 Pre-Funded Warrants are classified as equity in accordance with ASC 815, given the 2023 Pre-Funded Warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The 2023 Pre-Funded Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the consolidated balance sheet and the 2023 Pre-Funded Warrants are considered outstanding shares in the basic and diluted earnings per share calculation for the for the three and nine months ended September 30, 2026 given their nominal exercise price.

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

NOTE 12 – STOCK-BASED COMPENSATION

Prior to May 17, 2023, the Company had previously granted stock options and stock awards under the Abeona Therapeutics Inc. 2015 Equity Incentive Plan (the “2015 Incentive Plan”). As of May 17, 2023, no further grants can be made under the 2015 Incentive Plan. The Company now grants stock options and stock awards under the Abeona Therapeutics Inc. 2023 Equity Incentive Plan (the “2023 Incentive Plan”) which was approved by stockholders on May 17, 2023. On April 24, 2024, stockholders approved an amendment to the 2023 Incentive Plan to increase the shares authorized for issuance from 1,700,000 shares to 3,200,000 shares. On December 20, 2024, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 3,200,000 shares to 8,400,000 shares. On June 12, 2026, stockholders approved an additional increase in the shares authorized for issuance under the 2023 Incentive Plan from 8,400,000 to 11,500,000 shares. As of September 30, 2026, there were 4,608,136 shares available to be granted under the 2023 Incentive Plan. In addition, in 2023, the Company’s board of directors approved various restricted stock awards granted to certain new hires as inducement grants. On October 10, 2023, the Company’s board of directors approved the Abeona Therapeutics Inc. 2023 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). As of September 30, 2026, there were 49,222 shares available to be granted under the Inducement Plan.

The following table summarizes stock-based compensation (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Research and development	$227	$223	$744	$1,125
Selling, general and administrative	2,558	2,466	8,367	7,095
Total stock-based compensation expense	$2,785	$2,689	$9,111	$8,220

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

The Company did not grant any stock options in the nine months ended September 30, 2026 and 2025.

The Company accounts for forfeitures as they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

The following table summarizes stock option activity during the nine months ended September 30, 2026.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2025	176,019	$38.72	4.85	$5
Granted	—	$—	—	$—
Cancelled/forfeited	(74,114)	$42.46	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2026	101,905	$36.00	4.34	$5
Exercisable	101,905	$36.00	4.34	$5
Unvested	—	$—	—	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2026, there was no unrecognized compensation cost related to non-vested option awards not yet recognized.

Restricted Stock

The following table summarizes restricted stock award activity during the nine months ended September 30, 2026:

	Number of Awards	Weighted Average Grant Date Fair Value Per Unit

Outstanding at December 31, 2025	4,180,981	$4.96
Granted	2,297,211	$5.31
Cancelled/forfeited	(350,738)	$5.14
Vested	(2,075,164)	$4.78
Outstanding at September 30, 2026	4,052,290	$5.23

As of September 30, 2026, there was $15.0 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average vesting period of 1.8 years. The total fair value of restricted stock awards that vested was $9.9 million during the nine months ended September 30, 2026.

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

As of September 30, 2026, the Company did not have any contract assets or contract liabilities as a result of this transaction. As of December 31, 2025, the Company had $3.0 million included in accounts receivable in the condensed consolidated balance sheet as a result of clinical milestones achieved by our sublicensor as per the sublicense agreement noted above.

Ultragenyx License Agreement

On May 16, 2022, the Company and Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) entered into an exclusive license agreement (the “License Agreement”) for AAV gene therapy, ABO-102, for the treatment of Sanfilippo syndrome type A (MPS IIIA). Under the License Agreement, Ultragenyx assumed responsibility for the ABO-102 program from the Company, with the exclusive right to develop, manufacture, and commercialize ABO-102 worldwide. Also pursuant to the License Agreement, following FDA approval that took place in September 2026, the Company is eligible to receive tiered royalties from mid-single-digits to 8% on net sales, as well as up to $30.0 million in commercial milestone payments. in accordance with the terms of the License Agreement. Both forms of consideration comprise the transaction price to which the Company expects to be entitled in exchange for transferring the related intellectual property and certain, contractually-specified, transition services to Ultragenyx. The sales-based royalty and milestone payments are subject to the royalty recognition constraint. As such, these fees are not recognized as revenue until the later of: (a) the occurrence of the subsequent sale, and (b) the performance obligation to which they relate has been satisfied.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenues:
Product revenue, net	$13,491	$—	$33,591	$—
License and other revenues	—	—	—	400
Total revenues	13,491	—	33,591	400

Cost of sales	5,713	488	12,586	488
Royalties	—	—	—	100

Research and development costs:
Salaries & related costs	1,891	1,689	5,550	8,605
Non-cash stock-based compensation	227	223	744	1,125
Other research and development costs (a)	1,554	2,304	11,954	10,370
Total research and development costs	3,672	4,216	18,248	20,100

Selling, general and administrative costs:
Salaries & related costs	7,732	6,975	23,331	18,084
Non-cash stock-based compensation	2,558	2,466	8,367	7,095
Commercial costs	2,251	2,138	6,068	5,635
Other selling, general and administrative costs (b)	4,566	7,735	14,678	15,435
Total selling, general and administrative costs	17,107	19,314	52,444	46,249

Other segment items, net (c)	8,193	18,857	7,613	158,180
Net (loss) income	$(4,808)	$(5,161)	$(42,074)	$91,643

(a)	Other research and development costs include, but are not limited to preclinical lab supplies, preclinical and development costs, clinical trial costs, preclinical manufacturing and manufacturing facility costs, costs associated with preclinical regulatory approvals, preclinical depreciation on lab supplies and manufacturing facilities, and preclinical consultant-related expenses.
(b)	Other selling, general and administrative costs primarily consist of office facility costs, public company reporting related costs, professional fees (e.g., legal expenses), regulatory costs, production costs not attributable to cost of sales and other general operating expenses not otherwise included in research and development expenses.
(c)	Other segment items include interest income, interest expense, change in fair value of warrant liabilities, gain on sale of priority review voucher, other income and income tax (benefit) expense.

NOTE 15 – SUBSEQUENT EVENTS

Asset Purchase Agreement

On November 6, 2026 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ellodi Pharmaceuticals, L.P., a Delaware limited partnership (“Ellodi”), pursuant to which Ellodi sold and assigned to the Company, and the Company purchased and assumed from Ellodi, substantially all assets related to the research, development, manufacture, and commercialization of Ellodi’s clinical-stage development candidate known as APT-1011. APT-1011 is designed to treat eosinophilic esophagitis (“EoE”), a chronic, progressive inflammatory disease that can cause esophageal strictures, leading to a variety of symptoms including dysphagia and food impaction. APT-1011, which has been evaluated in a Phase 3 clinical trial in healthy volunteers, is an orally disintegrating tablet formulation containing fluticasone propionate as its active pharmaceutical ingredient.

Pursuant to the Asset Purchase Agreement, the Company issued to Ellodi $20 million in value of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which amounted to 4,494,383 shares, based on the 20-trading-day volume weighted average price of the Company’s Common Stock ending on the trading day immediately before the Closing Date. No upfront cash consideration is being paid to Ellodi. In addition, the Company is obligated to pay Ellodi (i) payments of $30 million upon FDA approval of a New Drug Application for APT-1011 and up to $30 million upon the achievement of certain sales milestones milestone payments, and (ii) certain royalty payments based on the net sales of APT-1011 with royalty percentage tiers ranging from the low teen to mid teen percentages. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last Valid Claim (as defined in the Asset Purchase Agreement) of any transferred patent right that covers such product in such country, (b) expiration of Regulatory Exclusivity for such product in such country, or (c) the seventh anniversary of the first commercial sale of such product in such country.

Private Placement

On November 6, 2026, the Company entered into a Securities Purchase Agreement with a group of investors (the “Purchasers”) providing for the private placement (the “Private Placement”) to the Purchasers of (i) 6,400,000 shares of common stock, and (ii) pre-funded warrants to purchase 1,600,043 shares of common stock (the “Pre-Funded Warrants”), for an aggregate purchase price of approximately $30 million. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock. The closing of the Private Placement is expected to occur on November 10, 2026.

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

Recent Developments

Asset Acquisition

On November 9, 2026 (“the Closing Date”), we announced the acquisition of APT-1011, now ABO-801, from Ellodi Pharmaceuticals L.P. (“Ellodi”). ABO-801 is a Phase 3-ready, once-daily oral disintegrating tablet formulation of fluticasone propionate in development for eosinophilic esophagitis (EoE). Under the terms of the asset purchase agreement, we issued Ellodi $20 million in value of our common stock, par value $0.01 per share, which amounted to 4,494,383 shares (the “Upfront Shares”), based on the 20-trading-day volume weighted average price of the our common stock ending on the trading day immediately before the Closing Date. No upfront cash consideration is being paid to Ellodi. Ellodi is also eligible to receive payments of $30 million upon FDA approval of ABO-801 and up to an additional $30 million upon achievement of specified sales milestones. In addition, Ellodi is eligible to receive tiered royalties on net sales of ABO-801 ranging from low to mid teen percentages.

Private Placement

On November 6, 2026, we entered into a Securities Purchase Agreement (with a group of investors (the “Purchasers”) providing for the private placement (the “Private Placement”) to the Purchasers of (i) 6,400,000 shares of common stock, and (ii) pre-funded warrants to purchase 1,600,043 shares of common stock (the “Pre-Funded Warrants”), for an aggregate purchase price of approximately $30 million in gross proceeds before fees and expenses. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock. The closing of the Private Placement is expected to occur on November 10, 2026.

Qualified Treatment Center Activations

On July 21, 2026, we announced activation of Cincinnati Children’s Hospital Medical Center as a qualified treatment center for the administration of ZEVASKYN.

On September 16, 2026, we announced activation of University of Florida Health as the newest qualified treatment center for the administration of ZEVASKYN. This represents the eighth available qualified treatment center for the administration of ZEVASKYN.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2026 and September 30, 2025

	For the three months ended September 30,
($ in thousands)	2026	2025	$ Change

Revenues:
Product revenue, net	$13,491	$—	$13,491

Costs and expenses:
Cost of sales	5,713	488	5,225
Research and development	3,672	4,216	(544)
Selling, general and administrative	17,107	19,314	(2,207)
Total costs and expenses	26,492	24,018	2,474

Loss from operations	(13,001)	(24,018)	11,017

Interest income	2,263	1,672	591
Interest expense	(557)	(901)	344
Change in fair value of warrant liabilities	6,507	2,760	3,747
Other (loss) income, net	(2)	129	(131)
Loss before income taxes	(4,790)	(20,358)	15,568
Income tax expense (benefit)	18	(15,197)	15,215
Net loss	$(4,808)	$(5,161)	$353

Product revenue, net

Product revenue, net, resulting from the sale of ZEVASKYN, for the three months ended September 30, 2026 was $13.5 million. There was no product revenue for the three months ended September 30, 2025 as the approval by the FDA for ZEVASKYN occurred in April of 2025 and we recorded our first sale in December of 2025.

Cost of sales

Cost of sales during the three months ended September 30, 2026 were $5.7 million and primarily includes costs associated with the commercial sale of ZEVASKYN including royalties due to our licensor, Stanford. Cost of sales during the three months ended September 30, 2025 primarily includes costs associated with the August 2025 production of a full batch of ZEVASKYN® that could not be released due to technical issues that arose in implementing the rapid sterility lot release assay, mandated by the FDA during BLA review.

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

Research and development expenses for the three months ended September 30, 2026 were $3.7 million, as compared to $4.2 million for the same period of 2025, a decrease of $0.5 million. The reduction in expenses was primarily due to a reduction in costs associated with pre-clinical programs that were discontinued.

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

Selling, general and administrative expenses were $17.1 million for the three months ended September 30, 2026, as compared to $19.3 million for the same period of 2025, a decrease of $2.2 million. The decrease in expenses was primarily due to $2.1 million in costs associated with engineering runs that took place in the prior period.

Interest income

Interest income was $2.3 million for the three months ended September 30, 2026, as compared to $1.7 million in the same period of 2025. The increase resulting from timing of maturity and mix of our money market funds and short-term investment balances, offset by a decrease in the average money market funds and short-term investment balances period over period.

Interest expense

Interest expense was $0.6 million for the three months ended September 30, 2026 compared to $0.9 million in the same period of 2025. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment plus a reduction of the principal loan amount due to principal payments made in 2026.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a non-cash gain of $6.5 million for the three months ended September 30, 2026. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price over the quarter and by a shorter term of the outstanding warrants.

The change in fair value of warrant liabilities was a non-cash gain of $2.8 million for the three months ended September 30, 2025. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price over the quarter and a shorter term of the outstanding warrants.

Other (loss) income, net

Other (loss) income, net consisted of a loss of $2,000 for the three months ended September 30, 2026, as compared to income of $0.1 million in the same period of 2025. The decrease was primarily a result of not having sublease income in 2026. The sublease of our New York office ended in September of 2025.

Income tax expense

We recorded an income tax expense of $18,000 for the three months ended September 30, 2026. The amount relates to 2025 return to provision adjustments and included the impact of our generation of sufficient tax losses, after consideration of discrete items, to reduce our income tax expense for the period.

We recorded a current income tax benefit of $15.2 million for the three months ended September 30, 2025 related to the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced our taxable income and resulted in a current tax benefit for the three months ended September 30, 2025.

Comparison of Nine months Ended September 30, 2026 and September 30, 2025

	For the nine months ended September 30,
($ in thousands)	2026	2025	$ Change

Revenues:
Product revenue, net	$33,591	$—	$33,591
License and other revenues	—	400	(400)
Total revenues	33,591	400	33,191

Costs and expenses:
Cost of sales	12,586	488	12,098
Royalties	—	100	(100)
Research and development	18,248	20,100	(1,852)
Selling, general and administrative	52,444	46,249	6,195
Total costs and expenses	83,278	66,937	16,341

Loss from operations	(49,687)	(66,537)	16,850

Interest income	4,972	4,009	963
Interest expense	(2,083)	(2,856)	773
Change in fair value of warrant liabilities	4,702	4,617	85
Gain from sale of priority review voucher, net	—	152,366	(152,366)
Other income, net	42	359	(317)
(Loss) income before income taxes	(42,054)	91,958	(134,012)
Income tax expense	20	315	(295)
Net (loss) income	$(42,074)	$91,643	$(133,717)

Product revenue, net

Product revenue, net, resulting from the sale of ZEVASKYN, for the nine months ended September 30, 2026 was $33.6 million. There was no product revenue for the nine months ended September 30, 2025 as the approval by the FDA for ZEVASKYN occurred in April of 2025 and we recorded our first sale in December of 2025.

License and other revenues

License and other revenues for the nine months ended September 30, 2026 were nil as compared to $0.4 million for the same period of 2025. The revenue in 2025 of $0.4 million consists of revenue resulting from a third party exercising its option to license certain of our AAV capsids.

Cost of sales

Cost of sales during the nine months ended September 30, 2026 were $12.6 million and primarily includes costs associated with the commercial sale of ZEVASKYN including royalties due to our licensor, Stanford. Cost of sales during the nine months ended September 30, 2025 primarily includes costs associated with the August 2025 production of a full batch of ZEVASKYN® that could not be released due to technical issues that arose in implementing the rapid sterility lot release assay, mandated by the FDA during BLA review.

Royalties

Royalty expense for the nine months ended September 30, 2026 was nil as compared to $0.1 million for the same period of 2025. Royalties in 2025 consisted of amounts owed to the University of North Carolina at Chapel Hill resulting from the milestones due from the exercise of an option by a third party to license certain of our AAV capsids.

Research and development

Research and development expenses for the nine months ended September 30, 2026 were $18.2 million, as compared to $20.1 million for the same period of 2025, a decrease of $1.9 million. In March 2026, we entered a license and joint development agreement related to PSMA SIR-T™ which included an upfront payment of $7.0 million that was included in research and development expenses. Excluding this transaction, research and development expenses decreased $8.9 million. The reduction in expenses was primarily due to costs capitalized into inventory, engineering runs and other production costs that are no longer considered research and development due to FDA approval of ZEVASKYN in April of 2025, and a reduction in costs associated with pre-clinical programs that were discontinued.

Selling, general and administrative

Selling, general and administrative expenses were $52.4 million for the nine months ended September 30, 2026, as compared to $46.2 million for the same period of 2025, an increase of $6.2 million. The increase in expenses was primarily due to increases in salaries and stock-based compensation of $6.5 million due to new hires.

Interest income

Interest income was $5.0 million for the nine months ended September 30, 2026, as compared to $4.0 million in the same period of 2025. The increase resulted from increased average of our money market funds and short-term investment balances period over period.

Interest expense

Interest expense was $2.1 million for the nine months ended September 30, 2026 compared to $2.9 million in the same period of 2025. Interest expense was due to the credit facility entered into by the Company in January 2024 and decreased as a result of the July 2025 Loan Agreement Amendment plus a reduction of the principal loan amount due to principal payments made in 2026.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities was a non-cash gain of $4.7 million for the nine months ended September 30, 2026. We issued stock purchase warrants that are required to be classified as a liability and valued at fair market value at each reporting period. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price over the year and a shorter term of the outstanding warrants.

The change in fair value of warrant liabilities was a non-cash gain of $4.6 million for the nine months ended September 30, 2025. The gain in the fair value of warrant liabilities was primarily due to the decrease in our stock price as of September 30, 2025 compared to December 31, 2024 and to the shorter term period over period.

Gain from sale of priority review voucher, net

In May 2025, we sold our PRV awarded to us following the FDA approval of ZEVASKYN™. We received gross proceeds of $155.0 million during the nine months ended September 30, 2025 and recognized a gain from the PRV sale of $152.4 million, net of transaction costs of $2.6 million, as it did not have a carrying value at the time of sale.

Other income, net

Other income, net consisted of $42,000 for the nine months ended September 30, 2026, as compared to $0.4 million in the same period of 2025. The decrease was primarily a result of not having sublease income in 2026. The sublease of our NY office ended in September of 2025.

Income tax expense

We recorded an income tax expense of $20,000 for the nine months ended September 30, 2026. The amount relates to 2025 return to provision adjustments and included the impact of our generation of sufficient tax losses, after consideration of discrete items, to reduce our income tax expense for the period.

We recorded a current income tax expense of $0.3 million for the nine months ended September 30, 2025 which was driven by pre-tax income from the gain on sale of the PRV, offset by the favorable impact of the One Big Beautiful Bill Act, enacted on July 4, 2025. The legislation restored immediate expensing of domestic R&D expenditures, reinstated 100% bonus depreciation, and provided more favorable rules for determining the limitation on business interest expense, which collectively reduced our taxable income and resulting income tax expense for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	For the nine months ended September 30,
($ in thousands)	2026	2025

Total cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(45,607)	$(58,373)
Investing activities	42,353	95,474
Financing activities	(8,899)	22,426
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,153)	$59,527

Operating activities

Net cash used in operating activities was $45.6 million for the nine months ended September 30, 2026, primarily comprised of our net loss of $42.1 million, decreases in operating assets and liabilities of $11.2 million and net non-cash charges of $7.6 million. Non-cash charges consisted primarily of $4.7 million of gain as a result of the change in fair value of warrant liabilities, $9.1 million of stock-based compensation and $2.1 million of depreciation and amortization.

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

Investing activities

Net cash provided by investing activities was $42.4 million for the nine months ended September 30, 2026, primarily comprised of proceeds from maturities of short-term investments of $115.8 million, offset by purchases of short-term investments of $71.8 million and capital expenditures of $1.6 million.

Net cash provided by investing activities was $95.5 million for the nine months ended September 30, 2025, primarily comprised of net proceeds from sale of priority review voucher of $152.4 million, proceeds from maturities of short-term investments of $118.8 million, offset by purchases of short-term investments of $168.9 million and capital expenditures of $6.8 million.

Financing activities

Net cash used in financing activities was $8.9 million for the nine months ended September 30, 2026, comprised of $8.9 million in payments on our long-term debt.

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

Our principal source of liquidity is cash, cash equivalents and short-term investments, collectively referred to as our cash resources. As of September 30, 2026, our cash resources were $134.9 million. We believe that our current cash and cash equivalents and short-term investments are sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to secure additional funding to carry out all of our planned research and development and potential commercialization activities. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity and sufficient capital resources could have a material adverse effect on our future prospects.

We have an open market sale agreement with Jefferies LLC (as amended, the “ATM Agreement”) pursuant to which, we may sell from time to time, through Jefferies LLC, shares of our common stock for an aggregate sales price of up to $75.0 million. Any sales of shares pursuant to this agreement are made under our effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. We sold 3,510,889 shares of our common stock under the ATM Agreement and received $17.3 million of net proceeds during the nine months ended September 30, 2025. There were no sales of our common stock under the ATM agreement during the nine months ended September 30, 2026. Under the ATM Agreement and as of September 30, 2026, we have remaining shares of our common stock for an aggregate sales price of up to $51.5 million.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, strategic alliances, licensing arrangements, asset dispositions with third parties and other similar arrangements. If we raise additional funds by selling additional equity securities, the relative equity ownership of our existing investors will be diluted, and the new investors could obtain terms more favorable than previous investors. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, or asset dispositions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls and Procedures”), as of September 30, 2026, as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conclusion of Evaluation — Based on this Disclosure Controls and Procedures evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. There have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Risks associated with the acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.

We acquired ABO-801 from Ellodi Pharmaceuticals, L.P. on November 6, 2026. Because we were not involved in the preclinical or clinical development of ABO-801 (then APT-1011) prior to such date, we may experience difficulties in the transition of certain development activities from Ellodi and its affiliates to us, which may result in delays in clinical trials, as well as problems in our development efforts, particularly if we do not receive all of the necessary information, reports and data from Ellodi and its affiliates in a timely manner. Further, we have had no involvement with or control over the preclinical and clinical development of ABO-801 to date. As a result, our assumptions about ABO-801’s development potential are based in large part on the data generated from trials conducted by Ellodi and we may observe materially and adversely different results in any ongoing or future clinical trials. In addition, results from preclinical and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for ABO-801 is promising, compliance or data integrity issues may later arise and even if not, the data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Approval of ABO-801 may be delayed by several years or may require us to expend significantly more resources than we have available.

We have relied on Ellodi’s having conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our agreement with Ellodi and having correctly collected and interpreted the data from these trials. To the extent any of these have not occurred, expected development time and costs may be increased, which could adversely affect any future revenue from this product candidate.

We may also acquire or in-license additional product candidates for pre-clinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing such future product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, and our ability to generate revenues from our product candidates may be delayed.

We can provide no assurance that ABO-801 will obtain regulatory approval or that the results of clinical trials will be favorable.

The testing, marketing and manufacturing of ABO-801 will require the approval of the FDA or regulatory agencies of other countries. We cannot predict with any certainty the amount of time necessary to obtain regulatory approvals, including from the FDA or other foreign regulatory authorities, and whether any such approvals will ultimately be granted. Preclinical and clinical trials may reveal that ABO-801 is ineffective or unsafe, in which event its further development could be seriously delayed or terminated. ABO-801 (then APT-1011) has had two completed Phase 3 studies and neither study met its prespecified co-primary patient-reported symptom endpoint. Although we plan to use the dysphagia symptom questionnaire (“DSQ”) in the next Phase 3 study for ABO-801, which has been used in connection with the approval of EoE products approved to-date in the United States, there is no guarantee that the FDA will agree with this approach or that the next Phase 3 study will be successful. In addition, we cannot guarantee that our planned clinical trials will be initiated or conducted as planned or completed on schedule, if at all.

Potential licensees, partners, or collaborators may view ABO-801 with more skepticism because of its history of failed clinical trials, thereby requiring additional data and further explanations to overcome this skepticism and obtain commercially reasonable terms for future development or collaboration.

Although the FDA approved FAYUVI™, also known as UX-111, which we have licensed to Ultragenyx, the royalties we expect to receive will depend on FAYUVI’s commercial performance and other factors that we do not control.

In 2022, we entered into a license agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) granting Ultragenyx global development and commercialization rights to a gene therapy program (UX-111 or FAYUVI) for the treatment of Sanfilippo syndrome type A (MPS IIIA). The FDA approved FAYUVI™ (rebisufligene etisparvovec-hopf) in September 2026. Under the terms of our agreement with Ultragenyx, we are eligible to receive royalties on net sales and payments based on the achievement of certain sales milestones. There have as-yet been no commercial sales of FAYUVI, and we cannot predict the amount or timing of the royalties we will receive.

Ultragenyx has sole control over the commercialization of FAYUVI, including launch timing, pricing and discounting, payor contracting, and the sales and marketing resources it devotes to the product. Ultragenyx may prioritize other products over FAYUVI or change its commercial strategy. It may also sublicense or divest its rights in FAYUVI or undergo a change of control, and any successor in interest may have different commercial priorities.

We rely on Ultragenyx for sales information and for the accuracy of its royalty reports. Our audit rights are limited, audits are costly, and disputes over royalty calculations could delay or reduce payments. We are also exposed to Ultragenyx’s ability to pay amounts owed to us. If royalties from FAYUVI are lower or occur later than we expect, our results of operations and financial condition could be adversely affected.

Raising additional funds by issuing securities or through licensing or lending arrangements or through our at-the-market sale agreement would cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates and their future revenue streams.

We may need to raise additional capital to fund our future operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, strategic alliances, licensing arrangements, asset dispositions with third parties and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that limit our ability to incur liens or additional debt, pay dividends, redeem, or repurchase our common stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through collaborations, strategic alliances, licensing arrangements or asset dispositions with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

The terms of any financing may adversely affect the holdings or rights of our stockholders and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We may sell shares or other securities in other offerings, including under our open market sale agreement, at a price per share that is less than the prices per share paid by other investors, and investors purchasing shares of our common stock, preferred stock or other securities in the future could have rights superior to existing stockholders. The sale of additional equity or convertible securities would dilute all of our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders.

The manufacturing, testing and delivery of ZEVASKYN® present significant challenges for us, and we may not be able to produce ZEVASKYN® at the quality, quantities, or timing needed to support commercialization. Demand for ZEVASKYN may be lower than expected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2026:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2026 - July 31, 2026	1,478	$6.53
August 1, 2026 - August 31, 2026	—	$—
September 1, 2026 - September 30, 2026	—	$—
	1,478	$6.53

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as disclosed below.

On August 14, 2026, Vishwas Seshadri, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 360,000 shares of our common stock. The duration of the arrangement is until May 14, 2028, or the date on which the transactions under the arrangement are completed.

On August 17, 2026, Madhav Vasanthavada, the Company’s Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 60,000 shares of our common stock. The duration of the arrangement is until November 12, 2027, or the date on which the transactions under the arrangement are completed.

On August 18, 2026, Brendan O’Malley, the Company’s Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 100,000 shares of our common stock. The duration of the arrangement is until August 17, 2027, or the date on which the transactions under the arrangement are completed.

On August 18, 2026, Donald Wuchterl, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 65,000 shares of our common stock. The duration of the arrangement is until November 22, 2027, or the date on which the transactions under the arrangement are completed.

On August 18, 2026, Leila Alland, M.D., a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 69,996 shares of our common stock. The duration of the arrangement is until May 16, 2027, or the date on which the transactions under the arrangement are completed.

ITEM 6. EXHIBITS

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibits:	Description of Document

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Abeona’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ABEONA THERAPEUTICS INC.

Date: November 9, 2026	By:	/s/ Vishwas Seshadri
Vishwas Seshadri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Joseph Vazzano
Joseph Vazzano
Chief Financial Officer
(Principal Financial Officer)

